Form 10-K
period 2016-12-31
FINANCIAL INSTITUTIONS INC
filed 2017-03-07
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended       December 31, 2016

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

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2016 closing price reported by NASDAQ, was approximately $358,540,000.

As of February 24, 2017, there were outstanding, exclusive of treasury shares, 14,529,815 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

FORWARD LOOKING INFORMATION

Statements and financial analysis contained in this Annual Report on Form 10-K that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•

statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Financial Institutions, Inc. (the “Parent” or “FII”) and its subsidiaries (collectively, the “Company,” “we,” “our” or “us”); and

•	statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

●	If we experience greater credit losses than anticipated, earnings may be adversely impacted;
●	Our tax strategies and the value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios;
●	Geographic concentration may unfavorably impact our operations;
●	We depend on the accuracy and completeness of information about or from customers and counterparties;
●	Our insurance brokerage subsidiary is subject to risk related to the insurance industry;
●	Our investment advisory and wealth management operations are subject to risks related to the financial services industry;
●	We may be unable to successfully implement our growth strategies;
●	We are subject to environmental liability risk associated with our lending activities;
●	Commercial business and mortgage loans increase our exposure to credit risks;
●	Our indirect lending involves risk elements in addition to normal credit risk;
●	We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason;
●	Any future FDIC insurance premium increases may adversely affect our earnings;
●	We are highly regulated and may be adversely affected by changes in banking laws, regulations and regulatory practices;
●	New or changing tax and accounting rules and interpretations could significantly impact our strategic initiatives, results of operations, cash flows and financial condition;
●	Legal and regulatory proceedings and related matters could adversely affect us and the banking industry in general;
●	A breach in security of our or third party information systems, including the occurrence of a cyber incident or a deficiency in cyber security, may subject us to liability, result in a loss of customer business or damage our brand image;
●	We face competition in staying current with technological changes to compete and meet customer demands;
●	We rely on other companies to provide key components of our business infrastructure;
●	We use financial models for business planning purposes that may not adequately predict future results;
●	We may not be able to attract and retain skilled people;
●	Acquisitions may disrupt our business and dilute shareholder value;
●	We are subject to interest rate risk;
●	Our business may be adversely affected by conditions in the financial markets and economic conditions generally;
●	The policies of the Federal Reserve have a significant impact on our earnings;
●	The soundness of other financial institutions could adversely affect us;
●	The value of our goodwill and other intangible assets may decline in the future;
●

A proxy contest for the election of directors at our annual meeting or proposals arising out of shareholder initiatives could cause us to incur additional substantial costs and could negatively affect our business;

●	We operate in a highly competitive industry and market area;
●	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;
●	Liquidity is essential to our businesses;
●	We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all;
●	We rely on dividends from our subsidiaries for most of our revenue;
●	We may not pay or may reduce the dividends on our common stock;

●

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could dilute our current shareholders or negatively affect the value of our common stock;

●	Our certificate of incorporation, our bylaws, and certain banking laws may have an anti-takeover effect; and
●	The market price of our common stock may fluctuate significantly in response to a number of factors.

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

ITEM 1. BUSINESS

GENERAL

The Parent is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”). The principal office of the Parent is located at 220 Liberty Street, Warsaw, New York 14569 and its telephone number is (585) 786-1100. The Parent was incorporated on September 15, 1931, but the continuity of the Company’s banking business is traced to the organization of the National Bank of Geneva on March 28, 1817. Except as the context otherwise requires, the Parent and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.” Five Star Bank is referred to as “Five Star Bank,” “FSB” or “the Bank,” Scott Danahy Naylon, LLC is referred to as “SDN” and Courier Capital, LLC is referred to as “Courier Capital.” The consolidated financial statements include the accounts of the Parent, the Bank, SDN and Courier Capital. The Parent’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “FISI.”

At December 31, 2016, the Company had consolidated total assets of $3.71 billion, deposits of $3.00 billion and shareholders’ equity of $320.1 million.

The Parent’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. At December 31, 2016, the Parent had three direct wholly-owned subsidiaries: (1) the Bank, which provides a full range of banking services to consumer, commercial and municipal customers in Western and Central New York; (2) SDN, which sells various premium-based insurance policies on a commission basis to commercial and consumer customers; and (3) Courier Capital, which provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. At December 31, 2016, the Bank represented 99.2%, SDN represented 0.5% and Courier Capital represented 0.3% of the consolidated assets of the Company. Further discussion of our segments is included in Note 20 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Five Star Bank

The Bank is a New York chartered bank that has its headquarters at 55 North Main Street, Warsaw, NY, and a total of 52 full-service banking offices in the New York State counties of Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates counties.

At December 31, 2016, the Bank had total assets of $3.68 billion, investment securities of $1.08 billion, net loans of $2.31 billion, deposits of $3.01 billion and shareholders’ equity of $318.5 million, compared to total assets of $3.36 billion, investment securities of $1.03 billion, net loans of $2.06 billion, deposits of $2.74 billion and shareholders’ equity of $302.6 million at December 31, 2015. The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

Scott Danahy Naylon, LLC

Acquired in August 2014, SDN is a full-service insurance agency founded in 1923 and headquartered in Amherst, NY. SDN offers personal, commercial and financial services products and serves over 7,000 clients in 45 states. For the year ended December 31, 2016, SDN had total revenue of $5.2 million, compared to total revenue of $5.0 million for the year ended December 31, 2015.

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

Courier Capital, LLC

Acquired in January 2016, Courier Capital is an SEC-registered investment advisory and wealth management firm founded in 1967 and based in Western New York, with offices in Buffalo and Jamestown. With $1.33 billion in assets under management, Courier Capital offers customized investment management, investment consulting and retirement plan services to over 1,100 individuals, businesses and institutions across nine states. For the period from date of acquisition through December 31, 2016, Courier Capital had total revenue of $3.4 million.

Other Subsidiaries

In addition to the Bank, SDN and Courier Capital, the Parent had the following indirect wholly-owned subsidiary as of December 31, 2016:

Five Star REIT, Inc.   Five Star REIT, Inc. (“Five Star REIT”), a wholly-owned subsidiary of the Bank, operates as a real estate investment trust that holds residential mortgages and commercial real estate loans. Five Star REIT provides additional flexibility and planning opportunities for the business of the Bank.

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

Conversations with potential strategic partners occur on a regular basis. The evaluation of any potential opportunity will favor a transaction that complements our core competencies and strategic intent, with a lesser emphasis being placed on geographic location or size. Additionally, we remain committed to maintaining a diversified revenue stream. Our senior management team has had extensive experience in acquisitions and post-acquisition integration of operations, and is prepared to act quickly should a potential opportunity arise, but will remain disciplined with its approach. We believe this experience positions us to successfully acquire and integrate additional financial services and banking businesses.

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

We face significant competition in both making loans and attracting deposits, as both Western and Central New York have a high density of financial institutions. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial services companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We generally compete with other financial service providers on factors such as level of customer service, responsiveness to customer needs, availability and pricing of products, and geographic location. Our industry frequently experiences merger activity, which affects competition by eliminating some institutions while potentially strengthening the franchises of others.

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2016, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2016 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

County	Market Share	Market Rank	Number of Branches(1)
Allegany	8.4%	3	1
Cattaraugus	28.1%	2	5
Cayuga	3.1%	10	1
Chautauqua	1.4%	8	1
Chemung	13.8%	3	3
Erie	0.4%	10	3
Genesee	22.8%	2	3
Livingston	37.4%	1	5
Monroe	1.6%	10	8
Ontario	13.2%	2	5
Orleans	19.5%	2	2
Seneca	25.8%	2	2
Steuben	29.1%	1	7
Wyoming	55.0%	1	4
Yates	42.2%	1	2

(1) Number of branches current as of December 31, 2016.

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

•	Mortgage-backed securities (“MBS”) include mortgage-backed pass-through securities, collateralized mortgage obligations and multi-family MBS issued by GNMA, FNMA and FHLMC;

•	Investment grade municipal securities, including revenue, tax and bond anticipation notes, statutory installment notes and general obligation bonds;

•	Certain creditworthy unrated securities issued by municipalities;

•	Certificates of deposit;

•	Equity securities at the holding company level; and

•	Limited partnership investments.

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

Commercial Business and Commercial Mortgage Lending

We originate commercial business loans in our primary market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. We offer commercial business loans to customers in the agricultural industry for short-term crop production, farm equipment and livestock financing. As a general practice, where possible, a first position collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2016, $108.5 million, or 31%, of our aggregate commercial business loan portfolio were at fixed rates, while $241.0 million, or 69%, were at variable rates.

We also offer commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures and, to a smaller extent, agricultural real estate financing. Commercial mortgage loans are secured by first liens on the real estate and are typically amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2016, $279.5 million, or 42%, of the loans in our aggregate commercial mortgage portfolio were at fixed rates, while $390.6 million, or 58%, were at variable rates.

We utilize government loan guarantee programs where available and appropriate.

Government Guarantee Programs

We participate in government loan guarantee programs offered by the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2016, we had loans with an aggregate principal balance of $50.1 million that were covered by guarantees under these programs. The guarantees typically only cover a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while minimizing credit risk.

Residential Real Estate Lending

We originate fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, including home improvement loans, closed-end home equity loans, and home equity lines of credit, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value, or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. To assure maximum salability of the residential loan products for possible resale, we typically follow the underwriting and appraisal guidelines of the secondary market, including the FHLMC and the Federal Housing Administration, and service the loans in a manner that satisfies the secondary market agreements. As of December 31, 2016, our residential mortgage servicing portfolio totaled $173.7 million, the majority of which has been sold to the FHLMC. As of December 31, 2016, our residential real estate loan portfolio totaled $427.9 million, or 18% of our total loan portfolio. As of December 31, 2016, our residential real estate lines portfolio totaled $122.6 million, or 5% of our total loan portfolio. As of December 31, 2016, $392.0 million, or 92%, of the loans in our residential real estate loan portfolio were at fixed rates, while $35.9 million, or 8%, were at variable rates. The residential real estate lines portfolio primarily consists of variable rate lines. Approximately 87% of the loans and lines in our residential real estate portfolios were in first lien positions at December 31, 2016. We do not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.

Consumer Lending

We offer a variety of loan products to our consumer customers, including automobile loans, secured installment loans and other types of secured and unsecured personal loans. At December 31, 2016, outstanding consumer loan balances were concentrated in indirect automobile loans.

We originate indirect consumer loans for a mix of new and used vehicles through franchised new car dealers. The consumer indirect loan portfolio is primarily comprised of loans with terms that typically range from 36 to 84 months. We have developed relationships with franchised new car dealers in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania. As of December 31, 2016, our consumer indirect portfolio totaled $752.4 million, or 32% of our total loan portfolio. The consumer indirect loan portfolio primarily consists of fixed rate loans with relatively short durations.

We also originate, independently of the indirect loans described above, consumer automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer’s financed automobile, mobile home, boat or recreational vehicle as collateral. The other loans in our consumer portfolio totaled $17.6 million as of December 31, 2016, all but $839 thousand of which were fixed rate loans.

Credit Administration

Our loan policy establishes standardized underwriting guidelines, as well as the loan approval process and the committee structures necessary to facilitate and ensure the highest possible loan quality decision-making in a timely and businesslike manner. The policy establishes requirements for extending credit based on the size, risk rating and type of credit involved. The policy also sets limits on individual lending authority and various forms of joint lending authority, while designating which loans are required to be approved at the committee level.

Our credit objectives are to:

•	Compete effectively and service the legitimate credit needs of our target market;

•	Enhance our reputation for superior quality and timely delivery of products and services;

•	Provide pricing that reflects the entire relationship and is commensurate with the risk profiles of our borrowers;

•	Retain, develop and acquire profitable, multi-product, value added relationships with high quality borrowers;

•	Focus on government guaranteed lending to meet the needs of the small businesses in our communities; and

•	Comply with all relevant laws and regulations.

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

Our methodology for estimating the allowance for loan losses includes the following:

1.

Impaired commercial business and commercial mortgage loans are typically reviewed individually and assigned a specific loss allowance, if considered necessary, in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

3.

The retail loan portfolio is segmented into the following types of loans: residential real estate loans, residential real estate lines, consumer indirect and other consumer. Allowance allocations for the retail loan portfolio are based on the average loss experience for the previous eight quarters, supplemented with loss emergence periods and qualitative factors similar to the elements described above.

Management presents a quarterly review of the adequacy of the allowance for loan losses to the Audit Committee of our Board of Directors based on the methodology described above. See also the section titled “Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

SOURCES OF FUNDS

Our primary sources of funds are deposits and borrowed funds.

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

We had no traditional brokered deposits at December 31, 2016; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $143.2 million and $152.9 million, respectively, at December 31, 2016.

Borrowings

We have access to a variety of borrowing sources and use both short-term and long-term borrowings to support our asset base. Borrowings from time-to-time include federal funds purchased, securities sold under agreements to repurchase, FHLB advances and borrowings from the discount window of the FRB.

Other sources of funds include scheduled amortization and prepayments of principal from loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations

OPERATING SEGMENTS

As of December 31, 2016, we have two reportable segments: Banking and Non-Banking. These reportable segments have been identified and organized based on the nature of the underlying products and services applicable to each segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available.

The Banking segment includes all of the Company’s retail and commercial banking operations. The Non-Banking segment includes the activities of SDN, a full service insurance agency that provides a broad range of insurance services to both personal and business clients, and Courier Capital, an investment advisor and wealth management firm that provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. The Company had operated as one reportable segment until the acquisition of SDN on August 1, 2014, at which time the new “Non-Banking” segment was created for financial reporting purposes.

For a discussion of the segments included in our principal activities and certain financial information for each segment, see Note 20, Segment Reporting, of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

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

SUPERVISION AND REGULATION

We are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors.

We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (“SEC”). Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “FISI” and is subject to NASDAQ rules for listed companies.

Significant elements of the laws and regulations applicable to the Company are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress, state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company could have a material effect on the business, financial condition and results of operations of the Company.

Holding Company Regulation.    We are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board (“FRB” or “Federal Reserve”), under the Bank Holding Company Act (the “BHC Act”), as amended by, among other laws, the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), and by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010. We are registered with the Federal Reserve as a bank holding company (“BHC”). We must file reports with the FRB and such additional information as the FRB may require, and our holding company and non-banking affiliates are subject to examination by the FRB. Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. The BHC Act provides that a bank holding company must obtain FRB approval before:

●

Acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);

●	Acquiring all or substantially all of the assets of another bank or bank holding company, or

●	Merging or consolidating with another bank holding company.

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

The Dodd-Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in 2010, significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, and imposed new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also includes several corporate governance provisions that apply to all public companies, not just financial institutions. These include provisions mandating certain disclosures regarding executive compensation and provisions addressing proxy access by shareholders. We have elected to be treated as a financial holding company.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, including some that may affect our business in substantial and unpredictable ways. We have incurred higher operating costs in complying with the Dodd-Frank Act, and we expect that these higher costs will continue for the foreseeable future. Our management continues to monitor the ongoing implementation of the Dodd-Frank Act and as new regulations are issued, will assess their effect on our business, financial condition and results of operations.

On February 3, 2017, President Donald J. Trump issued an executive order directing the Secretary of the Treasury to report, within 120 days, on whether current governmental rules and policies either promote or inhibit the “Core Principles for Financial Regulation” as defined in the executive order (the “Executive Order”). While the Executive Order did not specifically mention the Dodd-Frank Act, the President has also indicated that he intends to modify if not repeal major provisions of the Dodd-Frank Act, either by further executive order or through legislation. It is too early to predict what impact, if any, the Executive Order or any subsequent presidential or congressional action will have on the existing provisions of the Dodd-Frank Act.

See Item 1A, Risk Factors, for a more extensive discussion of this topic.

The Volcker Rule.   The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and from investing and sponsoring hedge funds and private equity funds. The statutory provision implementing these restrictions is commonly called the “Volcker Rule.” To implement the Volcker Rule, federal regulators issued final rules in December 2013 that were to become effective April 2014. The Federal Reserve subsequently issued an order extending the period that institutions have to conform their activities to the requirements of the Volcker Rule to July 21, 2015, and extended the compliance date for banks to conform their investments in certain “legacy covered funds” until July 21, 2016. These final rules exempt the Bank, as a bank with less than $10 billion in total consolidated assets that does not engage in any covered activities other than trading in certain government, agency, state or municipal obligations, from any significant compliance obligations under the Volcker Rule; therefore, the Volcker Rule will not have a material effect on our business, financial condition and results of operations. It is too early to predict whether President Trump’s Executive Order or any subsequent presidential or congressional action will result in a modification, or even the repeal, of the Volcker Rule.

Depository Institution Regulation.    The Bank is subject to regulation by the FDIC. This regulatory structure includes:

●	Real estate lending standards, which provide guidelines concerning loan-to-value ratios for various types of real estate loans;

●	Risk-based capital rules, including accounting for interest rate risk, concentration of credit risk and the risks posed by non-traditional activities;

●	Rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks;

●	Rules restricting types and amounts of equity investments; and

●	Rules addressing various safety and soundness issues, including operations and managerial standards, standards for asset quality, earnings and compensation standards.

Capital Requirements.    The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. The current risk-based capital standards applicable to the Company and the Bank, parts of which are currently in the process of being phased in, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee.

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

The Basel III Rules, among other things, (i) introduce a new capital measure called CET1, which consists primarily of retained earnings and common stock, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, such as preferred stock and certain convertible securities, meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

Under the Basel III Rules, the minimum capital ratios effective as of January 1, 2015 are:

●	4.5% CET1 to risk-weighted assets;

●	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and

●	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.

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

The primary source of cash for dividends we pay is the dividends we receive from the Bank. The Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Approval of the New York State Department of Financial Services is required prior to paying a dividend if the dividend declared by the Bank exceeds the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years. At January 1, 2017, the Bank could declare dividends of $33.1 million from retained net profits of the preceding two years. The bank declared dividends of $16.0 million in 2016 and $16.0 million in 2015.

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

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2016, the FICO assessment was equal to 0.56 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB focuses on:

●	Risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution.

●	The markets in which firms operate and risks to consumers posed by activities in those markets.

●	Depository institutions that offer a wide variety of consumer financial products and services; depository institutions with a more specialized focus.

●	Non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates. It is too early to predict whether President Trump’s Executive Order or any subsequent presidential or congressional action will result in a modification of the authority granted to the CFPB by the Dodd-Frank Act or even in the abolishment of the CFPB altogether.

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

Interstate Branching.   Pursuant to the Dodd-Frank Act, national and state-chartered banks may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary federal regulator. It is too early to predict whether President Trump’s Executive Order or any subsequent presidential or congressional action will result in any change to a bank’s ability to establish a de novo branch in a host state.

Transactions with Affiliates.   FII, FSB, Five Star REIT, SDN and Courier Capital are affiliates within the meaning of the Federal Reserve Act. The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries. Furthermore, bank loans and extensions of credit to affiliates also are subject to various collateral requirements.

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W, limit borrowings by FII and its nonbank subsidiaries from FSB, and also limit various other transactions between FII and its nonbank subsidiaries, on the one hand, and FSB, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any particular nonbank affiliate to no more than 10% of the institution’s total capital and limits the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its nonbank affiliates be on terms and under circumstances that are substantially the same or at least as favorable as those prevailing for comparable transactions with non-affiliates. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2012, the Dodd-Frank Act applies the 10% of capital limit on covered transactions to financial subsidiaries and amends the definition of “covered transaction” to include (i) securities borrowing or lending transactions with an affiliate, and (ii) all derivatives transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty. It is too early to predict whether President Trump’s Executive Order or any subsequent presidential or congressional action will result in any changes to, or the repeal of, the limitations imposed on affiliate transactions by the Dodd-Frank Act.

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

Investment Advisory Regulation.  Courier Capital is a provider of investment consulting and financial planning services and, as such, is considered an “investment adviser” under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). An investment adviser is any person or entity that provides advice to others, or that issues reports or analyses, regarding securities for compensation. While a BHC is generally excluded from regulation under the Advisers Act, the SEC has stated that this exclusion does not apply to investment adviser subsidiaries of BHCs, such as Courier Capital. Since Courier Capital has over $100 million in assets under management it is considered a “large advisor,” which requires registration with the SEC by filing Form ADV and updating it at least once each year, and more frequently under certain specified circumstances. This registration covers Courier Capital and its employees as well as other persons under its control and supervision, such as independent contractors, provided that their activities are undertaken on behalf of Courier Capital.

In addition to these registration requirements, the Advisers Act contains numerous other provisions that impose obligations on investment advisors. For example, Section 206 includes anti-fraud provisions that courts have interpreted as establishing fiduciary duties extending to all services undertaken on behalf of the client. These duties include, but are not limited to, the disclosure of all material facts to clients, providing only suitable investment advice, and seeking best price execution of trades. Section 206 also has specific rules relating to, among other things, advertising, safeguarding client assets, the engagement of third-parties, the duty to supervise persons acting on the investment adviser’s behalf, and the establishment of an effective internal compliance program and a code of ethics.

Courier Capital is subject to each of these obligations and, as applicable, restrictions, and is also subject to examination by the SEC’s Office of Compliance, Investigations, and Examinations to assess its overall compliance with the Advisers Act and the effectiveness of its internal controls.

Prior to our acquisition of Courier Capital in January 2016, the Bank had provided investment advisory and broker-dealer services to its customers through its subsidiary Five Star Investment Services, Inc. Commencing in October 2013, the Bank entered into a partnership with LPL Financial, one of the nation’s largest independent financial services companies (“LPL”), to provide investment advisory and broker-dealer services to its customers through LPL. This partnership continues and the Bank employs wealth advisors, who are licensed by LPL, to provide investment advisory and broker-dealer services to the Bank’s customers. LPL is an investment adviser registered under the Advisers Act and subject to its provisions.

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

The Dodd-Frank Act requires the federal banking agencies to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total consolidated assets (which would include the Company and the Bank) that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, the agencies must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The initial version of these regulations was proposed by agencies in early 2011 but the regulations have not yet been finalized. The proposed regulations include the three key principles from the June 2010 regulatory guidance discussed above. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives. It is too early to predict whether President Trump’s Executive Order or any subsequent presidential or congressional action will result in any reconsideration, up to and including withdrawal, of these proposed regulations.

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

EMPLOYEES

At December 31, 2016, we had 654 employees, none of whom are subject to a collective bargaining agreement. Management believes our relations with employees are good.

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

Our insurance brokerage subsidiary, SDN, is subject to risks related to the insurance industry.

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

The financial services industry is subject to extensive regulation at the federal and state levels. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business. The securities laws and other laws that govern the activities of our registered investment advisor are complex and subject to change. The activities of our investment advisory and wealth management operations are subject primarily to provisions of the Advisers Act and the Employee Retirement Income Act of 1940, as amended (“ERISA”). We are a fiduciary under ERISA. Our investment advisory services are also subject to state laws including anti-fraud laws and regulations. Any claim of noncompliance, regardless of merit or ultimate outcome, could subject us to investigation by the SEC or other regulatory authorities. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation. If our investment advisory and wealth management operations are subject to investigation by the SEC or other regulatory authorities or if litigation is brought by clients based on our failure to comply with applicable regulations, our results of operations could be materially adversely effected.

In addition, the majority of our investment advisory revenue is from fees based on the percentage of assets under management. The value of the assets under management is determined, in part by market conditions that can be volatile. As a result, investment advisory revenues and profitability can fluctuate with market conditions.

We may be unable to successfully implement our growth strategies.

Our current growth strategy is multi-faceted. We seek to expand our branch network into nearby areas, make strategic acquisitions of loans, portfolios, other regional banks and non-banking firms whose businesses we feel may be complementary with ours, and to continue to organically grow our core deposits. Any failure by us to effectively implement any one or more of these growth strategies could have several negative effects, including a possible decline in the size or the quality, or both, of our loan portfolio or a decrease in profitability caused by an increase in operating expenses.

In particular, we hope to continue an active merger and acquisition strategy. However, even if we use our common stock as the predominant form of consideration, we may need to raise capital in order to negotiate a transaction on terms acceptable to us and there can be no assurance that we will be able to raise a sufficient amount of capital to enable us to complete an acquisition. It is also possible that even with adequate capital we may still be unable to complete an acquisition on favorable terms, causing us to miss opportunities to increase our earnings and expand or diversify our operations.

Our growth strategy is also dependent upon the successful integration of new businesses, including the recently-acquired SDN and Courier Capital, as well as any future acquisitions, into our existing operations. While our senior management team has had extensive experience in acquisitions and post-acquisition integration, there is no guarantee that our current or future integration efforts will be successful, and if our senior management is forced to spend a disproportionate amount of time on integrating recently-acquired businesses, it may distract their attention from other growth opportunities.

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

Commercial business and mortgage loans increase our exposure to credit risks.

At December 31, 2016, our portfolio of commercial business and mortgage loans totaled $1,019.6 million, or 43.5% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to consumer loans or residential real estate loans. A sudden downturn in the economy could result in borrowers being unable to repay their loans, thus exposing us to increased credit risk.

Our indirect lending involves risk elements in addition to normal credit risk.

A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania. These loans are for the purchase of new or used automobiles. We serve customers that cover a range of creditworthiness, and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, such loans involve risk elements in addition to normal credit risk. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan-to-value ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower. If the losses from our indirect loan portfolio are higher than anticipated, that could have a material adverse effect on our financial condition and results of operations.

We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason.

At December 31, 2016, we had $2.3 billion of deposit liabilities that have no maturity and, therefore, may be withdrawn by the depositor at any time. These deposit liabilities include our checking, savings, and money market deposit accounts.

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

If there are additional financial institution failures we may be required to pay even higher FDIC premiums than the recently increased levels. Such increases or required prepayments of FDIC insurance premiums may adversely impact our earnings. See Part I, Item 1 “Business, Supervision and Regulation-Federal Deposit Insurance Assessments” for more information about FDIC insurance premiums.

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

In addition, several U.S. financial institutions have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date, none of these types of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm, any of which could adversely affect our results of operations and financial condition.

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

The policies of the Federal Reserve have a significant impact on our earnings.

The policies of the Federal Reserve impact us significantly. The Federal Reserve regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing and impact our net interest income, our primary source of revenue. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2016, we had $66.4 million of goodwill and $9.2 million of other intangible assets. Significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

During the fourth quarter of 2015, we determined that the carrying value of our SDN reporting unit exceeded its fair value and recorded a $751 thousand impairment charge. For further discussion, see Note 1, Summary of Significant Accounting Policies, and Note 7, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

A proxy contest for the election of directors at our annual meeting or proposals arising out of shareholder initiatives could cause us to incur substantial costs and negatively affect our business.

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

In 2016, the Company nominated and recommended a slate of four individuals for election to our Board of Directors at our 2016 Annual Meeting. Clover Partners, L.P., an activist hedge fund based in Dallas, Texas, launched a proxy contest in which it nominated and advocated for the election of two individuals in opposition to our director nominees. While each of our director nominees was elected by a wide margin at our Annual Meeting on June 3, 2016, our professional services expenses in 2016 were $1.7 million, or 37%, higher than in 2015, primarily due to this proxy contest. Any future proxy contest could command a comparable, if not greater, amount of time and resources and there can be no assurance that we would again be successful.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own a 27,400 square foot building in Warsaw, New York that serves as our headquarters, and principal executive and administrative offices. We lease a 22,200 square foot regional administrative facility located in Pittsford, New York. This lease expires in April 2017 and we do not expect to renew the lease.

In April 2016, we entered into a 52,300 square foot lease in Rochester, New York, to relocate our regional administrative facility from Pittsford, New York. Monthly lease payments will commence in phases after completion of agreed-upon renovations to the facility, starting in February 2017 and continuing through April 2017, with full monthly lease payments starting in September 2017. This lease has an initial expiration of date of August 2027, with options for two additional ten-year extensions.

We are engaged in the banking business through 52 branch offices, of which 35 are owned and 17 are leased, in the following fifteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates Counties. The operating leases for our branch offices expire at various dates through the year 2047 and generally include options to renew.

SDN operates from a leased 14,400 square foot office located in Williamsville, New York. The lease for such space, which is used by SDN and several of our Bank’s commercial lenders, extends through September 2021. SDN also leases one retail location.

Courier Capital operates from an owned 11,000 square foot office, located in Buffalo, New York. Courier Capital also has operations at an owned facility in Jamestown, New York.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “FISI.” At February 24, 2017, 14,529,815 shares of our common stock were outstanding and held by approximately 4,200 shareholders of record. During 2016, the high sales price of our common stock was $34.55 and the low sales price was $24.56. The closing price per share of our common stock on December 30, 2016, the last trading day of our fiscal year, was $34.20. We declared dividends of $0.81 per common share during the year ended December 31, 2016. See additional information regarding the market price and dividends paid in Part II, Item 6, “Selected Financial Data”.

We have paid regular quarterly cash dividends on our common stock and our Board of Directors presently intends to continue this practice, subject to our results of operations and the need for those funds for debt service and other purposes. See the discussions in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business,” in the section captioned “Liquidity and Capital Resources” included in Part II, Item 7, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11, Regulatory Matters, in the accompanying financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” all of which are included elsewhere in this report and incorporated herein by reference thereto.

Stock Performance Graph

The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2011 as reported by the NASDAQ Global Select Market, through December 31, 2016, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return, as compiled by SNL Financial LC (“SNL”), of Major Exchange (NYSE, NYSE MKT and NASDAQ) Banks with $1 billion to $5 billion in assets over the same period. Cumulative return assumes the reinvestment of dividends. The graph was prepared by SNL and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Financial Institutions, Inc.	100.00	119.33	164.11	172.60	198.55	249.40
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank $1B-$5B Index	100.00	123.31	179.31	187.48	209.86	301.92

ITEM 6.    SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	At or for the year ended December 31,
	2016	2015	2014	2013	2012
Selected financial condition data:
Total assets	$3,710,340	$3,381,024	$3,089,521	$2,928,636	$2,763,865
Loans, net	2,309,227	2,056,677	1,884,365	1,806,883	1,681,012
Investment securities	1,083,264	1,030,112	916,932	859,185	841,701
Deposits	2,995,222	2,730,531	2,450,527	2,320,056	2,261,794
Borrowings	370,561	332,090	334,804	337,042	179,806
Shareholders’ equity	320,054	293,844	279,532	254,839	253,897
Common shareholders’ equity	302,714	276,504	262,192	237,497	236,426
Tangible common shareholders’ equity(1)	227,074	209,558	193,553	187,495	186,037

Selected operations data:
Interest income	$115,231	$105,450	$101,055	$98,931	$97,567
Interest expense	12,541	10,137	7,281	7,337	9,051

Net interest income	102,690	95,313	93,774	91,594	88,516
Provision for loan losses	9,638	7,381	7,789	9,079	7,128

Net interest income after provision for loan losses	93,052	87,932	85,985	82,515	81,388
Noninterest income	35,760	30,337	25,350	24,833	24,777
Noninterest expense	84,671	79,393	72,355	69,441	71,397

Income before income taxes	44,141	38,876	38,980	37,907	34,768
Income tax expense	12,210	10,539	9,625	12,377	11,319

Net income	$31,931	$28,337	$29,355	$25,530	$23,449

Preferred stock dividends and accretion	1,462	1,462	1,462	1,466	1,474

Net income available to common shareholders	$30,469	$26,875	$27,893	$24,064	$21,975

Stock and related per share data:
Earnings per common share:
Basic	$2.11	$1.91	$2.01	$1.75	$1.60
Diluted	$2.10	$1.90	$2.00	$1.75	$1.60
Cash dividends declared on common stock	$0.81	$0.80	$0.77	$0.74	$0.57
Common book value per share	$20.82	$19.49	$18.57	$17.17	$17.15
Tangible common book value per share(1)	$15.62	$14.77	$13.71	$13.56	$13.49
Market price (NASDAQ: FISI):
High	$34.55	$29.04	$27.02	$26.59	$19.52
Low	$25.98	$21.67	$19.72	$17.92	$15.22
Close	$34.20	$28.00	$25.15	$24.71	$18.63

(1)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(Dollars in thousands)	At or for the year ended December 31,
	2016	2015	2014	2013	2012
Performance ratios:
Net income, returns on:
Average assets	0.90%	0.87%	0.98%	0.91%	0.93%
Average equity	10.01%	9.78%	10.80%	10.10%	9.46%
Average common equity	10.10%	9.87%	10.96%	10.23%	9.53%
Average tangible common equity(1)	13.51%	13.16%	14.12%	13.00%	11.74%
Average tangible assets(1)	0.88%	0.84%	0.95%	0.87%	0.89%
Common dividend payout ratio	38.39%	41.88%	38.31%	42.29%	35.63%
Net interest margin (fully tax-equivalent)	3.24%	3.28%	3.50%	3.64%	3.95%
Effective tax rate	27.7%	27.1%	24.7%	32.7%	32.6%
Efficiency ratio(2)	60.92%	61.58%	58.59%	58.48%	62.87%

Capital ratios:
Leverage ratio(3)	7.36%	7.41%	7.35%	7.63%	7.71%
Common equity Tier 1 ratio(3)	9.59%	9.77%	n/a	n/a	n/a
Tier 1 capital ratio(3)	10.26%	10.50%	10.47%	10.82%	10.73%
Total risk-based capital ratio(3)	12.97%	13.35%	11.72%	12.08%	11.98%
Average equity to average assets	8.99%	8.86%	9.08%	9.01%	9.84%
Common equity to assets	8.16%	8.18%	8.49%	8.11%	8.55%
Tangible common equity to tangible assets(1)	6.25%	6.32%	6.41%	6.51%	6.86%

Asset quality:
Non-performing loans	$6,326	$8,440	$10,153	$16,622	$9,125
Non-performing assets	$6,433	$8,603	$10,347	$17,083	$10,062
Allowance for loan losses	$30,934	$27,085	$27,637	$26,736	$24,714
Net loan charge-offs	$5,789	$7,933	$6,888	$7,057	$5,674
Non-performing loans to total loans	0.27%	0.41%	0.53%	0.91%	0.53%
Non-performing assets to total assets	0.17%	0.25%	0.33%	0.58%	0.36%
Net charge-offs to average loans	0.26%	0.40%	0.37%	0.40%	0.36%
Allowance for loan losses to total loans	1.32%	1.30%	1.45%	1.46%	1.45%
Allowance for loan losses to non-performing loans	489%	321%	272%	161%	271%

Other data:
Number of branches	52	50	49	50	52
Full time equivalent employees	631	660	622	608	628

(1)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.
(2)	Efficiency ratio provides a ratio of operating expenses to operating income. Efficiency ratio equals noninterest expense less other real estate expense and amortization and impairment of goodwill and other intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities, proceeds from company owned life insurance, adjustments to contingent liabilities and amortizations of tax credit investment. The efficiency ratio is not a financial measurement required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.
(3)	2016 and 2015 ratios calculated under Basel III rules, which became effective January 1, 2015.

GAAP to Non-GAAP Reconciliation

(In thousands, except per share data)	At or for the year ended December 31,
	2016	2015	2014	2013	2012
Computation of ending tangible common equity:
Common shareholders’ equity	$302,714	$276,504	$262,192	$237,497	$236,426
Less: goodwill and other intangible assets, net	75,640	66,946	68,639	50,002	50,389

Tangible common equity	$227,074	$209,558	$193,553	$187,495	$186,037

Computation of ending tangible assets:
Total assets	$3,710,340	$3,381,024	$3,089,521	$2,928,636	$2,763,865
Less: goodwill and other intangible assets, net	75,640	66,946	68,639	50,002	50,389

Tangible assets	$3,634,700	$3,314,078	$3,020,882	$2,878,634	$2,713,476

Tangible common equity to tangible assets(1)	6.25%	6.32%	6.41%	6.51%	6.86%

Common shares outstanding	14,538	14,191	14,118	13,829	13,788
Tangible common book value per share(2)	$15.62	$14.77	$13.71	$13.56	$13.49

Computation of average tangible common equity:
Average common equity	$301,666	$272,367	$254,533	$235,290	$230,527
Average goodwill and other intangible assets, net	76,170	68,138	57,039	50,201	43,399

Average tangible common equity	$225,496	$204,229	$197,494	$185,089	$187,128

Computation of average tangible assets:
Average assets	$3,547,105	$3,269,890	$2,994,604	$2,803,825	$2,519,258
Average goodwill and other intangible assets, net	76,170	68,138	57,039	50,201	43,399

Average tangible assets	$3,470,935	$3,210,752	$2,937,565	$2,753,624	$2,475,859

Net income available to common shareholders	$30,469	$26,875	$27,893	$24,064	$21,975
Return on average tangible common equity(3)	13.51%	13.16%	14.12%	13.00%	11.74%
Return on average tangible assets(4)	0.88%	0.84%	0.95%	0.87%	0.89%

(1)	Tangible common equity divided by tangible assets.
(2)	Tangible common equity divided by common shares outstanding.
(3)	Net income available to common shareholders divided by average tangible common equity.
(4)	Net income available to common shareholders divided by average tangible assets.

This table contains disclosure regarding tangible common equity, tangible assets, tangible common equity to tangible assets, tangible common book value per share, average tangible common equity, average tangible assets, return on average tangible common equity and return on average tangible assets, which are determined by methods other than in accordance with GAAP. We believe that these non-GAAP measures are useful to our investors as measures of the strength of our capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide supplemental information that may help investors to analyze our capital position without regard to the effects of intangible assets. Non-GAAP financial measures have inherent limitations and are not uniformly applied by issuers. Therefore, these non-GAAP financial measures should not be considered in isolation, or as a substitute for comparable measures prepared in accordance with GAAP.

SELECTED QUARTERLY DATA

(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2016

Interest income	$29,990	29,360	28,246	27,635
Interest expense	3,268	3,310	3,047	2,916

Net interest income	26,722	26,050	25,199	24,719
Provision for loan losses	3,357	1,961	1,952	2,368

Net interest income, after provision for loan losses	23,365	24,089	23,247	22,351
Noninterest income	9,088	8,539	8,916	9,217
Noninterest expense	20,715	20,618	22,120	21,218

Income before income taxes	11,738	12,010	10,043	10,350
Income tax expense	3,045	3,541	2,892	2,732

Net income	$8,693	8,469	7,151	7,618

Preferred stock dividends	365	366	366	365

Net income applicable to common shareholders	$8,328	8,103	6,785	7,253

Earnings per common share (1):
Basic	$0.58	0.56	0.47	0.50
Diluted	0.57	0.56	0.47	0.50
Market price (NASDAQ: FISI):
High	$34.55	27.63	29.49	29.53
Low	25.98	25.16	24.56	25.38
Close	34.20	27.11	26.07	29.07
Dividends declared	$0.21	0.20	0.20	0.20

2015

Interest income	$27,487	27,007	25,959	24,997
Interest expense	2,856	2,876	2,555	1,850

Net interest income	24,631	24,131	23,404	23,147
Provision for loan losses	2,598	754	1,288	2,741

Net interest income, after provision for loan losses	22,033	23,377	22,116	20,406
Noninterest income	8,580	7,005	6,455	8,297
Noninterest expense	21,828	19,318	19,236	19,011

Income before income taxes	8,785	11,064	9,335	9,692
Income tax expense	2,150	2,748	2,750	2,891

Net income	$6,635	8,316	6,585	6,801

Preferred stock dividends	365	366	366	365

Net income applicable to common shareholders	$6,270	7,950	6,219	6,436

Earnings per common share (1):
Basic	$0.44	0.56	0.44	0.46
Diluted	0.44	0.56	0.44	0.46
Market price (NASDAQ: FISI):
High	$29.04	25.21	25.50	25.38
Low	24.05	23.54	22.50	21.67
Close	28.00	24.78	24.84	22.93
Dividends declared	$0.20	0.20	0.20	0.20

(1)	Earnings per share data is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per common share amounts may not equal the total for the year.

2016 FOURTH QUARTER RESULTS

Net income was $8.7 million for the fourth quarter of 2016 compared with $6.6 million for the fourth quarter of 2015. After preferred dividends, net income available to common shareholders for the fourth quarter of 2016 was $8.3 million or $0.57 per diluted share, compared to $6.3 million or $0.44 per share in the fourth quarter of 2015.

Net interest income was $26.7 million for the fourth quarter of 2016 compared with $24.6 million for the fourth quarter of 2015. The increase was primarily related to an increase in average interest-earning assets of $309.7 million, led by a $265.9 million increase in loans. The increase was partially offset by a lower net interest margin, which decreased five basis points from the fourth quarter of 2015 to the fourth quarter of 2016.

The provision for loan losses was $3.4 million for the fourth quarter of 2016 compared with $2.6 million for the fourth quarter of 2015. Net charge-offs for the fourth quarter of 2016 were $1.8 million, or 0.30% annualized, of average loans, compared to $2.0 million, or 0.38% annualized, of average loans in the fourth quarter of 2015.

Noninterest income was $9.1 million for the fourth quarter of 2016 compared to $8.6 million in the fourth quarter of 2015. The increase was primarily the result of a $632 thousand increase in investment advisory income, reflecting the contribution from Courier Capital.

Noninterest expense was $20.7 million for the fourth quarter of 2016 compared to $21.8 million in the fourth quarter of 2015. The decrease was primarily the result of $751 thousand of goodwill impairment related to the SDN reporting unit and $540 thousand of professional service fees attributable to the acquisition of Courier Capital, both of which were recognized in 2015.

Income tax expense was $3.0 million in the fourth quarter of 2016, representing an effective tax rate of 25.9%, compared to $2.2 million in the fourth quarter of 2015, representing an effective tax rate of 24.5%. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates differ from the statutory rates primarily due to the effect of interest income from tax-exempt securities, earnings on company owned life insurance and the non-cash fair value adjustment of the contingent consideration liability associated with the SDN acquisition.

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

INTRODUCTION

Financial Institutions, Inc. (the “Parent” and together with all its subsidiaries, “we,” “our,” or “us”), is a financial holding company headquartered in New York State. We offer a broad array of deposit, lending, and other financial services to individuals, municipalities and businesses in Western and Central New York through our wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. We also offer insurance services through our wholly-owned subsidiary, Scott Danahy Naylon, LLC (“SDN”), a full service insurance agency. In addition, we also offer customized investment management, investment consulting and retirement plan services through our wholly-owned subsidiary Courier Capital, LLC (“Courier Capital”), a SEC-registered investment advisory and wealth management firm.

Our primary sources of revenue are net interest income (interest earned on our loans and securities, net of interest paid on deposits and other funding sources) and noninterest income, particularly fees and other revenue from insurance, investment advisory and financial services provided to customers or ancillary services tied to loans and deposits. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace. We are not able to predict market interest rate fluctuations with certainty and our asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on our results of operations and financial condition.

EXECUTIVE OVERVIEW

2016 Financial Performance Review

During 2016 we continued to execute on our growth and diversification strategy and we progressed in growing our core banking franchise. We delivered year-over-year increases in both total loans and total deposits of 12% and 10%, respectively, which drove our

MANAGEMENT’S DISCUSSION AND ANALYSIS

revenue higher. We have focused on integrating the SDN insurance and Courier Capital wealth management platforms into our overall sales process to diversify our revenue.

Net income for 2016 was $31.9 million, compared to $28.3 million for 2015. This resulted in a 0.90% return on average assets and a 10.01% return on average equity. Net income available to common shareholders was $30.5 million or $2.10 per diluted share for 2016, compared to $26.9 million or $1.90 per diluted share for 2015. We declared cash dividends of $0.81 during 2016, an increase of $0.01 per common share or 1% compared to the prior year.

Fully-taxable equivalent net interest income was $105.9 million in 2016, an increase of $7.5 million, or 8%, compared with 2015. This reflected the impact of 9% growth in average interest-earning assets, partially offset by a 4 basis point decline in the net interest margin to 3.24%.

The provision for loan losses increased $2.3 million, or 31%, from 2015 as our allowance for loan losses reflects growth in our loan portfolio. During the fourth quarter of 2016, the Company internally downgraded to substandard status one commercial business credit relationship with unpaid principal balances totaling $3.5 million. The downgrade necessitated a provision and increase in our allowance for losses of approximately $1.1 million. These loans were current with respect to principal and interest payments as of December 31, 2016; however, we continue to monitor this relationship closely. Net charge-offs decreased $2.1 million from the prior year to $5.8 million in 2016. Net charge-offs were an annualized 0.26% of average loans in the current year compared to 0.40% in 2015. In addition, non-performing loans decreased $2.1 million compared to a year ago to $6.3 million, or 0.27% of total loans.

Noninterest income totaled $35.8 million for the full year 2016, an increase of $5.4 million or 18% when compared to the prior year. Investment advisory income increased by $3.0 million to $5.2 million during the current year as 2016 reflects the benefit of revenue associated with the January 2016 Courier Capital acquisition. Income from company owned life insurance increased to $2.8 million in 2016 from $2.0 million in the prior year, as the first quarter of 2016 included $911 thousand of death benefit proceeds. In addition, increases in ATM and debit card income and net gain on investment securities, $603 thousand and $707 thousand, respectively, contributed to the increase. During both 2016 and 2015, we recognized non-cash fair value adjustments of the contingent consideration liability related to the SDN acquisition that resulted in noninterest income of $1.2 million and $1.1 million, respectively. The fair value of the contingent consideration liability was recorded at the time of the SDN acquisition as a component of the purchase price.

Noninterest expense for the full year 2016 totaled $84.7 million, a $5.3 million increase compared to $79.4 million in the prior year. Salaries and benefits expense increased $2.8 million year-over-year, reflecting the impact of the addition of Courier Capital employees and increased staffing associated with the Company’s growth initiatives. Professional services increased $1.7 million year-over-year, primarily in connection with the Company’s 2016 proxy contest. Also contributing to the increase were higher occupancy and equipment expense, computer and data processing expense and advertising and promotions expense, partially offset by a goodwill impairment charge related to the SDN acquisition that was recognized in 2015.

Income tax expense for the year was $12.2 million, representing an effective tax rate of 27.7% compared with an effective tax rate of 27.1% in 2015.

Total assets were $3.7 billion at December 31, 2016, up $329.3 million from $3.4 billion at December 31, 2015. The increase was largely the result of loan growth funded by deposit growth. Total loans were $2.3 billion at December 31, 2016, up $256.4 million, or 12%, from December 31, 2015.

●	Commercial mortgage loans totaled $670.1 million, up $104.0 million, or 18%, from December 31, 2015.
●	Commercial business loans totaled $349.5 million, up $35.8 million, or 11%, from December 31, 2015.
●	Residential real estate loans totaled $427.9 million, up $46.9 million, or 12%, from December 31, 2015.
●	Consumer indirect loans totaled $752.4 million, up $75.5 million, or 11%, from December 31, 2015.

Total deposits were $3.0 billion at December 31, 2016, an increase of $264.7 million from December 31, 2015, which was primarily the result of successful business development efforts in both municipal and retail banking. Short-term borrowings were $331.5 million at December 31, 2016, up $38.4 million from December 31, 2015.

Shareholders’ equity was $320.1 million at December 31, 2016, compared to $293.8 million at December 31, 2015. Common book value per share was $20.82 at December 31, 2016, an increase of $1.33 or 7% from $19.49 at December 31, 2015. The increases in shareholders’ equity and common book value per share as compared to December 31, 2015, are attributable to net income and stock issued for the acquisition of Courier Capital, with partial offsets from dividends and net unrealized losses on securities available for sale, a component of accumulated other comprehensive loss.

The Company’s leverage ratio was 7.36% at December 31, 2016 compared to 7.41% at December 31, 2015. The decrease in the leverage ratio was due to strong loan growth and higher asset levels. The Bank’s leverage ratio and total risk-based capital ratio were 7.92% and 12.26%, respectively, at December 31, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND DECEMBER 31, 2015

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

The Federal Reserve influences the general market rates of interest, which impacts the deposit and loan rates offered by many financial institutions. The intended federal funds rate, which is the cost of immediately available overnight funds, was increased by 25 basis points to a range of 0.50% to 0.75% in December 2016. The Federal Reserve had earlier increased the intended federal funds rate by 25 basis points to a range of 0.25% to 0.50% in December 2015. Prior to that, the intended federal funds rate had remained at a range of zero to 0.25% since 2008. Our loan portfolio is significantly affected by changes in the prime interest rate and changes in the prime interest rate generally follow changes in the federal funds rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, increased by 25 basis points to 3.75% in December 2016 after the previous 25 basis point increase to 3.50% in December 2015. Prior to that, the prime interest rate had remained at 3.25% since 2008.

Net Interest Income and Net Interest Margin

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	2016	2015	2014
Interest income per consolidated statements of income	$115,231	$105,450	$101,055
Adjustment to fully taxable equivalent basis	3,172	3,097	2,853

Interest income adjusted to a fully taxable equivalent basis	118,403	108,547	103,908
Interest expense per consolidated statements of income	12,541	10,137	7,281

Net interest income on a taxable equivalent basis	$105,862	$98,410	$96,627

Net interest income on a taxable equivalent basis for 2016 increased $7.5 million or 8%, compared to 2015. The increase was due to an increase in average interest-earning assets of $270.6 million or 9% compared to 2015. The net interest margin of 3.24% for 2016 declined compared to 3.28% in 2015. This decrease was a function of a six basis point decrease in interest rate spread to 3.13% during 2016, partially offset by a two basis point higher contribution from net free funds. The lower interest rate spread was a net result of no change in the yield on earning assets and a six basis point increase in the cost of interest-bearing liabilities.

For the year ended December 31, 2016, the yield on average earning assets of 3.62% was unchanged from 2015. Loan yields decreased 3 basis points during 2016 to 4.18%. The yield on investment securities decreased 1 basis point during 2016 to 2.45%. Overall, the earning asset rate changes reduced interest income by $577 thousand during 2016, but that was more than offset by a favorable volume variance that increased interest income by $10.4 million, which collectively drove a $9.8 million increase in interest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-earning assets were $3.27 billion for 2016, an increase of $270.6 million or 9% from the prior year, with average loans up $218.4 million, average securities up $49.1 million and average federal funds sold and other interest-earning deposits up $3.1 million. Average loans were $2.21 billion for 2016, an increase of $218.4 million or 11% from the prior year. The growth in average loans reflected increases in most loan categories reflecting the impact of our growth strategy, with commercial loans up $146.7 million, residential real estate loans up $38.4 million, and consumer loans up $37.2 million, partially offset by a $3.9 million decrease in residential real estate lines. Loans made up 67.4% of average interest-earning assets during 2016 compared to 66.2% during 2015. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.18% for 2016, a decrease of 3 basis points compared to 4.21% for 2015. The yield on average loans was negatively impacted by lower average spreads due to increased competition in loan pricing during 2016 compared to 2015. The increase in the volume of average loans resulted in a $9.2 million increase in interest income, partially offset by a $528 thousand decrease due to the unfavorable rate variance. Average securities were $1.06 billion for 2016, an increase of $49.1 million or 5% from the prior year. Securities made up 32.5% of average interest-earning assets in 2016 compared to 33.8% in 2015. The taxable equivalent yield on average securities was 2.45% in 2016 compared to 2.46% in 2015. The increase in the volume of average securities resulted in a $1.2 million increase in interest income, partially offset by a $49 thousand decrease due to the unfavorable rate variance.

For the year ended December 31, 2016, the cost of average interest-bearing liabilities of 0.49% was 6 basis points higher than 2015. The cost of average interest-bearing deposits increased two basis points to 0.37%, the cost of short-term borrowings increased 24 basis points to 0.65% in 2016 compared to 2015 and the cost of long-term borrowings increased five basis points to 6.33%. Overall, interest-bearing liability rate and volume increases resulted in $2.4 million of higher interest expense.

Average interest-bearing liabilities of $2.57 billion in 2016 were $212.7 million or 9% higher than 2015. On average, interest-bearing deposits grew $215.2 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $34.1 million. The increase in average deposits was due to successful business development efforts. Overall, interest-bearing deposit rate and volume changes resulted in $1.2 million of higher interest expense during 2016. Average short-term and long-term borrowings were $288.0 million in 2016, $2.4 million lower than in 2015. Overall, short and long-term borrowing rate and volume changes resulted in $1.2 million of higher interest expense during 2016.

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

	Years ended December 31,
	2016			2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$3,116	$18	0.56%	$37	$-	0.40%	$114	$-	0.14%
Investment securities:
Taxable	767,371	17,025	2.22	727,564	16,123	2.22	617,738	13,304	2.15
Tax-exempt	295,850	9,064	3.06	286,607	8,849	3.09	259,935	8,151	3.14

Total investment securities	1,063,221	26,089	2.45	1,014,171	24,972	2.46	877,673	21,455	2.44
Loans:
Commercial business	336,633	14,091	4.19	286,019	11,774	4.12	269,877	11,471	4.25
Commercial mortgage	618,436	28,465	4.60	522,328	24,136	4.62	473,372	23,345	4.93
Residential real estate loans	404,456	15,722	3.89	366,032	15,053	4.11	338,603	14,580	4.31
Residential real estate lines	124,635	4,734	3.80	128,525	4,669	3.63	128,162	4,691	3.66
Consumer indirect	703,975	27,190	3.86	665,454	25,746	3.87	651,279	25,970	3.99
Other consumer	17,620	2,094	11.89	18,969	2,197	11.58	21,094	2,396	11.36

Total loans	2,205,755	92,296	4.18	1,987,327	83,575	4.21	1,882,387	82,453	4.38

Total interest-earning assets	3,272,092	118,403	3.62	3,001,535	108,547	3.62	2,760,174	103,908	3.76

Less: Allowance for loan losses	(28,791)			(27,599)			(27,455)
Other noninterest-earning assets	303,804			295,954			261,885

Total assets	$3,547,105			$3,269,890			$2,994,604

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$576,046	833	0.14	$543,690	754	0.14	$504,584	607	0.12
Savings and money market	1,010,510	1,339	0.13	908,614	1,166	0.13	783,784	913	0.12
Time deposits	697,654	6,286	0.90	616,747	5,386	0.87	624,299	4,846	0.78

Total interest-bearing deposits	2,284,210	8,458	0.37	2,069,051	7,306	0.35	1,912,667	6,366	0.33
Short-term borrowings	248,938	1,612	0.65	262,494	1,081	0.41	247,956	915	0.37
Long-term borrowings	39,023	2,471	6.33	27,886	1,750	6.28	-	-	-

Total borrowings	287,961	4,083	1.42	290,380	2,831	0.98	247,956	915	0.37

Total interest-bearing liabilities	2,572,171	12,541	0.49	2,359,431	10,137	0.43	2,160,623	7,281	0.34

Noninterest-bearing deposits	633,416			599,334			545,904
Other liabilities	22,512			21,418			16,203
Shareholders’ equity	319,006			289,707			271,874

Total liabilities and shareholders’ equity	$3,547,105			$3,269,890			$2,994,604

Net interest income (tax-equivalent)		$105,862			$98,410			$96,627

Interest rate spread			3.13%			3.19%			3.42%

Net earning assets	$699,921			$642,104			$599,551

Net interest margin (tax-equivalent)			3.24%			3.28%			3.50%

Ratio of average interest-earning assets to average interest-bearing liabilities	127.21%			127.21%			127.75%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Rate /Volume Analysis

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Change from 2016 to 2015			Change from 2015 to 2014
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$18	$-	$18	$-	$-	$-
Investment securities:
Taxable	883	19	902	2,424	395	2,819
Tax-exempt	283	(68)	215	825	(127)	698

Total investment securities	1,166	(49)	1,117	3,249	268	3,517
Loans:
Commercial business	2,116	201	2,317	672	(369)	303
Commercial mortgage	4,424	(95)	4,329	2,320	(1,529)	791
Residential real estate loans	1,524	(855)	669	1,147	(674)	473
Residential real estate lines	(144)	209	65	13	(35)	(22)
Consumer indirect	1,488	(44)	1,444	558	(782)	(224)
Other consumer	(159)	56	(103)	(245)	46	(199)

Total loans	9,249	(528)	8,721	4,465	(3,343)	1,122

Total interest income	10,433	(577)	9,856	7,714	(3,075)	4,639

Interest expense:
Deposits:
Interest-bearing demand	46	33	79	49	98	147
Savings and money market	134	39	173	154	99	253
Time deposits	725	175	900	(60)	600	540

Total interest-bearing deposits	905	247	1,152	143	797	940
Short-term borrowings	(59)	590	531	56	110	166
Long-term borrowings	705	16	721	875	875	1,750

Total borrowings	646	606	1,252	931	985	1,916

Total interest expense	1,551	853	2,404	1,074	1,782	2,856

Net interest income	$8,882	$(1,430)	$7,452	$6,640	$(4,857)	$1,783

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses was $9.6 million for the year ended December 31, 2016 compared with $7.4 million for 2015. See the “Allowance for Loan Losses” section of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table summarizes our noninterest income for the years ended December 31 (in thousands):

	2016	2015	2014
Service charges on deposits	$7,280	$7,742	$8,954
Insurance income	5,396	5,166	2,399
ATM and debit card	5,687	5,084	4,963
Investment advisory	5,208	2,193	2,138
Company owned life insurance	2,808	1,962	1,753
Investments in limited partnerships	300	895	1,103
Loan servicing	436	503	568
Net gain on sale of loans held for sale	240	249	313
Net gain on investment securities	2,695	1,988	2,041
Net gain on other assets	313	27	69
Amortization of tax credit investment	-	(390)	(2,323)
Contingent consideration liability adjustment	1,170	1,093	-
Other	4,227	3,825	3,372

Total noninterest income	$35,760	$30,337	$25,350

Service charges on deposits were $7.3 million for 2016, a decrease of $462 thousand or 6%, compared to 2015. The decrease was primarily due to a decrease in the amount of checking account overdraft activity, primarily due to changes in customer behavior.

Insurance income increased by $230 thousand, or 4%, to $5.4 million during 2016, reflecting successful business development efforts, including cross-selling of SDN products and services to our FSB customers.

ATM and debit card income was $5.7 million for 2016, an increase of $603 thousand or 12%, compared to 2015. The increase was primarily attributable to more favorable contract terms with a new card vendor and higher transaction volumes.

Investment advisory income increased to $5.2 million in 2016, compared to $2.2 million in 2015, reflecting the contribution from Courier Capital which was acquired in January 2016 as part of our strategy to diversify our business lines and increase noninterest income through additional fee-based services.

Company owned life insurance increased by $846 thousand or 43% in 2016. The increase was primarily due to $911 thousand of death benefit proceeds received by the Company in first quarter of 2016.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. Income from investments in limited partnerships was $300 thousand and $895 thousand for the years ended December 31, 2016 and 2015, respectively. The income from these equity method investments fluctuates based on the maturity and performance of the underlying investments.

During the year ended December 31, 2016 we recognized net gains of $2.7 million from the sale of available for sale (“AFS”) securities with an amortized cost totaling $92.6 million. The securities sold were comprised of 25 agency securities and 22 mortgage backed securities. During the year ended December 31, 2015 we recognized gains of $2.0 million from the sale of AFS securities with an amortized cost totaling $52.3 million. The securities sold were comprised of 5 agency securities and 13 mortgage backed securities. The amount and timing of net gains on investment securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

We recognized $390 thousand for the year ended December 31, 2015, of amortization of a historic tax investment in a community-based project. The amortization was included in noninterest income, recorded as contra-income, with an offsetting tax benefit that reduced income tax expense. These types of investments are, for the most part, fully amortized in the first year the project is placed in service.

For the years ended December 31, 2016 and 2015, we recognized a $1.2 million and $1.1 million, respectively, non-cash fair value adjustment of the contingent consideration liability related to the SDN acquisition. For additional discussion related to the fair value adjustment of the contingent consideration liability see Note 2, Business Combinations, of the notes to consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	2016	2015	2014
Salaries and employee benefits	$45,215	$42,439	$38,595
Occupancy and equipment	14,529	13,856	12,829
Professional services	6,184	4,502	4,760
Computer and data processing	3,402	3,186	3,016
Supplies and postage	2,047	2,155	2,053
FDIC assessments	1,735	1,719	1,592
Advertising and promotions	1,695	1,165	972
Goodwill impairment	-	751	-
Other	9,864	9,620	8,538

Total noninterest expense	$84,671	$79,393	$72,355

Salaries and employee benefits increased by $2.8 million or 7% when comparing 2016 to 2015. The increase was primarily due to the addition of Courier Capital as well as additional personnel to support organic growth as part of our expansion initiatives.

Occupancy and equipment increased by $673 thousand or 5% when comparing 2016 to 2015. The incremental expenses reflect the addition of Courier Capital and our expansion initiatives, including the opening of financial solution centers in the Rochester market.

Professional services expense of $6.2 million in 2016 increased $1.7 million or 37% from 2015. The increase was primarily due to the Company’s 2016 proxy contest.

Computer and data processing increased by $216 thousand or 7% when comparing 2016 to 2015. We continue to invest in information technology to both maintain and improve our infrastructure.

Advertising and promotions expense increased by $530 thousand or 45% when comparing 2016 to 2015. The increase was due to advertising campaigns implemented during the current year to build recognition of our brand in the Rochester and Buffalo markets, coupled with deposit campaigns in our new branches.

We recognized $751 thousand of goodwill impairment in the fourth quarter of 2015 related to the SDN acquisition. For additional discussion related to the goodwill impairment see Note 7, Goodwill and Other Intangible Assets, of the notes to consolidated financial statements.

Other noninterest expense increased $244 thousand or 3% when comparing 2016 to 2015. The increase was primarily due to higher intangible asset amortization associated with the Courier Capital acquisition.

The efficiency ratio for the year ended December 31, 2016 was 60.92% compared with 61.58% for 2015. The efficiency ratio provides a ratio of operating expenses to operating income. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization and impairment of goodwill and other intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities, proceeds from company owned life insurance, adjustments to contingent liabilities and amortizations of tax credit investment. The efficiency ratio is not a financial measurement required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance

Income Taxes

We recorded income tax expense of $12.2 million for 2016, compared to $10.5 million for 2015. Our effective tax rate was 27.7% for 2016 compared to 27.1% for 2015. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates differ from the statutory rates primarily due to the effect of interest income from tax-exempt securities, earnings on company owned life insurance and the non-cash fair value adjustment of the contingent consideration liability associated with the SDN acquisition.

In March 2014, the New York legislature approved changes in the state tax law to be phased-in over two years, beginning in 2015. The primary changes that impact us included the repeal of the Article 32 franchise tax on banking corporations (“Article 32”) for 2015, expanded nexus standards for 2015 and a reduction in the corporate tax rate from 7.1% to 6.5% for 2016. The repeal of Article 32 and the expanded nexus standards lowered our taxable income apportioned to New York in 2016 and 2015 compared to 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND DECEMBER 31, 2014

Net Interest Income and Net Interest Margin

Net interest income was $95.3 million in 2015, compared to $93.8 million in 2014. The taxable equivalent adjustments of $3.1 million and $2.8 million for 2015 and 2014, respectively, resulted in fully taxable equivalent net interest income of $98.4 million in 2015 and $96.6 million in 2014.

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

Net interest income on a taxable equivalent basis for 2015 increased $1.8 million or 2%, compared to 2014. The increase was due to an increase in average interest-earning assets of $241.4 million or 9% compared to 2014. The net interest margin was 3.28% for 2015, compared to 3.50% in 2014. This decrease was a function of a 23 basis point decrease in interest rate spread to 3.19% during 2015, partially offset by a 1 basis point higher contribution from net free funds. The lower interest rate spread was a net result of a 14 basis point decrease in the yield on earning assets and a 9 basis point increase in the cost of interest-bearing liabilities.

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

Noninterest Income

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

During the year ended December 31, 2015 we recognized gains of $2.0 million from the sale of AFS securities with an amortized cost totaling $52.3 million. The securities sold were comprised of 5 agency securities and 13 mortgage backed securities. During the year ended December 31, 2014 we recognized gains of $2.0 million from the sale of AFS securities with an amortized cost totaling $79.6 million. The amount and timing of our sale of investment securities is dependent on a number of factors, including our efforts to realize gains while prudently managing duration, premium and credit risk.

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

Noninterest Expense

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

Advertising and promotions expense increased by $193 thousand when comparing 2015 to 2014. The increase is primarily attributable to additional marketing services, including branding initiatives and the opening of our new CityGate branch in Rochester, NY. We proactively market our products but vary the timing based on projected benefits and needs.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Other noninterest expense increased $1.1 million or 31% when comparing 2015 to 2014. The increase was largely due to higher intangible asset amortization and other incremental expenses due to the full year impact of SDN.

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

In March 2014, the New York legislature approved changes in the state tax law to be phased-in over two years, beginning in 2015. The primary changes that impacted us include the repeal of the Article 32 franchise tax on banking corporations (“Article 32”) for 2015, expanded nexus standards for 2015 and a reduction in the corporate tax rate from 7.1% to 6.5% for 2016. The repeal of Article 32 and the expanded nexus standards lowered our taxable income apportioned to New York in 2015 compared to 2014.

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

At December 31, 2016, we had total assets of $3.71 billion, an increase of 10% from $3.38 billion as of December 31, 2015, largely attributable to our continued loan growth and higher investment security balances. Net loans were $2.31 billion as of December 31, 2016, up $252.6 million or 12%, when compared to $2.06 billion as of December 31, 2015. The increase in net loans was primarily attributable to organic growth in the commercial, residential real estate loans and consumer indirect portfolios. Non-performing assets totaled $6.4 million as of December 31, 2016, down $2.2 million from a year ago. Total deposits amounted to $3.00 billion as of December 31, 2016, up $264.7 million or 10%, compared to December 31, 2015. As of December 31, 2016, borrowed funds totaled $370.6 million, compared to $332.1 million as of December 31, 2015. Common book value per common share was $20.82 and $19.49 as of December 31, 2016 and 2015, respectively. As of December 31, 2016 our total shareholders’ equity was $320.1 million compared to $293.8 million a year earlier.

INVESTING ACTIVITIES

The following table summarizes the composition of our available for sale and held to maturity security portfolios (in thousands).

	Investment Securities Portfolio Composition At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$187,325	$186,268	$260,748	$260,863	$160,334	$160,475
Mortgage-backed securities:
Agency mortgage-backed securities	356,667	352,643	282,873	282,505	458,959	460,570
Non-Agency mortgage-backed securities	-	824	-	809	-	1,218
Asset-backed securities	-	191	-	218	-	231

Total available for sale securities	543,992	539,926	543,621	544,395	619,293	622,494
Securities held to maturity:
State and political subdivisions	305,248	305,759	294,423	300,981	277,273	281,384
Mortgage-backed securities	238,090	234,232	191,294	189,083	17,165	17,311

Total held to maturity securities	543,338	539,991	485,717	490,064	294,438	298,695

Total investment securities	$1,087,330	$1,079,917	$1,029,338	$1,034,459	$913,731	$921,189

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our AFS investment securities portfolio decreased $4.5 million to $539.9 million at December 31, 2016 from $544.4 million at December 31, 2015. Our AFS portfolio had a net unrealized loss totaling $4.1 million at December 31, 2016 compared to a net unrealized gain of $774 thousand at December 31, 2015. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

During the year ended December 31, 2016, we recognized gains of $2.7 million from the sale of AFS securities with an amortized cost totaling $92.6 million. The securities sold were comprised of 25 agency securities and 22 mortgage backed securities.

During the year ended December 31, 2015, we transferred $165.2 million of AFS mortgage backed securities to the held to maturity (“HTM”) category, reflecting our intent to hold those securities to maturity. Transfers of investment securities into the HTM category from the AFS category are made at fair value at the date of transfer. The related $1.1 million of unrealized holding losses that were included in the transfer during the year ended December 31, 2015 are retained in accumulated other comprehensive income and in the carrying value of the HTM securities. These amounts will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer. The transfers of securities from AFS to HTM are expected to reduce the fair value fluctuations in the available for sale portfolio.

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

As of December 31, 2016, we do not have the intent to sell any of our securities in a loss position and we believe that it is not likely that we will be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2016, we concluded that unrealized losses on our investment securities are temporary and no further impairment loss has been realized in our consolidated statements of income. The following discussion provides further details of our assessment of the securities portfolio by investment category.

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”).  As of December 31, 2016, there were 32 securities in an unrealized loss position in the U.S. Government agencies and GSE portfolio with unrealized losses totaling $1.6 million. Of these, 3 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $1.4 million and unrealized losses of $3 thousand. The decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2016.

State and Political Subdivisions.  As of December 31, 2016, the state and political subdivisions (“municipal securities”) portfolio totaled $305.2 million, all of which was classified as HTM. As of that date, each of the 267 municipal securities in an unrealized loss position had been in an unrealized loss position for less than 12 months. Those securities had an aggregate fair value of $82.6 million and unrealized losses totaling $1.6 million.

The decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2016.

Agency Mortgage-backed Securities.    With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of December 31, 2016, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

MANAGEMENT’S DISCUSSION AND ANALYSIS

As of December 31, 2016, each of the 79 securities in the AFS Agency MBS portfolio that were in an unrealized loss position had been in an unrealized loss position for less than 12 months. As of December 31, 2016, there were 85 securities in the HTM Agency MBS portfolio that were in an unrealized loss position. Of these, 6 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $4.1 million and unrealized losses of $16 thousand.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2016 on such MBS to be credit related or other-than-temporary. As of December 31, 2016, we did not intend to sell any Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

Non-Agency Mortgage-backed Securities.  Our non-Agency MBS portfolio consists of positions in two privately issued whole loan collateralized mortgage obligations with a fair value and net unrealized gains of $824 thousand as of December 31, 2016. As of that date, each of the two non-Agency MBS were rated below investment grade. None of these securities were in an unrealized loss position.

Asset-backed Securities (“ABS”). Our ABS portfolio consisted of one security with a fair value and unrealized gain of $191 thousand as of December 31, 2016. As of December 31, 2016, the ABS security was rated below investment grade.

Other Investments.  As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At December 31, 2016, our ownership of FHLB and FRB stock totaled $16.9 million and $4.9 million, respectively and is included in other assets and recorded at cost, which approximates fair value.

LENDING ACTIVITIES

Total loans were $2.34 billion at December 31, 2016, an increase of $256.4 million or 12% from December 31, 2015. Commercial loans increased $139.7 million and represented 43.5% of total loans at the end of 2016. Consumer loans increased $116.7 million to represent 56.5% of total loans at December 31, 2016. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial business	$349,547	14.9%	$313,758	15.0%	$267,409	14.0%	$265,766	14.5%	$258,675	15.2%
Commercial mortgage	670,058	28.6	566,101	27.2	475,092	24.8	469,284	25.6	413,324	24.2

Total commercial	1,019,605	43.5	879,859	42.2	742,501	38.8	735,050	40.1	671,999	39.4
Residential real estate loans	427,937	18.3	381,074	18.3	357,187	18.7	310,394	16.9	285,068	16.7
Residential real estate lines	122,555	5.2	127,347	6.1	129,529	6.8	128,737	7.0	135,101	7.9
Consumer indirect	752,421	32.2	676,940	32.5	661,673	34.6	636,368	34.7	586,794	34.4
Other consumer	17,643	0.8	18,542	0.9	21,112	1.1	23,070	1.3	26,764	1.6

Total consumer	1,320,556	56.5	1,203,903	57.8	1,169,501	61.2	1,098,569	59.9	1,033,727	60.6

Total loans	2,340,161	100.0%	2,083,762	100.0%	1,912,002	100.0%	1,833,619	100.0%	1,705,726	100.0%
Allowance for loan losses	30,934		27,085		27,637		26,736		24,714

Total loans, net	$2,309,227		$2,056,677		$1,884,365		$1,806,883		$1,681,012

Commercial loans increased during 2016 as we continued our commercial business development efforts. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral.

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

We participate in various lending programs in which guarantees are supplied by U.S. government agencies, such as the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2016, the principal balance of such loans (included in commercial loans) was $50.1 million and the guaranteed portion amounted to $32.0 million. Most of these loans were guaranteed by the SBA.

Commercial business loans were $349.5 million at the end of 2016, up $35.7 million or 11% since the end of 2015, and comprised 14.9% of total loans outstanding at December 31, 2016, compared to 15.0% at December 31, 2015. We typically originate business loans of up to $15.0 million for small to mid-sized businesses in our market area for working capital, equipment financing, inventory financing, accounts receivable financing, or other general business purposes. Loans of this type are in a diverse range of industries. As of December 31, 2016, commercial business SBA loans accounted for a total of $34.4 million or 10% of our commercial business loan portfolio.

Commercial mortgage loans totaled $670.1 million at December 31, 2016, up $104.0 million or 18% from December 31, 2015, and comprised 28.6% of total loans, compared to 27.2% at December 31, 2015. Commercial mortgage loans include both owner occupied and non-owner occupied commercial real estate loans. Approximately 39% and 41% of our commercial mortgage portfolio at December 31, 2016 and 2015, respectively, was owner occupied commercial real estate. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. As of December 31, 2016, commercial mortgage SBA loans accounted for a total of $11.2 million or 2% of our commercial mortgage loan portfolio.

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

Consumer loans totaled $1.32 billion at December 31, 2016, up $116.6 million or 10% compared to 2015, and represented 56.5% of the 2016 year-end loan portfolio versus 57.8% at year-end 2015. Loans in this classification include residential real estate loans, residential real estate lines, indirect consumer and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential real estate loans include conventional first lien mortgages and home equity loans and lines of credit. For conventional first lien mortgages, we generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g. personal mortgage insurance). The majority of our fixed-rate conventional mortgage loans are sold in the secondary market with servicing rights retained. Our conventional mortgage products continue to be underwritten using FHLMC secondary marketing guidelines. Our underwriting guidelines for home equity products include a combination of borrower FICO (credit score), the LTV of the property securing the loan and evidence of the borrower having sufficient income to repay the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production was 763 and 753 during the years ended December 31, 2016 and 2015, respectively.

Residential real estate loans totaled $427.9 million at the end of 2016, up $46.9 million or 12% from the end of the prior year and comprised 18.3% of total loans outstanding at December 31, 2016 and 2015. As of December 31, 2016 and 2015, our residential real estate loan portfolio included $11.3 million and $12.8 million, respectively, of loans acquired during the 2012 branch acquisitions. The residential real estate line portfolio amounted to $122.6 million at December 31, 2016 down $4.8 million or 4% compared to 2015, and represented 5.2% of the 2016 year-end loan portfolio versus 6.1% at year-end 2015. As of December 31, 2016 and 2015, our residential real estate line portfolio included $11.5 million and $15.0 million, respectively, of loans acquired during the 2012 branch acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The residential real estate loans and lines portfolios had a weighted average LTV at origination of approximately 63% and 61% at December 31, 2016 and 2015, respectively. Approximately 87% and 85% of the loans and lines were first lien positions at December 31, 2016 and 2015, respectively. We continue to grow our home equity portfolio as the lower origination cost and convenience to customers has made these products an attractive alternative to conventional residential mortgage loans.

Consumer indirect loans amounted to $752.4 million at December 31, 2016 up $75.5 million or 11% compared to 2015, and represented 32.2% of the 2016 year-end loan portfolio versus 32.5% at year-end 2015. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily by individuals, but also by corporations and other organizations. The loans are originated through dealerships and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2016, we originated $356.4 million in indirect loans with a mix of approximately 43% new vehicles and 57% used vehicles. This compares with $296.9 million in indirect loans with a mix of approximately 40% new vehicles and 60% used vehicles for the same period in 2015. We do business with over 450 franchised auto dealers located in Western, Central, and the Capital District of New York, and Northern and Central Pennsylvania. The average FICO score for indirect loan production was 731 and 728 during the years ended December 31, 2016 and 2015, respectively. Other consumer loans totaled $17.6 million at December 31, 2016, down $899 thousand or 5% compared to 2015, and represented less than one percent of the 2016 and 2015 year-end loan portfolio. Other consumer loans consist of personal loans (collateralized and uncollateralized) and deposit account collateralized loans.

Our loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2016, no significant concentrations, as defined above, existed in our portfolio in excess of 10% of total loans.

Loans Held for Sale and Loan Servicing Rights.  Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $1.1 million and $1.4 million as of December 31, 2016 and 2015, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $173.7 million and $196.0 million as of December 31, 2016 and 2015, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses (in thousands).

	Loan Loss Analysis Year Ended December 31,
	2016	2015	2014	2013	2012
Allowance for loan losses, beginning of year	$27,085	$27,637	$26,736	$24,714	$23,260
Charge-offs:
Commercial business	943	1,433	204	1,070	729
Commercial mortgage	385	895	304	553	745
Residential real estate loans	289	397	382	748	520
Residential real estate lines	104	199	148	54	111
Consumer indirect	8,748	9,156	10,004	8,125	6,589
Other consumer	607	878	972	928	874

Total charge-offs	11,076	12,958	12,014	11,478	9,568
Recoveries:
Commercial business	447	212	201	349	336
Commercial mortgage	45	146	143	319	261
Residential real estate loans	174	114	76	169	157
Residential real estate lines	15	31	19	42	17
Consumer indirect	4,259	4,200	4,321	3,161	2,769
Other consumer	347	322	366	381	354

Total recoveries	5,287	5,025	5,126	4,421	3,894

Net charge-offs	5,789	7,933	6,888	7,057	5,674
Provision for loan losses	9,638	7,381	7,789	9,079	7,128

Allowance for loan losses, end of year	$30,934	$27,085	$27,637	$26,736	$24,714

Net charge-offs to average loans	0.26%	0.40%	0.37%	0.40%	0.36%
Allowance to end of period loans	1.32%	1.30%	1.45%	1.46%	1.45%
Allowance to end of period non-performing loans	489%	321%	272%	161%	271%

The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio (in thousands).

	Allowance for Loan Losses by Loan Category At December 31,
	2016		2015		2014		2013		2012
	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans
Commercial business	$7,225	14.9%	$5,540	15.0%	$5,621	14.0%	$4,273	14.5%	$4,884	15.2%
Commercial mortgage	10,315	28.6	9,027	27.2	8,122	24.8	7,743	25.6	6,581	24.2
Residential real estate loans	1,478	18.3	1,347	18.3	1,620	18.7	1,607	16.9	1,485	16.7
Residential real estate lines	303	5.2	345	6.1	435	6.8	436	7.0	537	7.9
Consumer indirect	11,311	32.2	10,458	32.5	11,383	34.6	12,230	34.7	10,715	34.4
Other consumer	302	0.8	368	0.9	456	1.1	447	1.3	512	1.6

Total	$30,934	100.0%	$27,085	100.0%	$27,637	100.0%	$26,736	100.0%	$24,714	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management believes that the allowance for loan losses at December 31, 2016 is adequate to cover probable losses in the loan portfolio at that date. Factors beyond our control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses. As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses. See Part I, Item 1A “Risk Factors” for the risks impacting this estimate. Management presents a quarterly review of the adequacy of the allowance for loan losses to the Audit Committee of our Board of Directors based on the methodology that is described in further detail in Part I, Item I “Business” under the section titled “Lending Activities”. See also “Critical Accounting Estimates” for additional information on the allowance for loan losses.

Non-performing Assets and Potential Problem Loans

The following table sets forth information regarding non-performing assets (in thousands):

	Non-performing Assets At December 31,
	2016	2015	2014	2013	2012
Non-accruing loans:
Commercial business	$2,151	$3,922	$4,288	$3,474	$3,413
Commercial mortgage	1,025	947	3,020	9,663	1,799
Residential real estate loans	1,236	1,848	1,451	1,723	2,878
Residential real estate lines	372	235	206	280	101
Consumer indirect	1,526	1,467	1,169	1,471	891
Other consumer	7	13	11	5	25

Total non-accruing loans	6,317	8,432	10,145	16,616	9,107
Restructured accruing loans	-	-	-	-	-
Accruing loans contractually past due over 90 days	9	8	8	6	18

Total non-performing loans	6,326	8,440	10,153	16,622	9,125
Foreclosed assets	107	163	194	333	184
Non-performing investment securities	-	-	-	128	753

Total non-performing assets	$6,433	$8,603	$10,347	$17,083	$10,062

Non-performing loans to total loans	0.27%	0.41%	0.53%	0.91%	0.53%
Non-performing assets to total assets	0.17%	0.25%	0.33%	0.58%	0.36%

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at December 31, 2016 were $6.4 million, a decrease of $2.2 million from the $8.6 million balance at December 31, 2015. The primary component of non-performing assets is non-performing loans, which were $6.3 million or 0.27% of total loans at December 31, 2016, a decrease of $2.1 million from $8.4 million or 0.41% of total loans at December 31, 2015.

Approximately $2.0 million, or 31%, of the $6.3 million in non-performing loans as of December 31, 2016 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. The amount of interest income forgone totaled $234 thousand and $432 thousand for non-accruing loans outstanding as of December 31, 2016 and 2015, respectively. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $1.4 million and $2.4 million at December 31, 2016 and 2015, respectively. We had no TDRs that were accruing interest as of December 31, 2016 or 2015.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented four properties totaling $107 thousand at December 31, 2016 and four properties totaling $163 thousand at December 31, 2015.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $15.6 million and $12.1 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2016 and 2015, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits (dollars in thousands).

	At December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$677,076	22.6%	$641,972	23.5%	$571,260	23.3%
Interest-bearing demand	581,436	19.4	523,366	19.2	490,190	20.0
Savings and money market	1,034,194	34.5	928,175	34.0	795,835	32.5
Time deposits < $250,000	602,715	20.2	545,044	19.9	526,782	21.5
Time deposits of $250,000 or more	99,801	3.3	91,974	3.4	66,460	2.7

Total deposits	$2,995,222	100.0%	$2,730,531	100.0%	$2,450,527	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2016, total deposits were $3.00 billion, representing an increase of $264.7 million for the year.

Nonpublic deposits, the largest component of our funding sources, totaled $2.19 billion and $2.05 billion at December 31, 2016 and 2015, respectively, and represented 73% and 75% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $803.6 million and $675.7 million at December 31, 2016 and December 31, 2015, respectively, and represented 27% and 25% of total deposits as of the end of each period, respectively. The increase in public deposits during 2016 was due largely to successful business development efforts.

We had no traditional brokered deposits at December 31, 2016 or December 31, 2015; however, we do participate in the CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $143.2 million and $152.9 million, respectively, at December 31, 2016, compared to $92.9 million and $146.6 million, respectively, at December 31, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2016	2015
Short-term borrowings:
Short-term FHLB borrowings	$331,500	$293,100
Long-term borrowings:
Subordinated notes, net	39,061	38,990

Total borrowings	$370,561	$332,090

Short-term borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2016 consisted of $171.5 million in overnight borrowings and $160.0 million in short-term advances. Short-term FHLB borrowings at December 31, 2015 consisted of $116.8 million in overnight borrowings and $176.3 million in short-term advances. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. At December 31, 2016 and 2015, the Company’s borrowings had a weighted average rate of 0.76% and 0.53%, respectively.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $50 million of immediate credit capacity with the FHLB as of December 31, 2016. We had approximately $535 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at December 31, 2016. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had $140 million of credit available under unsecured federal funds purchased lines with various banks as of December 31, 2016. Additionally, we had approximately $154 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2016, no amounts have been drawn on the line of credit.

The following table summarizes information relating to our short-term borrowings (dollars in thousands).

	At or for the Year Ended December 31,
	2016	2015	2014
Year-end balance	$331,500	$293,100	$334,804
Year-end weighted average interest rate	0.76%	0.53%	0.35%
Maximum outstanding at any month-end	$358,700	$351,600	$334,804
Average balance during the year	$248,938	$262,494	$247,956
Average interest rate for the year	0.65%	0.41%	0.37%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Shareholders’ Equity

Total shareholders’ equity was $320.0 million at December 31, 2016, an increase of $26.2 million from $293.8 million at December 31, 2015. Net income for the year and stock issued for the acquisition of Courier Capital increased shareholders’ equity by $31.9 million and $8.1 million, respectively, which were partially offset by common and preferred stock dividends declared of $13.2 million. Accumulated other comprehensive loss included in shareholders’ equity increased $2.6 million during the year due primarily to higher net unrealized losses on securities available for sale. The decrease of $1.0 million in treasury stock during 2016 was primarily due to the exercise of stock options with an aggregate exercise value of $964 thousand. For detailed information on shareholders’ equity, see Note 12, Shareholders’ Equity, of the notes to consolidated financial statements. FII and the Bank are subject to various regulatory capital requirements. At December 31, 2016 both FII and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital requirements, see Note 11, Regulatory Matters, of the notes to consolidated financial statements.

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

Cash and cash equivalents were $71.3 million as of December 31, 2016, an increase of $11.2 million from $60.1 million as of December 31, 2016. Net cash provided by operating activities totaled $46.7 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $326.7 million, which included outflows of $262.7 million for net loan originations and $58.8 million from net investment securities transactions. Net cash provided by financing activities of $291.1 million was attributed to a $264.7 million increase in deposits and a $38.4 million increase in short-term borrowings, partly offset by $12.9 million in dividend payments.

Contractual Obligations and Other Commitments

The following table summarizes the maturities of various contractual obligations and other commitments (in thousands):

	At December 31, 2016
	Within 1 year	Over 1 to 3 years	Over 3 to 5 Years	Over 5 years	Total
On-Balance sheet:
Time deposits (1)	$471,494	$181,947	$49,075	$-	$702,516
Supplemental executive retirement plans	360	752	507	765	2,384
Earn-out liabilities	1,200	450	-	-	1,650
Subordinated notes	-	-	-	40,000	40,000

Off-Balance sheet:
Limited partnership investments (2)	$792	$1,584	$792	$-	$3,168
Commitments to extend credit (3)	555,713	-	-	-	555,713
Standby letters of credit (3)	7,487	4,805	397	-	12,689
Operating leases	2,173	4,326	3,822	30,885	41,206

(1)

Includes the maturity of time deposits amounting to $100 thousand or more as follows: $185.7 million in three months or less; $31.1 million between three months and six months; $61.1 million between six months and one year; and $87.5 million over one year.

(2)	We have committed to capital investments in several limited partnerships of up to $9.0 million, of which we have contributed $5.9 million as of December 31, 2016, including $897 thousand during 2016.

(3)	We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Off-Balance Sheet Arrangements

With the exception of obligations in connection with our irrevocable loan commitments, operating leases and limited partnership investments as of December 31, 2016, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 10, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of December 31, 2016. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$127	0.95%	$32,684	1.57%	$148,956	2.33%	$5,558	1.24%	$187,325	2.16%
Mortgage-backed securities	-	-	116,565	1.90	128,191	2.54	111,911	2.15	356,667	2.22

	127	0.95	149,249	1.83	277,147	2.42	117,469	2.16	543,992	2.20
Held to maturity debt securities:
State and political subdivisions	48,132	1.50	176,150	2.12	80,966	1.88	-	-	305,248	1.96
Mortgage-backed securities	-	-	-	-	12,883	1.35	225,207	2.07	238,090	2.03

	48,132	1.50	176,150	2.12	93,849	1.81	225,207	2.07	543,338	1.99

Total investment securities	$48,259	1.50%	$325,399	1.99%	$370,996	2.26%	$342,676	2.10%	$1,087,330	2.10%

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at December 31, 2016. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due after five years	Total
Commercial business	$119,114	$172,953	$57,480	$349,547
Commercial mortgage	184,712	335,331	150,015	670,058
Residential real estate loans	64,150	178,438	185,349	427,937
Residential real estate lines	19,416	47,084	56,055	122,555
Consumer indirect	280,820	456,219	15,382	752,421
Other consumer	7,747	8,875	1,021	17,643

Total loans	$675,959	$1,198,900	$465,302	$2,340,161

Loans maturing after one year:
With a predetermined interest rate		$853,661	$245,352	$1,099,013
With a floating or adjustable rate		345,239	219,950	565,189

Total loans maturing after one year		$1,198,900	$465,302	$1,664,202

MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Resources

The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2016, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See Note 11, Regulatory Matters of the notes to consolidated financial statements and the “Basel III Capital Rules” section below for further discussion. The following table reflects the Company’s ratios and their components as of December 31 (in thousands):

	2016	2015
Common shareholders’ equity	$302,714	$276,504
Less: Goodwill and other intangible assets	68,759	61,217
Net unrealized (loss) gain on investment securities (1)	(3,729)	(696)
Net periodic pension & postretirement benefits plan adjustments	(10,222)	(10,631)
Other	-	201

Common equity Tier 1 (“CET1”) capital	247,906	226,413
Plus: Preferred stock	17,340	17,340
Less: Other	-	301

Tier 1 Capital	265,246	243,452
Plus: Qualifying allowance for loan losses	30,934	27,085
Subordinated Notes	39,061	38,990

Total regulatory capital	$335,241	$309,527

Adjusted average total assets (for leverage capital purposes)	$3,602,377	$3,287,646

Total risk-weighted assets	$2,584,161	$2,318,536

Regulatory Capital Ratios
Tier 1 leverage (Tier 1 capital to adjusted average assets)	7.36%	7.41%
CET1 capital (CET1 capital to total risk-weighted assets)	9.59	9.77
Tier 1 capital (Tier 1 capital to total risk-weighted assets)	10.26	10.50
Total risk-based capital (Total regulatory capital to total risk-weighted assets)	12.97	13.35

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2016, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. In testing goodwill for impairment, GAAP permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (Step 0). If, after assessing the totality of events and circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test would be unnecessary. However, if we conclude otherwise, we would then be required to perform the first step (Step 1) of the goodwill impairment test, and continue to the second step (Step 2), if necessary. Step 1 compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, Step 2 of the goodwill impairment test is performed to measure the value of impairment loss, if any.

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

Defined Benefit Pension Plan

We have a defined benefit pension plan covering substantially all employees. For employees hired prior to December, 31, 2006, who met participation requirements on or before January 1, 2008 (“Tier 1 Participant”), the benefits are generally based on years of service and the employee’s highest average compensation during five consecutive years of employment. For eligible employees who were hired on and after January 1, 2007 (“Tier 2 Participant”), the benefits are generally based on a cash balance benefit formula. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and defined benefit pension expense. The major assumptions are the weighted average discount rate used in determining the current benefit obligation, the weighted average expected long-term rate of return on plan assets, the rate of compensation increase and the estimated mortality rate. The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows as of the measurement date, December 31. The weighted average expected long-term rate of return is estimated based on current trends experienced by the assets in the plan as well as projected future rates of return on those assets and reasonable actuarial assumptions for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The current target asset allocation model for the plans is detailed in Note 17 to the consolidated financial statements. The expected returns on these various asset categories are blended to derive one long-term return assumption. The assets are invested in certain collective investment and mutual funds, common stocks, U.S. Treasury and other U.S. government agency securities, and corporate and municipal bonds and notes. The rate of compensation increase is based on reviewing the compensation increase practices of other plan sponsors in similar industries and geographic areas as well as the expectation of future increases. Mortality rate assumptions are based on mortality tables published by third-parties such as the Society of Actuaries (“SOA”), considering other available information including historical data as well as studies and publications from reputable sources. We review the pension plan assumptions on an annual basis with our actuarial consultants to determine if the assumptions are reasonable and adjust the assumptions to reflect changes in future expectations.

The assumptions used to calculate 2016 expense for the defined benefit pension plan were a weighted average discount rate of 4.21%, a weighted average long-term rate of return on plan assets of 6.50% and a rate of compensation increase of 3.00%. Defined benefit pension expense in 2017 is expected to increase to $2.0 million from the $1.6 million recorded in 2016, primarily driven by an increase in the number of plan participants and an increase in the discount rate assumption.

Due to the long-term nature of pension plan assumptions, actual results may differ significantly from the actuarial-based estimates. Differences resulting in actuarial gains or losses are required to be recorded in shareholders’ equity as part of accumulated other comprehensive loss and amortized to defined benefit pension expense in future years. For 2016, the actual return on plan assets in the qualified defined benefit pension plan was a gain of $5.6 million, compared to an expected return on plan assets of $4.6 million. Total pretax losses recognized in accumulated other comprehensive loss at December 31, 2016 were $17.0 million for the defined benefit pension plan. Actuarial pretax net losses recognized in other comprehensive income for the year ended December 31, 2016 were $189 thousand for the defined benefit pension plan.

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

Portfolio Composition

Our balance sheet assets are a mix of fixed and variable rate assets with consumer indirect loans, commercial loans, and MBSs comprising a significant portion of our assets. Our consumer indirect loan portfolio comprised 20% of assets and is primarily fixed rate loans with relatively short durations. Our commercial loan portfolio totaled 27% of assets and is a combination of fixed and variable rate loans, lines and mortgages. The MBS portfolio, including collateralized mortgages obligations, totaled 16% of assets with durations averaging three to five years.

Our liabilities are made up primarily of deposits, which account for 88% of total liabilities. Of these deposits, the majority, or 53%, is in nonpublic variable rate and noninterest bearing products including demand (both noninterest and interest-bearing), savings and money market accounts. In addition, fixed rate nonpublic certificate of deposit products make up 20% of total deposits. The bank also has a significant amount of public deposits, which represented 27% of total deposits as of December 31, 2016.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At December 31, 2016, we were slightly asset sensitive, meaning that net interest income increases in rising rate conditions.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending December 31, 2017 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(1,479)	$274	$907	$(947)
% Change	(1.33)%	0.25%	0.82%	(0.85)%

In addition to the changes in interest rate scenarios listed above, other scenarios are typically modeled to measure interest rate risk. These scenarios vary depending on the economic and interest rate environment.

The simulation referenced above is based on our assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results, does not measure the effect of changing interest rates on noninterest income and is based on many assumptions that, if changed, could cause a different outcome.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at December 31, 2016 and 2015. The analysis additionally presents a measurement of the interest rate sensitivity at December 31, 2016 and 2015. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	December 31, 2016			December 31, 2015
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$532,744			$497,349
- 100 Basis Points	543,506	$10,762	2.02%	508,973	$11,624	2.34%
+ 100 Basis Points	507,924	(24,820)	(4.66)	480,888	(16,461)	(3.31)
+ 200 Basis Points	481,692	(51,052)	(9.58)	460,567	(36,782)	(7.40)
+ 300 Basis Points	445,207	(87,537)	(16.43)	429,381	(67,968)	(13.67)

The Pre-Shock Scenario EVE was $532.7 million at December 31, 2016, compared to $497.3 million at December 31, 2015. The increase in the Pre-Shock Scenario EVE at December 31, 2016, compared to December 31, 2015 resulted primarily from a more favorable valuation of non-maturity deposits that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $460.6 million at December 31, 2015 to $481.7 million at December 31, 2016, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario increased from (7.40)% at December 31, 2015 to (9.58)% at December 31, 2016. The increase in sensitivity resulted from a decreased benefit in the valuation of non-maturity deposits and certain fixed rate assets in the +200 basis point Rate Shock Scenario EVE as of December 31, 2016, compared to December 31, 2015.

Interest Rate Sensitivity Gap

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2016. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2016
	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
INTEREST-EARNING ASSETS:
Investment securities	$46,049	$111,447	$463,514	$466,320	$1,087,330
Loans	671,446	373,216	1,019,181	277,368	2,341,211

Total interest-earning assets	$717,495	$484,663	$1,482,695	$743,688	3,428,541

Cash and due from banks					71,277
Other assets (1)					210,522

Total assets					$3,710,340

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$1,615,630	$-	$-	$-	$1,615,630
Time deposits	236,197	235,297	231,022	-	702,516
Borrowings	303,300	28,200	-	39,061	370,561

Total interest-bearing liabilities	$2,155,127	$263,497	$231,022	$39,061	2,688,707

Noninterest-bearing deposits					677,076
Other liabilities					24,503

Total liabilities					3,390,286
Shareholders’ equity					320,054

Total liabilities and shareholders’ equity					$3,710,340

Interest sensitivity gap	$(1,437,632)	$221,166	$1,251,673	$704,627	$739,834

Cumulative gap	$(1,437,632)	$(1,216,466)	$35,207	$739,834

Cumulative gap ratio (2)	33.3%	49.7%	101.3%	127.5%
Cumulative gap as a percentage of total assets	(38.7) %	(32.8) %	0.9%	19.9%

(1)	Includes net unrealized loss on securities available for sale and allowance for loan losses.
(2)	Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer as identified below, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

KPMG LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an attestation report on internal control over financial reporting as of December 31, 2016. That report appears herein.

/s/ Martin K. Birmingham	/s/ Kevin B. Klotzbach
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 7, 2017	March 7, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Financial Institutions, Inc.:

We have audited Financial Institutions, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Financial Institutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 7, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York

March 7, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Financial Institutions, Inc.:

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Institutions, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Financial Institutions, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York

March 7, 2017

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)	December 31,
	2016	2015
ASSETS
Cash and due from banks	$71,277	$60,121
Securities available for sale, at fair value	539,926	544,395
Securities held to maturity, at amortized cost (fair value of $539,991 and $490,064, respectively)	543,338	485,717
Loans held for sale	1,050	1,430
Loans (net of allowance for loan losses of $30,934 and $27,085, respectively)	2,309,227	2,056,677
Company owned life insurance	63,455	63,045
Premises and equipment, net	42,398	39,445
Goodwill and other intangible assets, net	75,640	66,946
Other assets	64,029	63,248

Total assets	$3,710,340	$3,381,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$677,076	$641,972
Interest-bearing demand	581,436	523,366
Savings and money market	1,034,194	928,175
Time deposits	702,516	637,018

Total deposits	2,995,222	2,730,531
Short-term borrowings	331,500	293,100
Long-term borrowings, net of issuance costs of $939 and $1,010, respectively	39,061	38,990
Other liabilities	24,503	24,559

Total liabilities	3,390,286	3,087,180

Commitments and contingencies (Note 10)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,492 shares issued	149	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,906 shares issued	17,191	17,191

Total preferred equity	17,340	17,340
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,692,214 and 14,397,509 shares issued	147	144
Additional paid-in capital	81,755	72,690
Retained earnings	237,687	218,920
Accumulated other comprehensive loss	(13,951)	(11,327)
Treasury stock, at cost – 154,617 and 207,317 shares, respectively	(2,924)	(3,923)

Total shareholders’ equity	320,054	293,844

Total liabilities and shareholders’ equity	$3,710,340	$3,381,024

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2016	2015	2014
Interest income:
Interest and fees on loans	$92,296	$83,575	$82,453
Interest and dividends on investment securities	22,917	21,875	18,602
Other interest income	18	-	-

Total interest income	115,231	105,450	101,055

Interest expense:
Deposits	8,458	7,306	6,366
Short-term borrowings	1,612	1,081	915
Long-term borrowings	2,471	1,750	-

Total interest expense	12,541	10,137	7,281

Net interest income	102,690	95,313	93,774
Provision for loan losses	9,638	7,381	7,789

Net interest income after provision for loan losses	93,052	87,932	85,985

Noninterest income:
Service charges on deposits	7,280	7,742	8,954
Insurance income	5,396	5,166	2,399
ATM and debit card	5,687	5,084	4,963
Investment advisory	5,208	2,193	2,138
Company owned life insurance	2,808	1,962	1,753
Investments in limited partnerships	300	895	1,103
Loan servicing	436	503	568
Net gain on sale of loans held for sale	240	249	313
Net gain on investment securities	2,695	1,988	2,041
Net gain (loss) on other assets	313	27	69
Amortization of tax credit investment	-	(390)	(2,323)
Contingent consideration liability adjustment	1,170	1,093	-
Other	4,227	3,825	3,372

Total noninterest income	35,760	30,337	25,350

Noninterest expense:
Salaries and employee benefits	45,215	42,439	38,595
Occupancy and equipment	14,529	13,856	12,829
Professional services	6,184	4,502	4,760
Computer and data processing	3,402	3,186	3,016
Supplies and postage	2,047	2,155	2,053
FDIC assessments	1,735	1,719	1,592
Advertising and promotions	1,695	1,165	972
Goodwill impairment	-	751	-
Other	9,864	9,620	8,538

Total noninterest expense	84,671	79,393	72,355

Income before income taxes	44,141	38,876	38,980
Income tax expense	12,210	10,539	9,625

Net income	$31,931	$28,337	$29,355

Preferred stock dividends	1,462	1,462	1,462

Net income available to common shareholders	$30,469	$26,875	$27,893

Earnings per common share (Note 16):
Basic	$2.11	$1.91	$2.01
Diluted	$2.10	$1.90	$2.00
Cash dividends declared per common share	$0.81	$0.80	$0.77

Weighted average common shares outstanding:
Basic	14,436	14,081	13,893
Diluted	14,491	14,135	13,946

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Net income	$31,931	$28,337	$29,355
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on securities available for sale	(3,033)	(2,321)	6,962
Pension and post-retirement obligations	409	5	(5,786)

Total other comprehensive (loss) income, net of tax	(2,624)	(2,316)	1,176

Comprehensive income	$29,307	$26,021	$30,531

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2016, 2015 and 2014

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2015	$17,340	$144	$72,690	$218,920	$(11,327)	$(3,923)	$293,844
Balance carried forward
Comprehensive income:
Net income	-	-	-	31,931	-	-	31,931
Other comprehensive loss, net of tax	-	-	-	-	(2,624)	-	(2,624)
Common stock issued	-	3	8,097	-	-	-	8,100
Share-based compensation plans:
Share-based compensation	-	-	845	-	-	-	845
Stock options exercised	-	-	23	-	-	941	964
Restricted stock awards issued, net	-	-	24	-	-	(24)	-
Excess tax benefit	-	-	30	-	-	-	30
Stock awards	-	-	46	-	-	82	128
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,458)	-	-	(1,458)
Common-$0.81 per share	-	-	-	(11,702)	-	-	(11,702)

Balance at December 31, 2016	$17,340	$147	$81,755	$237,687	$(13,951)	$(2,924)	$320,054

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$31,931	$28,337	$29,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,958	5,429	4,583
Net amortization of premiums on securities	3,192	3,150	3,241
Provision for loan losses	9,638	7,381	7,789
Share-based compensation	845	674	471
Deferred income tax (benefit) expense	(1,718)	1,798	2,154
Proceeds from sale of loans held for sale	11,655	16,195	16,543
Originations of loans held for sale	(11,035)	(16,621)	(14,457)
Increase in company owned life insurance	(2,808)	(1,962)	(1,753)
Net gain on sale of loans held for sale	(240)	(249)	(313)
Net gain on investment securities	(2,695)	(1,988)	(2,041)
Amortization of tax credit investment	-	390	2,323
Goodwill impairment	-	751	-
Net gain on other assets	(313)	(27)	(69)
Contributions to defined benefit pension plan	-	-	(8,000)
Decrease (increase) in other assets	2,027	(545)	(1,606)
Increase (decrease) in other liabilities	257	376	(2,991)

Net cash provided by operating activities	46,694	43,089	35,229

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(213,413)	(271,899)	(236,043)
Held to maturity	(126,375)	(64,397)	(63,770)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	119,190	127,257	140,338
Held to maturity	66,579	36,162	31,026
Proceeds from sales of securities available for sale	95,261	54,277	81,600
Net loan originations	(262,684)	(180,067)	(84,812)
Proceeds from company owned life insurance, net of purchases	2,398	(79)	(10,080)
Proceeds from sales of other assets	854	365	1,576
Purchases of premises and equipment	(7,619)	(7,493)	(5,330)
Cash consideration paid for acquisition, net of cash acquired	(868)	-	(7,995)

Net cash used in investing activities	(326,677)	(305,874)	(153,490)

Cash flows from financing activities:
Net increase in deposits	264,691	280,004	130,471
Net increase (decrease) in short-term borrowings	38,400	(41,704)	(2,238)
Issuance of long-term debt	-	40,000	-
Debt issuance costs	-	(1,060)	-
Repurchase of preferred stock	-	-	(2)
Purchases of common stock for treasury	-	(202)	(194)
Proceeds from stock options exercised	964	359	667
Excess tax benefit on share-based compensation	30	79	-
Cash dividends paid to preferred shareholders	(1,462)	(1,462)	(1,463)
Cash dividends paid to common shareholders	(11,484)	(11,259)	(10,521)

Net cash provided by financing activities	291,139	264,755	116,720

Net increase (decrease) in cash and cash equivalents	11,156	1,970	(1,541)
Cash and cash equivalents, beginning of period	60,121	58,151	59,692

Cash and cash equivalents, end of period	$71,277	$60,121	$58,151

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Institutions, Inc. (individually referred to herein as the “Parent Company” and together with all of its subsidiaries, collectively referred to herein as the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). At December 31, 2016, the Company conducted its business through its three subsidiaries: Five Star Bank (the “Bank”), a New York chartered bank; Scott Danahy Naylon, LLC (“SDN”), a full service insurance agency; and Courier Capital, LLC (“Courier Capital”), a SEC-registered investment advisory and wealth management firm. The Company provides a full range of banking and related financial services to consumer, commercial and municipal customers through its bank and nonbank subsidiaries.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2016	2015	2014
Cash payments:
Interest expense	$11,823	$9,323	$6,826
Income taxes	10,555	7,494	13,665
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$496	$374	$394
Accrued and declared unpaid dividends	3,403	3,185	3,177
(Decrease) increase in net unsettled security purchases	(170)	(478)	568
Securities transferred from available for sale to held to maturity	-	165,238	12,802
Loans transferred from held for sale to held for investment	-	-	853
Common stock issued for acquisition	8,100	-	5,400
Assets acquired and liabilities assumed in business combinations:
Loans and other non-cash assets, excluding goodwill and core deposit intangible asset	4,848	-	1,007
Deposits and other liabilities	1,845	-	1,112

(d.)	Investment Securities

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

December 31, 2016, 2015 and 2014

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

December 31, 2016, 2015 and 2014

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

The Company recognizes as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2016 had original terms ranging from one to five years. Fees received for providing loan commitments and letters of credit that result in loans are typically deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to other income as banking fees and commissions over the commitment period when funding is not expected.

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

December 31, 2016, 2015 and 2014

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless the loan has been subject to a troubled debt restructure. At December 31, 2016, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

General allowances are established for loan losses on a portfolio basis for loans that are collectively evaluated for impairment. The portfolio is grouped into similar risk characteristics, primarily loan type. The Company applies an estimated loss rate, which considers both look-back and loss emergence periods, to each loan group. The loss rate is based on historical experience, with a look-back period of 24 months, and as a result can differ from actual losses incurred in the future. The historical loss rate is adjusted by the loss emergence periods that range from 12 to 28 months depending on the loan type, and for qualitative factors such as; levels and trends of delinquent and non-accruing loans, trends in volume and terms, effects of changes in lending policy, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit risk, interest rates, highly leveraged borrowers, information risk and collateral risk. The qualitative factors are reviewed at least quarterly and adjustments are made as needed.

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

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned was $107 thousand and $163 thousand at December 31, 2016 and 2015, respectively.

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

December 31, 2016, 2015 and 2014

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

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value, “Step 1.” If the calculated fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. However, if the carrying value of a reporting unit exceeds its calculated fair value, the impairment test continues, “Step 2”, by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. See Note 7 for additional information on goodwill and other intangible assets.

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

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. FHLBNY stock totaled $16.9 million and $15.1 million as of December 31, 2016 and 2015, respectively.

As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $4.9 million as of December 31, 2016 and 2015.

(n.)	Equity Method Investments

The Company has investments in limited partnerships, primarily Small Business Investment Companies, and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $5.6 million and $5.0 million as of December 31, 2016 and 2015, respectively.

(o.)	Treasury Stock

Acquisitions of treasury stock are recorded at cost. The reissuance of shares in treasury is recorded at weighted-average cost.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

Effective January 1, 2016, the Company’s 401(k) plan was amended and the Company’s matching contribution was discontinued. Concurrent with the 401(k) plan amendment, the Company’s defined benefit pension plan was amended to modify the current benefit formula to reflect the discontinuance of the matching contribution in the 401(k) plan, to open the defined benefit pension plan up to eligible employees who were hired on and after January 1, 2007, which provides those new participants with a cash balance benefit formula.

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

December 31, 2016, 2015 and 2014

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t.)	Earnings Per Common Share

The Company calculates earnings per common share (“EPS”) using the two-class method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The effective date was deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. The Company continues to assess the potential impact of ASU 2014-09 on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 is effective for the Company beginning January 1, 2016, though early adoption is permitted. The adoption of ASU 2014-12 did not have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Company beginning January 1, 2016, though early adoption was permitted. ASU 2015-01 did not have a significant impact on the Company’s financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is assessing the impact of ASU 2016-01 on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is assessing the impact of ASU 2016-02 on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a significant impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. Topic 326 eliminates the probable initial recognition threshold in current GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted beginning after December 15, 2018. The Company is assessing the impact of ASU 2016-13 on its financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(2.)	BUSINESS COMBINATIONS

Courier Capital Acquisition

On January 5, 2016, the Company completed the acquisition of Courier Capital Corporation, a registered investment advisory and wealth management firm with approximately $1.2 billion in assets under management at the time of acquisition. Consideration for the acquisition totaled $9.0 million and included stock of $8.1 million and $918 thousand of cash. The acquisition also included up to $2.8 million of potential future payments of stock and up to $2.2 million of potential future cash bonuses contingent upon Courier Capital meeting certain EBITDA performance targets through 2018. In addition, the Company purchased two pieces of real property in Buffalo and Jamestown, New York used, but not owned by Courier Capital for total cash considerations of $1.3 million. As a result of the acquisition, the Company recorded goodwill of $6.0 million and other intangible assets of $3.9 million. The goodwill is not expected to be deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

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

	$9,943

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(3.)	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016

Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$187,325	$512	$1,569	$186,268
Mortgage-backed securities:
Federal National Mortgage Association	288,949	897	4,413	285,433
Federal Home Loan Mortgage Corporation	30,182	114	807	29,489
Government National Mortgage Association	15,473	316	15	15,774
Collateralized mortgage obligations:
Federal National Mortgage Association	16,921	74	125	16,870
Federal Home Loan Mortgage Corporation	5,142	-	65	5,077
Privately issued	-	824	-	824

Total mortgage-backed securities	356,667	2,225	5,425	353,467
Asset-backed securities	-	191	-	191

Total available for sale securities	$543,992	$2,928	$6,994	$539,926

Securities held to maturity:
State and political subdivisions	305,248	2,127	1,616	305,759
Mortgage-backed securities:
Federal National Mortgage Association	10,362	1	124	10,239
Federal Home Loan Mortgage Corporation	3,290	-	150	3,140
Government National Mortgage Association	24,575	18	182	24,411
Collateralized mortgage obligations:
Federal National Mortgage Association	83,929	21	1,573	82,377
Federal Home Loan Mortgage Corporation	101,025	80	1,827	99,278
Government National Mortgage Association	14,909	40	162	14,787

Total mortgage-backed securities	238,090	160	4,018	234,232

Total held to maturity securities	$543,338	$2,287	$5,634	$539,991

December 31, 2015

Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$260,748	$1,164	$1,049	$260,863
Mortgage-backed securities:
Federal National Mortgage Association	209,671	1,092	2,333	208,430
Federal Home Loan Mortgage Corporation	24,564	282	194	24,652
Government National Mortgage Association	26,465	943	4	27,404
Collateralized mortgage obligations:
Federal National Mortgage Association	16,998	90	154	16,934
Federal Home Loan Mortgage Corporation	5,175	1	91	5,085
Privately issued	-	809	-	809

Total mortgage-backed securities	282,873	3,217	2,776	283,314
Asset-backed securities	-	218	-	218

Total available for sale securities	$543,621	$4,599	$3,825	$544,395

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(3.)	INVESTMENT SECURITIES (Continued)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015 (continued)
Securities held to maturity:
State and political subdivisions	294,423	6,562	4	300,981
Mortgage-backed securities:
Federal National Mortgage Association	9,242	14	79	9,177
Government National Mortgage Association	25,607	33	159	25,481
Collateralized mortgage obligations:
Federal National Mortgage Association	56,791	-	818	55,973
Federal Home Loan Mortgage Corporation	80,570	-	1,120	79,450
Government National Mortgage Association	19,084	19	101	19,002

Total mortgage-backed securities	191,294	66	2,277	189,083

Total held to maturity securities	$ 485,717	$ 6,628	$ 2,281	$ 490,064

Investment securities with a total fair value of $907.7 million and $781.7 million at December 31, 2016 and 2015, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

During the year ended December 31, 2015, the Company transferred $165.2 million of available for sale mortgage backed securities to the held to maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The related $1.1 million of unrealized holding losses are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. These amounts will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfers. There were no gains or losses recognized as a result of these transfers.

Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	2016	2015	2014
Taxable interest and dividends	$17,025	$16,123	$13,304
Tax-exempt interest and dividends	5,892	5,752	5,298

Total interest and dividends on securities	$22,917	$21,875	$18,602

Sales and calls of securities available for sale for the years ended December 31 were as follows (in thousands):

	2016	2015	2014
Proceeds from sales	$95,261	$54,277	$81,600
Gross realized gains	2,695	2,000	2,043
Gross realized losses	-	12	2

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(3.)	INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2016 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations (in thousands).

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$127	$127
Due from one to five years	149,249	149,428
Due after five years through ten years	277,147	274,529
Due after ten years	117,469	115,842

	$543,992	$539,926

Debt securities held to maturity:
Due in one year or less	$48,132	$48,188
Due from one to five years	176,150	177,962
Due after five years through ten years	93,849	92,396
Due after ten years	225,207	221,445

	$543,338	$539,991

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are summarized as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016

Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$113,261	$1,566	$1,458	$3	$114,719	$1,569
Mortgage-backed securities:
Federal National Mortgage Association	211,491	4,413	-	-	211,491	4,413
Federal Home Loan Mortgage Corporation	24,360	807	-	-	24,360	807
Government National Mortgage Association	1,111	15	-	-	1,111	15
Collateralized mortgage obligations:
Federal National Mortgage Association	8,119	125	-	-	8,119	125
Federal Home Loan Mortgage Corporation	5,077	65	-	-	5,077	65

Total mortgage-backed securities	250,158	5,425	-	-	250,158	5,425

Total available for sale securities	363,419	6,991	1,458	3	364,877	6,994

Securities held to maturity:
State and political subdivisions	82,644	1,616	-	-	82,644	1,616
Mortgage-backed securities:
Federal National Mortgage Association	9,253	124	-	-	9,253	124
Federal Home Loan Mortgage Corporation	3,141	150	-	-	3,141	150
Government National Mortgage Association	10,736	182	-	-	10,736	182
Collateralized mortgage obligations:
Federal National Mortgage Association	72,734	1,560	3,107	13	75,841	1,573
Federal Home Loan Mortgage Corporation	92,256	1,825	430	2	92,686	1,827
Government National Mortgage Association	8,675	161	531	1	9,206	162

Total mortgage-backed securities	196,795	4,002	4,068	16	200,863	4,018

Total held to maturity securities	279,439	5,618	4,068	16	283,507	5,634

Total temporarily impaired securities	$642,858	$12,609	$5,526	$19	$648,384	$12,628

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(3.)	INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015

Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$82,298	$735	$26,302	$314	$108,600	$1,049
Mortgage-backed securities:
Federal National Mortgage Association	123,774	2,134	9,562	199	133,336	2,333
Federal Home Loan Mortgage Corporation	12,660	194	-	-	12,660	194
Government National Mortgage Association	1,405	4	-	-	1,405	4
Collateralized mortgage obligations:
Federal National Mortgage Association	7,778	154	-	-	7,778	154
Federal Home Loan Mortgage Corporation	4,998	91	-	-	4,998	91

Total mortgage-backed securities	150,615	2,577	9,562	199	160,177	2,776

Total available for sale securities	232,913	3,312	35,864	513	268,777	3,825

Securities held to maturity:
State and political subdivisions	3,075	4	-	-	3,075	4
Mortgage-backed securities:
Federal National Mortgage Association	5,666	79	-	-	5,666	79
Government National Mortgage Association	8,790	159	-	-	8,790	159
Collateralized mortgage obligations:
Federal National Mortgage Association	55,973	818	-	-	55,973	818
Federal Home Loan Mortgage Corporation	79,323	1,120	-	-	79,323	1,120
Government National Mortgage Association	14,559	101	-	-	14,559	101

Total mortgage-backed securities	164,311	2,277	-	-	164,311	2,277

Total held to maturity securities	167,386	2,281	-	-	167,386	2,281

Total temporarily impaired securities	$400,299	$5,593	$35,864	$513	$436,163	$6,106

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2016 was 463 compared to 152 at December 31, 2015. At December 31, 2016, the Company had positions in 9 investment securities with a fair value of $5.5 million and a total unrealized loss of $19 thousand that have been in a continuous unrealized loss position for more than 12 months. At December 31, 2016, there were a total of 454 securities positions in the Company’s investment portfolio with a fair value of $642.9 million and a total unrealized loss of $12.6 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2015, the Company had positions in 10 investment securities with a fair value of $35.9 million and a total unrealized loss of $513 thousand that have been in a continuous unrealized loss position for more than 12 months. At December 31, 2015, there were a total of 142 securities positions in the Company’s investment portfolio with a fair value of $400.3 million and a total unrealized loss of $5.6 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management. No impairment was recorded during the years ended December 31, 2016, 2015 and 2014.

Based on management’s review and evaluation of the Company’s debt securities as of December 31, 2016, the debt securities with unrealized losses were not considered to be OTTI. As of December 31, 2016, the Company does not have the intent to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of December 31, 2016, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(4.)	LOANS HELD FOR SALE AND LOAN SERVICING RIGHTS

Loans held for sale were entirely comprised of residential real estate loans and totaled $1.1 million and $1.4 million as of December 31, 2016 and 2015, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $173.7 million and $196.0 million as of December 31, 2016 and 2015, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $4.0 million and $4.4 million as of December 31, 2016 and 2015, respectively.

The activity in capitalized loan servicing assets is summarized as follows for the years ended December 31 (in thousands):

	2016	2015	2014
Mortgage servicing assets, beginning of year	$1,225	$1,335	$1,479
Originations	150	166	172
Amortization	(298)	(276)	(316)

Mortgage servicing assets, end of year	1,077	1,225	1,335
Valuation allowance	(2)	(1)	(6)

Mortgage servicing assets, net, end of year	$1,075	$1,224	$1,329

(5.)	LOANS

The Company’s loan portfolio consisted of the following at December 31 (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
2016

Commercial business	$349,079	$468	$349,547
Commercial mortgage	671,552	(1,494)	670,058
Residential real estate loans	421,476	6,461	427,937
Residential real estate lines	119,745	2,810	122,555
Consumer indirect	725,754	26,667	752,421
Other consumer	17,465	178	17,643

Total	$2,305,071	$35,090	2,340,161

Allowance for loan losses			(30,934)

Total loans, net			$2,309,227

2015

Commercial business	$313,475	$283	$313,758
Commercial mortgage	567,481	(1,380)	566,101
Residential real estate loans	376,023	5,051	381,074
Residential real estate lines	124,766	2,581	127,347
Consumer indirect	652,494	24,446	676,940
Other consumer	18,361	181	18,542

Total	$2,052,600	$31,162	2,083,762

Allowance for loan losses			(27,085)

Total loans, net			$2,056,677

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(5.)	LOANS (Continued)

Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. Borrowings by these related parties amounted to $3.5 million at December 31, 2016 and 2015. During 2016, new borrowings amounted to $1.7 million (including borrowings of executive officers and directors that were outstanding at the time of their appointment), and repayments and other reductions were $1.7 million.

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of December 31 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
2016

Commercial business	$1,337	$-	$-	$1,337	$2,151	$345,591	$349,079
Commercial mortgage	48	-	-	48	1,025	670,479	671,552
Residential real estate loans	1,073	253	-	1,326	1,236	418,914	421,476
Residential real estate lines	216	-	-	216	372	119,157	119,745
Consumer indirect	2,320	488	-	2,808	1,526	721,420	725,754
Other consumer	134	15	9	158	7	17,300	17,465

Total loans, gross	$5,128	$756	$9	$5,893	$6,317	$2,292,861	$2,305,071

2015

Commercial business	$321	$612	$-	$933	$3,922	$308,620	$313,475
Commercial mortgage	68	146	-	214	947	566,320	567,481
Residential real estate loans	723	395	-	1,118	1,848	373,057	376,023
Residential real estate lines	199	34	-	233	235	124,298	124,766
Consumer indirect	1,975	286	-	2,261	1,467	648,766	652,494
Other consumer	98	13	8	119	13	18,229	18,361

Total loans, gross	$3,384	$1,486	$8	$4,878	$8,432	$2,039,290	$2,052,600

There were no loans past due greater than 90 days and still accruing interest as of December 31, 2016 and 2015. There were $9 thousand and $8 thousand in consumer overdrafts which were past due greater than 90 days as of December 31, 2016 and 2015, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2016, 2015 and 2014. For the years ended December 31, 2016, 2015 and 2014, estimated interest income of $234 thousand, $432 thousand, and $527 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

The following presents, by loan class, information related to loans modified in a TDR during the years ended December 31 (in thousands).

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
2016

Commercial business	3	$526	$526
Commercial mortgage	1	550	550

Total	4	$1,076	$1,076

2015

Commercial business	2	$1,342	$1,342
Commercial mortgage	1	682	330

Total	3	$2,024	$1,672

The loans identified as TDRs by the Company during the years ended December 31, 2016 and 2015 were previously reported as impaired loans prior to restructuring. The modifications during the year ended December 31, 2016 primarily related to collateral concessions and forbearance agreements. For the year ended December 31, 2015, the restructured loan modifications related to extending amortization periods, forbearance agreements, requesting additional collateral and, in one instance, forgiveness of principal. All loans restructured during the years ended December 31, 2016 and 2015 were on nonaccrual status at the end of those respective years. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were either classified as substandard, with an increased risk allowance allocation, or impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR during the year ended December 31, 2016 that defaulted during the year ended December 31, 2016. There were two commercial business loans with an aggregate pre-default balance of $1.3 million that went into default and were restructured during the year ended December 31, 2015. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(5.)	LOANS (Continued)

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents data on impaired loans at December 31 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
2016

With no related allowance recorded:
Commercial business	$645	$1,044	$-	$1,032	$-
Commercial mortgage	673	882	-	725	-

	1,318	1,926	-	1,757	-
With an allowance recorded:
Commercial business	1,506	1,506	694	1,141	-
Commercial mortgage	352	352	124	486	-

	1,858	1,858	818	1,627	-

	$3,176	$3,784	$818	$3,384	$-

2015

With no related allowance recorded:
Commercial business	$1,441	$1,810	$-	$1,352	$-
Commercial mortgage	937	1,285	-	1,013	-

	2,378	3,095	-	2,365	-
With an allowance recorded:
Commercial business	2,481	2,481	996	1,946	-
Commercial mortgage	10	10	10	449	-

	2,491	2,491	1,006	2,395	-

	$4,869	$5,586	$1,006	$4,760	$-

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

December 31, 2016, 2015 and 2014

(5.)	LOANS (Continued)

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of December 31 (in thousands):

	Commercial Business	Commercial Mortgage
2016

Uncriticized	$326,254	$652,550
Special mention	10,377	12,690
Substandard	12,448	6,312
Doubtful	-	-

Total	$349,079	$671,552

2015

Uncriticized	$298,413	$551,603
Special mention	4,916	9,015
Substandard	10,146	6,863
Doubtful	-	-

Total	$313,475	$567,481

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of December 31 (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
2016

Performing	$420,240	$119,373	$724,228	$17,449
Non-performing	1,236	372	1,526	16

Total	$421,476	$119,745	$725,754	$17,465

2015

Performing	$374,175	$124,531	$651,027	$18,340
Non-performing	1,848	235	1,467	21

Total	$376,023	$124,766	$652,494	$18,361

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(5.)	LOANS (Continued)

Allowance for Loan Losses

The following tables set forth the changes in the allowance for loan losses for the years ended December 31 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
2016

Allowance for loan losses:
Beginning balance	$5,540	$9,027	$1,347	$345	$10,458	$368	$27,085
Charge-offs	(943)	(385)	(289)	(104)	(8,748)	(607)	(11,076)
Recoveries	447	45	174	15	4,259	347	5,287
Provision	2,181	1,628	246	47	5,342	194	9,638

Ending balance	$7,225	$10,315	$1,478	$303	$11,311	$302	$30,934

Evaluated for impairment:
Individually	$663	$105	$-	$-	$-	$-	$768

Collectively	$6,562	$10,210	$1,478	$303	$11,311	$302	$30,166

Loans:
Ending balance	$349,079	$671,552	$421,476	$119,745	$725,754	$17,465	$2,305,071

Evaluated for impairment:
Individually	$2,052	$935	$-	$-	$-	$-	$2,987

Collectively	$347,027	$670,617	$421,476	$119,745	$725,754	$17,465	$2,302,084

2015

Allowance for loan losses:
Beginning balance	$5,621	$8,122	$1,620	$435	$11,383	$456	$27,637
Charge-offs	(1,433)	(895)	(397)	(199)	(9,156)	(878)	(12,958)
Recoveries	212	146	114	31	4,200	322	5,025
Provision	1,140	1,654	10	78	4,031	468	7,381

Ending balance	$5,540	$9,027	$1,347	$345	$10,458	$368	$27,085

Evaluated for impairment:
Individually	$996	$10	$-	$-	$-	$-	$1,006

Collectively	$4,544	$9,017	$1,347	$345	$10,458	$368	$26,079

Loans:
Ending balance	$313,475	$567,481	$376,023	$124,766	$652,494	$18,361	$2,052,600

Evaluated for impairment:
Individually	$3,922	$947	$-	$-	$-	$-	$4,869

Collectively	$309,553	$566,534	$376,023	$124,766	$652,494	$18,361	$2,047,731

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(5.)	LOANS (Continued)

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
2014

Allowance for loan losses:
Beginning balance	$4,273	$7,743	$1,607	$436	$12,230	$447	$26,736
Charge-offs	(204)	(304)	(382)	(148)	(10,004)	(972)	(12,014)
Recoveries	201	143	76	19	4,321	366	5,126
Provision	1,351	540	319	128	4,836	615	7,789

Ending balance	$5,621	$8,122	$1,620	$435	$11,383	$456	$27,637

Evaluated for impairment:
Individually	$1,556	$911	$-	$-	$-	$-	$2,467

Collectively	$4,065	$7,211	$1,620	$435	$11,383	$456	$25,170

Loans:
Ending balance	$267,377	$476,407	$352,782	$127,233	$636,357	$20,915	$1,881,071

Evaluated for impairment:
Individually	$4,288	$3,020	$-	$-	$-	$-	$7,308

Collectively	$263,089	$473,387	$352,782	$127,233	$636,357	$20,915	$1,873,763

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

Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, potentially resulting in higher potential losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral securing the loan. Economic events or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(6.)	PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment at December 31 are summarized as follows (in thousands):

	2016	2015
Land and land improvements	$6,003	$5,917
Buildings and leasehold improvements	52,005	46,402
Furniture, fixtures, equipment and vehicles	32,972	31,868

Premises and equipment	90,980	84,187
Accumulated depreciation and amortization	(48,582)	(44,742)

Premises and equipment, net	$42,398	$39,445

Depreciation and amortization expense relating to premises and equipment, included in occupancy and equipment expense in the consolidated statements of income, amounted to $4.6 million, $4.4 million and $4.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The results of the Company’s 2016 annual impairment test indicated no impairment, consequently no goodwill impairment charge was recorded in 2016.

Based on its 2015 qualitative assessment, the Company concluded it was more likely than not that the fair value of its SDN reporting unit was less than its carrying value. Accordingly, the Company performed a Step 1 review for possible goodwill impairment.

Under Step 1 of the goodwill impairment review, the fair value of the SDN reporting unit was calculated using income and market-based approaches. Under Step 1, it was determined that the carrying value of our SDN reporting unit exceeded its fair value. For Step 2, the implied fair value of the SDN reporting unit’s goodwill was compared with the carrying amount of the goodwill for the SDN reporting unit. Based on this assessment, the Company recorded a goodwill impairment charge related to the SDN reporting unit of $751 thousand during the quarter ended December 31, 2015.

Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

The change in the balance for goodwill during the years ended December 31 was as follows (in thousands):

	Banking	Non-Banking	Total
Balance, January 1, 2015	$48,536	$12,617	$61,153
Impairment	-	(751)	(751)

Balance, December 31, 2015	48,536	11,866	60,402
Acquisition	-	6,015	6,015

Balance, December 31, 2016	$48,536	$17,881	$66,417

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(7.)	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles. Changes in the gross carrying amount, accumulated amortization and net book value for the years ended December 31 were as follows (in thousands):

	2016	2015
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(1,464)	(1,213)

Net book value	$578	$829

Amortization during the year	$251	$296

Other intangibles:
Gross carrying amount	$10,568	$6,640
Accumulated amortization	(1,923)	(925)

Net book value	$8,645	$5,715

Amortization during the year	$998	$646

Core deposit intangible and other intangibles amortization expense was $341 thousand and $279 thousand, respectively, for the year ended December 31, 2014. Estimated amortization expense of other intangible assets for each of the next five years is as follows:

2017	$1,144
2018	1,035
2019	937
2020	840
2021	738

(8.)	DEPOSITS

A summary of deposits as of December 31 are as follows (in thousands):

	2016	2015
Noninterest-bearing demand	$677,076	$641,972
Interest-bearing demand	581,436	523,366
Savings and money market	1,034,194	928,175
Time deposits, due:
Within one year	471,494	450,885
One to two years	158,399	97,059
Two to three years	23,548	46,545
Three to five years	49,075	42,482
Thereafter	-	47

Total time deposits	702,516	637,018

Total deposits	$2,995,222	$2,730,531

Time deposits in denominations of $250,000 or more at December 31, 2016 and 2015 amounted to $99.8 million and $92.0 million, respectively.

Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	2016	2015	2014
Interest-bearing demand	$833	$754	$607
Savings and money market	1,339	1,166	913
Time deposits	6,286	5,386	4,846

Total interest expense on deposits	$8,458	$7,306	$6,366

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(9.)	BORROWINGS

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2016	2015
Short-term borrowings:
Short-term FHLB borrowings	$331,500	$293,100
Long-term borrowings:
Subordinated notes, net	39,061	38,990

Total borrowings	$370,561	$332,090

Short-term borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings that we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2016 consisted of $171.5 million in overnight borrowings and $160.0 million in short-term advances. Short-term FHLB borrowings at December 31, 2015 consisted of $116.8 million in overnight borrowings and $176.3 million in short-term advances. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. At December 31, 2016 and 2015, the Company’s borrowings had a weighted average rate of 0.76% and 0.53%, respectively.

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

Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	2016	2015
Commitments to extend credit	$ 555,713	$ 514,818
Standby letters of credit	12,689	11,746

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(10.)	COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. The Company had no forward sales commitments at December 31, 2016. Forward sales commitments totaled $1.3 million at December 31, 2015. The net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

Lease Obligations

The Company is obligated under a number of non-cancellable operating lease agreements for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. Future minimum payments by year and in the aggregate, under the non-cancellable leases with initial or remaining terms of one year or more, are as follows at December 31, 2016 (in thousands):

2017	$2,173
2018	2,201
2019	2,125
2020	1,999
2021	1,823
Thereafter	30,885

$41,206

Rent expense relating to these operating leases, included in occupancy and equipment expense in the statements of income, was $2.1 million, $2.0 million and $1.8 million in 2016, 2015 and 2014, respectively.

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

December 31, 2016, 2015 and 2014

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2016 includes, subject to limitation, $17.3 million of preferred stock.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for the Company also includes qualified subordinated debt. At December 31, 2016, the Company’s Tier 2 capital included $39.1 million of Subordinated Notes.

The Common Equity Tier 1, Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(11.)	REGULATORY MATTERS (Continued)

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of December 31, 2016 and 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules (in thousands):

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased-in		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

2016

Tier 1 leverage:
Company	$265,246	7.36%	$144,095	4.00%	$144,095	4.00%	$180,119	5.00%
Bank	284,765	7.92	143,862	4.00	143,862	4.00	179,828	5.00
CET1 capital:
Company	247,906	9.59	132,438	5.13	180,891	7.00	167,970	6.50
Bank	284,765	11.06	132,014	5.13	180,312	7.00	167,432	6.50
Tier 1 capital:
Company	265,246	10.26	171,201	6.63	219,654	8.50	206,733	8.00
Bank	284,765	11.06	170,652	6.63	218,950	8.50	206,070	8.00
Total capital:
Company	335,241	12.97	222,884	8.63	271,337	10.50	258,416	10.00
Bank	315,699	12.26	222,170	8.63	270,467	10.50	257,588	10.00

2015

Tier 1 leverage:
Company	$243,452	7.41%	$131,506	4.00%	$131,506	4.00%	$164,382	5.00%
Bank	265,487	8.09	131,188	4.00	131,188	4.00	163,985	5.00
CET1 capital:
Company	226,413	9.77	104,334	4.50	162,297	7.00	150,705	6.50
Bank	265,487	11.49	103,971	4.50	161,733	7.00	150,180	6.50
Tier 1 capital:
Company	243,452	10.50	139,112	6.00	197,076	8.50	185,483	8.00
Bank	265,487	11.49	138,628	6.00	196,389	8.50	184,837	8.00
Total capital:
Company	309,527	13.35	185,483	8.00	243,446	10.50	231,854	10.00
Bank	292,572	12.66	184,837	8.00	242,599	10.50	231,046	10.00

As of December 31, 2016, the Company and Bank were considered “well capitalized” under all regulatory capital guidelines. Such determination has been made based on the Tier 1 leverage, CET1capital, Tier 1 capital and total capital ratios.

Federal Reserve Requirements

The Bank is required to maintain a reserve balance at the FRB of New York. The reserve requirement for the Bank totaled $629 thousand as of December 31, 2016. As of December 31, 2015 and 2014, the Bank was not required to maintain a reserve balance at the FRB of New York.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock and the Series A preferred stock. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. There were 173,398 shares of preferred stock issued and outstanding as of December 31, 2016 and 2015.

Common Stock

The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	Outstanding	Treasury	Issued
2016

Shares outstanding at beginning of year	14,190,192	207,317	14,397,509
Shares issued for the Courier Capital acquisition	294,705	-	294,705
Restricted stock awards issued	8,800	(8,800)	-
Restricted stock awards forfeited	(10,183)	10,183	-
Stock options exercised	49,761	(49,761)	-
Stock awards	4,322	(4,322)	-

Shares outstanding at end of year	14,537,597	154,617	14,692,214

2015

Shares outstanding at beginning of year	14,118,048	279,461	14,397,509
Restricted stock awards issued	59,834	(59,834)	-
Restricted stock awards forfeited	(3,490)	3,490	-
Stock options exercised	18,922	(18,922)	-
Treasury stock purchases	(7,523)	7,523	-
Stock awards	4,401	(4,401)	-

Shares outstanding at end of year	14,190,192	207,317	14,397,509

Preferred Stock

Series A 3% Preferred Stock.  There were 1,492 shares of Series A 3% preferred stock issued and outstanding as of December 31, 2016 and 2015. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(12.)	SHAREHOLDERS’ EQUITY (Continued)

Series B-1 8.48% Preferred Stock.   There were 171,906 shares of Series B-1 8.48% preferred stock issued and outstanding as of December 31, 2016 and 2015. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

(13.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
2016

Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(2,146)	$(828)	$(1,318)
Reclassification adjustment for net gains included in net income (1)	(2,793)	(1,078)	(1,715)

Total securities available for sale and transferred securities	(4,939)	(1,906)	(3,033)
Pension and post-retirement obligations:
Net actuarial gains (losses) arising during the year	(241)	(93)	(148)
Amortization of net actuarial loss and prior service cost included in income	907	350	557

Total pension and post-retirement obligations	666	257	409

Other comprehensive loss	$(4,273)	$(1,649)	$(2,624)

2015

Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(1,529)	$(591)	$(938)
Reclassification adjustment for net gains included in net income (1)	(2,251)	(868)	(1,383)

Total securities available for sale and transferred securities	(3,780)	(1,459)	(2,321)
Pension and post-retirement obligations:
Net actuarial gains (losses) arising during the year	(887)	(342)	(545)
Amortization of net actuarial loss and prior service cost included in income	895	345	550

Total pension and post-retirement obligations	8	3	5

Other comprehensive loss	$(3,772)	$(1,456)	$(2,316)

2014

Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$14,008	$5,549	$8,459
Reclassification adjustment for net gains included in net income (1)	(2,478)	(981)	(1,497)

Total securities available for sale and transferred securities	11,530	4,568	6,962
Pension and post-retirement obligations:
Net actuarial gains (losses) arising during the year	(9,709)	(3,846)	(5,863)
Amortization of net actuarial loss and prior service cost included in income	128	51	77

Total pension and post-retirement obligations	(9,581)	(3,795)	(5,786)

Other comprehensive income	$1,949	$773	$1,176

(1)

Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(13.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(696)	$(10,631)	$(11,327)
Other comprehensive income (loss) before reclassifications	(1,318)	(148)	(1,466)
Amounts reclassified from accumulated other comprehensive income	(1,715)	557	(1,158)

Net current period other comprehensive (loss) income	(3,033)	409	(2,624)

Balance at December 31, 2016	$(3,729)	$(10,222)	$(13,951)

Balance at January 1, 2015	$1,625	$(10,636)	$(9,011)
Other comprehensive income (loss) before reclassifications	(938)	(545)	(1,483)
Amounts reclassified from accumulated other comprehensive income	(1,383)	550	(833)

Net current period other comprehensive (loss) income	(2,321)	5	(2,316)

Balance at December 31, 2015	$(696)	$(10,631)	$(11,327)

Balance at January 1, 2014	$(5,337)	$(4,850)	$(10,187)
Other comprehensive income (loss) before reclassifications	8,459	(5,863)	2,596
Amounts reclassified from accumulated other comprehensive income	(1,497)	77	(1,420)

Net current period other comprehensive (loss) income	6,962	(5,786)	1,176

Balance at December 31, 2014	$1,625	$(10,636)	$(9,011)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31 (in thousands):

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	2016	2015
Realized gain on sale of investment securities	$2,695	$1,988	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	98	263	Interest income

	2,793	2,251	Total before tax
	(1,078)	(868)	Income tax expense

	1,715	1,383	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	48	48	Salaries and employee benefits
Net actuarial losses (1)	(955)	(943)	Salaries and employee benefits

	(907)	(895)	Total before tax
	350	345	Income tax benefit

	(557)	(550)	Net of tax

Total reclassified for the period	$1,158	$833

(1)	These items are included in the computation of net periodic pension expense. See Note 17 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(14.)	SHARE-BASED COMPENSATION

The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Management Development and Compensation Committee (the “Compensation Committee”) of the Board. In May 2015, the Company’s shareholders approved the 2015 Long-Term Incentive Plan (the “2015 Plan”) to replace the 2009 Management Stock Incentive Plan and the 2009 Directors’ Stock Incentive Plan (collectively, the “2009 Plans”). A total of 438,076 shares transferred from the 2009 Plans were available for grant pursuant to the 2015 Plan as of May 6, 2015, the date of approval of the 2015 Plan. In addition, any shares subject to outstanding awards under the 2009 Plans that are canceled, expired, forfeited or otherwise not issued or are settled in cash on or after May 6, 2015, will become available for future award grants under the 2015 Plan. As of December 31, 2016, there were approximately 365,000 shares available for grant under the 2015 Plan.

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

The Company awarded grants of 24,084 shares of restricted stock units to certain members of management during the year ended December 31, 2016. Thirty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2016. The remaining seventy percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrifts Index over a three-year performance period ended December 31, 2018. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest on February 24, 2019 assuming the recipient’s continuous service to the Company.

The grant-date fair value of the TSR portion of the award granted during the year ended December 31, 2016 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.85 years, (ii) risk free interest rate of 0.88%, (iii) expected dividend yield of 2.99% and (iv) expected stock price volatility over the expected term of the TSR award of 24.3%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of the Company’s common stock on the date of grant.

The Company granted 25,500 additional shares of restricted stock units to management during the year ended December 31, 2016. These shares will vest after completion of a three-year service requirement. The average market price of the restricted stock awards on the date of grant was $24.68.

During the year ended December 31, 2016, the Company granted a total of 8,800 restricted shares of common stock to non-employee directors, of which 4,400 shares vested immediately and 4,400 shares will vest after completion of a one-year service requirement. The market price of the restricted stock on the date of grant was $28.38. In addition, the Company issued a total of 4,322 shares of common stock in-lieu of cash for the annual retainer of three non-employee directors during the year ended December 31, 2016. The weighted average market price of the stock on the date of grant was $29.47.

The restricted stock awards granted to the directors and the restricted stock units granted to management in 2016 do not have rights to dividends or dividend equivalents.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(14.)	SHARE-BASED COMPENSATION (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2016, 2015 or 2014. There was no unrecognized compensation expense related to unvested stock options as of December 31, 2016. The following is a summary of stock option activity for the year ended December 31, 2016 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	102,249	$19.21
Granted	-	-
Exercised	(49,761)	19.39
Forfeited	-	-
Expired	(3,389)	19.72

Outstanding and exercisable at end of period	49,099	$19.00	0.9 years	$746

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the years ended December 31, 2016, 2015 and 2014 was $450 thousand, $106 thousand, and $161 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the years ended December 31, 2016, 2015 and 2014 was $964 thousand, $359 thousand, and $667 thousand, respectively. The tax benefits realized in connection with these stock option exercises were not significant.

The following is a summary of restricted stock award and restricted stock units activity for the year ended December 31, 2016:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	82,908	$17.23
Granted	58,384	25.11
Vested	(10,770)	25.11
Forfeited	(15,957)	21.59

Outstanding at end of period	114,565	$19.90

As of December 31, 2016, there was $1.2 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.0 years.

The Company amortizes the expense related to restricted stock awards and restricted stock units over the vesting period. Share-based compensation expense is recorded as a component of salaries and employee benefits in the consolidated statements of income for awards granted to management and as a component of other noninterest expense for awards granted to directors. The share-based compensation expense for the years ended December 31 was as follows (in thousands):

	2016	2015	2014
Salaries and employee benefits	$601	$431	$270
Other noninterest expense	244	243	201

Total share-based compensation expense	$845	$674	$471

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(15.)	INCOME TAXES

The income tax expense for the years ended December 31 consisted of the following (in thousands):

	2016	2015	2014
Current tax expense (benefit):
Federal	$13,846	$8,720	$7,546
State	82	21	(75)

Total current tax expense	13,928	8,741	7,471

Deferred tax (benefit) expense:
Federal	(2,175)	1,440	2,538
State	457	358	(384)

Total deferred tax (benefit) expense	(1,718)	1,798	2,154

Total income tax expense	$12,210	$10,539	$9,625

Income tax expense differed from the statutory federal income tax rate for the years ended December 31 as follows:

	2016	2015	2014
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax exempt interest income	(5.6)	(6.1)	(5.1)
Tax credits and adjustments	0.3	(0.7)	(3.5)
Non-taxable earnings on company owned life insurance	(2.2)	(1.8)	(1.6)
State taxes, net of federal tax benefit	0.8	0.7	(0.8)
Nondeductible expenses	0.2	0.3	0.5
Goodwill and contingent consideration adjustments	(0.9)	(0.3)	-
Other, net	0.1	-	0.2

Effective tax rate	27.7%	27.1%	24.7%

Total income tax expense (benefit) was as follows for the years ended December 31 (in thousands):

	2016	2015	2014
Income tax expense	$12,210	$10,539	$9,625
Shareholder’s equity	(1,649)	(1,456)	925

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

December 31, 2016, 2015 and 2014

(15.)	INCOME TAXES (Continued)

The Company’s net deferred tax asset is included in other assets in the consolidated statements of condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	2016	2015
Deferred tax assets:
Allowance for loan losses	$11,938	$10,452
Deferred compensation	1,357	972
Investment in limited partnerships	943	954
SERP agreements	682	767
Interest on nonaccrual loans	453	615
Benefit of tax credit carryforwards	-	502
Share-based compensation	604	538
Net unrealized loss on securities available for sale	2,326	420
Other than temporary impairment of investment securities	-	-
Other	120	328

Gross deferred tax assets	18,423	15,548
Deferred tax liabilities:
Prepaid pension costs	4,727	5,065
Intangible assets	4,059	2,667
Depreciation and amortization	1,085	1,004
Net unrealized gain on securities available for sale	-	-
Loan servicing assets	415	479
Other	234	-

Gross deferred tax liabilities	10,520	9,215

Net deferred tax asset	$7,903	$6,333

In March 2014, the New York legislature approved changes in the state tax law that was phased-in over two years, beginning in 2015. The primary changes that impacted the Company included the repeal of the Article 32 franchise tax on banking corporations (“Article 32A”) for 2015, expanded nexus standards for 2015 and a reduction in the corporate tax rate for 2016. The repeal of Article 32A and the expanded nexus standards lowered our taxable income apportioned to New York in 2016 and 2015 compared to 2014. In addition, the New York state income tax rate was reduced from 7.1% to 6.5% in 2016.

Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. As such, no valuation allowance has been recorded as of December 31, 2016 or 2015.

The Company and its subsidiaries are primarily subject to federal and New York income taxes. The federal income tax years currently open for audits are 2014 through 2016. The New York income tax years currently open for audits are 2013 through 2016.

At December 31, 2016, the Company had no federal or New York net operating loss or tax credits carryforwards.

The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2016, 2015 and 2014. There were no material interest or penalties recorded in the income statement in income tax expense for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015, there were no amounts accrued for interest or penalties related to uncertain tax positions.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(16.)	EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities.

	2016	2015	2014
Net income available to common shareholders	$30,469	$26,875	$27,893

Weighted average common shares outstanding:
Total shares issued	14,689	14,398	14,261
Unvested restricted stock awards	(75)	(93)	(64)
Treasury shares	(178)	(224)	(304)

Total basic weighted average common shares outstanding	14,436	14,081	13,893
Incremental shares from assumed:
Exercise of stock options	20	24	26
Vesting of restricted stock awards	35	30	27

Total diluted weighted average common shares outstanding	14,491	14,135	13,946

Basic earnings per common share	$2.11	$1.91	$2.01

Diluted earnings per common share	$2.10	$1.90	$2.00

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	-	-	3
Restricted stock awards	2	1	1

Total	2	1	4

There were no participating securities outstanding for the years ended December 2016, 2015 and 2014; therefore, the two-class method of calculating basic and diluted EPS was not applicable for the years presented.

(17.)	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

Employees that meet specified eligibility conditions are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. Until December 31, 2015, the Company matched a participant’s contributions up to 4.5% of compensation, calculated at 100% of the first 3% of compensation and 50% of the next 3% of compensation deferred by the participant. The Company is also permitted to make additional discretionary matching contributions, although no such additional discretionary contributions were made in 2016, 2015 or 2014. The expense included in salaries and employee benefits in the consolidated statements of income for this plan amounted to $1.3 million in 2015 and $1.1 million in 2014. Effective January 1, 2016, the 401(k) Plan was amended to discontinue the Company’s matching contribution.

Defined Benefit Pension Plan

The Company participates in The New York State Bankers Retirement System (the “Plan”), a defined benefit pension plan covering substantially all employees. For employees hired prior to December, 31, 2006, who met participation requirements on or before January 1, 2008 (“Tier 1 Participant”), the benefits are generally based on years of service and the employee’s highest average compensation during five consecutive years of employment.

Effective January 1, 2016, the Plan was amended to open the Plan to eligible employees who were hired on and after January 1, 2007 (“Tier 2 Participant”), and provide these eligible participants with a cash balance benefit formula.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The following table provides a reconciliation of the Company’s changes in the Plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$59,232	$61,732
Service cost	2,885	2,324
Interest cost	2,402	2,328
Actuarial (gain) loss	1,210	(4,406)
Benefits paid and plan expenses	(2,727)	(2,746)

Projected benefit obligation at end of period	63,002	59,232

Change in plan assets:
Fair value of plan assets at beginning of period	72,358	75,584
Actual return on plan assets	5,621	(480)
Employer contributions	-	-
Benefits paid and plan expenses	(2,727)	(2,746)

Fair value of plan assets at end of period	75,252	72,358

Funded status at end of period	$12,250	$13,126

The accumulated benefit obligation was $58.0 million and $53.5 million at December 31, 2016 and 2015, respectively.

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company had no minimum required contribution for the 2017 fiscal year.

Estimated benefit payments under the Plan over the next ten years at December 31, 2016 are as follows (in thousands):

2017	$2,446
2018	2,492
2019	2,741
2020	3,076
2021	3,177
2022 - 2026	19,221

Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2016	2015	2014
Service cost	$2,885	$2,324	$1,918
Interest cost on projected benefit obligation	2,402	2,328	2,291
Expected return on plan assets	(4,600)	(4,820)	(4,117)
Amortization of unrecognized loss	938	926	159
Amortization of unrecognized prior service cost	20	20	20

Net periodic pension cost	$1,645	$778	$271

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2016	2015	2014
Weighted average discount rate	4.21%	3.86%	4.80%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return	6.50%	6.50%	6.50%

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2016	2015	2014
Weighted average discount rate	4.00%	4.21%	3.86%
Rate of compensation increase	3.00%	3.00%	3.00%

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

December 31, 2016, 2015 and 2014

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

All other investments not prohibited by the Plan are permitted. At December 31, 2016 and 2015, the Plan held certain investments which are no longer deemed acceptable to acquire. These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the Plan.

The target allocation range below is both historic and prospective in that it has not changed since prior to 2013. It is the asset allocation range that the investment managers have been advised to adhere to and within which they may make tactical asset allocation decisions.

				Weighted Average Expected Long-term Rate of Return

	2016	Percentage of Plan Assets
	Target	at December 31,
	Allocation	2016	2015
Asset category:
Cash equivalents	0 – 20%	6.1%	5.2%	0.18%
Equity securities	40 – 60	47.9	47.2	3.89
Fixed income securities	40 – 60	42.6	43.9	2.14
Other financial instruments	0 – 5	3.4	3.7	0.26

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

December 31, 2016, 2015 and 2014

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The Plan uses the Thomson Reuters Pricing Service to determine the fair value of equities excluding commingled pension trust funds, the pricing service of IDC Corporate USA to determine the fair value of fixed income securities excluding commingled pension trust funds and JP Morgan Chase Bank, N.A. (“JPMorgan”) and Northern Trust (“NT”) to determine the fair value of commingled pension trust funds.

The following is a table of the pricing methodology and unobservable inputs used by JPMorgan and NT in pricing commingled pension trust funds (“CPTF”):

	Principal Valuation Technique(s) Used	Unobservable Inputs
CPTF - Fixed Income:
CPTF (Corporate High Yield) of JPMorgan	Market	None
CPTF (High Yield) of JPMorgan	Market Comparables Companies and Discounted Cash Flow	EBITDA multiple, discounted rate of cash flows and discounts for lack of marketability
CPTF (Long Duration Investment Grade) of JPMorgan	Market	None
CPTF (Emerging Markets Currency Debt) of JPMorgan	Market	None
CPTF (Emerging Markets - Fixed Income) of JPMorgan	Market	None
NT Collective Aggregate Bond Index Fund - Lending	NAV	None

CPTF – Other:
CPTF (Strategic Property) of JPMorgan	Market, Income, Debt Service and Sales Comparison	Credit Spreads, Discount Rate, Loan to Value Ratio, Terminal Capitalization Rate and Value per Square Foot

When valuing Commingled Pension Trust Funds (Equity) JPMorgan uses a market methodology and does not rely on unobservable inputs in those valuations.

The following table sets forth a summary of the changes in the Plan’s level 3 assets for the years ended December 31, 2016 and 2015:

Level 3 assets, January 1, 2015	$-
Purchases	2,334
Unrealized gains	336

Level 3 assets, December 31, 2015	2,670
Realized Gain	52
Sales	(381)
Unrealized gains	296

Level 3 assets, December 31, 2016	$2,637

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The major categories of Plan assets measured at fair value on a recurring basis as of December 31 are presented in the following tables (in thousands).

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2016

Cash equivalents:
Foreign currencies	$99	$-	$-	$99
Short term investment funds	-	4,454	-	4,454

Total cash equivalents	99	4,454	-	4,553
Equity securities:
Common stock	13,326	-	-	13,326
Depository receipts	391	-	-	391
Commingled pension trust funds	-	22,302	-	22,302

Total equity securities	13,717	22,302	-	36,019
Fixed income securities:
Collateralized mortgage obligations	-	633	-	633
Commingled pension trust funds	-	18,151	-	18,151
Corporate bonds	-	2,862	-	2,862
FNMA	-	579	-	579
Government securities	-	9,783	-	9,783
Mortgage backed securities	-	35	-	35

Total fixed income securities	-	32,043	-	32,043
Other investments:
Commingled pension trust funds - Realty	-	-	2,637	2,637

Total Plan investments	$13,816	$58,799	$2,637	$75,252

At December 31, 2016, the portfolio was managed by two investment firms, with control of the portfolio split approximately 58% and 38% under the control of the investment managers with the remaining 4% under the direct control of the Plan. A portfolio concentration in two of the commingled pension trust funds and a short term investment fund of 14%, 6% and 6%, respectively, existed at December 31, 2016.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2015

Cash equivalents:
Foreign currencies	$35	$-	$-	$35
Short term investment funds	-	3,745	-	3,745

Total cash equivalents	35	3,745	-	3,780
Equity securities:
Common stock	13,083	-	-	13,083
Depository receipts	336	-	-	336
Commingled pension trust funds	-	10,557	-	10,557
Exchange traded funds	10,190	-	-	10,190

Total equity securities	23,609	10,557	-	34,166
Fixed income securities:
Collateralized mortgage obligations	-	608	-	608
Commingled pension trust funds	-	17,889	-	17,889
Corporate bonds	-	3,439	-	3,439
FHLMC	-	276	-	276
FNMA	-	1,966	-	1,966
GNMA II	-	384	-	384
Government issues	-	7,180	-	7,180

Total fixed income securities	-	31,742	-	31,742
Other Investments:
Commingled pension trust funds - Realty	-	-	2,670	2,670

Total Plan investments	$23,644	$46,044	$2,670	$72,358

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

Postretirement Benefit Plan

An entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active employees who had already met the then-applicable age and service requirements under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. Retirees ages 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $149 thousand and $107 thousand as of December 31, 2016 and 2015, respectively. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of income was not significant for the years ended December 31, 2016, 2015 and 2014. The plan is not funded.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The components of accumulated other comprehensive loss related to the defined benefit plan and postretirement benefit plan as of December 31 are summarized below (in thousands):

	2016	2015
Defined benefit plan:
Net actuarial loss	$(16,966)	$(17,715)
Prior service cost	(12)	(32)

	(16,978)	(17,747)

Postretirement benefit plan:
Net actuarial loss	(198)	(162)
Prior service credit	237	304

	39	142

Total	(16,939)	(17,605)
Deferred tax benefit	6,717	6,974

Amounts included in accumulated other comprehensive loss	$(10,222)	$(10,631)

Changes in plan assets and benefit obligations recognized in other comprehensive income on a pre-tax basis during the years ended December 31 are as follows (in thousands):

	2016	2015
Defined benefit plan:
Net actuarial loss	$(189)	$(894)
Amortization of net loss	938	926
Amortization of prior service cost	20	20

	769	52

Postretirement benefit plan:
Net actuarial (loss) gain	(53)	7
Amortization of net loss	17	17
Amortization of prior service credit	(67)	(68)

	(103)	(44)

Total recognized in other comprehensive income	$666	$8

For the year ending December 31, 2017, the estimated net loss and prior service credit for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost is $1.2 million and $51 thousand, respectively.

Supplemental Executive Retirement Agreements

The Company has non-qualified Supplemental Executive Retirement Agreements (“SERPs”) covering five former executives. The unfunded pension liability related to the SERPs was $2.1 million and $2.3 million at December 31, 2016 and 2015, respectively. SERP expense was $88 thousand, $408 thousand, and $295 thousand for 2016, 2015 and 2014, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

December 31, 2016, 2015 and 2014

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

December 31, 2016, 2015 and 2014

(18.)	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2016

Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$186,268	$-	$186,268
Mortgage-backed securities	-	353,467	-	353,467
Asset-backed securities	-	191	-	191

	$-	$539,926	$-	$539,926

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$1,050	$-	$1,050
Collateral dependent impaired loans	-	-	901	901
Other assets:
Loan servicing rights	-	-	1,075	1,075
Other real estate owned	-	-	107	107

	$-	$1,050	$2,083	$3,133

2015

Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$260,863	$-	$260,863
Mortgage-backed securities	-	283,314	-	283,314
Asset-backed securities	-	218	-	218

	$-	$544,395	$-	$544,395

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$1,430	$-	$1,430
Collateral dependent impaired loans	-	-	1,485	1,485
Other assets:
Loan servicing rights	-	-	1,241	1,241
Other real estate owned	-	-	163	163

	$-	$1,430	$2,889	$4,319

There were no transfers between Levels 1 and 2 during the years ended December 31, 2016 and 2015. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the years ended December 31, 2016 and 2015.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(18.)	FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$901	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 50% discount

Loan servicing rights	$1,075	Discounted cash flow	Discount rate Constant prepayment rate	5.3% (3) 10.2% (3)

Other real estate owned	$107	Appraisal of collateral (1)	Appraisal adjustments (2)	38% - 72% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the years ended December 31, 2016 and 2015.

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

December 31, 2016, 2015 and 2014

(18.)	FAIR VALUE MEASUREMENTS (Continued)

The following presents the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of December 31 (in thousands):

	Level in	2016		2015
	Fair Value Measurement Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$71,277	$71,277	$60,121	$60,121
Securities available for sale	Level 2	539,926	539,926	544,395	544,395
Securities held to maturity	Level 2	543,338	539,991	485,717	490,064
Loans held for sale	Level 2	1,050	1,050	1,430	1,430
Loans	Level 2	2,308,326	2,285,146	2,055,192	2,046,235
Loans (1)	Level 3	901	901	1,485	1,485
Accrued interest receivable	Level 1	9,192	9,192	8,609	8,609
FHLB and FRB stock	Level 2	21,780	21,780	19,991	19,991

Financial liabilities:
Non-maturity deposits	Level 1	2,292,706	2,292,706	2,093,513	2,093,513
Time deposits	Level 2	702,516	701,097	637,018	636,159
Short-term borrowings	Level 1	331,500	331,500	293,100	293,100
Long-term borrowings	Level 2	39,061	40,701	38,990	40,313
Accrued interest payable	Level 1	5,394	5,394	4,676	4,676

(1)	Comprised of collateral dependent impaired loans.

(19.)	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements pertaining only to the Parent are presented below (in thousands).

Condensed Statements of Condition	December 31,
	2016	2015
Assets:
Cash and due from subsidiary	$16,516	$15,787
Investment in and receivables due from subsidiary	344,741	318,928
Other assets	4,020	4,451

Total assets	$365,277	$339,166

Liabilities and shareholders’ equity:
Long-term borrowings, net of issuance costs of $939 and $1,010, respectively	$39,061	$38,990
Other liabilities	6,162	6,332
Shareholders’ equity	320,054	293,844

Total liabilities and shareholders’ equity	$365,277	$339,166

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(19.)	PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Income	Years ended December 31,
	2016	2015	2014
Dividends from subsidiary and associated companies	$16,000	$16,000	$20,920
Management and service fees from subsidiary	855	599	417
Other income	1,296	1,175	74

Total income	18,151	17,774	21,411
Interest expense	2,471	1,750	-
Operating expenses	5,950	3,509	3,437

Total expense	8,421	5,259	3,437
Income before income tax benefit and equity in undistributed earnings of subsidiary	9,730	12,515	17,974
Income tax benefit	2,783	1,814	1,120

Income before equity in undistributed earnings of subsidiary	12,513	14,329	19,094
Equity in undistributed earnings of subsidiary	19,418	14,008	10,261

Net income	$31,931	$28,337	$29,355

Condensed Statements of Cash Flows	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$31,931	$28,337	$29,355
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(19,418)	(14,008)	(10,261)
Depreciation and amortization	148	97	48
Share-based compensation	845	674	471
(Increase) decrease in other assets	1,772	(1,069)	5,661
Decrease in other liabilities	(389)	(258)	(5,717)

Net cash provided by operating activities	14,889	13,773	19,557
Cash flows from investing activities:
Capital investment in Five Star Bank	-	(34,000)	-
Purchase of premises and equipment	(1,290)	-	-
Net cash paid for acquisition	(918)	-	(7,995)

Net cash used in investing activities	(2,208)	(34,000)	(7,995)
Cash flows from financing activities:
Issuance of long-term debt, net of issuance costs	-	38,940	-
Purchase of preferred and common shares	-	(202)	(196)
Proceeds from stock options exercised	964	359	667
Dividends paid	(12,946)	(12,721)	(11,984)
Other	30	79	-

Net cash (used in) provided by financing activities	(11,952)	26,455	(11,513)

Net increase in cash and cash equivalents	729	6,228	49
Cash and cash equivalents as of beginning of year	15,787	9,559	9,510

Cash and cash equivalents as of end of the year	$16,516	$15,787	$9,559

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(20.)	SEGMENT REPORTING

The Company has two reportable segments: Banking and Non-Banking. These reportable segments have been identified and organized based on the nature of the underlying products and services applicable to each segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available.

The Banking segment includes all of the Company’s retail and commercial banking operations. The Non-Banking segment includes the activities of SDN, a full service insurance agency that provides a broad range of insurance services to both personal and business clients, and Courier Capital, an investment advisor and wealth management firm that provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. The Company had operated as one reportable segment until the acquisition of SDN on August 1, 2014, at which time the new “Non-Banking” segment was created for financial reporting purposes. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate balances and transactions between segments.

The following tables present information regarding the Company’s business segments as of and for the periods indicated (in thousands).

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
December 31, 2016

Goodwill	$48,536	$17,881	$-	$66,417
Other intangible assets, net	579	8,644	-	9,223
Total assets	3,678,230	31,166	944	3,710,340

December 31, 2015

Goodwill	$48,536	$11,866	$-	$60,402
Other intangible assets, net	829	5,715	-	6,544
Total assets	3,356,987	20,315	3,722	3,381,024

	Banking	Non- Banking(1)	Holding Company and Other	Consolidated Totals
Year ended December 31, 2016

Net interest income (expense)	$105,161	$-	$(2,471)	$102,690
Provision for loan losses	(9,638)	-	-	(9,638)
Noninterest income	26,457	8,567	736	35,760
Noninterest expense	(73,056)	(7,080)	(4,535)	(84,671)

Income (loss) before income taxes	48,924	1,487	(6,270)	44,141
Income tax (expense) benefit	(14,409)	(584)	2,783	(12,210)

Net income (loss)	$34,515	$903	$(3,487)	$31,931

Year ended December 31, 2015

Net interest income (expense)	$97,063	$-	$(1,750)	$95,313
Provision for loan losses	(7,381)	-	-	(7,381)
Noninterest income	24,734	4,969	634	30,337
Noninterest expense (2)	(71,599)	(5,426)	(2,368)	(79,393)

Income (loss) before income taxes	42,817	(457)	(3,484)	38,876
Income tax (expense) benefit	(12,230)	(121)	1,812	(10,539)

Net income (loss)	$30,587	$(578)	$(1,672)	$28,337

(1)	Reflects activity from Courier Capital since January 5, 2016, the date of acquisition.

(2)	Non-Banking segment includes SDN reporting unit goodwill impairment of $751 thousand.

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

Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2016, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Proposal 1 - Election of Directors,” “Business Experience and Qualification of Directors,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Board Meetings and Committees” in the 2017 Proxy Statement and is incorporated herein by reference.

Information concerning the Company’s Code of Business Conduct and Ethics is set forth under the caption “Code of Ethics” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2017 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Management Development and Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Management Development and Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in the 2017 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2016, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	49,099	$19.00	365,232
Equity compensation plans not approved by shareholders	-	$-	-

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, the information set forth in the 2017 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Board Independence” is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in the 2017 Proxy Statement under the heading “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K.

(b)	EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 of the Form 8-K, dated December 30, 2016
4.1	Subordinated Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated April 15, 2015
4.2	First Supplemental Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.3	Form of Global Note to represent the 6.00% Fixed-to-Floating Rate Subordinated Notes due April 15, 2030	Incorporated by reference to Exhibit A of Exhibit 4.2 of the Form 8-K, dated April 15, 2015
10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement
10.2	Amendment Number One to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1of the Form 8-K, dated July 28, 2006
10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006
10.4	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement
10.5	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
10.6	2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009
10.7	2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009
10.8	Form of Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan (LTIP Award)	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 1, 2010
10.9	Form of “Service Based” Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.12 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

Exhibit Number	Description	Location

10.10	Form of 2013 Performance Program Master Agreement	Incorporated by reference to Exhibit 10.16 of the Form 10-K for the year ended December 31, 2012, dated March 18, 2013
10.11	Form of 2013 Performance Program Award Certificate	Incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended December 31, 2012, dated March 18, 2013
10.12	Amended and Restated Executive Agreement between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 23, 2013
10.13	Executive Agreement between Financial Institutions, Inc. and Kevin B. Klotzbach	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated May 23, 2013
10.14	Executive Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated May 23, 2013
10.15	Executive Agreement between Financial Institutions, Inc. and Ronald Mitchell McLaughlin	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated July 5, 2012
10.16	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 26, 2008
10.17	Amendment to Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 3, 2010
10.18	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012
10.19	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2014, dated August 5, 2014
10.20	Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.21	Form of Director Annual Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.22	Form of Director “In Lieu of Cash Fees” Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.23	Form of Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.4 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.24	Form of Performance Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.5 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.25	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.26	Form of Performance Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.27	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 30, 2016

Exhibit Number	Description	Location

21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith
23	Consent of Independent Registered Public Accounting Firm	Filed Herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith
32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

All material agreements consist of management contracts, compensatory plans or arrangements.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

March 7, 2017	By:	/s/ Martin K. Birmingham
Martin K. Birmingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Martin K. Birmingham	Director, President and Chief Executive Officer	March 7, 2017
Martin K. Birmingham	(Principal Executive Officer)

/s/ Kevin B. Klotzbach	Executive Vice President and Chief Financial Officer	March 7, 2017
Kevin B. Klotzbach	(Principal Financial Officer)

/s/ Michael D. Grover	Senior Vice President and Chief Accounting Officer	March 7, 2017
Michael D. Grover	(Principal Accounting Officer)

/s/ Karl V. Anderson, Jr.	Director	March 7, 2017
Karl V. Anderson, Jr.

/s/ John E. Benjamin	Director	March 7, 2017
John E. Benjamin

/s/ Andrew W. Dorn, Jr.	Director	March 7, 2017
Andrew W. Dorn, Jr.

/s/ Robert M. Glaser	Director	March 7, 2017
Robert M. Glaser

/s/ Samuel M. Gullo	Director	March 7, 2017
Samuel M. Gullo

/s/ Susan R. Holliday	Director	March 7, 2017
Susan R. Holliday

/s/ Erland E. Kailbourne	Director	March 7, 2017
Erland E. Kailbourne

/s/ Robert N. Latella	Director, Chairman	March 7, 2017
Robert N. Latella

/s/ Kim E. VanGelder	Director	March 7, 2017
Kim E. VanGelder

/s/ James H. Wyckoff	Director	March 7, 2017
James H. Wyckoff