Form 10-Q
period 2017-03-31
FINANCIAL INSTITUTIONS INC
filed 2017-05-05
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller company)	Smaller reporting company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 14,540,815 shares of Common Stock, $0.01 par value, outstanding as of April 28, 2017.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$149,699	$71,277
Securities available for sale, at fair value	540,406	539,926
Securities held to maturity, at amortized cost (fair value of $544,438 and $539,991, respectively)	545,381	543,338
Loans held for sale	2,097	1,050
Loans (net of allowance for loan losses of $31,081 and $30,934, respectively)	2,371,546	2,309,227
Company owned life insurance	63,907	63,455
Premises and equipment, net	46,525	42,398
Goodwill and other intangible assets, net	75,343	75,640
Other assets	64,961	64,029

Total assets	$3,859,865	$3,710,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$666,332	$677,076
Interest-bearing demand	698,962	581,436
Savings and money market	1,069,901	1,034,194
Time deposits	734,464	702,516

Total deposits	3,169,659	2,995,222
Short-term borrowings	303,300	331,500
Long-term borrowings, net of issuance costs of $922 and $939, respectively	39,078	39,061
Other liabilities	22,140	24,503

Total liabilities	3,534,177	3,390,286

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,492 shares issued	149	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,906 shares issued	17,191	17,191

Total preferred equity	17,340	17,340
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,692,214 shares issued	147	147
Additional paid-in capital	81,901	81,755
Retained earnings	242,501	237,687
Accumulated other comprehensive loss	(13,186)	(13,951)
Treasury stock, at cost – 156,199 and 154,617 shares, respectively	(3,015)	(2,924)

Total shareholders’ equity	325,688	320,054

Total liabilities and shareholders’ equity	$3,859,865	$3,710,340

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	2017	2016
Interest income:
Interest and fees on loans	$24,616	$22,057
Interest and dividends on investment securities	5,897	5,578
Other interest income	25	—

Total interest income	30,538	27,635

Interest expense:
Deposits	2,231	1,959
Short-term borrowings	694	339
Long-term borrowings	618	618

Total interest expense	3,543	2,916

Net interest income	26,995	24,719
Provision for loan losses	2,781	2,368

Net interest income after provision for loan losses	24,214	22,351

Noninterest income:
Service charges on deposits	1,745	1,724
Insurance income	1,431	1,672
ATM and debit card	1,329	1,325
Investment advisory	1,431	1,243
Company owned life insurance	445	1,368
Investments in limited partnerships	(30)	56
Loan servicing	120	116
Net gain on sale of loans held for sale	48	78
Net gain on investment securities	206	613
Net (loss) gain on other assets	(2)	4
Other	1,113	1,018

Total noninterest income	7,836	9,217

Noninterest expense:
Salaries and employee benefits	11,369	11,614
Occupancy and equipment	3,964	3,625
Professional services	1,199	1,447
Computer and data processing	1,171	1,087
Supplies and postage	537	594
FDIC assessments	457	436
Advertising and promotions	278	427
Amortization of intangibles	297	322
Other	1,670	1,666

Total noninterest expense	20,942	21,218

Income before income taxes	11,108	10,350
Income tax expense	3,165	2,732

Net income	$7,943	$7,618

Preferred stock dividends	365	365

Net income available to common shareholders	$7,578	$7,253

Earnings per common share (Note 3):
Basic	$0.52	$0.50
Diluted	$0.52	$0.50
Cash dividends declared per common share	$0.21	$0.20

Weighted average common shares outstanding:
Basic	14,479	14,395
Diluted	14,528	14,465

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2017	2016
Net income	$7,943	$7,618
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale	594	7,083
Pension and post-retirement obligations	171	139

Total other comprehensive income, net of tax	765	7,222

Comprehensive income	$8,708	$14,840

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2017 and 2016

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2016	$17,340	$144	$72,690	$218,920	$(11,327)	$(3,923)	$293,844
Comprehensive income:
Net income	—	—	—	7,618	—	—	7,618
Other comprehensive income, net of tax	—	—	—	—	7,222	—	7,222
Common stock issued	—	3	8,097	—	—	—	8,100
Share-based compensation plans:
Share-based compensation	—	—	129	—	—	—	129
Stock options exercised	—	—	2	—	—	286	288
Restricted stock awards forfeited	—	—	92	—	—	(92)	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.20 per share	—	—	—	(2,883)	—	—	(2,883)

Balance at March 31, 2016	$17,340	$147	$81,010	$223,290	$(4,105)	$(3,729)	$313,953

Balance at December 31, 2016	$17,340	$147	$81,755	$237,687	$(13,951)	$(2,924)	$320,054
Cumulative-effect adjustment	—	—	(279)	279	—	—	—

Balance at January 1, 2017	$17,340	$147	$81,476	$237,966	$(13,951)	$(2,924)	$320,054
Comprehensive income:
Net income	—	—	—	7,943	—	—	7,943
Other comprehensive income, net of tax	—	—	—	—	765	—	765
Purchases of common stock for treasury	—	—	—	—	—	(148)	(148)
Share-based compensation plans:
Share-based compensation	—	—	239	—	—	—	239
Stock options exercised	—	—	4	—	—	239	243
Restricted stock awards forfeited	—	—	182	—	—	(182)	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.21 per share	—	—	—	(3,043)	—	—	(3,043)

Balance at March 31, 2017	$17,340	$147	$81,901	$242,501	$(13,186)	$(3,015)	$325,688

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$7,943	$7,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,477	1,487
Net amortization of premiums on securities	824	714
Provision for loan losses	2,781	2,368
Share-based compensation	239	129
Deferred income tax expense	679	131
Proceeds from sale of loans held for sale	1,663	4,144
Originations of loans held for sale	(2,662)	(3,245)
Income on company owned life insurance	(445)	(1,368)
Net gain on sale of loans held for sale	(48)	(78)
Net gain on investment securities	(206)	(613)
Net loss (gain) on other assets	2	(4)
(Increase) decrease in other assets	(2,013)	5,804
Decrease in other liabilities	(2,937)	(127)

Net cash provided by operating activities	7,297	16,960

Cash flows from investing activities:
Purchases of available for sale securities	(22,544)	(119,597)
Purchases of held to maturity securities	(16,276)	(3,612)
Proceeds from principal payments, maturities and calls on available for sale securities	10,566	48,280
Proceeds from principal payments, maturities and calls on held to maturity securities	14,470	12,381
Proceeds from sales of securities available for sale	12,350	17,627
Net loan originations	(65,100)	(33,297)
Proceeds from company owned life insurance, net of purchases	(7)	2,451
Proceeds from sales of other assets	27	109
Purchases of premises and equipment	(5,290)	(2,460)
Cash consideration paid for acquisition, net of cash acquired	—	(868)

Net cash used in investing activities	(71,804)	(78,986)

Cash flows from financing activities:
Net increase in deposits	174,437	229,646
Net decrease in short-term borrowings	(28,200)	(113,900)
Purchases of common stock for treasury	(148)	—
Proceeds from stock options exercised	243	288
Cash dividends paid to common and preferred shareholders	(3,403)	(3,185)

Net cash provided by financing activities	142,929	112,849

Net increase in cash and cash equivalents	78,422	50,823
Cash and cash equivalents, beginning of period	71,277	60,121

Cash and cash equivalents, end of period	$149,699	$110,944

Supplemental information:
Cash paid for interest	$2,597	$2,096
Cash paid for income taxes	4,500	500
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	—	140
Accrued and declared unpaid dividends	3,408	3,248
Increase (decrease) in net unsettled security purchases	740	(170)
Common stock issued for acquisition	—	8,100
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	—	4,848
Fair value of liabilities assumed	—	1,845

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Company provides diversified financial services through its subsidiaries, Five Star Bank, Scott Danahy Naylon, LLC (“SDN”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank also has indirect lending network relationships with franchised automobile dealers in the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients across 45 states. Acquired on January 5, 2016, Courier Capital provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans across nine states.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The effective date was recently deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. The Company is assessing the impact of ASU 2014-09 on its financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it could previously for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The adoption of ASU 2016-09 did not have a significant impact on the Company’s financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, this ASU is not expected to have a significant impact on the Company’s financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is assessing the impact of ASU 2017-04 on its financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this ASU require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The ASU also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset). The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods; early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this ASU are to be applied retrospectively. The company is assessing the impact of ASU 2017-07 on its financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is assessing the impact of ASU 2017-08 on its financial statements.

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

	Three months ended
	March 31,
	2017	2016
Net income available to common shareholders	$7,578	$7,253

Weighted average common shares outstanding:
Total shares issued	14,692	14,679
Unvested restricted stock awards	(56)	(79)
Treasury shares	(157)	(205)

Total basic weighted average common shares outstanding	14,479	14,395

Incremental shares from assumed:
Exercise of stock options	15	27
Vesting of restricted stock awards	34	43

Total diluted weighted average common shares outstanding	14,528	14,465

Basic earnings per common share	$0.52	$0.50

Diluted earnings per common share	$0.52	$0.50

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	—	—
Restricted stock awards	5	—

Total	5	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$190,793	$595	$1,173	$190,215
Mortgage-backed securities:
Federal National Mortgage Association	303,388	842	4,008	300,222
Federal Home Loan Mortgage Corporation	34,362	106	808	33,660
Government National Mortgage Association	14,598	313	18	14,893
Collateralized mortgage obligations:
Federal National Mortgage Association	308	—	2	306
Federal Home Loan Mortgage Corporation	59	—	1	58
Privately issued	—	819	—	819

Total mortgage-backed securities	352,715	2,080	4,837	349,958
Asset-backed securities	—	233	—	233

Total available for sale securities	$543,508	$2,908	$6,010	$540,406

Securities held to maturity:
State and political subdivisions	307,894	3,723	892	310,725
Mortgage-backed securities:
Federal National Mortgage Association	10,290	—	121	10,169
Federal Home Loan Mortgage Corporation	3,270	—	154	3,116
Government National Mortgage Association	27,151	—	256	26,895
Collateralized mortgage obligations:
Federal National Mortgage Association	85,474	21	1,433	84,062
Federal Home Loan Mortgage Corporation	98,029	75	1,791	96,313
Government National Mortgage Association	13,273	34	149	13,158

Total mortgage-backed securities	237,487	130	3,904	233,713

Total held to maturity securities	$545,381	$3,853	$4,796	$544,438

December 31, 2016
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$187,325	$512	$1,569	$186,268
Mortgage-backed securities:
Federal National Mortgage Association	288,949	897	4,413	285,433
Federal Home Loan Mortgage Corporation	30,182	114	807	29,489
Government National Mortgage Association	15,473	316	15	15,774
Collateralized mortgage obligations:
Federal National Mortgage Association	16,921	74	125	16,870
Federal Home Loan Mortgage Corporation	5,142	—	65	5,077
Privately issued	—	824	—	824

Total mortgage-backed securities	356,667	2,225	5,425	353,467
Asset-backed securities	—	191	—	191

Total available for sale securities	$543,992	$2,928	$6,994	$539,926

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016 (continued)
Securities held to maturity:
State and political subdivisions	305,248	2,127	1,616	305,759
Mortgage-backed securities:
Federal National Mortgage Association	10,362	1	124	10,239
Federal Home Loan Mortgage Corporation	3,290	—	150	3,140
Government National Mortgage Association	24,575	18	182	24,411
Collateralized mortgage obligations:
Federal National Mortgage Association	83,929	21	1,573	82,377
Federal Home Loan Mortgage Corporation	101,025	80	1,827	99,278
Government National Mortgage Association	14,909	40	162	14,787

Total mortgage-backed securities	238,090	160	4,018	234,232

Total held to maturity securities	$543,338	$2,287	$5,634	$539,991

Investment securities with a total fair value of $937.3 million at March 31, 2017 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Proceeds from sales	$12,350	$17,627
Gross realized gains	206	613
Gross realized losses	—	—

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2017 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$27	$27
Due from one to five years	145,749	145,749
Due after five years through ten years	302,203	300,102
Due after ten years	95,529	94,528

	$543,508	$540,406

Debt securities held to maturity:
Due in one year or less	$51,256	$51,326
Due from one to five years	176,638	179,806
Due after five years through ten years	91,549	91,059
Due after ten years	225,938	222,247

	$545,381	$544,438

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2017
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$96,026	$1,171	$1,412	$2	$97,438	$1,173
Mortgage-backed securities:
Federal National Mortgage Association	220,754	4,008	—	—	220,754	4,008
Federal Home Loan Mortgage Corporation	28,799	808	—	—	28,799	808
Government National Mortgage Association	—	—	1,053	18	1,053	18
Collateralized mortgage obligations:
Federal National Mortgage Association	252	1	55	1	307	2
Federal Home Loan Mortgage Corporation	59	1	—	—	59	1

Total mortgage-backed securities	249,864	4,818	1,108	19	250,972	4,837

Total available for sale securities	345,890	5,989	2,520	21	348,410	6,010

Securities held to maturity:
State and political subdivisions	47,118	892	—	—	47,118	892
Mortgage-backed securities:
Federal National Mortgage Association	10,169	121	—	—	10,169	121
Federal Home Loan Mortgage Corporation	3,116	154	—	—	3,116	154
Government National Mortgage Association	24,982	256	—	—	24,982	256
Collateralized mortgage obligations:
Federal National Mortgage Association	67,013	1,420	2,700	13	69,713	1,433
Federal Home Loan Mortgage Corporation	87,601	1,789	672	2	88,273	1,791
Government National Mortgage Association	8,042	148	305	1	8,347	149

Total mortgage-backed securities	200,923	3,888	3,677	16	204,600	3,904

Total held to maturity securities	248,041	4,780	3,677	16	251,718	4,796

Total temporarily impaired securities	$593,931	$10,769	$6,197	$37	$600,128	$10,806

December 31, 2016
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$113,261	$1,566	$1,458	$3	$114,719	$1,569
Mortgage-backed securities:
Federal National Mortgage Association	211,491	4,413	—	—	211,491	4,413
Federal Home Loan Mortgage Corporation	24,360	807	—	—	24,360	807
Government National Mortgage Association	1,111	15	—	—	1,111	15
Collateralized mortgage obligations:
Federal National Mortgage Association	8,119	125	—	—	8,119	125
Federal Home Loan Mortgage Corporation	5,077	65	—	—	5,077	65

Total mortgage-backed securities	250,158	5,425	—	—	250,158	5,425

Total available for sale securities	363,419	6,991	1,458	3	364,877	6,994

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016 (continued)
Securities held to maturity:
State and political subdivisions	82,644	1,616	—	—	82,644	1,616
Mortgage-backed securities:
Federal National Mortgage Association	9,253	124	—	—	9,253	124
Federal Home Loan Mortgage Corporation	3,141	150	—	—	3,141	150
Government National Mortgage Association	10,736	182	—	—	10,736	182
Collateralized mortgage obligations:
Federal National Mortgage Association	72,734	1,560	3,107	13	75,841	1,573
Federal Home Loan Mortgage Corporation	92,256	1,825	430	2	92,686	1,827
Government National Mortgage Association	8,675	161	531	1	9,206	162

Total mortgage-backed securities	196,795	4,002	4,068	16	200,863	4,018

Total held to maturity securities	279,439	5,618	4,068	16	283,507	5,634

Total temporarily impaired securities	$642,858	$12,609	$5,526	$19	$648,384	$12,628

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2017 was 360 compared to 463 at December 31, 2016. At March 31, 2017, the Company had positions in 15 investment securities with a fair value of $6.2 million and a total unrealized loss of $37 thousand that have been in a continuous unrealized loss position for more than 12 months. At March 31, 2017, there were a total of 345 securities positions in the Company’s investment portfolio with a fair value of $593.9 million and a total unrealized loss of $10.8 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2016, the Company had positions in 9 investment securities with a fair value of $5.5 million and a total unrealized loss of $19 thousand that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2016, there were a total of 454 securities positions in the Company’s investment portfolio with a fair value of $642.9 million and a total unrealized loss of $12.6 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the three months ended March 31, 2017 and 2016.

Based on management’s review and evaluation of the Company’s debt securities as of March 31, 2017, the debt securities with unrealized losses were not considered to be OTTI. As of March 31, 2017, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of March 31, 2017, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
March 31, 2017
Commercial business	$374,992	$526	$375,518
Commercial mortgage	676,455	(1,448)	675,007
Residential real estate loans	421,614	6,557	428,171
Residential real estate lines	118,056	2,818	120,874
Consumer indirect	758,761	27,359	786,120
Other consumer	16,762	175	16,937

Total	$2,366,640	$35,987	2,402,627

Allowance for loan losses			(31,081)

Total loans, net			$2,371,546

December 31, 2016
Commercial business	$349,079	$468	$349,547
Commercial mortgage	671,552	(1,494)	670,058
Residential real estate loans	421,476	6,461	427,937
Residential real estate lines	119,745	2,810	122,555
Consumer indirect	725,754	26,667	752,421
Other consumer	17,465	178	17,643

Total	$2,305,071	$35,090	2,340,161

Allowance for loan losses			(30,934)

Total loans, net			$2,309,227

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $2.1 million and $1.1 million as of March 31, 2017 and December 31, 2016, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
March 31, 2017
Commercial business	$976	$97	$—	$1,073	$3,753	$370,166	$374,992
Commercial mortgage	99	—	—	99	1,267	675,089	676,455
Residential real estate loans	1,052	198	—	1,250	1,601	418,763	421,614
Residential real estate lines	202	63	—	265	336	117,455	118,056
Consumer indirect	1,239	303	—	1,542	1,040	756,179	758,761
Other consumer	71	12	10	93	13	16,656	16,762

Total loans, gross	$3,639	$673	$10	$4,322	$8,010	$2,354,308	$2,366,640

December 31, 2016
Commercial business	$1,337	$—	$—	$1,337	$2,151	$345,591	$349,079
Commercial mortgage	48	—	—	48	1,025	670,479	671,552
Residential real estate loans	1,073	253	—	1,326	1,236	418,914	421,476
Residential real estate lines	216	—	—	216	372	119,157	119,745
Consumer indirect	2,320	488	—	2,808	1,526	721,420	725,754
Other consumer	134	15	9	158	7	17,300	17,465

Total loans, gross	$5,128	$756	$9	$5,893	$6,317	$2,292,861	$2,305,071

There were no loans past due greater than 90 days and still accruing interest as of March 31, 2017 and December 31, 2016. There were $10 thousand and $9 thousand in consumer overdrafts which were past due greater than 90 days as of March 31, 2017 and December 31, 2016, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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
March 31, 2017
Commercial business	—	$—	$—
Commercial mortgage	—	—	—

Total	—	$—	$—

March 31, 2016
Commercial business	2	$312	$312
Commercial mortgage	1	550	550

Total	3	$862	$862

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS (Continued)

The loans identified as TDRs by the Company during the three month period ended March 31, 2016 were previously reported as impaired loans prior to restructuring. All loans restructured during the three months ended March 31, 2016 were on nonaccrual status at the end of those respective periods. The modifications related to collateral concessions. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were either classified as substandard, with an increased risk allowance allocation, or impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the three months ended March 31, 2017 or 2016. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

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

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2017
With no related allowance recorded:
Commercial business	$424	$625	$—	$686	$—
Commercial mortgage	589	589	—	620	—

	1,013	1,214	—	1,306	—
With an allowance recorded:
Commercial business	3,329	3,329	1,897	2,296	—
Commercial mortgage	678	678	126	432	—

	4,007	4,007	2,023	2,728	—

	$5,020	$5,221	$2,023	$4,034	$—

December 31, 2016
With no related allowance recorded:
Commercial business	$645	$1,044	$—	$1,032	$—
Commercial mortgage	673	882	—	725	—

	1,318	1,926	—	1,757	—
With an allowance recorded:
Commercial business	1,506	1,506	694	1,141	—
Commercial mortgage	352	352	124	486	—

	1,858	1,858	818	1,627	—

	$3,176	$3,784	$818	$3,384	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS (Continued)

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
March 31, 2017
Uncriticized	$351,108	$658,453
Special mention	10,636	11,660
Substandard	13,248	6,342
Doubtful	—	—

Total	$374,992	$676,455

December 31, 2016
Uncriticized	$326,254	$652,550
Special mention	10,377	12,690
Substandard	12,448	6,312
Doubtful	—	—

Total	$349,079	$671,552

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
March 31, 2017
Performing	$420,013	$117,720	$757,721	$16,739
Non-performing	1,601	336	1,040	23

Total	$421,614	$118,056	$758,761	$16,762

December 31, 2016
Performing	$420,240	$119,373	$724,228	$17,449
Non-performing	1,236	372	1,526	16

Total	$421,476	$119,745	$725,754	$17,465

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS (Continued)

Allowance for Loan Losses

The following tables set forth the changes in the allowance for loan losses for the three month periods ended as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
March 31, 2017
Allowance for loan losses:
Beginning balance	$7,225	$10,315	$1,478	$303	$11,311	$302	$30,934
Charge-offs	(1,122)	(10)	(14)	(43)	(2,809)	(203)	(4,201)
Recoveries	158	214	40	10	1,051	94	1,567
Provision	7,742	(6,852)	(64)	(56)	1,909	102	2,781

Ending balance	$14,003	$3,667	$1,440	$214	$11,462	$295	$31,081

Evaluated for impairment:
Individually	$1,842	$120	$—	$—	$—	$—	$1,962

Collectively	$12,161	$3,547	$1,440	$214	$11,462	$295	$29,119

Loans:
Ending balance	$374,992	$676,455	$421,614	$118,056	$758,761	$16,762	$2,366,640

Evaluated for impairment:
Individually	$3,549	$1,195	$—	$—	$—	$—	$4,744

Collectively	$371,443	$675,260	$421,614	$118,056	$758,761	$16,762	$2,361,896

March 31, 2016
Allowance for loan losses:
Beginning balance	$5,540	$9,027	$1,347	$345	$10,458	$368	$27,085
Charge-offs	(602)	(4)	(46)	(4)	(2,498)	(157)	(3,311)
Recoveries	100	5	25	4	1,170	122	1,426
Provision (credit)	398	687	58	—	1,167	58	2,368

Ending balance	$5,436	$9,715	$1,384	$345	$10,297	$391	$27,568

Evaluated for impairment:
Individually	$791	$120	$—	$—	$—	$—	$911

Collectively	$4,645	$9,595	$1,384	$345	$10,297	$391	$26,657

Loans:
Ending balance	$317,420	$591,800	$377,406	$123,894	$655,348	$17,889	$2,083,757

Evaluated for impairment:
Individually	$3,924	$1,730	$—	$—	$—	$—	$5,654

Collectively	$313,496	$590,070	$377,406	$123,894	$655,348	$17,889	$2,078,103

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

Goodwill

The carrying amount of goodwill totaled $66.4 million as of March 31, 2017 and December 31, 2016. The Company performs a goodwill impairment test on an annual basis as of September 30th or more frequently if events and circumstances warrant.

	Banking	Non-Banking	Total
Balance, December 31, 2016	$48,536	$17,881	$66,417
No activity during the period	—	—	—

Balance, March 31, 2017	$48,536	$17,881	$66,417

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Changes in the gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Other intangibles assets:
Gross carrying amount	$12,610	$12,610
Accumulated amortization	(3,684)	(3,387)

Net book value	$8,926	$9,223

Amortization expense for total other intangible assets was $297 thousand and $322 thousand for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the estimated amortization expense of other intangible assets for the remainder of 2017 and each of the next five years is as follows (in thousands):

2017 (remainder of year)	$847
2018	1,035
2019	937
2020	840
2021	738
2022	663

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.)	SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three month periods ended March 31, 2017 and 2016:

	Outstanding	Treasury	Issued
March 31, 2017
Shares outstanding at December 31, 2016	14,537,597	154,617	14,692,214
Restricted stock awards forfeited	(9,759)	9,759	—
Stock options exercised	12,500	(12,500)	—
Treasury stock purchases	(4,323)	4,323	—

Shares outstanding at March 31, 2017	14,536,015	156,199	14,692,214

March 31, 2016
Shares outstanding at December 31, 2015	14,190,192	207,317	14,397,509
Common stock issued for acquisition	294,705	—	294,705
Restricted stock awards forfeited	(4,914)	4,914	—
Stock options exercised	15,100	(15,100)	—

Shares outstanding at March 31, 2016	14,495,083	197,131	14,692,214

(8.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the three month periods ended March 31, 2017 and 2016 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2017
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$1,170	$451	$719
Reclassification adjustment for net gains included in net income (1)	(203)	(78)	(125)

Total securities available for sale and transferred securities	967	373	594
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(13)	(4)	(9)
Amortization of net actuarial loss included in income	292	112	180

Total pension and post-retirement obligations	279	108	171

Other comprehensive income	$1,246	$481	$765

March 31, 2016
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$12,196	$4,706	$7,490
Reclassification adjustment for net gains included in net income (1)	(662)	(255)	(407)

Total securities available for sale and transferred securities	11,534	4,451	7,083
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(12)	(5)	(7)
Amortization of net actuarial loss included in income	239	93	146

Total pension and post-retirement obligations	227	88	139

Other comprehensive income	$11,761	$4,539	$7,222

(1)	Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three month periods ended March 31, 2017 and 2016 was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
March 31, 2017
Balance at beginning of year	$(3,729)	$(10,222)	$(13,951)
Other comprehensive income (loss) before reclassifications	719	—	719
Amounts reclassified from accumulated other comprehensive income (loss)	(125)	171	46

Net current period other comprehensive income (loss)	594	171	765

Balance at end of period	$(3,135)	$(10,051)	$(13,186)

March 31, 2016
Balance at beginning of year	$(696)	$(10,631)	$(11,327)
Other comprehensive income (loss) before reclassifications	7,490	—	7,490
Amounts reclassified from accumulated other comprehensive income (loss)	(407)	139	(268)

Net current period other comprehensive income (loss)	7,083	139	7,222

Balance at end of period	$6,387	$(10,492)	$(4,105)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three month periods ended March 31, 2017 and 2016 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	March 31,
	2017	2016
Realized gain on sale of investment securities	$206	$613	Net gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(3)	49	Interest income

	203	662	Total before tax
	(78)	(255)	Income tax expense

	125	407	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	13	12	Salaries and employee benefits
Net actuarial losses (1)	(292)	(239)	Salaries and employee benefits

	(279)	(227)	Total before tax
	108	88	Income tax benefit

	(171)	(139)	Net of tax

Total reclassified for the period	$(46)	$268

(1)	These items are included in the computation of net periodic pension expense. See Note 10 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)	SHARE-BASED COMPENSATION PLANS

The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Management Development and Compensation Committee (the “MD&C Committee”) of the Board. The share-based compensation plans were established to allow for the grant of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the long-term growth and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the first quarter of 2017.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	25,331	$32.22
PSUs	12,531	33.07

The grant-date fair value for the RSUs granted during the three month period ended March 31, 2017 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The number of PSUs that ultimately vest is contingent on achieving specified total shareholder return (“TSR”) targets relative to the SNL Small Cap Bank & Thrift Index, a market index the MD&C Committee has selected as a peer group for this purpose. The shares will be earned based on the Company’s achievement of a relative TSR performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrift Index over a three-year performance period ended December 31, 2019. The shares earned based on the achievement of the TSR performance requirement, if any, will vest on February 22, 2020 assuming the recipient’s continuous service to the Company.

The grant-date fair value of the PSUs granted during the three month period ended March 31, 2017 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.85 years, (ii) risk free interest rate of 1.45%, (iii) expected dividend yield of 2.41% and (iv) expected stock price volatility over the expected term of the TSR award of 21.9%. The Monte Carlo simulation model is a risk analysis method that selects a random value from a range of estimates.

The Company previously granted restricted stock awards to certain members of management. There were no restricted stock awards granted during the quarter ended March 31, 2017. The following is a summary of restricted stock award and restricted stock units activity for the three month period ended March 31, 2017:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	114,565	$19.90
Granted	41,229	31.82
Vested	(16,393)	21.19
Forfeited	(10,159)	11.56

Outstanding at end of period	129,242	$24.20

At March 31, 2017, there was $2.2 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.4 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)	SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during the first three months of 2017 or 2016. There was no unrecognized compensation expense related to unvested stock options as of March 31, 2017. The following is a summary of stock option activity for the three months ended March 31, 2017 (dollars in thousands, except per share amounts):

		Weighted Average	Weighted Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	49,099	$19.00
Exercised	(12,500)	19.44
Expired	—	—

Outstanding and exercisable at end of period	36,599	$18.85	0.8	$516

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the three months ended March 31, 2017 and 2016 was $180 thousand and $126 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the three months ended March 31, 2017 and 2016 was $243 thousand and $288 thousand, respectively.

The Company amortizes the expense related to stock-based compensation awards over the vesting period. Share-based compensation expense is recorded as a component of salaries and employee benefits in the consolidated statements of income for awards granted to management and as a component of other noninterest expense for awards granted to directors. The share-based compensation expense included in the consolidated statements of income, is as follows (in thousands):

	Three months ended March 31,
	2017	2016
Salaries and employee benefits	$207	$98
Other noninterest expense	32	31

Total share-based compensation expense	$239	$129

(10.)	EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Service cost	$785	$721
Interest cost on projected benefit obligation	613	601
Expected return on plan assets	(1,194)	(1,150)
Amortization of unrecognized prior service credit	(13)	(12)
Amortization of unrecognized net actuarial loss	292	239

Net periodic benefit expense	$483	$399

The net periodic benefit expense is recorded as a component of salaries and employee benefits in the consolidated statements of income. The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of the Internal Revenue Code. The Company has no minimum required contribution for the 2017 fiscal year.

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

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Commitments to extend credit	$536,312	$555,713
Standby letters of credit	13,232	12,689

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. Commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $413 thousand at March 31, 2017. The Company had no forward sales commitments at December 31, 2016. The net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2017
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$190,215	$—	$190,215
Mortgage-backed securities	—	349,958	—	349,958
Asset-backed securities	—	233	—	233

	$—	$540,406	$—	$540,406

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,097	$—	$2,097
Collateral dependent impaired loans	—	—	1,769	1,769
Other assets:
Loan servicing rights	—	—	1,046	1,046
Other real estate owned	—	—	58	58

	$—	$2,097	$2,873	$4,970

December 31, 2016
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$186,268	$—	$186,268
Mortgage-backed securities	—	353,467	—	353,467
Asset-backed securities	—	191	—	191

	$—	$539,926	$—	$539,926

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,050	$—	$1,050
Collateral dependent impaired loans	—	—	901	901
Other assets:
Loan servicing rights	—	—	1,075	1,075
Other real estate owned	—	—	107	107

	$—	$1,050	$2,083	$3,133

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2017 and 2016. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month periods ended March 31, 2017 and 2016.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.)	FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$1,769	Appraisal of collateral(1)	Appraisal adjustments(2)	0% - 75% discount
Loan servicing rights	1,046	Discounted cash flow	Discount rate	5.4%(3)
			Constant prepayment rate	6.9%(3)
Other real estate owned	58	Appraisal of collateral(1)	Appraisal adjustments(2)	14% - 72% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended March 31, 2017.

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

	Level in	March 31, 2017		December 31, 2016
	Fair Value Measurement Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$149,699	$149,699	$71,277	$71,277
Securities available for sale	Level 2	540,406	540,406	539,926	539,926
Securities held to maturity	Level 2	545,381	544,438	543,338	539,991
Loans held for sale	Level 2	2,097	2,097	1,050	1,050
Loans	Level 2	2,369,777	2,343,479	2,308,326	2,285,146
Loans (1)	Level 3	1,769	1,769	901	901
Accrued interest receivable	Level 1	10,329	10,329	9,192	9,192
FHLB and FRB stock	Level 2	20,511	20,511	21,780	21,780

Financial liabilities:
Non-maturity deposits	Level 1	2,435,195	2,435,195	2,292,706	2,292,706
Time deposits	Level 2	734,464	732,294	702,516	701,097
Short-term borrowings	Level 1	303,300	303,300	331,500	331,500
Long-term borrowings	Level 2	39,078	41,518	39,061	40,701
Accrued interest payable	Level 1	6,340	6,340	5,394	5,394

(1)	Comprised of collateral dependent impaired loans.

(13.)	SEGMENT REPORTING

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.)	SEGMENT REPORTING (Continued)

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
March 31, 2017
Goodwill	$48,536	$17,881	$—	$66,417
Other intangible assets, net	523	8,403	—	8,926
Total assets	3,826,805	30,942	2,118	3,859,865

December 31, 2016
Goodwill	$48,536	$17,881	$—	$66,417
Other intangible assets, net	579	8,644	—	9,223
Total assets	3,678,230	31,166	944	3,710,340

	Banking	Non-Banking (1)	Holding Company and Other	Consolidated Totals
Three months ended March 31, 2017
Net interest income (expense)	$27,613	$—	$(618)	$26,995
Provision for loan losses	(2,781)	—	—	(2,781)
Noninterest income	5,578	2,405	(147)	7,836
Noninterest expense	(18,484)	(1,834)	(624)	(20,942)

Income (loss) before income taxes	11,926	571	(1,389)	11,108
Income tax (expense) benefit	(3,573)	(222)	630	(3,165)

Net income (loss)	$8,353	$349	$(759)	$7,943

Three months ended March 31, 2016
Net interest income (expense)	$25,337	$—	$(618)	$24,719
Provision for loan losses	(2,368)	—	—	(2,368)
Noninterest income	6,863	2,484	(130)	9,217
Noninterest expense	(18,345)	(1,806)	(1,067)	(21,218)

Income (loss) before income taxes	11,487	678	(1,815)	10,350
Income tax (expense) benefit	(3,101)	(264)	633	(2,732)

Net income (loss)	$8,386	$414	$(1,182)	$7,618

(1)	Includes activity from Courier Capital since January 5, 2016, the date of acquisition.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

FORWARD LOOKING INFORMATION

Statements and financial analysis contained in this Quarterly Report on Form 10-Q that are based on other than historical data are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•	statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Financial Institutions, Inc. (the “Parent”) and its subsidiaries (collectively, the “Company,” “we,” “our” or “us”); and

•	statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we refer to as the Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

•	If we experience greater credit losses than anticipated, earnings may be adversely impacted;

•	Our tax strategies and the value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios;

•	Geographic concentration may unfavorably impact our operations;

•	We depend on the accuracy and completeness of information about or from customers and counterparties;

•	Our insurance brokerage subsidiary is subject to risk related to the insurance industry;

•	Our investment advisory and wealth management operations are subject to risk related to the financial services industry;

•	We may be unable to successfully implement our growth strategies;

•	We are subject to environmental liability risk associated with our lending activities;

•	Our commercial business and mortgage loans increase our exposure to credit risks;

•	Our indirect lending involves risk elements in addition to normal credit risk;

•	We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason;

•	Any future FDIC insurance premium increases may adversely affect our earnings;

•	We are highly regulated and may be adversely affected by changes in banking laws, regulations and regulatory practices;

•	New or changing tax and accounting rules and interpretations could significantly impact our strategic initiatives, results of operations, cash flows and financial condition;

•	Legal and regulatory proceedings and related matters could adversely affect us and banking industry in general;

•	A breach in security of our or third party information systems, including the occurrence of a cyber incident or a deficiency in cyber security, may subject us to liability, result in a loss of customer business or damage our brand image;

•	We face competition in staying current with technological changes to compete and meet customer demands;

•	We rely on other companies to provide key components of our business infrastructure;

•	We use financial models for business planning purposes that may not adequately predict future results;

•	We may not be able to attract and retain skilled people;

•	Acquisitions may disrupt our business and dilute shareholder value;

•	We are subject to interest rate risk;

•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally;

•	The policies of the Federal Reserve have a significant impact on our earnings;

•	The soundness of other financial institutions could adversely affect us;

•	The value of our goodwill and other intangible assets may decline in the future;

•	A proxy contest for the election of directors at our annual meeting or proposals arising out of shareholder initiatives could cause us to incur substantial costs and could negatively affect our business;

•	We operate in a highly competitive industry and market area;

•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	Liquidity is essential to our businesses;

•	We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all;

•	We rely on dividends from our subsidiaries for most of our revenue;

•	We may not pay or may reduce the dividends on our common stock;

•	We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could dilute our current shareholders or negatively affect the value of our common stock;

•	Our certificate of incorporation, our bylaws, and certain banking laws may have an anti-takeover effect; and

•	The market price of our common stock may fluctuate significantly in response to a number of factors.

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

GENERAL

The Parent is a financial holding company headquartered in New York State, providing banking and nonbanking financial services to individuals, municipalities and businesses primarily in our Western and Central New York footprint. The Company provides diversified financial services through its subsidiaries, Five Star Bank (the “Bank”), Scott Danahy Naylon, LLC (“SDN”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, the Bank. Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients across 45 states. Courier Capital provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans across nine states.

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

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking and other financial needs of individuals, municipalities and businesses of the local communities surrounding our primary service area. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad based banking relationships. Our core customers are primarily small- to medium-sized businesses, individuals and community organizations who prefer to build banking, insurance and wealth management relationships with a community bank that combines high quality, competitively-priced products and services with personalized service. Because of our identity and origin as a locally operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Summary of 2017 First Quarter Results

Net income increased $325 thousand or 4% to $7.9 million for the first quarter of 2017 compared to $7.6 million for the first quarter of 2016. Net income available to common shareholders for the first quarter of 2017 was $7.6 million, or $0.52 per diluted share, compared with $7.3 million, or $0.50 per diluted share, for the first quarter of last year. Return on average common equity was 10.02% and return on average assets was 0.86% for the first quarter of 2017 compared to 10.00% and 0.90%, respectively, for the first quarter of 2016.

Net interest income totaled $27.0 million in the first quarter of 2017, up from $24.7 million in the first quarter of 2016. Average earning assets were up $346.9 million, led by a $274.4 million increase in average loans in the first quarter of 2017 compared to the same quarter in 2016. The growth in earning assets was partially offset by a lower net interest margin. First quarter of 2017 net interest margin was 3.23%, a decrease of four basis points from 3.27% reported in the first quarter of 2016.

The provision for loans losses was $2.8 million in the first quarter of 2017 compared to $2.4 million in the first quarter of 2016. Net charge-offs during the recent quarter were $2.6 million, up from $1.9 million in the first quarter of 2016. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.45% during the first three months of 2017 compared with 0.36% in the first quarter of 2016. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the increases in the provision for loan losses and net-charge-offs.

Noninterest income totaled $7.8 million in the first quarter of 2017, compared to $9.2 million in the first quarter of 2016. Included in these totals are net gains realized from the sale of investment securities totaling $206 thousand for the first quarter of 2017 and $613 thousand for the first quarter of 2016. Also, included in company owned life insurance for the first quarter of 2016 is $911 thousand of death benefit proceeds. Exclusive of those items, noninterest income was $7.6 million in the first quarter of 2017 and $7.7 million in the first quarter of 2016.

Noninterest expense in the first quarter of 2017 totaled $20.9 million compared with $21.2 million in the first quarter of 2016. The decrease in noninterest expense was primarily due to a decrease in professional services. Professional services in the first quarter of 2016 included approximately $360 thousand of expense associated with responding to the demands of an activist shareholder.

The regulatory Common equity Tier 1 ratio and Total risk-based capital ratio were 9.46%, and 12.75%, respectively, for the first quarter of 2017. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2017	2016
Interest income per consolidated statements of income	$30,538	$27,635
Adjustment to fully taxable equivalent basis	814	793

Interest income adjusted to a fully taxable equivalent basis	31,352	28,428
Interest expense per consolidated statements of income	3,543	2,916

Net interest income on a taxable equivalent basis	$27,809	$25,512

Analysis of Net Interest Income for the Three Month Periods ended March 31, 2017 and 2016

Net interest income on a taxable equivalent basis for the three months ended March 31, 2017, was $27.8 million, an increase of $2.3 million versus the comparable quarter last year. The increase in net interest income was due to an increase in average earning assets of $346.9 million or 11% compared to the first quarter of 2016.

The net interest margin for the first quarter of 2017 was 3.23%, four basis points lower than 3.27% for the same period in 2016. This comparable period decrease was a function of a four basis point decrease in interest rate spread. The lower interest rate spread was a result of a four basis point increase in the cost of average interest-bearing liabilities.

For the first quarter of 2017, the yield on average earning assets of 3.64% was unchanged from the first quarter of 2016. Loan yields decreased two basis points during the first quarter of 2017 to 4.19%. The yield on investment securities decreased two basis points during the first quarter of 2017 to 2.46%. Overall, the earning asset rate changes reduced interest income by $307 thousand during the first quarter of 2017, but that was more than offset by a favorable volume variance that increased interest income by $3.2 million, which collectively drove a $2.9 million increase in interest income.

Average interest-earning assets were $3.48 billion for the first quarter 2017, an increase of $346.9 million or 11% from the comparable quarter last year, with average loans up $274.4 million and average securities up $62.5 million. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $143.7 million or 16% from the first quarter of 2016. Loans represented 68.4% of average interest-earning assets during first quarter of 2017 compared to 67.2% during the first quarter of 2016. The increase in the volume of average loans resulted in a $2.8 million increase in interest income, partially offset by a $272 thousand decrease due to the unfavorable rate variance. Securities represented 31.3% of average interest-earning assets during first quarter of 2017 compared to 32.8% during the first quarter of 2016. The increase in the volume of average securities resulted in a $375 thousand increase in interest income, partially offset by a $35 thousand decrease due to the unfavorable rate variance.

The cost of average interest-bearing liabilities of 0.52% in the first quarter of 2017 was four basis points higher than the first quarter of 2016. The cost of average interest-bearing deposits increased two basis points to 0.38% and the cost of short-term borrowings increased 24 basis points to 0.86% in the first quarter of 2017 compared to the same quarter of 2016. The cost of long-term borrowings for the first quarter of 2017 decreased two basis points to 6.32% in the first quarter of 2017 compared to the same quarter of 2016. Overall, interest-bearing liability rate and volume increases resulted in $627 thousand of higher interest expense.

Average interest-bearing liabilities of $2.75 billion in the first quarter of 2017 were $295.3 million or 12% higher than the first quarter of 2016. On average, interest-bearing deposits grew $189.3 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $39.6 million. The increase in average deposits was due in part to seasonal inflows of municipal deposits, successful business development efforts in retail banking, and an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $272 thousand of higher interest expense during the first quarter of 2017. Average borrowings increased $105.9 million compared to the first quarter of 2016. Overall, short and long-term borrowing rate and volume changes resulted in $355 thousand of higher interest expense during the first quarter of 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended March 31,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$10,078	25	1.00%	$70	—	—%
Investment securities (1):
Taxable	784,018	4,384	2.24	734,084	4,105	2.24
Tax-exempt (2)	306,045	2,327	3.04	293,518	2,266	3.09

Total investment securities	1,090,063	6,711	2.46	1,027,602	6,371	2.48
Loans:
Commercial business	363,367	3,786	4.23	316,143	3,248	4.13
Commercial mortgage	678,613	7,843	4.69	582,142	6,713	4.64
Residential real estate loans	429,746	4,054	3.77	382,077	3,832	4.01
Residential real estate lines	121,594	1,192	3.98	127,317	1,208	3.82
Consumer indirect	767,887	7,243	3.83	678,133	6,531	3.87
Other consumer	16,956	498	11.91	17,926	525	11.78

Total loans	2,378,163	24,616	4.19	2,103,738	22,057	4.21

Total interest-earning assets	3,478,304	31,352	3.64	3,131,410	28,428	3.64

Less: Allowance for loan losses	(31,284)			(27,638)
Other noninterest-earning assets	307,450			301,679

Total assets	$3,754,470			$3,405,451

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$634,141	218	0.14%	$572,424	202	0.14%
Savings and money market	1,030,363	325	0.13	965,629	324	0.13
Time deposits	721,404	1,688	0.95	658,537	1,433	0.88

Total interest-bearing deposits	2,385,908	2,231	0.38	2,196,590	1,959	0.36
Short-term borrowings	327,195	694	0.86	221,326	339	0.62
Long-term borrowings	39,067	618	6.32	38,997	618	6.34

Total borrowings	366,262	1,312	1.44	260,323	957	1.47

Total interest-bearing liabilities	2,752,170	3,543	0.52	2,456,913	2,916	0.48

Noninterest-bearing demand deposits	657,190			617,590
Other noninterest-bearing liabilities	21,144			21,760
Shareholders’ equity	323,966			309,188

Total liabilities and shareholders’ equity	$3,754,470			$3,405,451

Net interest income (tax-equivalent)		27,809			25,512

Interest rate spread			3.12%			3.16%

Net earning assets	$726,134			$674,497

Net interest margin (tax-equivalent)			3.23%			3.27%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.38%			127.45%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended
	March 31, 2017 vs. 2016
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$25	$—	$25
Investment securities:
Taxable	279	—	279
Tax-exempt	96	(35)	61

Total investment securities	375	(35)	340
Loans:
Commercial business	491	47	538
Commercial mortgage	1,115	15	1,130
Residential real estate loans	459	(237)	222
Residential real estate lines	(55)	39	(16)
Consumer indirect	849	(137)	712
Other consumer	(28)	1	(27)

Total loans	2,831	(272)	2,559

Total interest income	3,231	(307)	2,924

Interest expense:
Deposits:
Interest-bearing demand	21	(5)	16
Savings and money market	21	(20)	1
Time deposits	143	112	255

Total interest-bearing deposits	185	87	272
Short-term borrowings	197	158	355
Long-term borrowings	1	(1)	—

Total borrowings	198	157	355

Total interest expense	383	244	627

Net interest income	$2,848	$(551)	$2,297

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the first quarter of 2017 was $2.8 million, compared to $2.4 million for the same period in 2016.

See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended
	March 31,
	2017	2016
Service charges on deposits	$1,745	$1,724
Insurance income	1,431	1,672
ATM and debit card	1,329	1,325
Investment advisory	1,431	1,243
Company owned life insurance	445	1,368
Investments in limited partnerships	(30)	56
Loan servicing	120	116
Net gain on sale of loans held for sale	48	78
Net gain on investment securities	206	613
Net (loss) gain on other assets	(2)	4
Other	1,113	1,018

Total noninterest income	$7,836	$9,217

Insurance income for the three months ended March 31, 2017 decreased $241 thousand compared to the same period in 2016. The decrease was primarily due to the loss of legacy SDN accounts.

Investment advisory income for the three months ended March 31, 2017 increased $188 thousand compared to the same period in 2016, reflecting higher assets under managements driven by favorable market conditions and successful business development efforts.

Company owned life insurance decreased to $445 thousand in the first quarter of 2017 compared to $1.4 million in the same period in 2016, as the first quarter of 2016 included $911 thousand of death benefit proceeds.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income (loss) from these equity method investments fluctuates based on the performance of the underlying investments.

During the first quarter of 2017, we recognized net gains on investment securities totaling $206 thousand from the sale of two agency securities and two mortgage backed securities. The $613 thousand in gains realized during the first quarter of 2016 resulted from the sale of one agency security and six mortgage backed securities. The amount and timing of our sale of investment securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended
	March 31,
	2017	2016
Salaries and employee benefits	$11,369	$11,614
Occupancy and equipment	3,964	3,625
Professional services	1,199	1,447
Computer and data processing	1,171	1,087
Supplies and postage	537	594
FDIC assessments	457	436
Advertising and promotions	278	427
Amortization of intangibles	297	322
Other	1,670	1,666

Total noninterest expense	$20,942	$21,218

Salaries and employee benefits expense decreased by $245 thousand in the first quarter of 2017 compared to the same period in 2016, primarily due to a reduction in medical expenses driven by fewer health insurance policy claims.

Occupancy and equipment expense increased $339 thousand in the first quarter of 2017 compared to the same period in 2016, primarily due to organic growth initiatives.

Professional services decreased $248 thousand when comparing the first quarter of 2017 to the same period in 2016. The first quarter of 2016 included approximately $360 thousand of professional services associated with responding to the demands of an activist shareholder.

Our efficiency ratio for the first quarter of 2017 was 59.09% compared with 62.19% for the first quarter of 2016. The lower efficiency ratio is a result of the higher net interest income and noninterest income associated with our organic growth initiatives. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the three months ended March 31, 2017, we recorded income tax expense of $3.2 million, versus $2.7 million a year ago. The effective tax rates for the first quarters of 2017 and 2016 were 28.5% and 26.4%, respectively. The increase in income tax expense and effective tax rate was primarily due to the non-taxable death benefits proceeds on company owned life insurance received in the first quarter of 2016. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate for 2017 and 2016 reflects the New York State tax savings generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$190,793	$190,215	$187,325	$186,268
Mortgage-backed securities:
Agency mortgage-backed securities	352,715	349,139	356,667	352,643
Non-Agency mortgage-backed securities	—	819	—	824
Asset-backed securities	—	233	—	191

Total available for sale securities	543,508	540,406	543,992	539,926
Securities held to maturity:
State and political subdivisions	307,894	310,725	305,248	305,759
Mortgage-backed securities	237,487	233,713	238,090	234,232

Total held to maturity securities	545,381	544,438	543,338	539,991

Total investment securities	$1,088,889	$1,084,844	$1,087,330	$1,079,917

The available for sale (“AFS”) investment securities portfolio increased $480 thousand from $539.9 million at December 31, 2016 to $540.4 million at March 31, 2017. The AFS portfolio had net unrealized losses totaling $3.1 million and $4.1 million at March 31, 2017 and December 31, 2016, respectively. The unrealized losses in the AFS portfolio were predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of March 31, 2017. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$27	0.87%	$32,726	1.67%	$153,751	2.33%	$4,289	1.59%	$190,793	2.20%
Mortgage-backed securities	—	—	113,023	1.88	148,452	2.52	91,240	2.28	352,715	2.25

	27	0.87	145,749	1.84	302,203	2.42	95,529	2.25	543,508	2.23
Held to maturity debt securities:
State and political subdivisions	51,256	1.57	176,638	2.13	80,000	1.89	—	—	307,894	1.98
Mortgage-backed securities	—	—	—	—	11,549	1.52	225,938	2.15	237,487	2.12

	51,256	1.57	176,638	2.13	91,549	1.84	225,938	2.15	545,381	2.04

Total investment securities	$51,283	1.57%	$322,387	2.00%	$393,752	2.29%	$321,467	2.18%	$1,088,889	2.13%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. There were no securities deemed to be other-than-temporarily impaired during the three month periods ended March 31, 2017 and 2016.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Commercial business	$375,518	15.6%	$349,547	14.9%
Commercial mortgage	675,007	28.1	670,058	28.6

Total commercial	1,050,525	43.7	1,019,605	43.5
Residential real estate loans	428,171	17.8	427,937	18.3
Residential real estate lines	120,874	5.1	122,555	5.2
Consumer indirect	786,120	32.7	752,421	32.2
Other consumer	16,937	0.7	17,643	0.8

Total consumer	1,352,102	56.3	1,320,556	56.5

Total loans	2,402,627	100.0%	2,340,161	100.0%

Less: Allowance for loan losses	31,081		30,934

Total loans, net	$2,371,546		$2,309,227

Total loans increased $62.5 million to $2.40 billion at March 31, 2017 from $2.34 billion at December 31, 2016. The increase in loans was attributable to our organic growth initiatives.

Commercial loans increased $30.9 million and represented 43.7% of total loans as of March 31, 2017, a result of our continued commercial business development efforts.

The consumer indirect portfolio totaled $786.1 million and represented 32.7% of total loans as of March 31, 2017. During the first quarter of 2017, we originated $97.9 million in indirect auto loans with a mix of approximately 42% new auto and 58% used auto. During the first quarter of 2016, we originated $75.9 million in indirect auto loans with a mix of approximately 41% new auto and 59% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $2.1 million and $1.1 million as of March 31, 2017 and December 31, 2016, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $170.1 million and $173.7 million as of March 31, 2017 and December 31, 2016, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended March 31,
	2017	2016
Allowance for loan losses, beginning of period	$30,934	$27,085
Charge-offs:
Commercial business	1,122	602
Commercial mortgage	10	4
Residential real estate loans	14	46
Residential real estate lines	43	4
Consumer indirect	2,809	2,498
Other consumer	203	157

Total charge-offs	4,201	3,311
Recoveries:
Commercial business	158	100
Commercial mortgage	214	5
Residential real estate loans	40	25
Residential real estate lines	10	4
Consumer indirect	1,051	1,170
Other consumer	94	122

Total recoveries	1,567	1,426

Net charge-offs	2,634	1,885
Provision for loan losses	2,781	2,368

Allowance for loan losses, end of period	$31,081	$27,568

Net loan charge-offs to average loans (annualized)	0.45%	0.36%
Allowance for loan losses to total loans	1.29%	1.30%
Allowance for loan losses to non-performing loans	388%	322%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of March 31, 2017.

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

Net charge-offs of $2.6 million in the first quarter of 2017 represented 0.45% of average loans on an annualized basis compared to $1.9 million or 0.36% in the first quarter of 2016. The allowance for loan losses was $31.1 million at March 31, 2017, compared with $30.9 million at December 31, 2016. The ratio of the allowance for loan losses to total loans was 1.29% and 1.32% at March 31, 2017 and December 31, 2016, respectively. The ratio of allowance for loan losses to non-performing loans was 388% at March 31, 2017, compared with 489% at December 31, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	March 31,	December 31,
	2017	2016
Nonaccrual loans:
Commercial business	$3,753	$2,151
Commercial mortgage	1,267	1,025
Residential real estate loans	1,601	1,236
Residential real estate lines	336	372
Consumer indirect	1,040	1,526
Other consumer	13	7

Total nonaccrual loans	8,010	6,317
Accruing loans 90 days or more delinquent	10	9

Total non-performing loans	8,020	6,326
Foreclosed assets	58	107

Total non-performing assets	$8,078	$6,433

Non-performing loans to total loans	0.33%	0.27%
Non-performing assets to total assets	0.21%	0.17%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three months ended March 31, 2017 was as follows (in thousands):

Nonaccrual loans at December 31, 2016	$6,317
Additions	7,080
Payments	(1,098)
Charge-offs	(4,094)
Returned to accruing status	(195)
Transferred to other real estate or repossessed assets	—

Nonaccrual loans at March 31, 2017	$8,010

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at March 31, 2017 were $8.1 million, an increase of $1.7 million from the $6.4 million balance at December 31, 2016. The primary component of non-performing assets is non-performing loans, which were $8.0 million or 0.33% of total loans at March 31, 2017, compared with $6.3 million or 0.27% of total loans at December 31, 2016.

Approximately $2.6 million, or 33%, of the $8.0 million in non-performing loans as of March 31, 2017 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $830 thousand and $1.4 million at March 31, 2017 and December 31, 2016, respectively. We had no TDRs that were accruing interest as of March 31, 2017 or December 31, 2016.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented three properties totaling $58 thousand at March 31, 2017 and four properties totaling $107 thousand at December 31, 2016.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $14.6 million and $15.6 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2017 and December 31, 2016, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$666,332	21.0%	$677,076	22.6%
Interest-bearing demand	698,962	22.0	581,436	19.4
Savings and money market	1,069,901	33.8	1,034,194	34.5
Time deposits < $250,000	616,283	19.5	602,715	20.2
Time deposits of $250,000 or more	118,181	3.7	99,801	3.3

Total deposits	$3,169,659	100.0%	$2,995,222	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2017, total deposits were $3.17 billion, representing an increase of $174.4 million for the year. Time deposits were approximately 23% of total deposits at March 31, 2017 and 24% at December 31, 2016.

Nonpublic deposits, the largest component of our funding sources, totaled $2.19 billion at March 31, 2017 and December 31, 2016, respectively, and represented 69% and 73% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $978.3 million and $803.6 million at March 31, 2017 and December 31, 2016, respectively, and represented 31% and 27% of total deposits as of the end of each period, respectively. The increase in public deposits during 2017 was due largely to seasonality.

We had no traditional brokered deposits at March 31, 2017 or December 31, 2016; however, we do participate in the CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $157.6 million and $150.0 million, respectively, at March 31, 2017, compared to $143.2 million and $152.9 million, respectively, at December 31, 2016.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	March 31,	December 31,
	2017	2016
Short-term borrowings - Short-term FHLB borrowings	$303,300	$331,500
Long-term borrowings - Subordinated notes, net	39,078	39,061

Total borrowings	$342,378	$370,561

Short-term Borrowings

Short-term FHLB borrowings have original maturities of less then one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at March 31, 2017 consisted of $143.4 million in overnight borrowings and $159.9 million in short-term advances. The maximum amount of Short-term FHLB borrowings outstanding at any month-end during the three months ended March 31, 2017 was $336.0 million. Short-term FHLB borrowings at December 31, 2016 consisted of $171.5 million in overnight borrowings and $160.0 million in short-term advances.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $101.7 million of immediate credit capacity with the FHLB as of March 31, 2017. We had approximately $554.1 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at March 31, 2017. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $140.0 million of credit available under unsecured federal funds purchased lines with various banks as of March 31, 2017. Additionally, we had approximately $128.1 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At March 31, 2017, no amounts have been drawn on the line of credit.

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

The objective of maintaining adequate liquidity is to assure that we meet our financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of matured borrowings, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. We achieve liquidity by maintaining a strong base of both core customer funds and maturing short-term assets; we also rely on our ability to sell or pledge securities and lines-of-credit and our overall ability to access to the financial and capital markets.

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $303.3 million outstanding at March 31, 2017. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $795.8 million from various funding sources which include the FHLB, the FRB, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2017. The line of credit has a one year term and matures in May 2017. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $149.7 million as of March 31, 2017, up $78.4 million from $71.3 million as of December 31, 2016. Net cash provided by operating activities totaled $7.3 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $71.8 million, which included outflows of $65.1 million for net loan originations and $1.4 million from net investment securities transactions. Net cash provided by financing activities of $142.9 million was attributed to a $174.4 million increase in deposits, partly offset by a $28.2 million decrease in short-term borrowings and $3.4 million in dividend payments. The higher cash and cash equivalents balance resulted from strong public deposit inflows at the end of the first quarter of 2017.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Shareholders’ equity was $325.7 million at March 31, 2017, an increase of $5.6 million from $320.1 million at December 31, 2016. Net income for the year increased shareholders’ equity by $7.9 million, which was partially offset by common and preferred stock dividends declared of $3.4 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $765 thousand during the first three months of 2017 due primarily to lower net unrealized losses on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2017, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The following table reflects the ratios and their components (dollars in thousands):

	March 31,	December 31,
	2017	2016
Common shareholders’ equity	$308,348	$302,714
Less: Goodwill and other intangible assets	69,712	68,759
Net unrealized (loss) gain on investment securities (1)	(3,135)	(3,729)
Net periodic pension & postretirement benefits plan adjustments	(10,051)	(10,222)
Other	—	—

Common equity Tier 1 (“CET1”) capital	251,822	247,906
Plus: Preferred stock	17,340	17,340
Less: Other	—	—

Tier 1 Capital	269,162	265,246
Plus: Qualifying allowance for loan losses	31,081	30,934
Subordinated Notes	39,078	39,061

Total regulatory capital	$339,321	$335,241

Adjusted average total assets (for leverage capital purposes)	$3,686,258	$3,602,377

Total risk-weighted assets	$2,661,042	$2,584,161

Regulatory Capital Ratios
Tier 1 leverage (Tier 1 capital to adjusted average assets)	7.30%	7.36%
CET1 capital (CET1 capital to total risk-weighted assets)	9.46	9.59
Tier 1 capital (Tier 1 capital to total risk-weighted assets)	10.11	10.26
Total risk-based capital (Total regulatory capital to total risk-weighted assets)	12.75	12.97

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

BCBS Capital Rules

The BCBS Capital Rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio from 4.0% to 6.0%, require a minimum total capital to risk-weighted assets ratio of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer is also established above the regulatory minimum capital requirements, effectively increasing the minimum required risk-weighted asset ratios. This capital conservation buffer is being phased-in as of January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The BCBS Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of March 31, 2017 and December 31, 2016 for the Company and the Bank under the BCBS Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the BCBS Capital Rules and the minimum required capital levels as of January 1, 2019 when the BCBS Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the BCBS Capital Rules (in thousands):

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased-in		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Tier 1 leverage:
Company	$269,162	7.30%	$147,450	4.00%	$147,450	4.00%	$184,313	5.00%
Bank	290,116	7.88	147,178	4.00	147,178	4.00	183,972	5.00
CET1 capital:
Company	251,822	9.46	153,010	5.75	186,273	7.00	172,968	6.50
Bank	290,116	10.94	152,534	5.75	185,693	7.00	172,429	6.50
Tier 1 capital:
Company	269,162	10.11	192,926	7.25	226,189	8.50	212,883	8.00
Bank	290,116	10.94	192,325	7.25	225,485	8.50	212,221	8.00
Total capital:
Company	339,321	12.75	246,146	9.25	279,409	10.50	266,104	10.00
Bank	321,197	12.11	245,380	9.25	278,540	10.50	265,276	10.00

December 31, 2016
Tier 1 leverage:
Company	$265,246	7.36%	$144,095	4.00%	$144,095	4.00%	$180,119	5.00%
Bank	284,765	7.92	143,862	4.00	143,862	4.00	179,828	5.00
CET1 capital:
Company	247,906	9.59	132,438	5.13	180,891	7.00	167,970	6.50
Bank	284,765	11.06	132,014	5.13	180,312	7.00	167,432	6.50
Tier 1 capital:
Company	265,246	10.26	171,201	6.63	219,654	8.50	206,733	8.00
Bank	284,765	11.06	170,652	6.63	218,950	8.50	206,070	8.00
Total capital:
Company	335,241	12.97	222,884	8.63	271,337	10.50	258,416	10.00
Bank	315,699	12.26	222,170	8.63	270,467	10.50	257,588	10.00

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

Quantitative and qualitative disclosures about market risk were presented at December 31, 2016 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 7, 2017. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2016 to March 31, 2017. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At March 31, 2017, the Company was slightly asset sensitive, meaning that net interest income increases in rising rate conditions.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending March 31, 2018 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(2,483)	$1,634	$3,368	$2,322
% Change	(2.14)%	1.41%	2.90%	2.00%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2017 and December 31, 2016. The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2017 and December 31, 2016. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	March 31, 2017			December 31, 2016
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$549,514			$532,744
- 100 Basis Points	557,857	$8,343	1.52%	543,506	$10,762	2.02%
+ 100 Basis Points	528,982	(20,532)	(3.74)	507,924	(24,820)	(4.66)
+ 200 Basis Points	505,649	(43,865)	(7.98)	481,692	(51,052)	(9.58)
+ 300 Basis Points	470,875	(78,639)	(14.31)	445,207	(87,537)	(16.43)

The Pre-Shock Scenario EVE was $549.5 million at March 31, 2017, compared to $532.7 million at December 31, 2016. The increase in the Pre-Shock Scenario EVE at March 31, 2017 resulted primarily from a more favorable valuation of non-maturity deposits that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $481.7 million at December 31, 2016 to $505.6 million at March 31, 2017, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from to (9.58)% at December 31, 2016 to (7.98)% at March 31, 2017. The decrease in sensitivity resulted from an increased benefit in the valuation of non-maturity deposits in the +200 basis point Rate Shock Scenario EVE as of March 31, 2017, compared to December 31, 2016.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, dated March 7, 2017, as filed with the SEC.

ITEM 6.	Exhibits

(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

10.1	Amended and Restated Executive Agreement, dated May 3, 2017, by and between the Company and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 4, 2017

10.2	Amended and Restated Executive Agreement, dated May 3, 2017, by and between the Company and Kevin B. Klotzbach	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated May 4, 2017

10.3	Executive Agreement, dated May 3, 2017, by and between the Company and Michael D. Burneal	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated May 4, 2017

10.4	Executive Agreement, dated May 3, 2017, by and between the Company and Jeffrey P. Kenefick	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated May 4, 2017

10.5	Executive Agreement, dated May 3, 2017, by and between the Company and William L. Kreienberg	Incorporated by reference to Exhibit 10.5 of the Form 8-K, dated May 4, 2017

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, May 5, 2017
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, May 5, 2017
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, May 5, 2017
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)