Form 10-Q
period 2017-06-30
FINANCIAL INSTITUTIONS INC
filed 2017-08-04
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying wiith any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 15,128,256 shares of Common Stock, $0.01 par value, outstanding as of July 27, 2017.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$84,537	$71,277
Securities available for sale, at fair value	540,575	539,926
Securities held to maturity, at amortized cost (fair value of $534,902 and $539,991, respectively)	533,471	543,338
Loans held for sale	1,864	1,050
Loans (net of allowance for loan losses of $33,159 and $30,934, respectively)	2,483,713	2,309,227
Company owned life insurance	64,381	63,455
Premises and equipment, net	46,328	42,398
Goodwill and other intangible assets, net	73,477	75,640
Other assets	63,192	64,029

Total assets	$3,891,538	$3,710,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$677,124	$677,076
Interest-bearing demand	631,451	581,436
Savings and money market	999,125	1,034,194
Time deposits	824,786	702,516

Total deposits	3,132,486	2,995,222
Short-term borrowings	347,500	331,500
Long-term borrowings, net of issuance costs of $904 and $939, respectively	39,096	39,061
Other liabilities	24,815	24,503

Total liabilities	3,543,897	3,390,286

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,492 shares issued	149	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,906 shares issued	17,191	17,191

Total preferred equity	17,340	17,340
Common stock, $0.01 par value; 50,000,000 shares authorized; 15,263,811 and 14,692,214 shares issued, respectively	153	147
Additional paid-in capital	98,856	81,755
Retained earnings	245,236	237,687
Accumulated other comprehensive loss	(11,293)	(13,951)
Treasury stock, at cost – 137,355 and 154,617 shares, respectively	(2,651)	(2,924)

Total shareholders’ equity	347,641	320,054

Total liabilities and shareholders’ equity	$3,891,538	$3,710,340

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$25,469	$22,368	$50,085	$44,425
Interest and dividends on investment securities	5,898	5,877	11,795	11,455
Other interest income	42	1	67	1

Total interest income	31,409	28,246	61,947	55,881
Interest expense:
Deposits	2,500	2,086	4,731	4,045
Short-term borrowings	870	344	1,564	683
Long-term borrowings	617	617	1,235	1,235

Total interest expense	3,987	3,047	7,530	5,963

Net interest income	27,422	25,199	54,417	49,918
Provision for loan losses	3,832	1,952	6,613	4,320

Net interest income after provision for loan losses	23,590	23,247	47,804	45,598
Noninterest income:
Service charges on deposits	1,840	1,755	3,585	3,479
Insurance income	1,133	1,183	2,564	2,855
ATM and debit card	1,456	1,421	2,785	2,746
Investment advisory	1,429	1,365	2,860	2,608
Company owned life insurance	473	486	918	1,854
Investments in limited partnerships	135	36	105	92
Loan servicing	123	112	243	228
Net gain on sale of loans held for sale	72	78	120	156
Net gain on investment securities	210	1,387	416	2,000
Net gain on other assets	6	82	4	86
Contingent consideration liability adjustment	1,200	—	1,200	—
Other	1,256	1,011	2,369	2,029

Total noninterest income	9,333	8,916	17,169	18,133
Noninterest expense:
Salaries and employee benefits	11,986	10,818	23,355	22,432
Occupancy and equipment	4,184	3,664	8,148	7,289
Professional services	1,229	2,833	2,428	4,280
Computer and data processing	1,312	1,159	2,483	2,246
Supplies and postage	467	464	1,004	1,058
FDIC assessments	469	441	926	877
Advertising and promotions	473	530	751	957
Amortization of intangibles	291	315	588	637
Goodwill impairment	1,575	—	1,575	—
Other	1,955	1,896	3,625	3,562

Total noninterest expense	23,941	22,120	44,883	43,338

Income before income taxes	8,982	10,043	20,090	20,393
Income tax expense	2,736	2,892	5,901	5,624

Net income	$6,246	$7,151	$14,189	$14,769
Preferred stock dividends	366	366	731	731

Net income available to common shareholders	$5,880	$6,785	$13,458	$14,038

Earnings per common share (Note 3):
Basic	$0.40	$0.47	$0.92	$0.97
Diluted	$0.40	$0.47	$0.92	$0.97
Cash dividends declared per common share	$0.21	$0.20	$0.42	$0.40
Weighted average common shares outstanding:
Basic	14,664	14,434	14,572	14,415
Diluted	14,702	14,489	14,615	14,477

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$6,246	$7,151	$14,189	$14,769
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	1,722	3,311	2,316	10,394
Pension and post-retirement obligations	171	140	342	279

Total other comprehensive income (loss), net of tax	1,893	3,451	2,658	10,673

Comprehensive income	$8,139	$10,602	$16,847	$25,442

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six months ended June 30, 2017 and 2016

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2016	$17,340	$144	$72,690	$218,920	$(11,327)	$(3,923)	$293,844
Comprehensive income:
Net income	—	—	—	14,769	—	—	14,769
Other comprehensive income, net of tax	—	—	—	—	10,673	—	10,673
Common stock issued	—	3	8,097	—	—	—	8,100
Share-based compensation plans:
Share-based compensation	—	—	432	—	—	—	432
Stock options exercised	—	—	19	—	—	767	786
Restricted stock awards issued, net	—	—	(17)	—	—	17	—
Excess tax benefit on share-based compensation	—	—	13	—	—	—	13
Stock awards	—	—	21	—	—	43	64
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(729)	—	—	(729)
Common-$0.40 per share	—	—	—	(5,774)	—	—	(5,774)

Balance at June 30, 2016	$17,340	$147	$81,255	$227,184	$(654)	$(3,096)	$322,176

Balance at December 31, 2016	$17,340	$147	$81,755	$237,687	$(13,951)	$(2,924)	$320,054
Cumulative-effect adjustment	—	—	(279)	279	—	—	—

Balance at January 1, 2017	$17,340	$147	$81,476	$237,966	$(13,951)	$(2,924)	$320,054
Comprehensive income:
Net income	—	—	—	14,189	—	—	14,189
Other comprehensive income, net of tax	—	—	—	—	2,658	—	2,658
Common stock issued	—	6	16,702	—	—	—	16,708
Purchases of common stock for treasury	—	—	—	—	—	(148)	(148)
Share-based compensation plans:
Share-based compensation	—	—	605	—	—	—	605
Stock options exercised	—	—	5	—	—	374	379
Restricted stock awards issued, net	—	—	29	—	—	(29)	—
Stock awards	—	—	39	—	—	76	115
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(729)	—	—	(729)
Common-$0.42 per share	—	—	—	(6,188)	—	—	(6,188)

Balance at June 30, 2017	$17,340	$153	$98,856	$245,236	$(11,293)	$(2,651)	$347,641

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$14,189	$14,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,053	2,990
Net amortization of premiums on securities	1,654	1,503
Provision for loan losses	6,613	4,320
Share-based compensation	605	432
Deferred income tax expense (benefit)	652	(150)
Proceeds from sale of loans held for sale	3,779	7,671
Originations of loans held for sale	(4,473)	(6,294)
Income from company owned life insurance	(918)	(1,854)
Net gain on sale of loans held for sale	(120)	(156)
Net gain on investment securities	(416)	(2,000)
Goodwill impairment	1,575	—
Net gain on other assets	(4)	(86)
(Increase) decrease in other assets	(1,085)	(780)
(Decrease) increase in other liabilities	(2,535)	2,434

Net cash provided by operating activities	22,569	22,799

Cash flows from investing activities:
Purchases of available for sale securities	(40,858)	(176,913)
Purchases of held to maturity securities	(41,522)	(23,699)
Proceeds from principal payments, maturities and calls on available for sale securities	18,424	57,707
Proceeds from principal payments, maturities and calls on held to maturity securities	53,481	31,147
Proceeds from sales of securities available for sale	25,307	62,275
Net loan originations	(181,253)	(131,323)
Proceeds from company owned life insurance, net of purchases	(8)	2,443
Proceeds from sales of other assets	102	318
Purchases of premises and equipment	(6,374)	(3,422)
Cash consideration paid for acquisition, net of cash acquired	—	(868)

Net cash used in investing activities	(172,701)	(182,335)

Cash flows from financing activities:
Net increase in deposits	137,264	127,474
Net increase in short-term borrowings	16,000	45,200
Proceeds from issuance of common stock	16,708	—
Purchase of common stock for treasury	(148)	—
Proceeds from stock options exercised	379	786
Excess tax benefit on share-based compensation, net	—	13
Cash dividends paid to common and preferred shareholders	(6,811)	(6,434)

Net cash provided by financing activities	163,392	167,039

Net increase in cash and cash equivalents	13,260	7,503
Cash and cash equivalents, beginning of period	71,277	60,121

Cash and cash equivalents, end of period	$84,537	$67,624

Supplemental information:
Cash paid for interest	$6,501	$5,492
Cash paid for income taxes	5,849	3,224
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	154	374
Accrued and declared unpaid dividends	3,511	3,256
Increase in net unsettled security purchases	3,081	1,250
Common stock issued for acquisition	—	8,100
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	—	4,848
Fair value of liabilities assumed	—	1,845

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (New York”). The Company provides diversified financial services through its subsidiaries, Five Star Bank, Scott Danahy Naylon, LLC (“SDN”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank also has indirect lending network relationships with franchised automobile dealers in the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients across 45 states. Acquired on January 5, 2016, Courier Capital provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans across nine states.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The effective date was deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. Management has made an initial scope assessment and additional progress is expected to be made in the third quarter of 2017 to address the changes pursuant to Topic 606. The Company has not yet determined the impact ASU 2014-09 will have on its financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is assessing the impact of ASU 2016-01 on its financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it could previously for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The adoption of ASU 2016-09 did not have a significant impact on the Company’s financial statements.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 during the quarter ended June 30, 2017, in connection with the interim goodwill impairment test that was performed. For additional details, see Note 6, Goodwill and Other Intangible Assets. The early adoption of ASU 2017-04 did not have a significant impact on the Company’s financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is assessing the impact of ASU 2017-08 on its financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.) BUSINESS COMBINATIONS

Courier Capital Acquisition

On January 5, 2016, the Company completed the acquisition of Courier Capital Corporation, a registered investment advisory and wealth management firm with approximately $1.2 billion in assets under management. Consideration for the acquisition totaled $9.0 million and included stock of $8.1 million and $918 thousand of cash. The acquisition also included $2.8 million of potential future payments of stock and $2.2 million of potential future cash bonuses contingent upon Courier Capital meeting certain EBITDA performance targets through 2018. In addition, the Company purchased two pieces of real property in Buffalo and Jamestown, New York used by Courier Capital for total cash consideration of $1.3 million. As a result of the acquisition, the Company recorded goodwill of $6.0 million and other intangible assets of $3.9 million. The goodwill is not expected to be deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income available to common shareholders	$5,880	$6,785	$13,458	$14,038
Weighted average common shares outstanding:
Total shares issued	14,858	14,692	14,776	14,686
Unvested restricted stock awards	(44)	(75)	(50)	(77)
Treasury shares	(150)	(183)	(154)	(194)

Total basic weighted average common shares outstanding	14,664	14,434	14,572	14,415
Incremental shares from assumed:
Exercise of stock options	10	21	12	24
Vesting of restricted stock awards	28	34	31	38

Total diluted weighted average common shares outstanding	14,702	14,489	14,615	14,477
Basic earnings per common share	$0.40	$0.47	$0.92	$0.97

Diluted earnings per common share	$0.40	$0.47	$0.92	$0.97

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	—	—	—	—
Restricted stock awards	—	8	3	4

Total	—	8	3	4

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$187,545	$844	$818	$187,571
Mortgage-backed securities:
Federal National Mortgage Association	308,724	1,014	2,400	307,338
Federal Home Loan Mortgage Corporation	30,653	125	487	30,291
Government National Mortgage Association	13,674	311	18	13,967
Collateralized mortgage obligations:
Federal National Mortgage Association	248	1	1	248
Federal Home Loan Mortgage Corporation	55	—	—	55
Privately issued	—	875	—	875

Total mortgage-backed securities	353,354	2,326	2,906	352,774
Asset-backed securities	—	230	—	230

Total available for sale securities	$540,899	$3,400	$3,724	$540,575

Securities held to maturity:
State and political subdivisions	289,684	4,864	346	294,202
Mortgage-backed securities:
Federal National Mortgage Association	10,076	13	71	10,018
Federal Home Loan Mortgage Corporation	3,250	—	130	3,120
Government National Mortgage Association	26,678	—	275	26,403
Collateralized mortgage obligations:
Federal National Mortgage Association	86,011	39	1,245	84,805
Federal Home Loan Mortgage Corporation	96,399	162	1,420	95,141
Government National Mortgage Association	21,373	21	181	21,213

Total mortgage-backed securities	243,787	235	3,322	240,700

Total held to maturity securities	$533,471	$5,099	$3,668	$534,902

December 31, 2016
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$187,325	$512	$1,569	$186,268
Mortgage-backed securities:
Federal National Mortgage Association	288,949	897	4,413	285,433
Federal Home Loan Mortgage Corporation	30,182	114	807	29,489
Government National Mortgage Association	15,473	316	15	15,774
Collateralized mortgage obligations:
Federal National Mortgage Association	16,921	74	125	16,870
Federal Home Loan Mortgage Corporation	5,142	—	65	5,077
Privately issued	—	824	—	824

Total mortgage-backed securities	356,667	2,225	5,425	353,467
Asset-backed securities	—	191	—	191

Total available for sale securities	$543,992	$2,928	$6,994	$539,926

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016 (continued)
Securities held to maturity:
State and political subdivisions	305,248	2,127	1,616	305,759
Mortgage-backed securities:
Federal National Mortgage Association	10,362	1	124	10,239
Federal Home Loan Mortgage Corporation	3,290	—	150	3,140
Government National Mortgage Association	24,575	18	182	24,411
Collateralized mortgage obligations:
Federal National Mortgage Association	83,929	21	1,573	82,377
Federal Home Loan Mortgage Corporation	101,025	80	1,827	99,278
Government National Mortgage Association	14,909	40	162	14,787

Total mortgage-backed securities	238,090	160	4,018	234,232

Total held to maturity securities	$543,338	$2,287	$5,634	$539,991

Investment securities with a total fair value of $835.2 million at June 30, 2017 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Proceeds from sales	$12,957	$44,648	$25,307	$62,275
Gross realized gains	210	1,387	416	2,000
Gross realized losses	—	—	—	—

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2017 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$5	$5
Due from one to five years	145,001	145,186
Due from five to ten years	304,637	304,083
Due after ten years	91,256	91,301

	$540,899	$540,575

Debt securities held to maturity:
Due in one year or less	$54,438	$54,634
Due from one to five years	166,487	170,167
Due from five to ten years	79,180	79,761
Due after ten years	233,366	230,340

	$533,471	$534,902

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2017
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$75,166	$806	$1,143	$12	$76,309	$818
Mortgage-backed securities:
Federal National Mortgage Association	207,971	2,400	—	—	207,971	2,400
Federal Home Loan Mortgage Corporation	24,963	487	—	—	24,963	487
Government National Mortgage Association	—	—	982	18	982	18
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	139	1	139	1
Federal Home Loan Mortgage Corporation	—	—	9	—	9	—

Total mortgage-backed securities	232,934	2,887	1,130	19	234,064	2,906

Total available for sale securities	308,100	3,693	2,273	31	310,373	3,724

Securities held to maturity:
State and political subdivisions	26,030	334	346	12	26,376	346
Mortgage-backed securities:
Federal National Mortgage Association	6,778	71	—	—	6,778	71
Federal Home Loan Mortgage Corporation	1,851	75	1,269	55	3,120	130
Government National Mortgage Association	26,403	275	—	—	26,403	275
Collateralized mortgage obligations:
Federal National Mortgage Association	68,098	1,084	9,139	161	77,237	1,245
Federal Home Loan Mortgage Corporation	72,503	1,163	11,733	257	84,236	1,420
Government National Mortgage Association	16,702	158	1,223	23	17,925	181

Total mortgage-backed securities	192,335	2,826	23,364	496	215,699	3,322

Total held to maturity securities	218,365	3,160	23,710	508	242,075	3,668

Total temporarily impaired securities	$526,465	$6,853	$25,983	$539	$552,448	$7,392

December 31, 2016
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$113,261	$1,566	$1,458	$3	$114,719	$1,569
Mortgage-backed securities:
Federal National Mortgage Association	211,491	4,413	—	—	211,491	4,413
Federal Home Loan Mortgage Corporation	24,360	807	—	—	24,360	807
Government National Mortgage Association	1,111	15	—	—	1,111	15
Collateralized mortgage obligations:
Federal National Mortgage Association	8,119	125	—	—	8,119	125
Federal Home Loan Mortgage Corporation	5,077	65	—	—	5,077	65

Total mortgage-backed securities	250,158	5,425	—	—	250,158	5,425

Total available for sale securities	363,419	6,991	1,458	3	364,877	6,994

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016 (continued)
Securities held to maturity:
State and political subdivisions	82,644	1,616	—	—	82,644	1,616
Mortgage-backed securities:
Federal National Mortgage Association	9,253	124	—	—	9,253	124
Federal Home Loan Mortgage Corporation	3,141	150	—	—	3,141	150
Government National Mortgage Association	10,736	182	—	—	10,736	182
Collateralized mortgage obligations:
Federal National Mortgage Association	72,734	1,560	3,107	13	75,841	1,573
Federal Home Loan Mortgage Corporation	92,256	1,825	430	2	92,686	1,827
Government National Mortgage Association	8,675	161	531	1	9,206	162

Total mortgage-backed securities	196,795	4,002	4,068	16	200,863	4,018

Total held to maturity securities	279,439	5,618	4,068	16	283,507	5,634

Total temporarily impaired securities	$642,858	$12,609	$5,526	$19	$648,384	$12,628

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2017 was 296 compared to 463 at December 31, 2016. At June 30, 2017, the Company had positions in 29 investment securities with a fair value of $26.0 million and a total unrealized loss of $539 thousand that have been in a continuous unrealized loss position for more than 12 months. At June 30, 2017, there were a total of 267 securities positions in the Company’s investment portfolio with a fair value of $526.5 million and a total unrealized loss of $6.9 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2016, the Company had positions in nine investment securities with a fair value of $5.5 million and a total unrealized loss of $19 thousand that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2016, there were a total of 454 securities positions in the Company’s investment portfolio with a fair value of $642.9 million and a total unrealized loss of $12.6 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the six months ended June 30, 2017 and 2016.

Based on management’s review and evaluation of the Company’s debt securities as of June 30, 2017, the debt securities with unrealized losses were not considered to be OTTI. As of June 30, 2017, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of June 30, 2017, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
June 30, 2017
Commercial business	$397,802	$541	$398,343
Commercial mortgage	725,793	(1,729)	724,064
Residential real estate loans	425,285	6,768	432,053
Residential real estate lines	115,768	2,843	118,611
Consumer indirect	797,469	29,239	826,708
Other consumer	16,917	176	17,093

Total	$2,479,034	$37,838	2,516,872

Allowance for loan losses			(33,159)

Total loans, net			$2,483,713

December 31, 2016
Commercial business	$349,079	$468	$349,547
Commercial mortgage	671,552	(1,494)	670,058
Residential real estate loans	421,476	6,461	427,937
Residential real estate lines	119,745	2,810	122,555
Consumer indirect	725,754	26,667	752,421
Other consumer	17,465	178	17,643

Total	$2,305,071	$35,090	2,340,161

Allowance for loan losses			(30,934)

Total loans, net			$2,309,227

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $1.9 million and $1.1 million as of June 30, 2017 and December 31, 2016, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
June 30, 2017
Commercial business	$44	$—	$—	$44	$7,312	$390,446	$397,802
Commercial mortgage	302	—	—	302	2,189	723,302	725,793
Residential real estate loans	843	107	—	950	1,579	422,756	425,285
Residential real estate lines	194	—	—	194	379	115,195	115,768
Consumer indirect	1,367	408	—	1,775	1,149	794,545	797,469
Other consumer	62	10	11	83	11	16,823	16,917

Total loans, gross	$2,812	$525	$11	$3,348	$12,619	$2,463,067	$2,479,034

December 31, 2016
Commercial business	$1,337	$—	$—	$1,337	$2,151	$345,591	$349,079
Commercial mortgage	48	—	—	48	1,025	670,479	671,552
Residential real estate loans	1,073	253	—	1,326	1,236	418,914	421,476
Residential real estate lines	216	—	—	216	372	119,157	119,745
Consumer indirect	2,320	488	—	2,808	1,526	721,420	725,754
Other consumer	134	15	9	158	7	17,300	17,465

Total loans, gross	$5,128	$756	$9	$5,893	$6,317	$2,292,861	$2,305,071

There were no loans past due greater than 90 days and still accruing interest as of June 30, 2017 and December 31, 2016. There were $11 thousand and $9 thousand in consumer overdrafts which were past due greater than 90 days as of June 30, 2017 and December 31, 2016, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

The following table presents information related to loans modified in a TDR during the periods indicated (dollars in thousands).

	Quarter-to-Date			Year-to-Date
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
June 30, 2017
Commercial business	—	$—	$—	—	$—	$—
Commercial mortgage	—	—	—	—	—	—

Total	—	$—	$—	—	$—	$—

June 30, 2016
Commercial business	1	$214	$214	3	$526	$526
Commercial mortgage	—	—	—	1	550	550

Total	1	$214	$214	4	$1,076	$1,076

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The loans identified as a TDR by the Company during the six month periods ended June 30, 2016 were previously reported as impaired loans prior to restructuring. Each of the loans restructured during the six months ended June 30, 2016 were on nonaccrual status at the end of the respective period. The modifications related to collateral concessions. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classifications did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were either classified as substandard, with an increased risk allowance allocation, or impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the six months ended June 30, 2017 or 2016. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

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

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2017
With no related allowance recorded:
Commercial business	$888	$1,249	$—	$570	$—
Commercial mortgage	629	629	—	611	—

	1,517	1,878	—	1,181	—
With an allowance recorded:
Commercial business	6,574	6,623	2,698	3,257	—
Commercial mortgage	2,078	2,078	122	706	—

	8,652	8,701	2,820	3,963	—

	$10,169	$10,579	$2,820	$5,144	$—

December 31, 2016
With no related allowance recorded:
Commercial business	$645	$1,044	$—	$1,032	$—
Commercial mortgage	673	882	—	725	—

	1,318	1,926	—	1,757	—
With an allowance recorded:
Commercial business	1,506	1,506	694	1,141	—
Commercial mortgage	352	352	124	486	—

	1,858	1,858	818	1,627	—

	$3,176	$3,784	$818	$3,384	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
June 30, 2017
Uncriticized	$374,534	$706,447
Special mention	6,950	11,862
Substandard	16,318	7,484
Doubtful	—	—

Total	$397,802	$725,793

December 31, 2016
Uncriticized	$326,254	$652,550
Special mention	10,377	12,690
Substandard	12,448	6,312
Doubtful	—	—

Total	$349,079	$671,552

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
June 30, 2017
Performing	$423,706	$115,389	$796,320	$16,895
Non-performing	1,579	379	1,149	22

Total	$425,285	$115,768	$797,469	$16,917

December 31, 2016
Performing	$420,240	$119,373	$724,228	$17,449
Non-performing	1,236	372	1,526	16

Total	$421,476	$119,745	$725,754	$17,465

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

			Residential	Residential
	Commercial Business	Commercial Mortgage	Real Estate Loans	Real Estate Lines	Consumer Indirect	Other Consumer	Total
June 30, 2017
Loans:
Ending balance	$397,802	$725,793	$425,285	$115,768	$797,469	$16,917	$2,479,034

Evaluated for impairment:
Individually	$7,258	$2,164	$—	$—	$—	$—	$9,422

Collectively	$390,544	$723,629	$425,285	$115,768	$797,469	$16,917	$2,469,612

Allowance for loan losses:
Ending balance	$14,622	$3,906	$1,247	$232	$12,833	$319	$33,159

Evaluated for impairment:
Individually	$2,683	$120	$—	$—	$—	$—	$2,803

Collectively	$11,939	$3,786	$1,247	$232	$12,833	$319	$30,356

June 30, 2016
Loans:
Ending balance	$349,076	$615,547	$402,538	$122,360	$672,018	$17,752	$2,179,291

Evaluated for impairment:
Individually	$2,281	$1,532	$—	$—	$—	$—	$3,813

Collectively	$346,795	$614,015	$402,538	$122,360	$672,018	$17,752	$2,175,478

Allowance for loan losses:
Ending balance	$6,197	$9,496	$1,444	$318	$10,696	$374	$28,525

Evaluated for impairment:
Individually	$466	$129	$—	$—	$—	$—	$595

Collectively	$5,731	$9,367	$1,444	$318	$10,696	$374	$27,930

The following table sets forth the changes in the allowance for loan losses for the three and six month periods ended June 30, 2017 (in thousands):

			Residential	Residential
	Commercial Business	Commercial Mortgage	Real Estate Loans	Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2017

Beginning balance	$14,003	$3,667	$1,440	$214	$11,462	$295	$31,081
Charge-offs	(656)	—	(86)	—	(2,204)	(187)	(3,133)
Recoveries	88	38	8	46	1,122	77	1,379
Provision (credit)	1,187	201	(115)	(28)	2,453	134	3,832

Ending balance	$14,622	$3,906	$1,247	$232	$12,833	$319	$33,159

Six months ended June 30, 2017
Beginning balance	$7,225	$10,315	$1,478	$303	$11,311	$302	$30,934
Charge-offs	(1,778)	(10)	(100)	(43)	(5,013)	(390)	(7,334)
Recoveries	246	252	48	56	2,173	171	2,946
Provision (credit)	8,929	(6,651)	(179)	(84)	4,362	236	6,613

Ending balance	$14,622	$3,906	$1,247	$232	$12,833	$319	$33,159

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $64.8 and $66.4 million as of June 30, 2017 and December 31, 2016, respectively. The Company performs a goodwill impairment test on an annual basis as of September 30th or more frequently if events and circumstances warrant.

	Banking	Non-Banking	Total
Balance, December 31, 2016	$48,536	$17,881	$66,417
Impairment	—	(1,575)	(1,575)

Balance, June 30, 2017	$48,536	$16,306	$64,842

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed an evaluation of the contingent earn out liability related to its 2014 acquisition of SDN during the second quarter of 2017, resulting in a contingent consideration liability adjustment of $1.2 million. Based on this event, a goodwill impairment test was performed in the second quarter of 2017. Based on its qualitative assessment, the Company concluded it was more likely than not that the fair value of its SDN reporting unit was less than its carrying value. Accordingly, the Company performed a Step 1 review for possible goodwill impairment.

Under Step 1 of the goodwill impairment review, the fair value of the SDN reporting unit was calculated using income and market-based approaches. Under Step 1, it was determined that the carrying value of our SDN reporting unit exceeded its fair value. Based on this assessment, the Company recorded a goodwill impairment charge related to the SDN reporting unit of $1.6 million during the quarter ended June 30, 2017.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Changes in the gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Other intangibles assets:
Gross carrying amount	$12,610	$12,610
Accumulated amortization	(3,975)	(3,387)

Net book value	$8,635	$9,223

Amortization expense for total other intangible assets was $291 thousand and $588 thousand for the three and six months ended June 30, 2017, and $315 thousand and $637 thousand for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, the estimated amortization expense of other intangible assets for the remainder of 2017 and each of the next five years is as follows (in thousands):

2017 (remainder of year)	$556
2018	1,035
2019	937
2020	840
2021	738
2022	663

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the six month periods ended June 30, 2017 and 2016:

	Outstanding	Treasury	Issued
June 30, 2017
Shares outstanding at December 31, 2016	14,537,597	154,617	14,692,214
Common stock issued for “at-the-market” equity offering	571,597	—	571,597
Restricted stock awards issued	8,510	(8,510)	—
Restricted stock awards forfeited	(10,359)	10,359	—
Stock options exercised	19,520	(19,520)	—
Stock awards	3,914	(3,914)	—
Treasury stock purchases	(4,323)	4,323	—

Shares outstanding at June 30, 2017	15,126,456	137,355	15,263,811

June 30, 2016
Shares outstanding at December 31, 2015	14,190,192	207,317	14,397,509
Common stock issued for Courier Capital acquisition	294,705	—	294,705
Restricted stock awards issued	8,800	(8,800)	—
Restricted stock awards forfeited	(7,983)	7,983	—
Stock options exercised	40,561	(40,561)	—
Stock awards	2,244	(2,244)	—

Shares outstanding at June 30, 2016	14,528,519	163,695	14,692,214

On May 30, 2017, the Company entered into a sales agency agreement, with Sandler O’Neill + Partners, L.P. as sales agent, under which it may sell up to $40 million of its common stock through an “at-the-market” equity offering program. The Company expects to use the net proceeds of this offering to support organic growth and other general corporate purposes, including contributing capital to its banking subsidiary, Five Star Bank. During the quarter ended June 30, 2017, the Company sold 571,597 shares of its common stock under this program at a weighted average price of $30.59, representing gross proceeds of $17.5 million. Net proceeds received were $16.7 million.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the components of other comprehensive income (loss) for the three and six month periods ended June 30, 2017 and 2016 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2017
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$2,988	$1,154	$1,834
Reclassification adjustment for net gains included in net income (1)	(184)	(72)	(112)

Total securities available for sale and transferred securities	2,804	1,082	1,722
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(13)	(6)	(7)
Amortization of net actuarial loss included in income	291	113	178

Total pension and post-retirement obligations	278	107	171

Other comprehensive income	$3,082	$1,189	$1,893

Three months ended June 30, 2016
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$6,810	$2,629	$4,181
Reclassification adjustment for net gains included in net income (1)	(1,417)	(547)	(870)

Total securities available for sale and transferred securities	5,393	2,082	3,311
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(12)	(4)	(8)
Amortization of net actuarial loss included in income	239	91	148

Total pension and post-retirement obligations	227	87	140

Other comprehensive income	$5,620	$2,169	$3,451

Six months ended June 30, 2017
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$4,158	$1,605	$2,553
Reclassification adjustment for net gains included in net income (1)	(387)	(150)	(237)

Total securities available for sale and transferred securities	3,771	1,455	2,316
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(26)	(10)	(16)
Amortization of net actuarial loss included in income	583	225	358

Total pension and post-retirement obligations	557	215	342

Other comprehensive income	$4,328	$1,670	$2,658

Six months ended June 30, 2016
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$19,006	$7,335	$11,671
Reclassification adjustment for net gains included in net income (1)	(2,079)	(802)	(1,277)

Total securities available for sale and transferred securities	16,927	6,533	10,394
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(24)	(9)	(15)
Amortization of net actuarial loss included in income	478	184	294

Total pension and post-retirement obligations	454	175	279

Other comprehensive income	$17,381	$6,708	$10,673

(1)	Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Activity in accumulated other comprehensive loss, net of tax, for the three and six month periods ended June 30, 2017 and 2016 was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Loss
Three months ended June 30, 2017
Balance at beginning of period	$(3,135)	$(10,051)	$(13,186)
Other comprehensive income (loss) before reclassifications	1,834	—	1,834
Amounts reclassified from accumulated other comprehensive income (loss)	(112)	171	59

Net current period other comprehensive income (loss)	1,722	171	1,893

Balance at end of period	$(1,413)	$(9,880)	$(11,293)
Three months ended June 30, 2016
Balance at beginning of period	$6,387	$(10,492)	$(4,105)
Other comprehensive income (loss) before reclassifications	4,181	—	4,181
Amounts reclassified from accumulated other comprehensive income (loss)	(870)	140	(730)

Net current period other comprehensive income (loss)	3,311	140	3,451

Balance at end of period	$9,698	$(10,352)	$(654)

Six months ended June 30, 2017
Balance at beginning of year	$(3,729)	$(10,222)	$(13,951)
Other comprehensive income (loss) before reclassifications	2,553	—	2,553
Amounts reclassified from accumulated other comprehensive income (loss)	(237)	342	105

Net current period other comprehensive income (loss)	2,316	342	2,658

Balance at end of period	$(1,413)	$(9,880)	$(11,293)

Six months ended June 30, 2016
Balance at beginning of year	$(696)	$(10,631)	$(11,327)
Other comprehensive income (loss) before reclassifications	11,671	—	11,671
Amounts reclassified from accumulated other comprehensive income (loss)	(1,277)	279	(998)

Net current period other comprehensive income (loss)	10,394	279	10,673

Balance at end of period	$9,698	$(10,352)	$(654)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six month periods ended June 30, 2017 and 2016 (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	June 30,
	2017	2016
Realized gain on sale of investment securities	$210	$1,387	Net gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(26)	30	Interest income

	184	1,417	Total before tax
	(72)	(547)	Income tax expense

	112	870	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	13	12	Salaries and employee benefits
Net actuarial losses (1)	(291)	(239)	Salaries and employee benefits

	(278)	(227)	Total before tax
	107	87	Income tax benefit

	(171)	(140)	Net of tax

Total reclassified for the period	$(59)	$730

	Six months ended
	June 30,
	2017	2016
Realized gain on sale of investment securities	$416	$2,000	Net gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(29)	79	Interest income

	387	2,079	Total before tax
	(150)	(802)	Income tax expense

	237	1,277	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	26	24	Salaries and employee benefits
Net actuarial losses (1)	(583)	(478)	Salaries and employee benefits

	(557)	(454)	Total before tax
	215	175	Income tax benefit

	(342)	(279)	Net of tax

Total reclassified for the period	$(105)	$998

(1)	These items are included in the computation of net periodic pension expense. See Note 10 – Employee Benefit Plans for additional information.

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the first six months of 2017.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	25,331	$32.22
PSUs	12,531	33.07

The grant-date fair value for the RSUs granted during the six month period ended June 30, 2017 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

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

The grant-date fair value of the PSUs granted during the six month period ended June 30, 2017 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.85 years, (ii) risk free interest rate of 1.45%, (iii) expected dividend yield of 2.41% and (iv) expected stock price volatility over the expected term of the TSR award of 21.9%.    The Monte Carlo simulation model is a risk analysis method that selects a random value from a range of estimates.

During the six months ended June 30, 2017, the Company issued a total of 3,914 shares of common stock in-lieu of cash for the annual retainer of five non-employee directors and granted a total of 8,510 restricted shares of common stock to non-employee directors, of which 4,260 shares vested immediately and 4,250 shares will vest after completion of a one-year service requirement. The market price of the stock and restricted stock on the date of grant was $29.35.

The following is a summary of restricted stock award and restricted stock units activity for the six month period ended June 30, 2017:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	114,565	$19.90
Granted	49,739	31.40
Vested	(25,053)	23.84
Forfeited	(11,359)	12.81

Outstanding at end of period	127,892	$24.23

At June 30, 2017, the total unrecognized compensation expense related to the nonvested awards granted and expected to vest was $2.0 million. This cost is expected to be recognized over a weighted-average period of 2.2 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during first six months of 2017 or 2016. There was no unrecognized compensation expense related to unvested stock options as of June 30, 2017. The following is a summary of stock option activity for the six months ended June 30, 2017 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	49,099	$19.00
Exercised	(19,520)	19.46
Expired	(4,000)	19.73

Outstanding and exercisable at end of period	25,579	$18.54	0.8	$288

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the six months ended June 30, 2017 and 2016 was $277 thousand and $334 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the six months ended June 30, 2017 and 2016 was $379 thousand and $786 thousand, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Salaries and employee benefits	$221	$157	$428	$255
Other noninterest expense	145	146	177	177

Total share-based compensation expense	$366	$303	$605	$432

(10.)    EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$785	$721	$1,570	$1,442
Interest cost on projected benefit obligation	614	602	1,227	1,203
Expected return on plan assets	(1,194)	(1,150)	(2,388)	(2,300)
Amortization of unrecognized prior service credit	(13)	(12)	(26)	(24)
Amortization of unrecognized net actuarial loss	291	239	583	478

Net periodic pension expense	$483	$400	$966	$799

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Commitments to extend credit	$583,689	$555,713
Standby letters of credit	14,026	12,689

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $521 thousand at June 30, 2017. The Company had no forward sales commitments at December 31, 2016. The net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2017
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$187,571	$—	$187,571
Mortgage-backed securities	—	352,774	—	352,774
Asset-backed securities	—	230	—	230

	$—	$540,575	$—	$540,575

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,864	$—	$1,864
Collateral dependent impaired loans	—	—	5,770	5,770
Other assets:
Loan servicing rights	—	—	1,014	1,014
Other real estate owned	—	—	154	154

	$—	$1,864	$6,938	$8,802

December 31, 2016
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$186,268	$—	$186,268
Mortgage-backed securities	—	353,467	—	353,467
Asset-backed securities	—	191	—	191

	$—	$539,926	$—	$539,926

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,050	$—	$1,050
Collateral dependent impaired loans	—	—	901	901
Other assets:
Loan servicing rights	—	—	1,075	1,075
Other real estate owned	—	—	107	107

	$—	$1,050	$2,083	$3,133

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2017 and 2016. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month periods ended June 30, 2017 and 2016.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$5,770	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 49% discount
Loan servicing rights	1,014	Discounted cash flow	Discount rate	5.0% (3)
			Constant prepayment rate	5.6% (3)
Other real estate owned	154	Appraisal of collateral (1)	Appraisal adjustments (2)	23% - 43% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the six months ended June 30, 2017.

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

	Level in	June 30, 2017		December 31, 2016
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$84,537	$84,537	$71,277	$71,277
Securities available for sale	Level 2	540,575	540,575	539,926	539,926
Securities held to maturity	Level 2	533,471	534,902	543,338	539,991
Loans held for sale	Level 2	1,864	1,864	1,050	1,050
Loans	Level 2	2,477,943	2,461,573	2,308,326	2,285,146
Loans (1)	Level 3	5,770	5,770	901	901
Accrued interest receivable	Level 1	9,292	9,292	9,192	9,192
FHLB and FRB stock	Level 2	22,764	22,764	21,780	21,780
Financial liabilities:
Non-maturity deposits	Level 1	2,307,700	2,307,700	2,292,706	2,292,706
Time deposits	Level 2	824,786	822,945	702,516	701,097
Short-term borrowings	Level 1	347,500	347,500	331,500	331,500
Long-term borrowings	Level 2	39,096	41,468	39,061	40,701
Accrued interest payable	Level 1	6,423	6,423	5,394	5,394

(1)	Comprised of collateral dependent impaired loans.

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
June 30, 2017
Goodwill	$48,536	$16,306	$—	$64,842
Other intangible assets, net	470	8,165	—	8,635
Total assets	3,859,183	29,594	2,761	3,891,538
December 31, 2016
Goodwill	$48,536	$17,881	$—	$66,417
Other intangible assets, net	579	8,644	—	9,223
Total assets	3,678,230	31,166	944	3,710,340

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) SEGMENT REPORTING (Continued)

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
Three months ended June 30, 2017
Net interest income (expense)	$28,039	$—	$(617)	$27,422
Provision for loan losses	(3,832)	—	—	(3,832)
Noninterest income	6,215	2,040	1,078	9,333
Noninterest expense	(19,840)	(3,428)	(673)	(23,941)

Income (loss) before income taxes	10,582	(1,388)	(212)	8,982
Income tax (expense) benefit	(3,048)	(74)	386	(2,736)

Net income (loss)	$7,534	$(1,462)	$174	$6,246

Six months ended June 30, 2017
Net interest income (expense)	$55,652	$—	$(1,235)	$54,417
Provision for loan losses	(6,613)	—	—	(6,613)
Noninterest income	11,793	4,445	931	17,169
Noninterest expense	(38,324)	(5,262)	(1,297)	(44,883)

Income (loss) before income taxes	22,508	(817)	(1,601)	20,090
Income tax (expense) benefit	(6,621)	(296)	1,016	(5,901)

Net income (loss)	$15,887	$(1,113)	$(585)	$14,189

	Banking	Non-Banking (1)	Holding Company and Other	Consolidated Totals
Three months ended June 30, 2016
Net interest income (expense)	$25,816	$—	$(617)	$25,199
Provision for loan losses	(1,952)	—	—	(1,952)
Noninterest income	6,944	2,050	(78)	8,916
Noninterest expense	(18,054)	(1,764)	(2,302)	(22,120)

Income (loss) before income taxes	12,754	286	(2,997)	10,043
Income tax (expense) benefit	(3,889)	(112)	1,109	(2,892)

Net income (loss)	$8,865	$174	$(1,888)	$7,151

Six months ended June 30, 2016
Net interest income (expense)	$51,153	$—	$(1,235)	$49,918
Provision for loan losses	(4,320)	—	—	(4,320)
Noninterest income	13,807	4,534	(208)	18,133
Noninterest expense	(36,399)	(3,570)	(3,369)	(43,338)

Income (loss) before income taxes	24,241	964	(4,812)	20,393
Income tax (expense) benefit	(6,990)	(376)	1,742	(5,624)

Net income (loss)	$17,251	$588	$(3,070)	$14,769

(1)	Includes activity from Courier Capital since January 5, 2016 (the date of acquisition).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Summary of 2017 Second Quarter Results

Net income decreased $905 thousand or 13% to $6.2 million for the second quarter of 2017 compared to $7.2 million for the second quarter of 2016. Net income available to common shareholders for the second quarter of 2017 was $5.9 million, or $0.40 per diluted share, compared with $6.8 million, or $0.47 per diluted share, for the second quarter of last year. Return on average equity was 7.44% and return on average assets was 0.65% for the second quarter of 2017 compared to 9.07% and 0.82%, respectively, for the second quarter of 2016.

Net interest income totaled $27.4 million in the second quarter of 2017, up from $25.2 million in the second quarter of 2016. Average earning assets were up $326.8 million, led by a $300.0 million increase in average loans in the second quarter of 2017 compared to the same quarter in 2016. The growth in earning assets was partially offset by a lower net interest margin. Second quarter of 2017 net interest margin was 3.18%, a decrease of five basis points from 3.23% reported in the second quarter of 2016.

The provision for loans losses was $3.8 million in the second quarter of 2017 compared to $2.0 million in the second quarter of 2016. Net charge-offs during the recent quarter were $1.8 million, up from $1.0 million from the second quarter of 2016. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.29% during the second quarter of 2017 compared with 0.19% in the second quarter of 2016. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the increases in the provision for loan losses and net charge-offs.

Noninterest income totaled $9.3 million in the second quarter of 2017, compared to $8.9 million in the second quarter of 2016. Included in these totals are net gains realized from the sale of investment securities totaling $210 thousand for the second quarter of 2017 and $1.4 million for the second quarter of 2016. Exclusive of this item, noninterest income was $9.1 million in the second quarter of 2017 and $7.5 million in the second quarter of 2016, where a significant component of the increase was the $1.2 million non-cash fair value adjustment of contingent consideration related to the acquisition of SDN.

Noninterest expense in the second quarter of 2017 totaled $23.9 million compared with $22.1 million in the second quarter of 2016. The increase in noninterest expense was primarily the result of the $1.6 million non-cash goodwill impairment charge related to our acquisition of SDN combined with higher salaries and employee benefits and occupancy and equipment expenses related to our organic growth initiatives, including the residential mortgage lending expansion. The increase was partially offset by a decrease in professional services. Professional services in the second quarter of 2016 included approximately $1.7 million of expense associated with responding to the demands of an activist shareholder.

The regulatory Common equity Tier 1 ratio and Total risk-based capital ratio were 9.86%, and 13.09%, respectively, for the second quarter of 2017. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income per consolidated statements of income	$31,409	$28,246	$61,947	$55,881
Adjustment to fully taxable equivalent basis	805	785	1,619	1,578

Interest income adjusted to a fully taxable equivalent basis	32,214	29,031	63,566	57,459
Interest expense per consolidated statements of income	3,987	3,047	7,530	5,963

Net interest income on a taxable equivalent basis	$28,227	$25,984	$56,036	$51,496

Analysis of Net Interest Income for the Three Month Periods ended June 30, 2017 and 2016

Net interest income on a taxable equivalent basis for the three months ended June 30, 2017, was $28.2 million, an increase of $2.2 million versus the comparable quarter last year. The increase in net interest income was due to an increase in average earning assets of $326.8 million or 10% compared to the second quarter of 2016.

The net interest margin for the second quarter of 2017 was 3.18%, five basis points lower than 3.23% for the same period in 2016. This comparable period decrease was a function of a six basis point decrease in interest rate spread, partially offset by a higher contribution from net free funds of one basis point (due principally to increases in average noninterest-bearing deposits and other net free funds). The lower interest rate spread was a result of an eight basis point increase in the cost of average interest-bearing liabilities partly offset by a two basis point increase in the yield on earning assets.

For the second quarter of 2017, the yield on average earning assets of 3.63% was two basis points higher than the second quarter of 2016. Loan yields decreased one basis point to 4.16% when comparing the second quarter of 2017 to the same period in 2016. The yield on investment securities decreased one basis point during the second quarter of 2017 to 2.47%. Overall, the earning asset rate changes reduced interest income by $16 thousand during the second quarter of 2017, but that was more than offset by a favorable volume variance that increased interest income by $3.2 million, which collectively drove a $3.2 million increase in interest income.

Average interest-earning assets were $3.56 billion for the second quarter 2017, an increase of $326.8 million or 10% from the comparable quarter last year, with average loans up $300.0 million and average securities up $10.5 million. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $149.7 million or 16% from the second quarter of 2016. In addition, consumer indirect loans were up $118.7 million or 17% from the second quarter of 2016. Loans represented 69.0% of average interest-earning assets during the second quarter of 2017 compared to 66.7% during the second quarter of 2016. The increase in the volume of average loans resulted in a $3.1 million increase in interest income. Securities represented 30.5% of average interest-earning assets during the second quarter of 2017 compared to 33.3% during the second quarter of 2016. The increase in the volume of average securities resulted in an $81 thousand increase in interest income, partially offset by a $40 thousand decrease due to the unfavorable rate variance.

The cost of average interest-bearing liabilities of 0.56% in the second quarter of 2017 was eight basis points higher than the second quarter of 2016. The cost of average interest-bearing deposits increased four basis points to 0.41% and the cost of short-term borrowings increased 43 basis points to 1.08% in the second quarter of 2017 compared to the same quarter of 2016. The cost of long-term borrowings for the second quarter of 2017 decreased one basis point to 6.32% compared to the same quarter of 2016. Overall, interest-bearing liability rate and volume increases resulted in $940 thousand of higher interest expense.

Average interest-bearing liabilities of $2.83 billion in the second quarter of 2017 were $283.2 million or 11% higher than the second quarter of 2016. On average, interest-bearing deposits grew $173.4 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $37.0 million. The increase in average deposits was due in part to seasonal inflows of municipal deposits, successful business development efforts in retail banking, and an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities—Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $415 thousand of higher interest expense during the second quarter of 2017. Average borrowings increased $109.8 million compared to the second quarter of 2016. Overall, short and long-term borrowing rate and volume changes resulted in $525 thousand of higher interest expense during the second quarter of 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Net Interest Income for the Six Months ended June 30, 2017 and June 30, 2016

Net interest income on a taxable equivalent basis for the first six months of 2017 was $56.0 million compared to $51.5 million for the same period last year. The increase in net interest income was due to an increase in average earning assets of $337.0 million or 11% compared to the first six months of 2016.

The net interest margin for the first six months of 2017 was 3.20%, five basis points lower than 3.25% for the same period last year. This comparable period decrease was a function of a six basis point decrease in interest rate spread to 3.09% during the first six months of 2017, partially offset by a one basis point higher contribution from net free funds. The lower interest rate spread was a result of a six basis point increase in the cost of average interest-bearing liabilities.

The yield on earning assets was 3.63% for the first six months of 2017 and 2016. Loan yields decreased two basis points during the first six months of 2017 to 4.17%. The yield on investment securities decreased one basis point during the first six months of 2017 to 2.47%. Overall, the earning asset rate changes reduced interest income by $327 thousand during the first six months of 2017, but that was more than offset by a favorable volume variance that increased interest income by $6.4 million, which collectively drove a $6.1 million increase in interest income.

Average interest-earning assets were $3.52 billion for the first six months of 2017, an increase of $337.0 million or 11% from the comparable period last year, with average loans up $287.4 million and average securities up $36.4 million. The growth in average loans was comprised of increases in most loan categories. Commercial loans, in particular, were up $146.8 million or 16% from the first half of 2016. Residential real estate loans increased $43.0 million or 11% and consumer indirect loans increased $104.3 million or 15% when comparing the first six months of 2017 with the same period in 2016. Loans represented 68.7% of average interest-earning assets during the first six months of 2017 compared to 66.9% during the first six months of 2016. The increase in the volume of average loans resulted in a $5.9 million increase in interest income, partially offset by a $250 thousand decrease due to the unfavorable rate variance. Securities represented 30.9% of average interest-earning assets during the first six months of 2017 compared to 33.1% during the first six months of 2016. The increase in the volume of average securities resulted in a $457 thousand increase in interest income, partially offset by a $77 thousand decrease due to the unfavorable rate variance.

The cost of interest-bearing liabilities of 0.54% for the first six months of 2017 was six basis points higher than the same period in 2016. Rates on interest-bearing deposits were up three basis points to 0.39% for the first six months of 2017 versus the same period in 2016. The cost of short-term borrowings for the first six months of 2017 was 0.97% or 34 basis points higher than 0.63% for the same period last year. The cost of long-term borrowings for the first six months of 2017 decreased one basis point to 6.32% compared to the same period of 2016. Overall, interest-bearing liability rate and volume increases resulted in $1.6 million of higher interest expense.

Average interest-bearing liabilities of $2.79 billion in the first six months of 2017 were $289.5 million or 12% higher than the first six months of 2016. On average, interest-bearing deposits grew $181.6 million, while noninterest-bearing demand deposits were up $38.3 million. Overall, interest-bearing deposit rate and volume changes resulted in $685 thousand of higher interest expense during the first six months of 2017. Average borrowings increased $107.9 million compared to the first six months of 2016. Overall, short and long-term borrowing rate and volume changes resulted in $881 thousand of higher interest expense during the first six months of 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended June 30,
	2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$16,639	$42	1.03%	$316	$—	0.49%
Investment securities (1):
Taxable	783,173	4,402	2.25	784,166	4,419	2.25
Tax-exempt (2)	302,497	2,301	3.04	291,054	2,243	3.08

Total investment securities	1,085,670	6,703	2.47	1,075,220	6,662	2.48
Loans:
Commercial business	385,938	4,150	4.31	329,901	3,458	4.22
Commercial mortgage	700,010	8,042	4.61	606,360	6,872	4.56
Residential real estate loans	430,237	4,023	3.74	391,826	3,850	3.93
Residential real estate lines	119,333	1,178	3.96	125,212	1,182	3.80
Consumer indirect	802,379	7,574	3.79	683,722	6,491	3.82
Other consumer	16,680	502	12.07	17,562	516	11.81

Total loans	2,454,577	25,469	4.16	2,154,583	22,369	4.17

Total interest-earning assets	3,556,886	32,214	3.63	3,230,119	29,031	3.61

Allowance for loan losses	(31,924)			(28,307)
Other noninterest-earning assets	322,175			305,948

Total assets	$3,847,137			$3,507,760

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$651,485	$225	0.14%	$579,497	$208	0.14%
Savings and money market	1,054,997	362	0.14	1,017,911	330	0.13
Time deposits	762,874	1,913	1.01	698,505	1,547	0.89

Total interest-bearing deposits	2,469,356	2,500	0.41	2,295,913	2,085	0.37
Short-term borrowings	323,562	870	1.08	213,826	344	0.65
Long-term borrowings	39,085	617	6.32	39,015	618	6.33

Total borrowings	362,647	1,487	1.64	252,841	962	1.52

Total interest-bearing liabilities	2,832,003	3,987	0.56	2,548,754	3,047	0.48

Noninterest-bearing demand deposits	658,926			621,912
Other noninterest-bearing liabilities	19,481			19,923
Shareholders’ equity	336,727			317,171

Total liabilities and shareholders’ equity	$3,847,137			$3,507,760

Net interest income (tax-equivalent)		$28,227			$25,984

Interest rate spread			3.07%			3.13%

Net earning assets	$724,883			$681,365

Net interest margin (tax-equivalent)			3.18%			3.23%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.60%			126.73%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$13,377	$67	1.01%	$193	$1	0.53%
Investment securities (1):
Taxable	783,593	8,786	2.24	759,125	8,524	2.25
Tax-exempt (2)	304,261	4,628	3.04	292,286	4,510	3.09

Total investment securities	1,087,854	13,414	2.47	1,051,411	13,034	2.48
Loans:
Commercial business	374,715	7,936	4.27	323,022	6,705	4.17
Commercial mortgage	689,370	15,885	4.65	594,251	13,585	4.60
Residential real estate loans	429,993	8,077	3.76	386,952	7,682	3.97
Residential real estate lines	120,457	2,370	3.97	126,264	2,390	3.81
Consumer indirect	785,228	14,817	3.81	680,927	13,022	3.85
Other consumer	16,818	1,000	11.99	17,744	1,041	11.80

Total loans	2,416,581	50,085	4.17	2,129,160	44,425	4.19

Total interest-earning assets	3,517,812	63,566	3.63	3,180,764	57,460	3.63

Allowance for loan losses	(31,606)			(27,973)
Other noninterest-earning assets	314,853			303,814

Total assets	$3,801,059			$3,456,605

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$642,861	$443	0.14%	$575,960	$411	0.14%
Savings and money market	1,042,748	687	0.13	991,770	654	0.13
Time deposits	742,254	3,601	0.98	678,521	2,981	0.88

Total interest-bearing deposits	2,427,863	4,731	0.39	2,246,251	4,046	0.36
Short-term borrowings	325,368	1,564	0.97	217,576	683	0.63
Long-term borrowings	39,076	1,235	6.32	39,006	1,235	6.33

Total borrowings	364,444	2,799	1.54	256,582	1,918	1.50

Total interest-bearing liabilities	2,792,307	7,530	0.54	2,502,833	5,964	0.48

Noninterest-bearing demand deposits	658,063			619,751
Other noninterest-bearing liabilities	20,307			20,842
Shareholders’ equity	330,382			313,179

Total liabilities and shareholders’ equity	$3,801,059			$3,456,605

Net interest income (tax-equivalent)		$56,036			$51,496

Interest rate spread			3.09%			3.15%

Net earning assets	$725,505			$677,931

Net interest margin (tax-equivalent)			3.20%			3.25%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.98%			127.09%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended June 30, 2017 vs. 2016			Six months ended June 30, 2017 vs. 2016
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$41	$1	$42	$66	$—	$66
Investment securities:
Taxable	(6)	(11)	(17)	274	(12)	262
Tax-exempt	87	(29)	58	183	(65)	118

Total investment securities	81	(40)	41	457	(77)	380
Loans:
Commercial business	601	91	692	1,093	138	1,231
Commercial mortgage	1,075	95	1,170	2,191	109	2,300
Residential real estate loans	365	(192)	173	823	(428)	395
Residential real estate lines	(57)	53	(4)	(112)	92	(20)
Consumer indirect	1,120	(37)	1,083	1,970	(175)	1,795
Other consumer	(27)	13	(14)	(55)	14	(41)

Total loans	3,077	23	3,100	5,910	(250)	5,660

Total interest income	3,199	(16)	3,183	6,433	(327)	6,106

Interest expense:
Deposits:
Interest-bearing demand	25	(8)	17	46	(14)	32
Savings and money market	12	20	32	34	(1)	33
Time deposits	150	216	366	294	326	620

Total interest-bearing deposits	187	228	415	374	311	685
Short-term borrowings	228	298	526	425	456	881
Long-term borrowings	1	(2)	(1)	2	(2)	—

Total borrowings	229	296	525	427	454	881

Total interest expense	416	524	940	801	765	1,566

Net interest income	$2,783	$(540)	$2,243	$5,632	$(1,092)	$4,540

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the three and six month periods ended June 30, 2017 were $3.8 million and $6.6 million, respectively, compared to $2.0 million and $4.3 million for the corresponding periods in 2016. The increase in provision is primarily attributable to growth in the total loan portfolio combined with the impact of the downgrade of one commercial credit relationship. The downgrade necessitated a provision and increase in allowance for loan losses of approximately $925 thousand.

See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service charges on deposits	$1,840	$1,755	$3,585	$3,479
Insurance income	1,133	1,183	2,564	2,855
ATM and debit card	1,456	1,421	2,785	2,746
Investment advisory	1,429	1,365	2,860	2,608
Company owned life insurance	473	486	918	1,854
Investments in limited partnerships	135	36	105	92
Loan servicing	123	112	243	228
Net gain on sale of loans held for sale	72	78	120	156
Net gain on investment securities	210	1,387	416	2,000
Net gain on other assets	6	82	4	86
Contingent consideration liability adjustment	1,200	—	1,200	—
Other	1,256	1,011	2,369	2,029

Total noninterest income	$9,333	$8,916	$17,169	$18,133

Insurance income decreased $291 thousand, or 10%, to $2.6 million for the first six months of 2017 compared to $2.9 million for the first half of 2016. The decrease was primarily due to the loss of legacy SDN accounts.

Investment advisory income increased to $2.9 million in the first half of 2017 compared to $2.6 million in the first half of 2016, reflecting higher assets under managements driven by favorable market conditions and successful business development efforts.

Income from company owned life insurance decreased to $918 thousand in the first six months of 2017 compared to $1.9 million in the same period in 2016, as the first quarter of 2016 included $911 thousand of death benefit proceeds.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income from these equity method investments fluctuates based on the performance of the underlying investments.

During the first half of 2017, we recognized net gains on investment securities totaling $416 thousand from the sale of four agency securities and six mortgage backed securities. The $2.0 million in gains realized during the first half of 2016 resulted from the sale of 17 agency securities and nine mortgage backed securities. The amount and timing of our sale of investment securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

In the second quarter of 2017, we recognized a $1.2 million non-cash fair value adjustment of the contingent liability related to the SDN acquisition. We also recognized $1.6 million of goodwill impairment related to the same acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Salaries and employee benefits	$11,986	$10,818	$23,355	$22,432
Occupancy and equipment	4,184	3,664	8,148	7,289
Professional services	1,229	2,833	2,428	4,280
Computer and data processing	1,312	1,159	2,483	2,246
Supplies and postage	467	464	1,004	1,058
FDIC assessments	469	441	926	877
Advertising and promotions	473	530	751	957
Amortization of intangibles	291	315	588	637
Goodwill impairment	1,575	—	1,575	—
Other	1,955	1,896	3,625	3,562

Total noninterest expense	$23,941	$22,120	$44,883	$43,338

Salaries and employee benefits expense increased by $923 thousand or 4% in the first half of 2017 compared to the same period in 2016, primarily due to additional personnel to support our organic growth initiatives.

Occupancy and equipment expense increased $859 thousand in the first half of 2017 compared to the same period in 2016, primarily due to organic growth initiatives.

Professional services decreased $1.9 million when comparing the first six months of 2017 to the same period in 2016. The prior year includes approximately $2.1 million of professional services associated with responding to the demands of an activist shareholder.

Computer and data processing expense increased $237 thousand, or 11%, when comparing the first half of 2017 to the first half of 2016 primarily due to information technology projects to maintain and improve our infrastructure.

We recognized $1.6 million of goodwill impairment in the second quarter of 2017 related to the SDN acquisition. For additional discussion related to the goodwill impairment see Note 6, Goodwill and Other Intangible Assets, of the notes to consolidated financial statements.

Our efficiency ratio for the six months ended June 30, 2017 was 61.66% compared with 64.08% for the first half of 2016. The lower efficiency ratio is a result of the higher net interest income and noninterest income associated with our organic growth initiatives. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the six months ended June 30, 2017 and 2016, we recorded income tax expense of $5.9 million and $5.6 million, respectively. The effective tax rates for the year-to-date periods in 2017 and 2016 were 29.4% and 27.6%, respectively. The increase in income tax expense and effective tax rate was primarily due to the non-taxable death benefits proceeds on company owned life insurance received in the first quarter of 2016. In addition, the higher effective tax rate in 2017 was a result of the $1.6 million non-cash goodwill impairment charge related to the SDN acquisition, partially offset by the $1.2 million non-cash fair value adjustment of the contingent consideration liability related to the SDN acquisition, both of which were non-taxable adjustments. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate for 2017 and 2016 reflects the New York State tax savings generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale (“AFS”):
U.S. Government agencies and government-sponsored enterprise securities	$187,545	$187,571	$187,325	$186,268
Mortgage-backed securities:
Agency mortgage-backed securities	353,354	351,899	356,667	352,643
Non-Agency mortgage-backed securities	—	875	—	824
Asset-backed securities	—	230	—	191

Total AFS securities	540,899	540,575	543,992	539,926
Securities held to maturity (“HTM”):
State and political subdivisions	289,684	294,202	305,248	305,759
Mortgage-backed securities	243,787	240,700	238,090	234,232

Total HTM securities	533,471	534,902	543,338	539,991

Total investment securities	$1,074,370	$1,075,477	$1,087,330	$1,079,917

The AFS investment securities portfolio increased $649 thousand from $539.9 million at December 31, 2016 to $540.6 million at June 30, 2017. The AFS portfolio had net unrealized losses totaling $324 thousand and $4.1 million at June 30, 2017 and December 31, 2016, respectively. The unrealized losses in the AFS portfolio were predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of June 30, 2017. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$5	0.78%	$32,610	1.67%	$150,720	2.33%	$4,210	1.84%	$187,545	2.20%
Mortgage-backed securities	—	—	112,391	1.90	153,917	2.52	87,046	2.27	353,354	2.26

	5	0.78	145,001	1.85	304,637	2.43	91,256	2.25	540,899	2.24
Held to maturity debt securities:
State and political subdivisions	54,438	1.80	166,487	2.15	68,759	1.87	—	—	289,684	2.02
Mortgage-backed securities	—	—	—	—	10,421	1.65	233,366	2.18	243,787	2.16

	54,438	1.80	166,487	2.15	79,180	1.85	233,366	2.18	533,471	2.08

Total investment securities	$54,443	1.80%	$311,488	2.01%	$383,817	2.31%	$324,622	2.20%	$1,074,370	2.16%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. There were no securities deemed to be other-than-temporarily impaired during the six month periods ended June 30, 2017 and 2016.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Commercial business	$398,343	15.8%	$349,547	14.9%
Commercial mortgage	724,064	28.8	670,058	28.6

Total commercial	1,122,407	44.6	1,019,605	43.5
Residential real estate loans	432,053	17.2	427,937	18.3
Residential real estate lines	118,611	4.7	122,555	5.2
Consumer indirect	826,708	32.8	752,421	32.2
Other consumer	17,093	0.7	17,643	0.8

Total consumer	1,394,465	55.4	1,320,556	56.5

Total loans	2,516,872	100.0%	2,340,161	100.0%

Less: Allowance for loan losses	33,159		30,934

Total loans, net	$2,483,713		$2,309,227

Total loans increased $176.7 million to $2.52 billion at June 30, 2017 from $2.34 billion at December 31, 2016. The increase in loans was attributable to our organic growth initiatives.

Commercial loans increased $102.8 million and represented 44.6% of total loans as of June 30, 2017, a result of our continued commercial business development efforts.

The consumer indirect portfolio totaled $826.7 million and represented 32.8% of total loans as of June 30, 2017. During the first half of 2017, we originated $223.2 million in indirect auto loans with a mix of approximately 41% new auto and 59% used auto. During the first half of 2016, we originated $157.8 million in indirect auto loans with a mix of approximately 41% new auto and 59% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $1.9 million and $1.1 million as of June 30, 2017 and December 31, 2016, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $165.5 million and $173.7 million as of June 30, 2017 and December 31, 2016, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance as of beginning of period	$31,081	$27,568	$30,934	$27,085
Charge-offs:
Commercial business	656	42	1,778	644
Commercial mortgage	—	8	10	12
Residential real estate loans	86	134	100	180
Residential real estate lines	—	47	43	51
Consumer indirect	2,204	1,898	5,013	4,396
Other consumer	187	119	390	276

Total charge-offs	3,133	2,248	7,334	5,559
Recoveries:
Commercial business	88	69	246	169
Commercial mortgage	38	6	252	11
Residential real estate loans	8	100	48	125
Residential real estate lines	46	3	56	7
Consumer indirect	1,122	994	2,173	2,164
Other consumer	77	81	171	203

Total recoveries	1,379	1,253	2,946	2,679

Net charge-offs	1,754	995	4,388	2,880
Provision for loan losses	3,832	1,952	6,613	4,320

Balance at end of period	$33,159	$28,525	$33,159	$28,525

Net loan charge-offs to average loans (annualized)	0.29%	0.19%	0.37%	0.27%
Allowance for loan losses to total loans	1.32%	1.29%	1.32%	1.29%
Allowance for loan losses to non-performing loans	263%	435%	263%	435%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of June 30, 2017.

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

Net charge-offs of $1.8 million in the second quarter of 2017 represented 0.29% of average loans on an annualized basis compared to $995 thousand or 0.19% in the second quarter of 2016. For the six months ended June 30, 2017, net charge-offs of $4.4 million represented 0.37% of average loans, compared to $2.9 million or 0.27% of average loans for the same period in 2016. The allowance for loan losses was $33.2 million at June 30, 2017, compared with $30.9 million at December 31, 2016. The ratio of the allowance for loan losses to total loans was 1.32% at June 30, 2017 and December 31, 2016. The ratio of allowance for loan losses to non-performing loans was 263% at June 30, 2017, compared with 489% at December 31, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	June 30, 2017	December 31, 2016
Nonaccrual loans:
Commercial business	$7,312	$2,151
Commercial mortgage	2,189	1,025
Residential real estate loans	1,579	1,236
Residential real estate lines	379	372
Consumer indirect	1,149	1,526
Other consumer	11	7

Total nonaccrual loans	12,619	6,317
Accruing loans or consumer overdrafts 90 days or more delinquent	11	9

Total non-performing loans	12,630	6,326
Foreclosed assets	154	107

Total non-performing assets	$12,784	$6,433

Non-performing loans to total loans	0.50%	0.27%
Non-performing assets to total assets	0.33%	0.17%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three and six months ended June 30, 2017 was as follows (in thousands):

	Three months ended June 30, 2017	Six months ended June 30, 2017
Nonaccrual loans, beginning of period	$8,010	$6,317
Additions	10,222	17,302
Payments	(1,465)	(2,563)
Charge-offs	(3,030)	(7,124)
Returned to accruing status	(964)	(1,159)
Transferred to other real estate or repossessed assets	(154)	(154)

Nonaccrual loans, end of period	$12,619	$12,619

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at June 30, 2017 were $12.8 million, an increase of $6.4 million from the $6.4 million balance at December 31, 2016. The primary component of non-performing assets is non-performing loans, which were $12.6 million or 0.50% of total loans at June 30, 2017, compared with $6.3 million or 0.27% of total loans at December 31, 2016.

Approximately $4.4 million, or 35%, of the $12.6 million in non-performing loans as of June 30, 2017 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $850 thousand and $1.4 million at June 30, 2017 and December 31, 2016, respectively. We had one TDR that was accruing interest as of June 30, 2017, and we had no TDRs that were accruing interest as of December 31, 2016.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented three properties totaling $154 thousand at June 30, 2017 and four properties totaling $107 thousand at December 31, 2016.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $14.3 million and $15.6 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2017 and December 31, 2016, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$677,124	21.6%	$677,076	22.6%
Interest-bearing demand	631,451	20.2	581,436	19.4
Savings and money market	999,125	31.9	1,034,194	34.5
Time deposits < $250,000	685,242	21.8	602,715	20.2
Time deposits of $250,000 or more	139,544	4.5	99,801	3.3

Total deposits	$3,132,486	100.0%	$2,995,222	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2017, total deposits were $3.13 billion, representing an increase of $137.3 million for the year. Time deposits were approximately 26% of total deposits at June 30, 2017 and 24% at December 31, 2016.

Nonpublic deposits, the largest component of our funding sources, totaled $2.29 billion and $2.19 billion at June 30, 2017 and December 31, 2016, respectively, and represented 73% of total deposits as of the end of each period. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $837.8 million and $803.6 million at June 30, 2017 and December 31, 2016, respectively, and represented 27% of total deposits as of the end of each period. The increase in public deposits during 2017 was due largely to successful business development efforts.

We had no traditional brokered deposits at June 30, 2017 or December 31, 2016; however, we do participate in the CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $167.6 million and $137.5 million, respectively, at June 30, 2017, compared to $143.2 million and $152.9, respectively, at December 31, 2016.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Short-term borrowings - Short-term FHLB borrowings	$347,500	$331,500
Long-term borrowings - Subordinated notes	39,096	39,061

Total borrowings	$386,596	$370,561

Short-term Borrowings

Short-term FHLB borrowings have original maturities of less then one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at June 30, 2017 consisted of $187.6 million in overnight borrowings and $159.9 million in short-term advances. The maximum amount of Short-term FHLB borrowings outstanding at any month-end during the six months ended June 30, 2017 was $355.6 million. Short-term FHLB borrowings at December 31, 2016 consisted of $171.5 million in overnight borrowings and $160.0 million in short-term advances.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $50.0 million of immediate credit capacity with the FHLB as of June 30, 2017. We had approximately $579.0 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at June 30, 2017. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $140.0 million of credit available under unsecured federal funds purchased lines with various banks as of June 30, 2017. Additionally, we had approximately $223.2 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At June 30, 2017, no amounts have been drawn on the line of credit.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $347.5 million outstanding at June 30, 2017. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $769.0 million from various funding sources which include the FHLB, the FRB, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2017. The line of credit has a one year term and matures in May 2018. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $84.5 million as of June 30, 2017, up $13.2 million from $71.3 million as of December 31, 2016. Net cash provided by operating activities totaled $22.6 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $172.7 million, which included outflows of $181.3 million for net loan originations and inflows of $14.8 million from net investment securities transactions. Net cash provided by financing activities of $163.4 million was attributed to a $137.3 million increase in deposits, $16.7 million from the “at-the-market” common stock offering and a $16.0 million increase in short-term borrowings, partly offset by $6.8 million in dividend payments.

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

Shareholders’ equity was $347.6 million at June 30, 2017, an increase of $27.6 million from $320.1 million at December 31, 2016. Net income for the year and stock issued from the “at-the-market” common stock offering increased shareholders’ equity by $14.2 million and $16.7 million, respectively, which were partially offset by common and preferred stock dividends declared of $6.9 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $2.7 million during the first six months of 2017 due primarily to lower net unrealized losses on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2017, the Company’s capital levels remained characterized as “well-capitalized” under these rules.

The following table reflects the ratios and their components (dollars in thousands):

	June 30, 2017	December 31, 2016
Common shareholders’ equity	$330,301	$302,714
Less: Goodwill and other intangible assets, net of deferred tax liabilities	67,908	68,759
Net unrealized (loss) gain on investment securities (1)	(1,413)	(3,729)
Net periodic pension & postretirement benefits plan adjustments	(9,880)	(10,222)
Other	—	—

Common equity Tier 1 (“CET1”) capital	273,686	247,906
Plus: Preferred stock	17,340	17,340
Less: Other	—	—

Tier 1 Capital	291,026	265,246
Plus: Qualifying allowance for loan losses	33,159	30,934
Subordinated Notes	39,096	39,061

Total regulatory capital	$363,281	$335,241

Adjusted average total assets (for leverage capital purposes)	$3,778,477	$3,602,377

Total risk-weighted assets	$2,775,746	$2,584,161

Regulatory Capital Ratios
Tier 1 leverage (Tier 1 capital to adjusted average assets)	7.70%	7.36%
CET1 capital (CET1 capital to total risk-weighted assets)	9.86	9.59
Tier 1 capital (Tier 1 capital to total risk-weighted assets)	10.48	10.26
Total risk-based capital (Total regulatory capital to total risk-weighted assets)	13.09	12.97

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of June 30, 2017 and December 31, 2016 for the Company and the Bank under the BCBS Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the BCBS Capital Rules and the minimum required capital levels as of January 1, 2019 when the BCBS Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the BCBS Capital Rules (in thousands):

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased-in		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Tier 1 leverage:
Company	$291,026	7.70%	$151,139	4.00%	$151,139	4.00%	$188,924	5.00%
Bank	311,463	8.26	150,739	4.00	150,739	4.00	188,424	5.00
CET1 capital:
Company	273,686	9.86	159,605	5.75	194,302	7.00	180,423	6.50
Bank	311,463	11.26	159,077	5.75	193,659	7.00	179,826	6.50
Tier 1 capital:
Company	291,026	10.48	201,242	7.25	235,938	8.50	222,060	8.00
Bank	311,463	11.26	200,576	7.25	235,158	8.50	221,325	8.00
Total capital:
Company	363,281	13.09	256,756	9.25	291,453	10.50	277,575	10.00
Bank	344,622	12.46	255,907	9.25	290,489	10.50	276,656	10.00
December 31, 2016
Tier 1 leverage:
Company	$265,246	7.36%	$144,095	4.00%	$144,095	4.00%	$180,119	5.00%
Bank	284,765	7.92	143,862	4.00	143,862	4.00	179,828	5.00
CET1 capital:
Company	247,906	9.59	132,438	5.13	180,891	7.00	167,970	6.50
Bank	284,765	11.06	132,014	5.13	180,312	7.00	167,432	6.50
Tier 1 capital:
Company	265,246	10.26	171,201	6.63	219,654	8.50	206,733	8.00
Bank	284,765	11.06	170,652	6.63	218,950	8.50	206,070	8.00
Total capital:
Company	335,241	12.97	222,884	8.63	271,337	10.50	258,416	10.00
Bank	315,699	12.26	222,170	8.63	270,467	10.50	257,588	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2016 to June 30, 2017. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At June 30, 2017, the Company was slightly asset sensitive, meaning that net interest income increases in rising rate conditions.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending June 30, 2018 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Change in net interest income	$(1,687)	$896	$1,752	$150
% Change	(1.44)%	0.76%	1.49%	0.13%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2017 and December 31, 2016. The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2017 and December 31, 2016. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	June 30, 2017			December 31, 2016
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$561,824			$532,744
- 100 Basis Points	572,906	$11,082	1.97%	543,506	$10,762	2.02%
+ 100 Basis Points	542,437	(19,387)	(3.45)	507,924	(24,820)	(4.66)
+ 200 Basis Points	520,382	(41,442)	(7.38)	481,692	(51,052)	(9.58)
+ 300 Basis Points	485,535	(76,289)	(13.58)	445,207	(87,537)	(16.43)

The Pre-Shock Scenario EVE was $561.8 million at June 30, 2017, compared to $532.7 million at December 31, 2016. The increase in the Pre-Shock Scenario EVE at June 30, 2017 resulted primarily from a more favorable valuation of non-maturity deposits that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $481.7 million at December 31, 2016 to $520.4 million at June 30, 2017, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from (9.58)% at December 31, 2016 to (7.38)% at June 30, 2017. The decrease in sensitivity resulted from an increased benefit in the valuation of non-maturity deposits in the +200 basis point Rate Shock Scenario EVE as of June 30, 2017, compared to December 31, 2016.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, dated March  7, 2017, as filed with the SEC.

ITEM 6. Exhibits

(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

10.1	Amended and Restated Executive Agreement, dated May 3, 2017, by and between the Company and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 4, 2017

10.2	Amended and Restated Executive Agreement, dated May 3, 2017, by and between the Company and Kevin B. Klotzbach	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated May 4, 2017

10.3	Executive Agreement, dated May 3, 2017, by and between the Company and Michael D. Burneal	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated May 4, 2017

10.4	Executive Agreement, dated May 3, 2017, by and between the Company and Jeffrey P. Kenefick	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated May 4, 2017

10.5	Executive Agreement, dated May 3, 2017, by and between the Company and William L. Kreienberg	Incorporated by reference to Exhibit 10.5 of the Form 8-K, dated May 4, 2017

10.6	Sales Agency Agreement, dated May 30, 2017, by and between the Company and Sandler O’Neill + Partners, L.P.	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 30, 2017

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, August 4, 2017
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, August 4, 2017
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, August 4, 2017
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)