Form 10-Q
period 2017-09-30
FINANCIAL INSTITUTIONS INC
filed 2017-11-03
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 15,626,294 shares of Common Stock, $0.01 par value, outstanding as of October 27, 2017.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$97,838	$71,277
Securities available for sale, at fair value	551,491	539,926
Securities held to maturity, at amortized cost (fair value of $539,476 and $539,991, respectively)	538,332	543,338
Loans held for sale	2,407	1,050
Loans (net of allowance for loan losses of $34,347 and $30,934, respectively)	2,581,888	2,309,227
Company owned life insurance	64,829	63,455
Premises and equipment, net	45,668	42,398
Goodwill and other intangible assets, net	74,997	75,640
Other assets	64,141	64,029

Total assets	$4,021,591	$3,710,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$710,865	$677,076
Interest-bearing demand	656,703	581,436
Savings and money market	1,050,487	1,034,194
Time deposits	863,453	702,516

Total deposits	3,281,508	2,995,222
Short-term borrowings	310,800	331,500
Long-term borrowings, net of issuance costs of $886 and $939, respectively	39,114	39,061
Other liabilities	24,167	24,503

Total liabilities	3,655,589	3,390,286

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,492 shares issued	149	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,847 and 171,906 shares issued, respectively	17,185	17,191

Total preferred equity	17,334	17,340
Common stock, $0.01 par value; 50,000,000 shares authorized; 15,761,849 and 14,692,214 shares issued, respectively	158	147
Additional paid-in capital	112,087	81,755
Retained earnings	249,878	237,687
Accumulated other comprehensive loss	(10,838)	(13,951)
Treasury stock, at cost – 135,555 and 154,617 shares, respectively	(2,617)	(2,924)

Total shareholders’ equity	366,002	320,054

Total liabilities and shareholders’ equity	$4,021,591	$3,710,340

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$27,455	$23,619	$77,540	$68,044
Interest and dividends on investment securities	5,941	5,741	17,736	17,196
Other interest income	—	—	67	1

Total interest income	33,396	29,360	95,343	85,241
Interest expense:
Deposits	3,089	2,192	7,820	6,237
Short-term borrowings	1,251	500	2,815	1,183
Long-term borrowings	618	618	1,853	1,853

Total interest expense	4,958	3,310	12,488	9,273

Net interest income	28,438	26,050	82,855	75,968
Provision for loan losses	2,802	1,961	9,415	6,281

Net interest income after provision for loan losses	25,636	24,089	73,440	69,687
Noninterest income:
Service charges on deposits	1,901	1,913	5,486	5,392
Insurance income	1,488	1,407	4,052	4,262
ATM and debit card	1,445	1,441	4,230	4,187
Investment advisory	1,497	1,326	4,357	3,934
Company owned life insurance	449	486	1,367	2,340
Investments in limited partnerships	(14)	161	91	253
Loan servicing	105	104	348	332
Net gain on sale of loans held for sale	150	46	270	202
Net gain on investment securities	184	426	600	2,426
Net gain on other assets	21	199	25	285
Contingent consideration liability adjustment	—	—	1,200	—
Other	1,348	1,030	3,717	3,059

Total noninterest income	8,574	8,539	25,743	26,672
Noninterest expense:
Salaries and employee benefits	12,348	11,325	35,703	33,757
Occupancy and equipment	4,087	3,617	12,235	10,906
Professional services	1,313	956	3,741	5,236
Computer and data processing	1,208	1,089	3,691	3,335
Supplies and postage	492	490	1,496	1,548
FDIC assessments	440	406	1,366	1,283
Advertising and promotions	188	302	939	1,259
Amortization of intangibles	288	309	876	946
Goodwill impairment	—	—	1,575	—
Other	2,103	2,124	5,728	5,686

Total noninterest expense	22,467	20,618	67,350	63,956

Income before income taxes	11,743	12,010	31,833	32,403
Income tax expense	3,464	3,541	9,365	9,165

Net income	$8,279	$8,469	$22,468	$23,238
Preferred stock dividends	366	366	1,097	1,097

Net income available to common shareholders	$7,913	$8,103	$21,371	$22,141

Earnings per common share (Note 3):
Basic	$0.52	$0.56	$1.44	$1.53
Diluted	$0.52	$0.56	$1.44	$1.53
Cash dividends declared per common share	$0.21	$0.20	$0.63	$0.60
Weighted average common shares outstanding:
Basic	15,268	14,456	14,806	14,429
Diluted	15,302	14,500	14,847	14,485

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$8,279	$8,469	$22,468	$23,238
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	284	(1,446)	2,600	8,948
Pension and post-retirement obligations	171	139	513	418

Total other comprehensive income (loss), net of tax	455	(1,307)	3,113	9,366

Comprehensive income	$8,734	$7,162	$25,581	$32,604

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2017 and 2016

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2016	$17,340	$144	$72,690	$218,920	$(11,327)	$(3,923)	$293,844
Comprehensive income:
Net income	—	—	—	23,238	—	—	23,238
Other comprehensive income, net of tax	—	—	—	—	9,366	—	9,366
Common stock issued	—	3	8,097	—	—	—	8,100
Share-based compensation plans:
Share-based compensation	—	—	597	—	—	—	597
Stock options exercised	—	—	20	—	—	794	814
Restricted stock awards issued, net	—	—	24	—	—	(24)	—
Excess tax benefit on share-based compensation	—	—	10	—	—	—	10
Stock awards	—	—	21	—	—	43	64
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,094)	—	—	(1,094)
Common-$0.60 per share	—	—	—	(8,665)	—	—	(8,665)

Balance at September 30, 2016	$17,340	$147	$81,459	$232,396	$(1,961)	$(3,110)	$326,271

Balance at December 31, 2016	$17,340	$147	$81,755	$237,687	$(13,951)	$(2,924)	$320,054
Cumulative-effect adjustment	—	—	(279)	279	—	—	—

Balance at January 1, 2017	$17,340	$147	$81,476	$237,966	$(13,951)	$(2,924)	$320,054
Comprehensive income:
Net income	—	—	—	22,468	—	—	22,468
Other comprehensive income, net of tax	—	—	—	—	3,113	—	3,113
Common stock issued	—	11	29,653	—	—	—	29,664
Purchases of common stock for treasury	—	—	—	—	—	(148)	(148)
Repurchase of Series B-1 8.48% preferred stock	(6)	—	—	—	—	—	(6)
Share-based compensation plans:
Share-based compensation	—	—	885	—	—	—	885
Stock options exercised	—	—	5	—	—	408	413
Restricted stock awards issued, net	—	—	29	—	—	(29)	—
Stock awards	—	—	39	—	—	76	115
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,094)	—	—	(1,094)
Common-$0.63 per share	—	—	—	(9,459)	—	—	(9,459)

Balance at September 30, 2017	$17,334	$158	$112,087	$249,878	$(10,838)	$(2,617)	$366,002

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$22,468	$23,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,613	4,480
Net amortization of premiums on securities	2,473	2,325
Provision for loan losses	9,415	6,281
Share-based compensation	885	597
Deferred income tax expense (benefit)	(527)	(523)
Proceeds from sale of loans held for sale	9,439	9,246
Originations of loans held for sale	(10,526)	(8,458)
Income from company owned life insurance	(1,367)	(2,340)
Net gain on sale of loans held for sale	(270)	(202)
Net gain on investment securities	(600)	(2,426)
Goodwill impairment	1,575	—
Net gain on other assets	(25)	(285)
(Increase) decrease in other assets	(874)	3,548
(Decrease) increase in other liabilities	(1,266)	1,943

Net cash provided by operating activities	35,413	37,424

Cash flows from investing activities:
Purchases of available for sale securities	(86,434)	(192,140)
Purchases of held to maturity securities	(70,610)	(90,602)
Proceeds from principal payments, maturities and calls on available for sale securities	29,291	107,418
Proceeds from principal payments, maturities and calls on held to maturity securities	74,205	48,424
Proceeds from sales of securities available for sale	49,424	85,772
Net loan originations	(282,455)	(204,691)
Proceeds from company owned life insurance, net of purchases	(7)	2,443
Proceeds from sales of other assets	189	602
Purchases of premises and equipment	(6,966)	(4,242)
Cash consideration paid for acquisition, net of cash acquired	(676)	(868)

Net cash used in investing activities	(294,039)	(247,884)

Cash flows from financing activities:
Net increase in deposits	286,286	332,826
Net decrease in short-term borrowings	(20,700)	(62,900)
Proceeds from issuance of common stock	29,664	—
Repurchase of preferred stock	(6)	—
Purchase of common stock for treasury	(148)	—
Proceeds from stock options exercised	413	814
Excess tax benefit on share-based compensation, net	—	10
Cash dividends paid to common and preferred shareholders	(10,322)	(9,690)

Net cash provided by financing activities	285,187	261,060

Net increase in cash and cash equivalents	26,561	50,600
Cash and cash equivalents, beginning of period	71,277	60,121

Cash and cash equivalents, end of period	$97,838	$110,721

Supplemental information:
Cash paid for interest	$10,189	$8,144
Cash paid for income taxes, net of refunds received	8,677	4,708
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	379	443
Accrued and declared unpaid dividends	3,637	3,257
Increase in net unsettled security purchases	75	2,290
Common stock issued for acquisition	—	8,100
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	812	4,848
Fair value of liabilities assumed	44	1,845

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Company provides diversified financial services through its subsidiaries, Five Star Bank, Scott Danahy Naylon, LLC (“SDN”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank also has indirect lending network relationships with franchised automobile dealers in the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients across 45 states. Courier Capital provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans across 13 states.

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

Derivative Instruments and Hedging Activities

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, none of the Company’s derivatives are designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings.

In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The effective date was deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. Management has completed the scope assessment and contract review for in-scope revenue streams. The Company’s largest source of revenue is net interest income on financial assets and liabilities, which is explicitly excluded from the scope of ASU 2014-09. Revenue streams that are within the scope of ASU 2014-09 include insurance income, investment advisory fees, service charges on deposits and ATM and debit card fees. Management does not anticipate a material change in the timing or measurement of in-scope revenues and continues to evaluate the effect that ASU 2014-09 will have on the recognition of certain contract acquisition costs, as well as changes in the required disclosures. The Company plans to adopt ASU 2014-09 using the modified retrospective transition method with a cumulative effect adjustment to opening retained earnings as of January 1, 2018.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities. These amendments: (a) expand and refine hedge accounting for both financial and non-financial risk components, (b) align the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and (c) include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments related to cash flow and net investment hedges existing at the date of adoption should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to presentation and disclosure should be applied prospectively. The Company is assessing the impact of ASU 2017-12 on its financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.) BUSINESS COMBINATIONS

2017 Activity - Robshaw & Julian Acquisition

On August 31, 2017, Courier Capital completed the acquisition of the assets of Robshaw & Julian Associates, Inc. (“Robshaw & Julian”), a registered investment advisor with approximately $175 million in assets under management, which increased Courier Capital’s total assets under management to a total of approximately $1.6 billion. Consideration for the acquisition included cash and potential future cash bonuses contingent upon achievement of certain revenue performance targets through August 2020. As a result of the acquisition, Courier Capital recorded goodwill of $1.0 million and other intangible assets of $810 thousand. The goodwill and other intangible assets are expected to be deductible for income tax purposes. The allocation of acquisition cost to the assets acquired and liabilities assumed and pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

2016 Activity - Courier Capital Acquisition

On January 5, 2016, the Company completed the acquisition of Courier Capital Corporation, a registered investment advisory and wealth management firm with approximately $1.2 billion in assets under management. Consideration for the acquisition totaled $9.0 million and included stock of $8.1 million and $918 thousand of cash. The acquisition also included $2.8 million of potential future payments of stock and $2.2 million of potential future cash bonuses contingent upon Courier Capital meeting certain EBITDA performance targets through 2018. In addition, the Company purchased two pieces of real property in Buffalo and Jamestown, New York used by Courier Capital for total cash consideration of $1.3 million. As a result of the acquisition, the Company recorded goodwill of $6.0 million and other intangible assets of $3.9 million. The goodwill and other intangible assets are not expected to be deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

This acquisition was accounted for under the acquisition method in accordance with FASB ASC Topic 805. Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. The following table presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values (in thousands).

Cash	$50
Identified intangible assets	3,928
Premises and equipment, accounts receivable and other assets	870
Deferred tax liability	(1,797)
Other liabilities	(48)

Net assets acquired	$3,003

The amounts assigned to goodwill and other intangible assets for the Courier Capital acquisition are as follows (dollars in thousands):

	Amount allocated	Useful life (in years)
Goodwill	$6,015	n/a
Other intangible assets - customer relationships	3,900	20
Other intangible assets - other	28	5

	$9,943

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income available to common shareholders	$7,913	$8,103	$21,371	$22,141
Weighted average common shares outstanding:
Total shares issued	15,448	14,692	15,002	14,688
Unvested restricted stock awards	(44)	(72)	(48)	(76)
Treasury shares	(136)	(164)	(148)	(183)

Total basic weighted average common shares outstanding	15,268	14,456	14,806	14,429
Incremental shares from assumed:
Exercise of stock options	7	16	11	21
Vesting of restricted stock awards	27	28	30	35

Total diluted weighted average common shares outstanding	15,302	14,500	14,847	14,485
Basic earnings per common share	$0.52	$0.56	$1.44	$1.53

Diluted earnings per common share	$0.52	$0.56	$1.44	$1.53

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	—	—	—	—
Restricted stock awards	—	—	2	3

Total	—	—	2	3

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2017
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$163,366	$890	$561	$163,695
Mortgage-backed securities:
Federal National Mortgage Association	332,172	883	2,226	330,829
Federal Home Loan Mortgage Corporation	42,732	128	501	42,359
Government National Mortgage Association	12,864	282	12	13,134
Collateralized mortgage obligations:
Federal National Mortgage Association	225	1	1	225
Federal Home Loan Mortgage Corporation	52	—	—	52
Privately issued	—	950	—	950

Total mortgage-backed securities	388,045	2,244	2,740	387,549
Asset-backed securities	—	247	—	247

Total available for sale securities	$551,411	$3,381	$3,301	$551,491

Securities held to maturity:
State and political subdivisions	293,026	4,580	429	297,177
Mortgage-backed securities:
Federal National Mortgage Association	9,904	32	55	9,881
Federal Home Loan Mortgage Corporation	3,232	—	110	3,122
Government National Mortgage Association	27,672	15	204	27,483
Collateralized mortgage obligations:
Federal National Mortgage Association	81,269	28	1,190	80,107
Federal Home Loan Mortgage Corporation	98,399	163	1,418	97,144
Government National Mortgage Association	24,830	18	286	24,562

Total mortgage-backed securities	245,306	256	3,263	242,299

Total held to maturity securities	$538,332	$4,836	$3,692	$539,476

December 31, 2016
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$187,325	$512	$1,569	$186,268
Mortgage-backed securities:
Federal National Mortgage Association	288,949	897	4,413	285,433
Federal Home Loan Mortgage Corporation	30,182	114	807	29,489
Government National Mortgage Association	15,473	316	15	15,774
Collateralized mortgage obligations:
Federal National Mortgage Association	16,921	74	125	16,870
Federal Home Loan Mortgage Corporation	5,142	—	65	5,077
Privately issued	—	824	—	824

Total mortgage-backed securities	356,667	2,225	5,425	353,467
Asset-backed securities	—	191	—	191

Total available for sale securities	$543,992	$2,928	$6,994	$539,926

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016 (continued)
Securities held to maturity:
State and political subdivisions	305,248	2,127	1,616	305,759
Mortgage-backed securities:
Federal National Mortgage Association	10,362	1	124	10,239
Federal Home Loan Mortgage Corporation	3,290	—	150	3,140
Government National Mortgage Association	24,575	18	182	24,411
Collateralized mortgage obligations:
Federal National Mortgage Association	83,929	21	1,573	82,377
Federal Home Loan Mortgage Corporation	101,025	80	1,827	99,278
Government National Mortgage Association	14,909	40	162	14,787

Total mortgage-backed securities	238,090	160	4,018	234,232

Total held to maturity securities	$543,338	$2,287	$5,634	$539,991

Investment securities with a total fair value of $845.5 million at September 30, 2017 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Proceeds from sales	$24,117	$23,497	$49,424	$85,772
Gross realized gains	190	426	606	2,426
Gross realized losses	6	—	6	—

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2017 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$—	$—
Due from one to five years	122,268	122,260
Due from five to ten years	314,412	314,212
Due after ten years	114,731	115,019

	$551,411	$551,491

Debt securities held to maturity:
Due in one year or less	$59,880	$60,067
Due from one to five years	162,385	165,992
Due from five to ten years	81,871	82,139
Due after ten years	234,196	231,278

	$538,332	$539,476

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2017
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$57,316	$477	$5,043	$84	$62,359	$561
Mortgage-backed securities:
Federal National Mortgage Association	185,246	1,582	39,939	644	225,185	2,226
Federal Home Loan Mortgage Corporation	24,875	101	12,353	400	37,228	501
Government National Mortgage Association	—	—	928	12	928	12
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	122	1	122	1
Federal Home Loan Mortgage Corporation	—	—	9	—	9	—

Total mortgage-backed securities	210,121	1,683	53,351	1,057	263,472	2,740

Total available for sale securities	267,437	2,160	58,394	1,141	325,831	3,301

Securities held to maturity:
State and political subdivisions	18,523	161	15,068	268	33,591	429
Mortgage-backed securities:
Federal National Mortgage Association	5,249	55	—	—	5,249	55
Federal Home Loan Mortgage Corporation	1,851	64	1,270	46	3,121	110
Government National Mortgage Association	19,617	171	1,428	33	21,045	204
Collateralized mortgage obligations:
Federal National Mortgage Association	30,196	402	39,991	788	70,187	1,190
Federal Home Loan Mortgage Corporation	53,062	703	32,029	715	85,091	1,418
Government National Mortgage Association	18,142	205	3,896	81	22,038	286

Total mortgage-backed securities	128,117	1,600	78,614	1,663	206,731	3,263

Total held to maturity securities	146,640	1,761	93,682	1,931	240,322	3,692

Total temporarily impaired securities	$414,077	$3,921	$152,076	$3,072	$566,153	$6,993

December 31, 2016
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$113,261	$1,566	$1,458	$3	$114,719	$1,569
Mortgage-backed securities:
Federal National Mortgage Association	211,491	4,413	—	—	211,491	4,413
Federal Home Loan Mortgage Corporation	24,360	807	—	—	24,360	807
Government National Mortgage Association	1,111	15	—	—	1,111	15
Collateralized mortgage obligations:
Federal National Mortgage Association	8,119	125	—	—	8,119	125
Federal Home Loan Mortgage Corporation	5,077	65	—	—	5,077	65

Total mortgage-backed securities	250,158	5,425	—	—	250,158	5,425

Total available for sale securities	363,419	6,991	1,458	3	364,877	6,994

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016 (continued)
Securities held to maturity:
State and political subdivisions	82,644	1,616	—	—	82,644	1,616
Mortgage-backed securities:
Federal National Mortgage Association	9,253	124	—	—	9,253	124
Federal Home Loan Mortgage Corporation	3,141	150	—	—	3,141	150
Government National Mortgage Association	10,736	182	—	—	10,736	182
Collateralized mortgage obligations:
Federal National Mortgage Association	72,734	1,560	3,107	13	75,841	1,573
Federal Home Loan Mortgage Corporation	92,256	1,825	430	2	92,686	1,827
Government National Mortgage Association	8,675	161	531	1	9,206	162

Total mortgage-backed securities	196,795	4,002	4,068	16	200,863	4,018

Total held to maturity securities	279,439	5,618	4,068	16	283,507	5,634

Total temporarily impaired securities	$642,858	$12,609	$5,526	$19	$648,384	$12,628

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2017 was 317 compared to 463 at December 31, 2016. At September 30, 2017, the Company had positions in 115 investment securities with a fair value of $152.1 million and a total unrealized loss of $3.1 million that have been in a continuous unrealized loss position for more than 12 months. At September 30, 2017, there were a total of 202 securities positions in the Company’s investment portfolio with a fair value of $414.1 million and a total unrealized loss of $3.9 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2016, the Company had positions in nine investment securities with a fair value of $5.5 million and a total unrealized loss of $19 thousand that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2016, there were a total of 454 securities positions in the Company’s investment portfolio with a fair value of $642.9 million and a total unrealized loss of $12.6 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the nine months ended September 30, 2017 and 2016.

Based on management’s review and evaluation of the Company’s debt securities as of September 30, 2017, the debt securities with unrealized losses were not considered to be OTTI. As of September 30, 2017, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of September 30, 2017, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
September 30, 2017
Commercial business	$418,873	$542	$419,415
Commercial mortgage	759,898	(1,911)	757,987
Residential real estate loans	438,936	7,108	446,044
Residential real estate lines	114,747	2,874	117,621
Consumer indirect	827,154	30,374	857,528
Other consumer	17,460	180	17,640

Total	$2,577,068	$39,167	2,616,235

Allowance for loan losses			(34,347)

Total loans, net			$2,581,888

December 31, 2016
Commercial business	$349,079	$468	$349,547
Commercial mortgage	671,552	(1,494)	670,058
Residential real estate loans	421,476	6,461	427,937
Residential real estate lines	119,745	2,810	122,555
Consumer indirect	725,754	26,667	752,421
Other consumer	17,465	178	17,643

Total	$2,305,071	$35,090	2,340,161

Allowance for loan losses			(30,934)

Total loans, net			$2,309,227

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $2.4 million and $1.1 million as of September 30, 2017 and December 31, 2016, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
September 30, 2017
Commercial business	$99	$—	$—	$99	$7,182	$411,592	$418,873
Commercial mortgage	103	260	—	363	2,539	756,996	759,898
Residential real estate loans	473	40	—	513	1,263	437,160	438,936
Residential real estate lines	444	39	—	483	325	113,939	114,747
Consumer indirect	2,603	740	—	3,343	1,250	822,561	827,154
Other consumer	88	4	11	103	15	17,342	17,460

Total loans, gross	$3,810	$1,083	$11	$4,904	$12,574	$2,559,590	$2,577,068

December 31, 2016
Commercial business	$1,337	$—	$—	$1,337	$2,151	$345,591	$349,079
Commercial mortgage	48	—	—	48	1,025	670,479	671,552
Residential real estate loans	1,073	253	—	1,326	1,236	418,914	421,476
Residential real estate lines	216	—	—	216	372	119,157	119,745
Consumer indirect	2,320	488	—	2,808	1,526	721,420	725,754
Other consumer	134	15	9	158	7	17,300	17,465

Total loans, gross	$5,128	$756	$9	$5,893	$6,317	$2,292,861	$2,305,071

There were no loans past due greater than 90 days and still accruing interest as of September 30, 2017 and December 31, 2016. There were $11 thousand and $9 thousand in consumer overdrafts which were past due greater than 90 days as of September 30, 2017 and December 31, 2016, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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
September 30, 2017
Commercial business	—	$—	$—	—	$—	$—
Commercial mortgage	—	—	—	—	—	—

Total	—	$—	$—	—	$—	$—

September 30, 2016
Commercial business	—	$—	$—	3	$526	$526
Commercial mortgage	—	—	—	1	550	550

Total	—	$—	$—	4	$1,076	$1,076

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The loans identified as a TDR by the Company during the nine month periods ended September 30, 2016 were previously reported as impaired loans prior to restructuring. Each of the loans restructured during the nine months ended September 30, 2016 were on nonaccrual status at the end of the respective period. The modifications related to collateral concessions. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classifications did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were either classified as substandard, with an increased risk allowance allocation, or impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the nine months ended September 30, 2017 or 2016. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as of the dates indicated and average recorded investment and interest income recognized on impaired loans for the nine and twelve month periods ended as of the dates indicated (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2017
With no related allowance recorded:
Commercial business	$991	$1,467	$—	$690	$—
Commercial mortgage	604	604	—	629	—

	1,595	2,071	—	1,319	—
With an allowance recorded:
Commercial business	6,339	6,339	2,678	4,342	—
Commercial mortgage	2,438	2,438	174	1,200	—

	8,777	8,777	2,852	5,542	—

	$10,372	$10,848	$2,852	$6,861	$—

December 31, 2016
With no related allowance recorded:
Commercial business	$645	$1,044	$—	$1,338	$—
Commercial mortgage	673	882	—	902	—

	1,318	1,926	—	2,240	—
With an allowance recorded:
Commercial business	1,506	1,506	694	1,467	—
Commercial mortgage	352	352	124	461	—

	1,858	1,858	818	1,928	—

	$3,176	$3,784	$818	$4,168	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
September 30, 2017
Uncriticized	$396,021	$738,843
Special mention	6,569	13,650
Substandard	16,283	7,405
Doubtful	—	—

Total	$418,873	$759,898

December 31, 2016
Uncriticized	$326,254	$652,550
Special mention	10,377	12,690
Substandard	12,448	6,312
Doubtful	—	—

Total	$349,079	$671,552

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
September 30, 2017
Performing	$437,673	$114,422	$825,904	$17,434
Non-performing	1,263	325	1,250	26

Total	$438,936	$114,747	$827,154	$17,460

December 31, 2016
Performing	$420,240	$119,373	$724,228	$17,449
Non-performing	1,236	372	1,526	16

Total	$421,476	$119,745	$725,754	$17,465

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

			Residential	Residential
	Commercial Business	Commercial Mortgage	Real Estate Loans	Real Estate Lines	Consumer Indirect	Other Consumer	Total
September 30, 2017
Loans:
Ending balance	$418,873	$759,898	$438,936	$114,747	$827,154	$17,460	$2,577,068

Evaluated for impairment:
Individually	$7,126	$2,459	$—	$—	$—	$—	$9,585

Collectively	$411,747	$757,439	$438,936	$114,747	$827,154	$17,460	$2,567,483

Allowance for loan losses:
Ending balance	$15,749	$3,727	$1,161	$157	$13,217	$336	$34,347

Evaluated for impairment:
Individually	$2,658	$171	$—	$—	$—	$—	$2,829

Collectively	$13,091	$3,556	$1,161	$157	$13,217	$336	$31,518

September 30, 2016
Loans:
Ending balance	$350,181	$637,799	$419,547	$120,901	$703,499	$17,700	$2,249,627

Evaluated for impairment:
Individually	$2,081	$1,334	$—	$—	$—	$—	$3,415

Collectively	$348,100	$636,465	$419,547	$120,901	$703,499	$17,700	$2,246,212

Allowance for loan losses:
Ending balance	$6,524	$9,710	$1,428	$315	$11,041	$332	$29,350

Evaluated for impairment:
Individually	$436	$122	$—	$—	$—	$—	$558

Collectively	$6,088	$9,588	$1,428	$315	$11,041	$332	$28,792

The following table sets forth the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2017 (in thousands):

			Residential	Residential
	Commercial Business	Commercial Mortgage	Real Estate Loans	Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2017
Beginning balance	$14,622	$3,906	$1,247	$232	$12,833	$319	$33,159
Charge-offs	(130)	—	(198)	(21)	(2,330)	(230)	(2,909)
Recoveries	86	5	37	2	1,086	79	1,295
Provision (credit)	1,171	(184)	75	(56)	1,628	168	2,802

Ending balance	$15,749	$3,727	$1,161	$157	$13,217	$336	$34,347

Nine months ended September 30, 2017
Beginning balance	$7,225	$10,315	$1,478	$303	$11,311	$302	$30,934
Charge-offs	(1,908)	(10)	(298)	(64)	(7,343)	(620)	(10,243)
Recoveries	332	257	85	58	3,259	250	4,241
Provision (credit)	10,100	(6,835)	(104)	(140)	5,990	404	9,415

Ending balance	$15,749	$3,727	$1,161	$157	$13,217	$336	$34,347

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The following table sets forth the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2016 (in thousands):

			Residential	Residential
	Commercial Business	Commercial Mortgage	Real Estate Loans	Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2016
Beginning balance	$6,197	$9,496	$1,444	$318	$10,696	$374	$28,525
Charge-offs	(44)	(156)	(78)	(8)	(2,056)	(158)	(2,500)
Recoveries	75	29	17	4	1,160	79	1,364
Provision (credit)	296	341	45	1	1,241	37	1,961

Ending balance	$6,524	$9,710	$1,428	$315	$11,041	$332	$29,350

Nine months ended September 30, 2016
Beginning balance	$5,540	$9,027	$1,347	$345	$10,458	$368	$27,085
Charge-offs	(688)	(168)	(258)	(59)	(6,452)	(434)	(8,059)
Recoveries	244	40	142	11	3,324	282	4,043
Provision	1,428	811	197	18	3,711	116	6,281

Ending balance	$6,524	$9,710	$1,428	$315	$11,041	$332	$29,350

Risk Characteristics

Commercial business loans primarily consist of loans to businesses in our market area in a diverse range of industries. These loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $65.8 and $66.4 million as of September 30, 2017 and December 31, 2016, respectively. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

(in thousands)	Banking	Non-Banking	Total
Balance, December 31, 2016	$48,536	$17,881	$66,417
Impairment	—	(1,575)	(1,575)
Acquisition	—	998	998

Balance, September 30, 2017	$48,536	$17,304	$65,840

Goodwill and other intangible assets added during the period relates to the acquisition of assets of Robshaw & Julian, which was completed on August 31, 2017. See Note 2 – Business Combinations for additional information.

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

As discussed above, for the quarter ended June 30, 2017, an ad hoc goodwill impairment test for the SDN reporting unit was performed due to the above mentioned identified event. The annual goodwill impairment test will be performed during the fourth quarter as of October 1, 2017. Management performs a qualitative review for events or circumstances indicating potential goodwill impairment on a quarterly basis for all reporting units, and will perform goodwill impairment tests on a more frequent basis, as warranted.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Changes in the gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Other intangible assets:
Gross carrying amount	$13,420	$12,610
Accumulated amortization	(4,263)	(3,387)

Net book value	$9,157	$9,223

Amortization expense for total other intangible assets was $288 thousand and $876 thousand for the three and nine months ended September 30, 2017, and $309 thousand and $946 thousand for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, the estimated amortization expense of other intangible assets for the remainder of 2017 and each of the next five years is as follows (in thousands):

2017 (remainder of year)	$294
2018	1,112
2019	1,011
2020	909
2021	803
2022	725

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Company’s existing credit derivatives result from participations in interest rate swaps provided to external lenders as part of loan participation arrangements, therefore, such derivatives are not used to manage interest rate risk in the Company’s assets or liabilities.

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain one or more of the following provisions: (a) if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations, and (b) if the Company fails to maintain its status as a well capitalized institution, the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of September 30, 2017 and December 31, 2016 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet line item	Fair value		Balance sheet line item	Fair value
	Sept. 30, 2017	Dec. 31, 2016		Sept. 30, 2017	Dec. 31, 2016		Sept. 30, 2017	Dec. 31, 2016
Derivatives not designated as hedging instruments
Credit contracts	$12,349	$—	Other assets	$—	$—	Other liabilities	$9	$—

Total derivatives	$12,349	$—		$—	$—		$9	$—

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Undesignated derivatives	Line item of gain (loss) recognized in income	Gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
Credit contract	Noninterest income - Other	$127	$—	$127	$—

Total undesignated		$127	$—	$127	$—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the nine month periods ended September 30, 2017 and 2016:

	Outstanding	Treasury	Issued
September 30, 2017
Shares outstanding at December 31, 2016	14,537,597	154,617	14,692,214
Common stock issued for “at-the-market” equity offering	1,069,635	—	1,069,635
Restricted stock awards issued	8,510	(8,510)	—
Restricted stock awards forfeited	(10,359)	10,359	—
Stock options exercised	21,320	(21,320)	—
Stock awards	3,914	(3,914)	—
Treasury stock purchases	(4,323)	4,323	—

Shares outstanding at September 30, 2017	15,626,294	135,555	15,761,849

September 30, 2016
Shares outstanding at December 31, 2015	14,190,192	207,317	14,397,509
Common stock issued for Courier Capital acquisition	294,705	—	294,705
Restricted stock awards issued	8,800	(8,800)	—
Restricted stock awards forfeited	(10,183)	10,183	—
Stock options exercised	41,961	(41,961)	—
Stock awards	2,244	(2,244)	—

Shares outstanding at September 30, 2016	14,527,719	164,495	14,692,214

On May 30, 2017, the Company entered into a sales agency agreement, with Sandler O’Neill + Partners, L.P. as sales agent, under which it may sell up to $40 million of its common stock through an “at-the-market” equity offering program. The Company expects to use the net proceeds of this offering to support organic growth and other general corporate purposes, including contributing capital to the Bank. Through the period ended September 30, 2017, the Company has sold 1,069,635 shares of its common stock under this program at a weighted average price of $29.01, representing gross proceeds of approximately $31.0 million. Net proceeds received were approximately $29.7 million.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the components of other comprehensive income (loss) for the three and nine month periods ended September 30, 2017 and 2016 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2017
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$589	$226	$363
Reclassification adjustment for net gains included in net income (1)	(127)	(48)	(79)

Total securities available for sale and transferred securities	462	178	284
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(12)	(4)	(8)
Amortization of net actuarial loss included in income	291	112	179

Total pension and post-retirement obligations	279	108	171

Other comprehensive income	$741	$286	$455

Three months ended September 30, 2016
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(1,922)	$(742)	$(1,180)
Reclassification adjustment for net gains included in net income (1)	(433)	(167)	(266)

Total securities available for sale and transferred securities	(2,355)	(909)	(1,446)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(12)	(5)	(7)
Amortization of net actuarial loss included in income	238	92	146

Total pension and post-retirement obligations	226	87	139

Other comprehensive loss	$(2,129)	$(822)	$(1,307)

Nine months ended September 30, 2017
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$4,747	$1,831	$2,916
Reclassification adjustment for net gains included in net income (1)	(514)	(198)	(316)

Total securities available for sale and transferred securities	4,233	1,633	2,600
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(38)	(14)	(24)
Amortization of net actuarial loss included in income	874	337	537

Total pension and post-retirement obligations	836	323	513

Other comprehensive income	$5,069	$1,956	$3,113

Nine months ended September 30, 2016
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$17,084	$6,593	$10,491
Reclassification adjustment for net gains included in net income (1)	(2,512)	(969)	(1,543)

Total securities available for sale and transferred securities	14,572	5,624	8,948
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(36)	(14)	(22)
Amortization of net actuarial loss included in income	716	276	440

Total pension and post-retirement obligations	680	262	418

Other comprehensive income	$15,252	$5,886	$9,366

(1)	Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Activity in accumulated other comprehensive loss, net of tax, for the three and nine month periods ended September 30, 2017 and 2016 was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Loss
Three months ended September 30, 2017
Balance at beginning of period	$(1,413)	$(9,880)	$(11,293)
Other comprehensive income (loss) before reclassifications	363	—	363
Amounts reclassified from accumulated other comprehensive income (loss)	(79)	171	92

Net current period other comprehensive income (loss)	284	171	455

Balance at end of period	$(1,129)	$(9,709)	$(10,838)

Three months ended September 30, 2016
Balance at beginning of period	$9,698	$(10,352)	$(654)
Other comprehensive income (loss) before reclassifications	(1,180)	—	(1,180)
Amounts reclassified from accumulated other comprehensive income (loss)	(266)	139	(127)

Net current period other comprehensive income (loss)	(1,446)	139	(1,307)

Balance at end of period	$8,252	$(10,213)	$(1,961)

Nine months ended September 30, 2017
Balance at beginning of year	$(3,729)	$(10,222)	$(13,951)
Other comprehensive income (loss) before reclassifications	2,916	—	2,916
Amounts reclassified from accumulated other comprehensive income (loss)	(316)	513	197

Net current period other comprehensive income (loss)	2,600	513	3,113

Balance at end of period	$(1,129)	$(9,709)	$(10,838)

Nine months ended September 30, 2016
Balance at beginning of year	$(696)	$(10,631)	$(11,327)
Other comprehensive income (loss) before reclassifications	10,491	—	10,491
Amounts reclassified from accumulated other comprehensive income (loss)	(1,543)	418	(1,125)

Net current period other comprehensive income (loss)	8,948	418	9,366

Balance at end of period	$8,252	$(10,213)	$(1,961)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine month periods ended September 30, 2017 and 2016 (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	September 30,
	2017	2016
Realized gain on sale of investment securities	$184	$426	Net gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(57)	7	Interest income

	127	433	Total before tax
	(48)	(167)	Income tax expense

	79	266	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	12	12	Salaries and employee benefits
Net actuarial losses (1)	(291)	(238)	Salaries and employee benefits

	(279)	(226)	Total before tax
	108	87	Income tax benefit

	(171)	(139)	Net of tax

Total reclassified for the period	$(92)	$127

	Nine months ended
	September 30,
	2017	2016
Realized gain on sale of investment securities	$600	$2,426	Net gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(86)	86	Interest income

	514	2,512	Total before tax
	(198)	(969)	Income tax expense

	316	1,543	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	38	36	Salaries and employee benefits
Net actuarial losses (1)	(874)	(716)	Salaries and employee benefits

	(836)	(680)	Total before tax
	323	262	Income tax benefit

	(513)	(418)	Net of tax

Total reclassified for the period	$(197)	$1,125

(1)	These items are included in the computation of net periodic pension expense. See Note 11 – Employee Benefit Plans for additional information.

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain employees and executive officers during the first nine months of 2017.

		Weighted
		Average
	Number of	Per Share
	Underlying	Grant Date
	Shares	Fair Value
RSUs	25,331	$32.22
PSUs	12,531	33.07

The grant-date fair value for the RSUs granted during the nine month period ended September 30, 2017 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The number of PSUs that ultimately vest is contingent on achieving specified total shareholder return (“TSR”) targets relative to the SNL Small Cap Bank & Thrift Index, a market index the MD&C Committee has selected as a peer group for this purpose. The shares will be earned based on the Company’s achievement of a relative TSR performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrift Index over a three-year performance period ending December 31, 2019. The shares earned based on the achievement of the TSR performance requirement, if any, will vest on February 22, 2020 assuming the recipient’s continuous service to the Company.

The grant-date fair value of the PSUs granted during the nine month period ended September 30, 2017 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.85 years, (ii) risk free interest rate of 1.45%, (iii) expected dividend yield of 2.41% and (iv) expected stock price volatility over the expected term of the TSR award of 21.9%. The Monte Carlo simulation model is a risk analysis method that selects a random value from a range of estimates.

During the nine months ended September 30, 2017, the Company issued a total of 3,914 shares of common stock in-lieu of cash for the annual retainer of five non-employee directors and granted a total of 8,510 restricted shares of common stock to non-employee directors, of which 4,260 shares vested immediately and 4,250 shares will vest after completion of a one-year service requirement. The market price of the stock and restricted stock on the date of grant was $29.35.

The following is a summary of restricted stock award and restricted stock units activity for the nine month period ended September 30, 2017:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	114,565	$19.90
Granted	49,739	31.40
Vested	(25,053)	23.84
Forfeited	(11,359)	12.81

Outstanding at end of period	127,892	$24.23

At September 30, 2017, the total unrecognized compensation expense related to the nonvested awards granted and expected to vest was $1.7 million. This cost is expected to be recognized over a weighted-average period of 2.0 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during first nine months of 2017 or 2016. There was no unrecognized compensation expense related to unvested stock options as of September 30, 2017. The following is a summary of stock option activity for the nine months ended September 30, 2017 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	49,099	$19.00
Exercised	(21,320)	19.45
Expired	(5,580)	19.64

Outstanding and exercisable at end of period	22,199	$18.40	0.6	$231

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the nine months ended September 30, 2017 and 2016 was $297 thousand and $342 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the nine months ended September 30, 2017 and 2016 was $413 thousand and $814 thousand, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Salaries and employee benefits	$248	$131	$676	$386
Other noninterest expense	32	34	209	211

Total share-based compensation expense	$280	$165	$885	$597

(11.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$785	$722	$2,355	$2,164
Interest cost on projected benefit obligation	613	601	1,840	1,804
Expected return on plan assets	(1,193)	(1,150)	(3,581)	(3,450)
Amortization of unrecognized prior service credit	(12)	(12)	(38)	(36)
Amortization of unrecognized net actuarial loss	291	238	874	716

Net periodic pension expense	$484	$399	$1,450	$1,198

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

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Commitments to extend credit	$644,882	$555,713
Standby letters of credit	13,336	12,689

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $1.1 million at September 30, 2017. The Company had no forward sales commitments at December 31, 2016. The net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

(13.) FAIR VALUE MEASUREMENTS

Determination of Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis

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

Derivative instruments – credit contracts: The fair value of derivative instruments – credit contracts is determined using quoted secondary market prices for similar financial instruments and are classified as Level 2 in the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of the dates indicated (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2017
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$163,695	$—	$163,695
Mortgage-backed securities	—	387,549	—	387,549
Asset-backed securities	—	247	—	247

	$—	$551,491	$—	$551,491

Other liabilities:
Derivative instruments – credit contracts	$—	$9	$—	$9

	$—	$9	$—	$9

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,407	$—	$2,407
Collateral dependent impaired loans	—	—	5,812	5,812
Other assets:
Loan servicing rights	—	—	1,008	1,008
Other real estate owned	—	—	281	281

	$—	$2,407	$7,101	$9,508

December 31, 2016
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$186,268	$—	$186,268
Mortgage-backed securities	—	353,467	—	353,467
Asset-backed securities	—	191	—	191

	$—	$539,926	$—	$539,926

Other liabilities:
Derivative instruments – credit contracts	$—	$—	$—	$—

	$—	$—	$—	$—

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,050	$—	$1,050
Collateral dependent impaired loans	—	—	901	901
Other assets:
Loan servicing rights	—	—	1,075	1,075
Other real estate owned	—	—	107	107

	$—	$1,050	$2,083	$3,133

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2017 and 2016. There were no liabilities measured at fair value on a nonrecurring basis during the nine month periods ended September 30, 2017 and 2016.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$5,812	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 49% discount
Loan servicing rights	1,008	Discounted cash flow	Discount rate Constant prepayment rate	5.1% (3) 12.0% (3)
Other real estate owned	281	Appraisal of collateral (1)	Appraisal adjustments (2)	6% - 43% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the nine months ended September 30, 2017.

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

Long-term borrowings: Long-term borrowings consist of $40 million of subordinated notes issued during the second quarter of 2015. The subordinated notes are valued based on market prices of similar publicly traded subordinated notes, which are characterized as Level 2 liabilities in the fair value hierarchy.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) FAIR VALUE MEASUREMENTS (Continued)

The following presents (in thousands) the placement in the fair value measurement hierarchy of the Company’s financial instruments as of the dates indicated, as well as their carrying amount and estimated fair value.

	Level in	September 30, 2017		December 31, 2016
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$97,838	$97,838	$71,277	$71,277
Securities available for sale	Level 2	551,491	551,491	539,926	539,926
Securities held to maturity	Level 2	538,332	539,476	543,338	539,991
Loans held for sale	Level 2	2,407	2,407	1,050	1,050
Loans	Level 2	2,576,076	2,552,188	2,308,326	2,285,146
Loans (1)	Level 3	5,812	5,812	901	901
Accrued interest receivable	Level 1	10,937	10,937	9,192	9,192
FHLB and FRB stock	Level 2	21,245	21,245	21,780	21,780
Financial liabilities:
Non-maturity deposits	Level 1	2,418,055	2,418,055	2,292,706	2,292,706
Time deposits	Level 2	863,453	861,358	702,516	701,097
Short-term borrowings	Level 1	310,800	310,800	331,500	331,500
Long-term borrowings	Level 2	39,114	41,678	39,061	40,701
Accrued interest payable	Level 1	7,693	7,693	5,394	5,394
Derivative instruments – credit contracts	Level 2	9	9	—	—

(1)	Comprised of collateral dependent impaired loans.

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
September 30, 2017
Goodwill	$48,536	$17,304	$—	$65,840
Other intangible assets, net	421	8,736	—	9,157
Total assets	3,986,979	30,788	3,824	4,021,591
December 31, 2016
Goodwill	$48,536	$17,881	$—	$66,417
Other intangible assets, net	579	8,644	—	9,223
Total assets	3,678,230	31,166	944	3,710,340

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) SEGMENT REPORTING (Continued)

	Banking	Non-Banking (1)	Holding Company and Other	Consolidated Totals
Three months ended September 30, 2017
Net interest income (expense)	$29,056	$—	$(618)	$28,438
Provision for loan losses	(2,802)	—	—	(2,802)
Noninterest income	6,410	2,315	(151)	8,574
Noninterest expense	(19,939)	(1,947)	(581)	(22,467)

Income (loss) before income taxes	12,725	368	(1,350)	11,743
Income tax (expense) benefit	(3,923)	(144)	603	(3,464)

Net income (loss)	$8,802	$224	$(747)	$8,279

Nine months ended September 30, 2017
Net interest income (expense)	$84,708	$—	$(1,853)	$82,855
Provision for loan losses	(9,415)	—	—	(9,415)
Noninterest income	18,203	6,760	780	25,743
Noninterest expense	(58,263)	(7,209)	(1,878)	(67,350)

Income (loss) before income taxes	35,233	(449)	(2,951)	31,833
Income tax (expense) benefit	(10,544)	(440)	1,619	(9,365)

Net income (loss)	$24,689	$(889)	$(1,332)	$22,468

(1)	Includes activity from the acquisition of assets of Robshaw & Julian since August 31, 2017 (the date of acquisition).

	Banking	Non-Banking (2)	Holding Company and Other	Consolidated Totals
Three months ended September 30, 2016
Net interest income (expense)	$26,667	$—	$(617)	$26,050
Provision for loan losses	(1,961)	—	—	(1,961)
Noninterest income	6,579	2,086	(126)	8,539
Noninterest expense	(18,148)	(1,759)	(711)	(20,618)

Income (loss) before income taxes	13,137	327	(1,454)	12,010
Income tax (expense) benefit	(3,987)	(129)	575	(3,541)

Net income (loss)	$9,150	$198	$(879)	$8,469

Nine months ended September 30, 2016
Net interest income (expense)	$77,820	$—	$(1,852)	$75,968
Provision for loan losses	(6,281)	—	—	(6,281)
Noninterest income	20,386	6,620	(334)	26,672
Noninterest expense	(54,547)	(5,329)	(4,080)	(63,956)

Income (loss) before income taxes	37,378	1,291	(6,266)	32,403
Income tax (expense) benefit	(10,977)	(505)	2,317	(9,165)

Net income (loss)	$26,401	$786	$(3,949)	$23,238

(2)	Includes activity from Courier Capital since January 5, 2016 (the date of acquisition).

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we refer to as the Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

•	If we experience greater credit losses than anticipated, earnings may be adversely impacted;

•	Our tax strategies and the value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios;

•	Geographic concentration may unfavorably impact our operations;

•	We depend on the accuracy and completeness of information about or from customers and counterparties;

•	Our insurance brokerage subsidiary is subject to risk related to the insurance industry;

•	Our investment advisory and wealth management operations are subject to risk related to the financial services industry;

•	We may be unable to successfully implement our growth strategies, including the integration and successful management of newly-acquired businesses;

•	We are subject to environmental liability risk associated with our lending activities;

•	Our commercial business and mortgage loans increase our exposure to credit risks;

•	Our indirect lending involves risk elements in addition to normal credit risk;

•	We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason;

•	Any future FDIC insurance premium increases may adversely affect our earnings;

•	We are highly regulated and may be adversely affected by changes in banking laws, regulations and regulatory practices;

•	New or changing tax and accounting rules and interpretations could significantly impact our strategic initiatives, results of operations, cash flows and financial condition;

•	Legal and regulatory proceedings and related matters could adversely affect us and the banking industry in general;

•	A breach in security of our or third party information systems, including the occurrence of a cyber incident or a deficiency in cyber security, may subject us to liability, result in a loss of customer business or damage our brand image;

•	We face competition in staying current with technological changes to compete and meet customer demands;

•	We rely on other companies to provide key components of our business infrastructure;

•	We use financial models for business planning purposes that may not adequately predict future results;

•	We may not be able to attract and retain skilled people;

•	Acquisitions may disrupt our business and dilute shareholder value;

•	We are subject to interest rate risk;

•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally;

•	The policies of the Federal Reserve have a significant impact on our earnings;

•	The soundness of other financial institutions could adversely affect us;

•	The value of our goodwill and other intangible assets may decline in the future;

•	A proxy contest for the election of directors at our annual meeting or proposals arising out of shareholder initiatives could cause us to incur substantial costs and could negatively affect our business;

•	We operate in a highly competitive industry and market area;

•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	Liquidity is essential to our businesses;

•	We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all;

•	We rely on dividends from our subsidiaries for most of our revenue;

•	We may not pay or may reduce the dividends on our common stock;

•	We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could dilute our current shareholders or negatively affect the value of our common stock;

•	Our certificate of incorporation, our bylaws, and certain banking laws may have an anti-takeover effect; and

•	The market price of our common stock may fluctuate significantly in response to a number of factors.

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

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking and other financial needs of individuals, municipalities and businesses of the local communities surrounding our primary service area. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad based banking relationships. Our core customers are primarily businesses, individuals and community organizations who prefer to build banking, insurance and wealth management relationships with a community bank that combines high quality, competitively-priced products and services with personalized service. Because of our identity and origin as a locally operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Summary of 2017 Third Quarter Results

Net income decreased $190 thousand or 2% to $8.3 million for the third quarter of 2017 compared to $8.5 million for the third quarter of 2016. Net income available to common shareholders for the third quarter of 2017 was $7.9 million, or $0.52 per diluted share, compared with $8.1 million, or $0.56 per diluted share, for the third quarter of last year. Return on average equity was 9.17% and return on average assets was 0.83% for the third quarter of 2017 compared to 10.34% and 0.94%, respectively, for the third quarter of 2016.

Net interest income totaled $28.4 million in the third quarter of 2017, up from $26.1 million in the third quarter of 2016. Average earning assets were up $351.4 million, led by a $323.9 million increase in average loans in the third quarter of 2017 compared to the same quarter in 2016. The growth in earning assets was partially offset by a lower net interest margin. Third quarter of 2017 net interest margin was 3.17%, a decrease of six basis points from 3.23% reported in the third quarter of 2016.

The provision for loans losses was $2.8 million in the third quarter of 2017 compared to $2.0 million in the third quarter of 2016. Net charge-offs during the third quarter of 2017 were $1.6 million, up from $1.1 million from the third quarter of 2016. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.25% during the third quarter of 2017 compared with 0.20% in the third quarter of 2016. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the increases in the provision for loan losses and net charge-offs.

Noninterest income totaled $8.6 million in the third quarter of 2017, compared to $8.5 million in the third quarter of 2016. Included in these totals are net gains realized from the sale of investment securities totaling $184 thousand for the third quarter of 2017 and $426 thousand for the third quarter of 2016. Exclusive of this item, noninterest income was $8.4 million in the third quarter of 2017 and $8.1 million in the third quarter of 2016.

Noninterest expense in the third quarter of 2017 totaled $22.5 million compared with $20.6 million in the third quarter of 2016. The increase in noninterest expense was primarily the result of higher salaries and employee benefits and occupancy and equipment expenses related to our organic growth initiatives, including the residential mortgage lending expansion.

The regulatory Common equity Tier 1 ratio and Total risk-based capital ratio were 10.09%, and 13.24%, respectively, for the third quarter of 2017. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income per consolidated statements of income	$33,396	$29,360	$95,343	$85,241
Adjustment to fully taxable equivalent basis	776	789	2,395	2,367

Interest income adjusted to a fully taxable equivalent basis	34,172	30,149	97,738	87,608
Interest expense per consolidated statements of income	4,958	3,310	12,488	9,273

Net interest income on a taxable equivalent basis	$29,214	$26,839	$85,250	$78,335

Analysis of Net Interest Income for the Three Month Periods ended September 30, 2017 and 2016

Net interest income on a taxable equivalent basis for the three months ended September 30, 2017, was $29.2 million, an increase of $2.4 million versus the comparable quarter last year. The increase in net interest income was due to an increase in average earning assets of $351.4 million or 11% compared to the third quarter of 2016.

The net interest margin for the third quarter of 2017 was 3.17%, six basis points lower than 3.23% for the same period in 2016. This comparable period decrease was a function of an eight basis point decrease in net interest spread, partially offset by a higher contribution from net free funds of two basis points (due principally to increases in average noninterest-bearing deposits and other net free funds). The lower net interest spread was a result of a 17 basis point increase in the cost of average interest-bearing liabilities partly offset by a nine basis point increase in the yield on earning assets.

For the third quarter of 2017, the yield on average earning assets of 3.71% was nine basis points higher than the third quarter of 2016. Loan yields increased six basis points to 4.24% when comparing the third quarter of 2017 to the same period in 2016. The yield on investment securities increased one basis point during the third quarter of 2017 to 2.45%. Overall, the earning asset rate changes increased interest income by $416 thousand during the third quarter of 2017, along with a favorable volume variance that increased interest income by $3.6 million, which collectively drove a $4.0 million increase in interest income.

Average interest-earning assets were $3.67 billion for the third quarter 2017, an increase of $351.4 million or 11% from the comparable quarter last year, with average loans up $323.9 million and average securities up $27.5 million. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $180.2 million or 18% from the third quarter of 2016. In addition, consumer indirect loans were up $129.1 million or 18% from the third quarter of 2016. Loans represented 70.1% of average interest-earning assets during the third quarter of 2017 compared to 67.8% during the third quarter of 2016. The increase in the volume of average loans resulted in a $3.5 million increase in interest income, along with a $376 thousand increase due to the favorable rate variance. Securities represented 29.9% of average interest-earning assets during the third quarter of 2017 compared to 32.2% during the third quarter of 2016. The increase in the volume of average securities resulted in a $147 thousand increase in interest income, along with a $40 thousand increase due to the favorable rate variance.

The cost of average interest-bearing liabilities of 0.68% in the third quarter of 2017 was 17 basis points higher than the third quarter of 2016. The cost of average interest-bearing deposits increased 11 basis points to 0.50% and the cost of short-term borrowings increased 66 basis points to 1.29% in the third quarter of 2017 compared to the same quarter of 2016. The cost of long-term borrowings for the third quarter of 2017 decreased one basis point to 6.32% compared to the same quarter of 2016. Overall, interest-bearing liability rate and volume increases resulted in $1.6 million of higher interest expense.

Average interest-bearing liabilities of $2.89 billion in the third quarter of 2017 were $286.2 million or 11% higher than the third quarter of 2016. On average, interest-bearing deposits grew $215.7 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $40.9 million. The increase in average deposits was due in part to seasonal inflows of municipal deposits, successful business development efforts in retail banking, and an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities—Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $897 thousand of higher interest expense during the third quarter of 2017. Average borrowings increased $70.5 million compared to the third quarter of 2016. Overall, short and long-term borrowing rate and volume changes resulted in $751 thousand of higher interest expense during the third quarter of 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Net Interest Income for the Nine Months ended September 30, 2017 and September 30, 2016

Net interest income on a taxable equivalent basis for the first nine months of 2017 was $85.3 million compared to $78.3 million for the same period last year. The increase in net interest income was due to an increase in average earning assets of $342.0 million or 11% compared to the first nine months of 2016.

The net interest margin for the first nine months of 2017 was 3.19%, five basis points lower than 3.24% for the same period last year. This comparable period decrease was a function of a six basis point decrease in net interest spread to 3.07% during the first nine months of 2017, partially offset by a one basis point higher contribution from net free funds. The lower net interest spread was a result of a ten basis point increase in the cost of average interest-bearing liabilities.

For the first nine months of 2017, the yield on average earning assets of 3.66% was four basis points higher than the first nine months of 2016. Loan yields increased one basis point during the first nine months of 2017 to 4.20%. The yield on investment securities decreased one basis point during the first nine months of 2017 to 2.46%. Overall, the earning asset rate changes increased interest income by $88 thousand during the first nine months of 2017, along with a favorable volume variance that increased interest income by $10.0 million, which collectively drove a $10.1 million increase in interest income.

Average interest-earning assets were $3.57 billion for the first nine months of 2017, an increase of $342.0 million or 11% from the comparable period last year, with average loans up $299.9 million and average securities up $33.5 million. The growth in average loans was comprised of increases in most loan categories. Commercial loans, in particular, were up $158.2 million or 17% from the first nine months of 2016. Residential real estate loans increased $35.5 million or 9% and consumer indirect loans increased $112.7 million or 16% when comparing the first nine months of 2017 with the same period in 2016. Loans represented 69.2% of average interest-earning assets during the first nine months of 2017 compared to 67.2% during the first nine months of 2016. The increase in the volume of average loans resulted in a $9.4 million increase in interest income, along with a $124 thousand increase due to the favorable rate variance. Securities represented 30.6% of average interest-earning assets during the first nine months of 2017 compared to 32.8% during the first nine months of 2016. The increase in the volume of average securities resulted in a $604 thousand increase in interest income, partially offset by a $36 thousand decrease due to the unfavorable rate variance.

The cost of interest-bearing liabilities of 0.59% for the first nine months of 2017 was ten basis points higher than the same period in 2016. Rates on interest-bearing deposits were up six basis points to 0.43% for the first nine months of 2017 versus the same period in 2016. The cost of short-term borrowings for the first nine months of 2017 was 1.09% or 46 basis points higher than 0.63% for the same period last year. The cost of long-term borrowings for the first nine months of 2017 decreased one basis point to 6.32% compared to the same period of 2016. Overall, interest-bearing liability rate and volume increases resulted in $3.2 million of higher interest expense.

Average interest-bearing liabilities of $2.83 billion in the first nine months of 2017 were $288.5 million or 11% higher than the first nine months of 2016. On average, interest-bearing deposits grew $193.1 million, while noninterest-bearing demand deposits were up $39.2 million. Overall, interest-bearing deposit rate and volume changes resulted in $1.6 million of higher interest expense during the first nine months of 2017. Average borrowings increased $95.4 million compared to the first nine months of 2016. Overall, short and long-term borrowing rate and volume changes resulted in $1.6 million of higher interest expense during the first nine months of 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended September 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$—	$—	—%	$1	$—	—%
Investment securities (1):
Taxable	803,814	4,501	2.24	773,037	4,276	2.21
Tax-exempt (2)	292,560	2,216	3.03	295,829	2,254	3.05

Total investment securities	1,096,374	6,717	2.45	1,068,866	6,530	2.44
Loans:
Commercial business	405,308	4,586	4.49	352,696	3,691	4.16
Commercial mortgage	752,634	8,876	4.68	625,003	7,261	4.62
Residential real estate loans	438,436	4,080	3.72	417,854	3,987	3.82
Residential real estate lines	117,597	1,241	4.19	123,312	1,165	3.76
Consumer indirect	841,081	8,145	3.84	711,948	6,987	3.90
Other consumer	17,184	527	12.17	17,548	528	11.97

Total loans	2,572,240	27,455	4.24	2,248,361	23,619	4.18

Total interest-earning assets	3,668,614	34,172	3.71	3,317,228	30,149	3.62

Allowance for loan losses	(33,740)			(29,314)
Other noninterest-earning assets	316,128			305,758

Total assets	$3,951,002			$3,593,672

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$612,401	$224	0.14%	$547,545	$206	0.15%
Savings and money market	998,769	386	0.15	981,207	335	0.14
Time deposits	855,371	2,479	1.15	722,098	1,651	0.91

Total interest-bearing deposits	2,466,541	3,089	0.50	2,250,850	2,192	0.39
Short-term borrowings	385,512	1,251	1.29	315,122	500	0.63
Long-term borrowings	39,103	618	6.32	39,032	618	6.33

Total borrowings	424,615	1,869	1.75	354,154	1,118	1.26

Total interest-bearing liabilities	2,891,156	4,958	0.68	2,605,004	3,310	0.51

Noninterest-bearing demand deposits	679,303			638,417
Other noninterest-bearing liabilities	22,226			24,387
Shareholders’ equity	358,317			325,864

Total liabilities and shareholders’ equity	$3,951,002			$3,593,672

Net interest income (tax-equivalent)		$29,214			$26,839

Net interest spread			3.03%			3.11%

Net earning assets	$777,458			$712,224

Net interest margin (tax-equivalent)			3.17%			3.23%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.89%			127.34%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$8,869	$67	1.02%	$129	$1	0.61%
Investment securities (1):
Taxable	790,407	13,287	2.24	763,796	12,800	2.23
Tax-exempt (2)	300,318	6,844	3.04	293,476	6,763	3.07

Total investment securities	1,090,725	20,131	2.46	1,057,272	19,563	2.47
Loans:
Commercial business	385,025	12,522	4.35	332,985	10,396	4.17
Commercial mortgage	710,690	24,761	4.66	604,577	20,846	4.61
Residential real estate loans	432,838	12,157	3.74	397,327	11,669	3.92
Residential real estate lines	119,493	3,611	4.04	125,273	3,555	3.79
Consumer indirect	804,051	22,962	3.82	691,343	20,009	3.87
Other consumer	16,941	1,527	12.05	17,678	1,569	11.85

Total loans	2,469,038	77,540	4.20	2,169,183	68,044	4.19

Total interest-earning assets	3,568,632	97,738	3.66	3,226,584	87,608	3.62

Allowance for loan losses	(32,325)			(28,423)
Other noninterest-earning assets	315,283			304,467

Total assets	$3,851,590			$3,502,628

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$632,596	$667	0.14%	$566,419	$617	0.15%
Savings and money market	1,027,927	1,073	0.14	988,224	989	0.13
Time deposits	780,374	6,080	1.04	693,153	4,631	0.89

Total interest-bearing deposits	2,440,897	7,820	0.43	2,247,796	6,237	0.37
Short-term borrowings	345,637	2,815	1.09	250,329	1,183	0.63
Long-term borrowings	39,085	1,853	6.32	39,015	1,853	6.33

Total borrowings	384,722	4,668	1.62	289,344	3,036	1.40

Total interest-bearing liabilities	2,825,619	12,488	0.59	2,537,140	9,273	0.49

Noninterest-bearing demand deposits	665,221			626,018
Other noninterest-bearing liabilities	20,954			22,032
Shareholders’ equity	339,796			317,438

Total liabilities and shareholders’ equity	$3,851,590			$3,502,628

Net interest income (tax-equivalent)		$85,250			$78,335

Net interest spread			3.07%			3.13%

Net earning assets	$743,013			$689,444

Net interest margin (tax-equivalent)			3.19%			3.24%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.30%			127.17%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Nine months ended
	September 30, 2017 vs. 2016			September 30, 2017 vs. 2016
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—	$66	$—	$66
Investment securities:
Taxable	172	53	225	447	40	487
Tax-exempt	(25)	(13)	(38)	157	(76)	81

Total investment securities	147	40	187	604	(36)	568
Loans:
Commercial business	579	316	895	1,678	448	2,126
Commercial mortgage	1,503	112	1,615	3,695	220	3,915
Residential real estate loans	193	(100)	93	1,012	(524)	488
Residential real estate lines	(56)	132	76	(169)	225	56
Consumer indirect	1,252	(94)	1,158	3,222	(269)	2,953
Other consumer	(11)	10	(1)	(66)	24	(42)

Total loans	3,460	376	3,836	9,372	124	9,496

Total interest income	3,607	416	4,023	10,042	88	10,130

Interest expense:
Deposits:
Interest-bearing demand	24	(6)	18	70	(20)	50
Savings and money market	6	45	51	40	44	84
Time deposits	338	490	828	625	824	1,449

Total interest-bearing deposits	368	529	897	735	848	1,583
Short-term borrowings	132	619	751	562	1,070	1,632
Long-term borrowings	1	(1)	—	3	(3)	—

Total borrowings	133	618	751	565	1,067	1,632

Total interest expense	501	1,147	1,648	1,300	1,915	3,215

Net interest income	$3,106	$(731)	$2,375	$8,742	$(1,827)	$6,915

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the three and nine month periods ended September 30, 2017 were $2.8 million and $9.4 million, respectively, compared to $2.0 million and $6.3 million for the corresponding periods in 2016. The increase in provision is primarily attributable to growth in the total loan portfolio combined with the impact of the downgrade of one commercial credit relationship in the second quarter of 2017. The downgrade necessitated a provision and increase in allowance for loan losses of approximately $925 thousand.

See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Service charges on deposits	$1,901	$1,913	$5,486	$5,392
Insurance income	1,488	1,407	4,052	4,262
ATM and debit card	1,445	1,441	4,230	4,187
Investment advisory	1,497	1,326	4,357	3,934
Company owned life insurance	449	486	1,367	2,340
Investments in limited partnerships	(14)	161	91	253
Loan servicing	105	104	348	332
Net gain on sale of loans held for sale	150	46	270	202
Net gain on investment securities	184	426	600	2,426
Net gain on other assets	21	199	25	285
Contingent consideration liability adjustment	—	—	1,200	—
Other	1,348	1,030	3,717	3,059

Total noninterest income	$8,574	$8,539	$25,743	$26,672

Insurance income decreased $210 thousand, or 5%, to $4.1 million for the first nine months of 2017 compared to $4.3 million for the first nine months of 2016. The decrease was primarily the result of non-renewal by a few large commercial accounts during 2016 due to: one customer being acquired, one customer going out of business and one customer selecting another agency during a competitive bidding process. These non-renewals have been partially replaced with several new, but smaller, commercial and personal accounts.

Investment advisory income increased to $4.4 million in the first nine months of 2017 compared to $3.9 million in the first nine months of 2016, reflecting higher assets under management driven by the acquisition of assets of Robshaw & Julian and favorable market conditions and successful business development efforts.

Income from company owned life insurance decreased to $1.4 million in the first nine months of 2017 compared to $2.3 million in the same period in 2016, as the first quarter of 2016 included $911 thousand of death benefit proceeds.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income from these equity method investments fluctuates based on the performance of the underlying investments.

During the first nine months of 2017, we recognized net gains on investment securities totaling $600 thousand from the sale of eleven agency securities and six mortgage backed securities. The $2.4 million in gains realized during the first nine months of 2016 resulted from the sale of 24 agency securities and nine mortgage backed securities. The amount and timing of our sale of investment securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

In the second quarter of 2017, we recognized a $1.2 million non-cash fair value adjustment of the contingent liability related to the SDN acquisition. We also recognized $1.6 million of goodwill impairment related to the same acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Salaries and employee benefits	$12,348	$11,325	$35,703	$33,757
Occupancy and equipment	4,087	3,617	12,235	10,906
Professional services	1,313	956	3,741	5,236
Computer and data processing	1,208	1,089	3,691	3,335
Supplies and postage	492	490	1,496	1,548
FDIC assessments	440	406	1,366	1,283
Advertising and promotions	188	302	939	1,259
Amortization of intangibles	288	309	876	946
Goodwill impairment	—	—	1,575	—
Other	2,103	2,124	5,728	5,686

Total noninterest expense	$22,467	$20,618	$67,350	$63,956

Salaries and employee benefits expense increased by $1.9 million or 6% in the first nine months of 2017 compared to the same period in 2016, primarily due to additional personnel to support our organic growth initiatives.

Occupancy and equipment expense increased $1.3 million in the first nine months of 2017 compared to the same period in 2016, primarily due to organic growth initiatives.

Professional services decreased $1.5 million when comparing the first nine months of 2017 to the same period in 2016. The prior year includes approximately $2.1 million of professional services associated with responding to the demands of an activist shareholder.

Computer and data processing expense increased $356 thousand, or 11%, when comparing the first nine months of 2017 to the first nine months of 2016 primarily due to information technology projects to maintain and improve our infrastructure.

We recognized $1.6 million of goodwill impairment in the second quarter of 2017 related to the SDN acquisition. For additional discussion related to the goodwill impairment see Note 6, Goodwill and Other Intangible Assets, of the notes to consolidated financial statements.

Our efficiency ratio for the nine months ended September 30, 2017 was 61.01% compared with 62.35% for the first nine months of 2016. The lower efficiency ratio is a result of the higher net interest income associated with our organic growth initiatives. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the nine months ended September 30, 2017 and 2016, we recorded income tax expense of $9.4 million and $9.2 million, respectively. The effective tax rates for the year-to-date periods in 2017 and 2016 were 29.4% and 28.3%, respectively. The increase in income tax expense and effective tax rate was primarily due to the non-taxable death benefits proceeds on company owned life insurance received in the first quarter of 2016. In addition, the higher effective tax rate in 2017 was a result of the $1.6 million non-cash goodwill impairment charge related to the SDN acquisition, partially offset by the $1.2 million non-cash fair value adjustment of the contingent consideration liability related to the SDN acquisition, both of which were non-taxable adjustments. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate for 2017 and 2016 reflects the New York State tax savings generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale (“AFS”):
U.S. Government agencies and government-sponsored enterprise securities	$163,366	$163,695	$187,325	$186,268
Mortgage-backed securities:
Agency mortgage-backed securities	388,045	386,599	356,667	352,643
Non-Agency mortgage-backed securities	—	950	—	824
Asset-backed securities	—	247	—	191

Total AFS securities	551,411	551,491	543,992	539,926
Securities held to maturity (“HTM”):
State and political subdivisions	293,026	297,177	305,248	305,759
Mortgage-backed securities	245,306	242,299	238,090	234,232

Total HTM securities	538,332	539,476	543,338	539,991

Total investment securities	$1,089,743	$1,090,967	$1,087,330	$1,079,917

The AFS investment securities portfolio increased $11.6 million from $539.9 million at December 31, 2016 to $551.5 million at September 30, 2017. The AFS portfolio had net unrealized gains (losses) totaling $80 thousand and $(4.1) million at September 30, 2017 and December 31, 2016, respectively. The unrealized gains (losses) in the AFS portfolio were predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of September 30, 2017. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—%	$15,210	1.87%	$144,055	2.32%	$4,101	2.08%	$163,366	2.27%
Mortgage-backed securities	—	—	107,058	1.92	170,357	2.52	110,630	2.29	388,045	2.29

	—	—	122,268	1.92	314,412	2.43	114,731	2.28	551,411	2.29
Held to maturity debt securities:
State and political subdivisions	59,880	1.83	162,385	2.16	70,761	1.85	—	—	293,026	2.02
Mortgage-backed securities	—	—	—	—	11,110	1.61	234,196	2.17	245,306	2.15

	59,880	1.83	162,385	2.16	81,871	1.82	234,196	2.17	538,332	2.08

Total investment securities	$59,880	1.83%	$284,653	2.06%	$396,283	2.30%	$348,927	2.21%	$1,089,743	2.18%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. There were no securities deemed to be other-than-temporarily impaired during the nine month periods ended September 30, 2017 and 2016.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Commercial business	$419,415	16.0%	$349,547	14.9%
Commercial mortgage	757,987	29.0	670,058	28.6

Total commercial	1,177,402	45.0	1,019,605	43.5
Residential real estate loans	446,044	17.0	427,937	18.3
Residential real estate lines	117,621	4.5	122,555	5.2
Consumer indirect	857,528	32.8	752,421	32.2
Other consumer	17,640	0.7	17,643	0.8

Total consumer	1,438,833	55.0	1,320,556	56.5

Total loans	2,616,235	100.0%	2,340,161	100.0%

Less: Allowance for loan losses	34,347		30,934

Total loans, net	$2,581,888		$2,309,227

Total loans increased $276.1 million to $2.62 billion at September 30, 2017 from $2.34 billion at December 31, 2016. The increase in loans was attributable to our organic growth initiatives.

Commercial loans increased $157.8 million and represented 45.0% of total loans as of September 30, 2017, a result of our continued commercial business development efforts.

The consumer indirect portfolio totaled $857.5 million and represented 32.8% of total loans as of September 30, 2017. During the first nine months of 2017, we originated $334.9 million in indirect auto loans with a mix of approximately 42% new auto and 58% used auto. During the first nine months of 2016, we originated $265.2 million in indirect auto loans with a mix of approximately 43% new auto and 57% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $2.4 million and $1.1 million as of September 30, 2017 and December 31, 2016, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $164.6 million and $173.7 million as of September 30, 2017 and December 31, 2016, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance as of beginning of period	$33,159	$28,525	$30,934	$27,085
Charge-offs:
Commercial business	130	44	1,908	688
Commercial mortgage	—	156	10	168
Residential real estate loans	198	78	298	258
Residential real estate lines	21	8	64	59
Consumer indirect	2,330	2,056	7,343	6,452
Other consumer	230	158	620	434

Total charge-offs	2,909	2,500	10,243	8,059
Recoveries:
Commercial business	86	75	332	244
Commercial mortgage	5	29	257	40
Residential real estate loans	37	17	85	142
Residential real estate lines	2	4	58	11
Consumer indirect	1,086	1,160	3,259	3,324
Other consumer	79	79	250	282

Total recoveries	1,295	1,364	4,241	4,043

Net charge-offs	1,614	1,136	6,002	4,016
Provision for loan losses	2,802	1,961	9,415	6,281

Balance at end of period	$34,347	$29,350	$34,347	$29,350

Net loan charge-offs to average loans (annualized)	0.25%	0.20%	0.33%	0.25%
Allowance for loan losses to total loans	1.31%	1.29%	1.31%	1.29%
Allowance for loan losses to non-performing loans	273%	481%	273%	481%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of September 30, 2017.

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

Net charge-offs of $1.6 million in the third quarter of 2017 represented 0.25% of average loans on an annualized basis compared to $1.1 million or 0.20% in the third quarter of 2016. For the nine months ended September 30, 2017, net charge-offs of $6.0 million represented 0.33% of average loans on an annualized basis, compared to $4.0 million or 0.25% for the same period in 2016. The allowance for loan losses was $34.3 million at September 30, 2017, compared with $30.9 million at December 31, 2016. The ratio of the allowance for loan losses to total loans was 1.31% at September 30, 2017, compared with 1.32% at December 31, 2016. The ratio of allowance for loan losses to non-performing loans was 273% at September 30, 2017, compared with 489% at December 31, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	September 30,	December 31,
	2017	2016
Nonaccrual loans:
Commercial business	$7,182	$2,151
Commercial mortgage	2,539	1,025
Residential real estate loans	1,263	1,236
Residential real estate lines	325	372
Consumer indirect	1,250	1,526
Other consumer	15	7

Total nonaccrual loans	12,574	6,317
Accruing loans or consumer overdrafts 90 days or more delinquent	11	9

Total non-performing loans	12,585	6,326
Foreclosed assets	281	107

Total non-performing assets	$12,866	$6,433

Non-performing loans to total loans	0.48%	0.27%
Non-performing assets to total assets	0.32%	0.17%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three and nine months ended September 30, 2017 was as follows (in thousands):

	Three months	Nine months
	ended	ended
	September 30, 2017	September 30, 2017
Nonaccrual loans, beginning of period	$12,619	$6,317
Additions	4,608	21,910
Payments	(1,364)	(3,927)
Charge-offs	(2,747)	(9,871)
Returned to accruing status	(317)	(1,476)
Transferred to other real estate or repossessed assets	(225)	(379)

Nonaccrual loans, end of period	$12,574	$12,574

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at September 30, 2017 were $12.9 million, an increase of $6.4 million from December 31, 2016. The primary component of non-performing assets is non-performing loans, which were $12.6 million or 0.48% of total loans at September 30, 2017, compared with $6.3 million or 0.27% of total loans at December 31, 2016. The increase was primarily the result of the second quarter internal downgrade of two commercial credit relationships with unpaid principal balances totaling $5.6 million.

Approximately $823 thousand, or 7%, of the $12.6 million in non-performing loans as of September 30, 2017 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $164 thousand and $1.4 million at September 30, 2017 and December 31, 2016, respectively. We had one TDR of $650 thousand that was accruing interest as of September 30, 2017, and we had no TDRs that were accruing interest as of December 31, 2016.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented five properties totaling $281 thousand at September 30, 2017 and four properties totaling $107 thousand at December 31, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $14.0 million and $15.6 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2017 and December 31, 2016, respectively.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$710,865	21.7%	$677,076	22.6%
Interest-bearing demand	656,703	20.0	581,436	19.4
Savings and money market	1,050,487	32.0	1,034,194	34.5
Time deposits < $250,000	706,373	21.5	602,715	20.2
Time deposits of $250,000 or more	157,080	4.8	99,801	3.3

Total deposits	$3,281,508	100.0%	$2,995,222	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2017, total deposits were $3.28 billion, representing an increase of $286.3 million for the year. Time deposits were approximately 26% of total deposits at September 30, 2017 and 24% at December 31, 2016.

Nonpublic deposits, the largest component of our funding sources, totaled $2.36 billion and $2.19 billion at September 30, 2017 and December 31, 2016, respectively, and represented 72% and 73% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $926.0 million and $803.6 million at September 30, 2017 and December 31, 2016, respectively, and represented 28% and 27% of total deposits as of the end of each period, respectively. The increase in public deposits during 2017 was due largely to successful business development efforts.

We had no traditional brokered deposits at September 30, 2017 or December 31, 2016; however, we do participate in the CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $168.0 million and $146.1 million, respectively, at September 30, 2017, compared to $143.2 million and $152.9, respectively, at December 31, 2016.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2017	2016
Short-term borrowings - Short-term FHLB borrowings	$310,800	$331,500
Long-term borrowings - Subordinated notes	39,114	39,061

Total borrowings	$349,914	$370,561

MANAGEMENT’S DISCUSSION AND ANALYSIS

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less then one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at September 30, 2017 consisted of $163.3 million in overnight borrowings and $147.5 million in short-term advances. The maximum amount of short-term FHLB borrowings outstanding at any month-end during the nine months ended September 30, 2017 was $446.9 million. Short-term FHLB borrowings at December 31, 2016 consisted of $171.5 million in overnight borrowings and $160.0 million in short-term advances.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $204.8 million of immediate credit capacity with the FHLB as of September 30, 2017. We had approximately $606.4 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at September 30, 2017. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $140.0 million of credit available under unsecured federal funds purchased lines with various banks as of September 30, 2017. Additionally, we had approximately $227.7 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At September 30, 2017, no amounts have been drawn on the line of credit.

Long-term Borrowings

On April 15, 2015, we issued $40.0 million of Subordinated Notes in a registered public offering. The Subordinated Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate plus 3.944%, payable quarterly. The Subordinated Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $310.8 million outstanding at September 30, 2017. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $951.2 million from various funding sources which include the FHLB, the FRB, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2017. The line of credit has a one year term and matures in May 2018. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $97.8 million as of September 30, 2017, up $26.6 million from $71.3 million as of December 31, 2016. Net cash provided by operating activities totaled $35.4 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $294.0 million, which included outflows of $282.5 million for net loan originations and $4.1 million from net investment securities transactions. Net cash provided by financing activities of $285.2 million was attributed to a $286.3 million increase in deposits and $29.7 million from the “at-the-market” common stock offering, partly offset by a $20.7 million decrease in short-term borrowings and $10.3 million in dividend payments.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Shareholders’ equity was $366.0 million at September 30, 2017, an increase of $45.9 million from $320.1 million at December 31, 2016. Net income for the year and stock issued from the “at-the-market” common stock offering increased shareholders’ equity by $22.5 million and $29.7 million, respectively, which were partially offset by common and preferred stock dividends declared of $10.6 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $3.1 million during the first nine months of 2017 due primarily to lower net unrealized losses on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2017, the Company’s capital levels remained characterized as “well-capitalized” under these rules.

The following table reflects the ratios and their components (dollars in thousands):

	September 30,	December 31,
	2017	2016
Common shareholders’ equity	$348,668	$302,714
Less: Goodwill and other intangible assets, net of deferred tax liabilities	69,324	68,759
Net unrealized (loss) gain on investment securities (1)	(1,129)	(3,729)
Net periodic pension & postretirement benefits plan adjustments	(9,709)	(10,222)
Other	—	—

Common equity Tier 1 (“CET1”) capital	290,182	247,906
Plus: Preferred stock	17,334	17,340
Less: Other	—	—

Tier 1 Capital	307,516	265,246
Plus: Qualifying allowance for loan losses	34,347	30,934
Subordinated Notes	39,114	39,061

Total regulatory capital	$380,977	$335,241

Adjusted average total assets (for leverage capital purposes)	$3,889,673	$3,602,377

Total risk-weighted assets	$2,877,061	$2,584,161

Regulatory Capital Ratios
Tier 1 leverage (Tier 1 capital to adjusted average assets)	7.91%	7.36%
CET1 capital (CET1 capital to total risk-weighted assets)	10.09	9.59
Tier 1 capital (Tier 1 capital to total risk-weighted assets)	10.69	10.26
Total risk-based capital (Total regulatory capital to total risk-weighted assets)	13.24	12.97

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The following table presents actual and required capital ratios as of September 30, 2017 and December 31, 2016 for the Company and the Bank under the BCBS Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the BCBS Capital Rules and the minimum required capital levels as of January 1, 2019 when the BCBS Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the BCBS Capital Rules (in thousands):

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased-in		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Tier 1 leverage:
Company	$307,516	7.91%	$155,587	4.00%	$155,587	4.00%	$194,484	5.00%
Bank	330,442	8.51	155,258	4.00	155,258	4.00	194,072	5.00
CET1 capital:
Company	290,182	10.09	165,431	5.75	201,394	7.00	187,009	6.50
Bank	330,442	11.52	164,867	5.75	200,707	7.00	186,371	6.50
Tier 1 capital:
Company	307,516	10.69	208,587	7.25	244,550	8.50	230,165	8.00
Bank	330,442	11.52	207,876	7.25	243,716	8.50	229,380	8.00
Total capital:
Company	380,977	13.24	266,128	9.25	302,092	10.50	287,706	10.00
Bank	364,789	12.72	265,221	9.25	301,061	10.50	286,725	10.00
December 31, 2016
Tier 1 leverage:
Company	$265,246	7.36%	$144,095	4.00%	$144,095	4.00%	$180,119	5.00%
Bank	284,765	7.92	143,862	4.00	143,862	4.00	179,828	5.00
CET1 capital:
Company	247,906	9.59	132,438	5.13	180,891	7.00	167,970	6.50
Bank	284,765	11.06	132,014	5.13	180,312	7.00	167,432	6.50
Tier 1 capital:
Company	265,246	10.26	171,201	6.63	219,654	8.50	206,733	8.00
Bank	284,765	11.06	170,652	6.63	218,950	8.50	206,070	8.00
Total capital:
Company	335,241	12.97	222,884	8.63	271,337	10.50	258,416	10.00
Bank	315,699	12.26	222,170	8.63	270,467	10.50	257,588	10.00

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Off-Balance Sheet Arrangements

See Note 12, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements for applicable information.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2016 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 7, 2017. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2016 to September 30, 2017. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At September 30, 2017, the Company was slightly asset sensitive, meaning that net interest income increases in rising rate conditions.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending September 30, 2018 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Change in net interest income	$(3,105)	$(21)	$(284)	$(1,596)
% Change	(2.59)%	(0.02)%	(0.24)%	(1.33)%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2017 and December 31, 2016. The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2017 and December 31, 2016. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	September 30, 2017			December 31, 2016
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$565,051			$532,744
- 100 Basis Points	581,216	$16,165	2.86%	543,506	$10,762	2.02%
+ 100 Basis Points	536,779	(28,272)	(5.00)	507,924	(24,820)	(4.66)
+ 200 Basis Points	505,400	(59,651)	(10.56)	481,692	(51,052)	(9.58)
+ 300 Basis Points	468,577	(96,474)	(17.07)	445,207	(87,537)	(16.43)

The Pre-Shock Scenario EVE was $565.1 million at September 30, 2017, compared to $532.7 million at December 31, 2016. The increase in the Pre-Shock Scenario EVE at September 30, 2017 resulted primarily from a more favorable valuation of non-maturity deposits and certain fixed rates assets that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $481.7 million at December 31, 2016 to $505.4 million at September 30, 2017, reflecting the more favorable valuation of non-maturity deposits and certain fixed rate assets. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario increased from (9.58)% at December 31, 2016 to (10.56)% at September 30, 2017. The increase in sensitivity resulted from a decreased benefit in the valuation of non-maturity deposits and certain fixed rate assets in the +200 basis point Rate Shock Scenario EVE as of September 30, 2017, compared to December 31, 2016.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, November 3, 2017
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, November 3, 2017
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, November 3, 2017
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)