Form 10-K
period 2017-12-31
FINANCIAL INSTITUTIONS INC
filed 2018-03-14
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth compant” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☑

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2017 closing price reported by NASDAQ, was approximately $427,573,000.

As of February 23, 2018, there were outstanding, exclusive of treasury shares, 15,904,403 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

•	If we experience greater credit losses than anticipated, earnings may be adversely impacted;
•	Our tax strategies and the value of our deferred tax assets and liabilities could adversely affect our operating results and regulatory capital ratios;
•	Geographic concentration may unfavorably impact our operations;
•	We depend on the accuracy and completeness of information about or from customers and counterparties;
•	Our insurance brokerage subsidiary, SDN, is subject to risk related to the insurance industry;
•	Our investment advisory and wealth management operations are subject to risk related to the financial services industry;
•	We may be unable to successfully implement our growth strategies, including the integration and successful management of newly-acquired businesses;
•	We are subject to environmental liability risk associated with our lending activities;
•	Our commercial business and mortgage loans increase our exposure to credit risks;
•	Our indirect lending involves risk elements in addition to normal credit risk;
•	We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason;
•	Any future FDIC insurance premium increases may adversely affect our earnings;
•	We are highly regulated and any adverse regulatory action may result in additional costs, loss of business opportunities, and reputational damage;
•

We make certain assumptions and estimates in preparing our financial statements that may prove to be incorrect, which could significantly impact our results of operations, cash flows and financial condition, and we are subject to new or changing accounting rules and interpretations, and the failure by us to correctly interpret or apply these evolving rules and interpretations could have a material adverse effect;

•	Legal and regulatory proceedings and related matters could adversely affect us;
•	A breach in security of our or third party information systems, including the occurrence of a cyber incident or a deficiency in cybersecurity, or a failure by us to comply with enhanced New York State cybersecurity regulations, may subject us to liability, result in a loss of customer business or damage our brand image;
•	We face competition in staying current with technological changes to compete and meet customer demands;
•	We rely on other companies to provide key components of our business infrastructure;
•	We use financial models for business planning purposes that may not adequately predict future results;
•	We may not be able to attract and retain skilled people;
•	Acquisitions may disrupt our business and dilute shareholder value;
•	We are subject to interest rate risk;
•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally;
•	The policies of the Federal Reserve have a significant impact on our earnings;
•	The soundness of other financial institutions could adversely affect us;
•	The value of our goodwill and other intangible assets may decline in the future;
•	We operate in a highly competitive industry and market area;
•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;
•	Liquidity is essential to our businesses;
•	We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all;
•	We rely on dividends from our subsidiaries for most of our revenue;
•	We may not pay or may reduce the dividends on our common stock;

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

At December 31, 2017, the Company had consolidated total assets of $4.11 billion, deposits of $3.21 billion and shareholders’ equity of $381.2 million.

The Parent’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Parent’s three direct wholly-owned subsidiaries are: (1) the Bank, which provides a full range of banking services to consumer, commercial and municipal customers in Western and Central New York; (2) SDN, which sells various premium-based insurance policies on a commission basis to commercial and consumer customers; and (3) Courier Capital, which provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. At December 31, 2017, the Bank represented 99.1%, SDN represented 0.5% and Courier Capital represented 0.3% of the consolidated assets of the Company. Further discussion of our segments is included in Note 21 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Five Star Bank

The Bank is a New York chartered bank that has its headquarters at 55 North Main Street, Warsaw, NY, and a total of 53 full-service banking offices in the New York State counties of Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates counties.

At December 31, 2017, the Bank had total assets of $4.07 billion, investment securities of $1.04 billion, net loans of $2.70 billion, deposits of $3.22 billion and shareholders’ equity of $382.5 million, compared to total assets of $3.68 billion, investment securities of $1.08 billion, net loans of $2.31 billion, deposits of $3.01 billion and shareholders’ equity of $318.5 million at December 31, 2016. The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

Scott Danahy Naylon, LLC

Acquired in August 2014, SDN is a full-service insurance agency founded in 1923 and headquartered in Amherst, NY. SDN offers personal, commercial and financial services products and serves clients in 45 states. For the year ended December 31, 2017, SDN had total revenue of $5.1 million, compared to total revenue of $5.2 million for the year ended December 31, 2016.

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

Courier Capital, LLC

Acquired in January 2016, Courier Capital is an SEC-registered investment advisory and wealth management firm founded in 1967 and based in Western New York, with offices in Buffalo, Amherst and Jamestown. With $1.69 billion in assets under management, Courier Capital offers customized investment management, investment consulting and retirement plan services to individuals, businesses and institutions across nine states. For the year ended December 31, 2017, Courier Capital had total revenue of $4.1 million, compared to total revenue of $3.4 million for the period from date of acquisition through December 31, 2016.

In August 2017, Courier Capital acquired the assets of Robshaw & Julian Associates, Inc., a Buffalo-area registered investment adviser with approximately $175 million assets under management, which increased Courier Capital’s total assets under management to approximately $1.6 billion.

Other Subsidiaries

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

A key aspect of our current business strategy is to foster a community-oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. We believe that we are well-positioned to be a strong competitor within our market area because of our focus on community banking needs and customer service, our comprehensive suite of deposit, loan, insurance and wealth management products typically found at larger banks, our highly experienced management team and our strategically located banking centers. We have evolved to meet changing customer needs by opening what we refer to as financial solution center branches. These financial solution centers have a smaller footprint than our traditional branches, focus on technology to provide solutions that fit our customer preferences for transacting business with us, and these branches are staffed by certified personal bankers who are trained to meet a broad array of customer needs. In recent years, we have opened four financial solution centers in the Rochester and Buffalo markets. We believe that the foregoing factors all help to grow our core deposits, which supports a central element of our business strategy - the growth of a diversified and high-quality loan portfolio.

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

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2017, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global Market Intelligence, which compiles deposit data published by the FDIC as of June 30, 2017 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

County	Market Share	Market Rank	Number of Branches (1)
Allegany	8.9%	3	1
Cattaraugus	29.8%	2	5
Cayuga	3.5%	10	1
Chautauqua	1.6%	8	1
Chemung	14.5%	3	3
Erie	0.4%	10	4
Genesee	21.8%	2	3
Livingston	37.5%	1	5
Monroe	1.7%	8	8
Ontario	13.8%	2	5
Orleans	23.8%	2	2
Seneca	28.3%	1	2
Steuben	31.8%	1	7
Wyoming	54.1%	1	4
Yates	42.3%	1	2

(1)	Number of branches current as of December 31, 2017.

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

•	Mortgage-backed securities (“MBS”), which include mortgage-backed pass-through securities, collateralized mortgage obligations and multi-family MBS issued by GNMA, FNMA and FHLMC;

•	Investment grade municipal securities, including revenue, tax and bond anticipation notes, statutory installment notes and general obligation bonds;

•	Certain creditworthy unrated securities issued by municipalities;

•	Certificates of deposit;

•	Equity securities at the holding company level; and

•	Limited partnership investments.

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

Commercial Business and Commercial Mortgage Lending

We primarily originate commercial business loans in our market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. We offer commercial business loans to customers in the agricultural industry for short-term crop production, farm equipment and livestock financing. As a general practice, where possible, a first position collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2017, $122.4 million, or 27%, of our aggregate commercial business loan portfolio were at fixed rates, while $327.9 million, or 73%, were at variable rates.

We also offer commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures and, to a smaller extent, agricultural real estate financing. Commercial mortgage loans are secured by first liens on the real estate and are typically amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2017, $348.7 million, or 43%, of the loans in our aggregate commercial mortgage portfolio were at fixed rates, while $460.2 million, or 57%, were at variable rates.

We utilize government loan guarantee programs where available and appropriate.

Government Guarantee Programs

We participate in government loan guarantee programs offered by the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2017, we had loans with an aggregate principal balance of $47.8 million that were covered by guarantees under these programs. The guarantees typically only cover a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while minimizing credit risk.

Residential Real Estate Lending

We originate fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, including home improvement loans, closed-end home equity loans, and home equity lines of credit, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value, or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. To assure maximum salability of the residential loan products for possible resale, we typically follow the underwriting and appraisal guidelines of the secondary market, including the FHLMC and the Federal Housing Administration, and service the loans in a manner that satisfies the secondary market agreements. As of December 31, 2017, our residential mortgage servicing portfolio totaled $163.3 million, the majority of which has been sold to the FHLMC. As of December 31, 2017, our residential real estate loan portfolio totaled $465.3 million, or 17% of our total loan portfolio. As of December 31, 2017, our residential real estate lines portfolio totaled $116.3 million, or 4% of our total loan portfolio. As of December 31, 2017, $417.4 million, or 90%, of the loans in our residential real estate loan portfolio were at fixed rates, while $47.9 million, or 10%, were at variable rates. The residential real estate lines portfolio primarily consists of variable rate lines. Approximately 88% of the loans and lines in our residential real estate portfolios were in first lien positions at December 31, 2017. We do not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.

Consumer Lending

We offer a variety of loan products to our consumer customers, including automobile loans, secured installment loans and other types of secured and unsecured personal loans. At December 31, 2017, outstanding consumer loan balances were concentrated in indirect automobile loans.

We originate indirect consumer loans for a mix of new and used vehicles through franchised new car dealers. The consumer indirect loan portfolio is primarily comprised of loans with terms that typically range from 36 to 84 months. We have developed relationships with franchised new car dealers in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania. As of December 31, 2017, our consumer indirect portfolio totaled $876.6 million, or 32% of our total loan portfolio. The consumer indirect loan portfolio primarily consists of fixed rate loans with relatively short durations.

We also originate, independently of the indirect loans described above, consumer automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer’s financed automobile, mobile home, boat or recreational vehicle as collateral. The other loans in our consumer portfolio totaled $17.6 million as of December 31, 2017, all but $753 thousand of which were fixed rate loans.

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

Through the loan approval process, loan administration and loan review program, management seeks to continuously monitor our credit risk profile and assess the overall quality of the loan portfolio and adequacy of the allowance for loan losses.

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

Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance reflects management’s estimate of the amount of probable loan losses in the portfolio, based on factors including, but not limited to:

•	Specific allocations for individually analyzed credits;

•	Risk assessment process;

•	Historical net charge-off experience;

•	Evaluation of loss emergence and look-back periods;

•	Evaluation of the loan portfolio with loan reviews;

•	Levels and trends in delinquent and non-accruing loans;

•	Trends in volume and terms of loans;

•	Effects of changes in lending policy;

•	Experience, ability and depth of management;

•	National and local economic trends and conditions;

•	Concentrations of credit;

•	Interest rate environment;

•	Regulatory environment;

•	Information (availability of timely financial information); and

•	Collateral values.

Our methodology for estimating the allowance for loan losses includes the following:

1.

Impaired commercial business and commercial mortgage loans are typically reviewed individually and assigned a specific loss allowance, if considered necessary, in accordance with U.S. generally accepted accounting principles (“GAAP”).

2.

The remaining portfolios of commercial business and commercial mortgage loans are segmented by risk rating into the following loan classification categories: uncriticized or pass, special mention, substandard and doubtful. Uncriticized loans, special mention loans, substandard loans and all doubtful loans not assigned a specific loss allowance are assigned allowance allocations based on historical net loan charge-off experience for each of the respective loan categories, supplemented with loss emergence periods and qualitative factors, if considered necessary. These qualitative factors include the levels and trends in delinquent and non-accruing loans, trends in volume and terms of loans, effects of changes in lending policy, experience, ability, and depth of management, national and local economic trends and conditions, concentrations of credit, interest rate environment, regulatory environment, information (availability of timely financial information), and collateral values, among others.

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

We had no traditional brokered deposits at December 31, 2017; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $159.2 million and $147.3 million, respectively, at December 31, 2017.

Borrowings

We have access to a variety of borrowing sources and use both short-term and long-term borrowings to support our asset base. Borrowings from time-to-time include federal funds purchased, securities sold under agreements to repurchase, FHLB advances and borrowings from the discount window of the FRB, as defined below.

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

For a discussion of the segments included in our principal activities and certain financial information for each segment, see Note 21, Segment Reporting, of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

OTHER INFORMATION

We also make available, free of charge, through our website, all reports filed with, or furnished to, the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings may be viewed by accessing the SEC Filings subsection of the Financials section of our website (www.fiiwarsaw.com). Information available on our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

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

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, and imposed new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also includes several corporate governance provisions that apply to all public companies, not just financial institutions. These include provisions mandating certain disclosures regarding executive compensation and provisions addressing proxy access by shareholders. We have elected to be treated as a financial holding company.

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

On February 3, 2017, President Donald J. Trump issued an executive order directing the Secretary of the Treasury to report, within 120 days, on whether current governmental rules and policies either promote or inhibit the “Core Principles for Financial Regulation” as defined in the executive order (the “Executive Order”). The Treasury Department has since issued multiple reports in response to the Executive Order, the first of which, issued on June 12, 2017, analyzed and made recommendations with respect to the U.S. banking system (the “Treasury Report”). In particular, the Treasury Report recommended several actions that would ease the requirements of the Dodd-Frank Act on community banks such as us, as described in greater detail below. While some of these actions may be implemented unilaterally by our regulators, others will require legislation in order to be put into effect.

On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017 (the “Financial CHOICE Act”), a bill that, if enacted into law, would repeal or modify key provisions of the Dodd-Frank Act, including elimination of the Volcker Rule, as defined below, and making the director of the CFPB, also defined below, subject to removal by the President. President Trump has indicated that he would sign the Financial CHOICE Act but the U.S. Senate has yet to take up that bill. In early March 2018, the Senate instead opened debate on the Economic Growth, Regulatory Relief, and Consumer Protection Act, a bill that would also impact several of the provisions of the Dodd-Frank Act and that appears to enjoy significant bipartisan support.

We cannot predict how closely a final bill, if any, will resemble either the one passed by the House of Representatives last year or the one currently under debate in the Senate. Similarly, it is too early for us to predict whether any other executive or congressional action will attempt to implement the recommendations of the Treasury Report as they pertain to the Dodd-Frank Act.

See Item 1A, Risk Factors, for a more extensive discussion of this topic.

The Volcker Rule. The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and from investing and sponsoring hedge funds and private equity funds. The statutory provision implementing these restrictions is commonly called the “Volcker Rule.” To implement the Volcker Rule, federal regulators issued final rules in December 2013 that were to become effective April 2014. The Federal Reserve subsequently issued an order extending the period that institutions have to conform their activities to the requirements of the Volcker Rule to July 21, 2015, and extended the compliance date for banks to conform their investments in certain “legacy covered funds” until July 21, 2016. These final rules exempt the Bank, as a bank with less than $10 billion in total consolidated assets that does not engage in any covered activities other than trading in certain government, agency, state or municipal obligations, from any significant compliance obligations under the Volcker Rule; therefore, the Volcker Rule will not have a material effect on our business, financial condition and results of operations. We cannot predict whether the Volcker Rule will be repealed by enactment of the Financial CHOICE Act, or modified by implementation of some or all of the relevant recommendations included in the Treasury Report.

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

The recommendations of the Treasury Report include making community banks such as us exempt from the risk-based capital standards included under the Basel III Rules. As no meaningful action has yet been taken to implement these recommendations, we cannot predict whether or to what extent we will continue to be subject to these standards in the future, including on the final phase-in date of January 1, 2019.

Leverage Requirements. BHCs and banks are also required to comply with minimum leverage ratio requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (the “leverage ratio”), of 4.0%.

Liquidity Regulation. During 2014, the U.S. banking agencies adopted final rules implementing one of the two new standards provided for in the Basel III liquidity framework - its liquidity coverage ratio (“LCR”), which is designed to ensure that a bank maintains an adequate level of unencumbered high quality liquid assets equal to the bank’s expected net cash outflows for a thirty-day time horizon under an acute liquidity stress scenario. The rules as adopted apply in their most comprehensive form only to advanced approaches bank holding companies and depository institution subsidiaries of such bank holding companies and, in a modified form, to banking organizations having $50 billion or more in total consolidated assets. Accordingly, they do not apply to either the Company or the Bank. As a result, we do not manage our balance sheet to be compliant with these rules.

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

The primary source of cash for dividends we pay is the dividends we receive from the Bank.    The Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Approval of the New York State Department of Financial Services (the “NY DFS”) is required prior to paying a dividend if the dividend declared by the Bank exceeds the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years. At January 1, 2018, the Bank could declare dividends of $42.1 million from retained net profits of the preceding two years.    The Bank declared dividends of $12.0 million in 2017 and $16.0 million in 2016.

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

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2017, the FICO assessment was equal to 0.46 basis points (annualized) computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

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

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer federal and state laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include, among others, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal and state laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and subject the Company to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal and state bank regulators, federal law enforcement agencies, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, fines and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB focuses on:

•	Risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution;
•	The markets in which firms operate and risks to consumers posed by activities in those markets;
•	Depository institutions that offer a wide variety of consumer financial products and services; depository institutions with a more specialized focus; and
•	Non-depository companies that offer one or more consumer financial products or services.

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

Neither the recommendations of the Treasury Report nor the Financial CHOICE Act provide for the abolishment of the CFPB; both, however, call for the director of the CFPB to be subject to removal by the President and for repeal of the CFPB’s authority to perform examinations. We cannot predict whether or how the CFPB will be impacted by either pending or future legislation or by possible future executive action.

Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.

Community Reinvestment Act. Pursuant to the Community Reinvestment Act (the “CRA”), under federal and New York State law, the Bank is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The FRB of New York and NY DFS periodically assess the Bank’s record of performance under the CRA and issue one of the following ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.”

The most recently completed evaluation of the Bank’s performance under the CRA was conducted by the FRB of New York for the time period January 2011 through September 2013 and was disclosed to us in March 2018. This performance evaluation resulted in an overall rating by the FRB of New York of “Needs to Improve.” In reaching this rating the FRB of New York considered several factors, including the geographic distribution of loans we made from January 2011 through September 2013 in the Buffalo and Rochester metropolitan areas, the accessibility of our retail delivery systems and our level of compliance during the time period with the Equal Credit Opportunity Act and the Fair Housing Act. We believe the Bank has made significant improvements in these areas since September 2013 and we are firmly committed to fair and responsible banking and helping to meet the credit needs of all segments of the communities that we serve.

The FRB of New York’s evaluation of the Bank’s January 2011 through September 2013 CRA performance may subject the Bank to enhanced scrutiny in any application it files with the FRB of New York or the NY DFS with respect to, among other things, the establishment of new branches, the expansion or relocation of existing branches, or the acquisition by the Bank of another depository institution. While the approval or denial of such an application is typically a facts and circumstances based determination, a less than satisfactory CRA rating would be one of the factors our regulators will consider in their review.

We are in the process of preparing our response to the performance evaluation issued by the FRB of New York and we plan to file a Current Report on Form 8-K when our response and the performance evaluation are publicly available.

In January 2015, we signed an Assurance of Discontinuance (“AOD”) with the NYS Attorney General’s office related to an investigation into lending practices for minority residents within the City of Rochester from 2009 to June 2013. As part of the agreement, we paid NYS $150 thousand to cover its costs. An additional $750 thousand in dedicated funds spread over three-years was earmarked for ongoing business efforts consistent with the Bank’s growth initiatives in the Rochester market, and throughout Monroe County, including efforts focused on marketing to minority communities, as well as lending discounts and/or subsidies. The Bank successfully met all requirements of the AOD and in January 2018, the AOD expired by its terms.

The NY DFS is assessing our CRA performance since 2012 and has not yet completed its evaluation. The last CRA evaluation completed by the NY DFS was in 2011 and resulted in the Bank being rated as “Outstanding.”

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

In February 2017, the NY DFS issued a final rule, which became effective on March 1, 2017, requiring New York State-chartered or licensed banks regulated by the NY DFS, such as us, to adopt broad cybersecurity protections. Specifically, we are now required to establish a program designed to ensure the safety of our information systems, adopt a written cybersecurity policy, designate an information security officer, and comply with NY DFS certification and reporting requirements. Compliance with this rule is subject to four phase-in dates between September 2017 and March 2019.

Anti-Money Laundering and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and for the failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Investment Advisory Regulation. Courier Capital is a provider of investment consulting and financial planning services and, as such, is considered an “investment adviser” under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). An investment adviser is any person or entity that provides advice to others, or that issues reports or analyses, regarding securities for compensation. While a BHC is generally excluded from regulation under the Advisers Act, the SEC has stated that this exclusion does not apply to investment adviser subsidiaries of BHCs, such as Courier Capital. Since Courier Capital has over $100 million in assets under management it is considered a “large adviser,” which requires registration with the SEC by filing Form ADV and updating it at least once each year, and more frequently under certain specified circumstances. This registration covers Courier Capital and its employees as well as other persons under its control and supervision, such as independent contractors, provided that their activities are undertaken on behalf of Courier Capital.

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

Prior to our acquisition of Courier Capital in January 2016, the Bank had provided investment advisory and broker-dealer services to its customers through its subsidiary Five Star Investment Services, Inc. Commencing in October 2013, the Bank entered into a partnership with LPL Financial, one of the nation’s largest independent financial services companies (“LPL”), to provide investment advisory and broker-dealer services to its customers through LPL. This partnership continues and the Bank employs wealth advisors, who are licensed by LPL, to provide investment advisory and broker-dealer services to the Bank’s customers. LPL is an investment adviser registered under the Advisers Act and is subject to its provisions.

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

The Dodd-Frank Act requires the federal banking agencies to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total consolidated assets (which would include the Company and the Bank) that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, the agencies must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. In May 2016, six federal agencies, including the FRB, the FDIC and the SEC, invited public comments on a proposed rule to accomplish this mandate; no final rule has since been issued, however, and it is uncertain at this time whether the agencies intend to further pursue the rule for the foreseeable future.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was signed into law which, among other items, reduces the federal statutory corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

EMPLOYEES

At December 31, 2017, we had 656 employees, none of whom are subject to a collective bargaining agreement. Management believes our relations with employees are good.

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

Our tax strategies and the value of our deferred tax assets and liabilities could adversely affect our operating results and regulatory capital ratios.

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

Substantially all of our business and operations are concentrated in the Western and Central New York region. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in our market could:

•	increase loan delinquencies;

•	increase problem assets and foreclosures;

•	increase claims and lawsuits;

•	decrease the demand for our products and services; and

•	decrease the value of collateral for loans, especially real estate, reducing customers’ borrowing power, the value of assets associated with non-performing loans and collateral coverage.

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

SDN derives the bulk of its revenue from commissions and fees earned from brokerage services. SDN does not determine the insurance premiums on which its commissions are based.    Insurance premiums are cyclical in nature and may vary widely based on market conditions. As a result, insurance brokerage revenues and profitability can be volatile. As insurance companies outsource the production of premium revenue to non-affiliated brokers or agents such as SDN, those insurance companies may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers, which could adversely affect SDN’s revenues.    In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, increased use of self-insurance, captives, and risk retention groups. While SDN has been able to participate in certain of these activities and earn fees for such services, there can be no assurance that we will realize revenues and profitability as favorable as those realized from SDN’s traditional brokerage activities.

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

We may be unable to successfully implement our growth strategies, including the integration and successful management of newly-acquired businesses.

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

Our growth strategy is also dependent upon the successful integration of new businesses, including SDN and Courier Capital, as well as any future acquisitions, into our existing operations. While our senior management team has had extensive experience in acquisitions and post-acquisition integration, there is no guarantee that our current or future integration efforts will be successful, and if our senior management is forced to spend a disproportionate amount of time on integrating recently-acquired businesses, it may distract their attention from other growth opportunities.

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

Our commercial business and mortgage loans increase our exposure to credit risks.

At December 31, 2017, our portfolio of commercial business and mortgage loans totaled $1,259.2 million, or 46.1% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to consumer loans or residential real estate loans. A sudden downturn in the economy could result in borrowers being unable to repay their loans, thus exposing us to increased credit risk.

Our indirect lending involves risk elements in addition to normal credit risk.

A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania. These loans are for the purchase of new or used automobiles. We serve customers that cover a range of creditworthiness, and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, such loans involve risk elements in addition to normal credit risk. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan-to-value ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower. If the losses from our indirect loan portfolio are higher than anticipated, it could have a material adverse effect on our financial condition and results of operations.

We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason.

At December 31, 2017, we had $2.36 billion of deposit liabilities that have no maturity and, therefore, may be withdrawn by the depositor at any time. These deposit liabilities include our checking, savings, and money market deposit accounts.

Market conditions may impact the competitive landscape for deposits in the banking industry. The unprecedented low rate environment and future actions the Federal Reserve may take may impact pricing and demand for deposits in the banking industry. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with wholesale funding, the sale of interest-earning assets, or a combination of these two actions. The replacement of deposit funding with wholesale funding could cause our overall cost of funding to increase, which would reduce our net interest income. A loss of interest-earning assets could also reduce our net interest income.

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

If there are financial institution failures, we may be required to pay higher FDIC premiums. Such increases of FDIC insurance premiums may adversely impact our earnings. See Part I, Item 1 “Business, Supervision and Regulation-Federal Deposit Insurance Assessments” for more information about FDIC insurance premiums.

We are highly regulated and any adverse regulatory action may result in additional costs, loss of business opportunities, and reputational damage.

As described in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business,” both our Banking and Non-Banking segments are subject to extensive supervision, regulation and examination. The various regulatory authorities with jurisdiction over us have significant latitude in addressing our compliance with applicable laws and regulations including, but not limited to, those governing consumer credit, fair lending, anti-money laundering, anti-terrorism, capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors affecting us. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to, among other things, capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Our regulators have broad discretion to impose restrictions and limitations on our operations if they determine, for any reason, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

This supervisory framework could materially impact the conduct, growth and profitability of our operations. Any failure on our part to comply with current laws, regulations, other regulatory requirements or safe and sound banking, insurance, or investment advisory practices or concerns about our financial condition, or any related regulatory sanctions or adverse actions against us, could increase our costs or restrict our ability to expand our business and result in damage to our reputation.

In March 2018, we were notified by the FRB of New York that its most recent evaluation of the Bank’s CRA performance for the time period January 2011 through September 2013, resulted in an overall rating of “Needs to Improve.” This rating may subject the Bank to enhanced scrutiny in any application for business expansion it files with the Federal Reserve or the NY DFS, which may result in a delay in approving or the denial of such application. In addition, the publication of the “Needs to Improve” rating may damage our reputation, making it more difficult for us to achieve our business goals and objectives, particularly in the Buffalo and Rochester metropolitan areas.

We make certain assumptions and estimates in preparing our financial statements that may prove to be incorrect, which could significantly impact our results of operations, cash flows and financial condition, and we are subject to new or changing accounting rules and interpretations, and the failure by us to correctly interpret or apply these evolving rules and interpretations could have a material adverse effect.

Accounting principles generally accepted in the United States require us to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves and reserves related to litigation, among other items. Certain of our financial instruments, including available-for-sale securities and certain loans, require a determination of their fair value in order to prepare our financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means, which ultimately rely to some degree on management judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, as they are based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses that would impact our results of operations, cash flows and financial condition.

As indicated in Note 1, Summary of Significant Accounting Policies - Recent Accounting Pronouncements, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the regulations, rules, standards, policies, and interpretations underlying GAAP are constantly evolving and may change significantly over time. If we fail to interpret any one or more of these GAAP provisions correctly, or if our methodology in applying them to our financial reporting or disclosures is at all flawed, our financial statements may contain inaccuracies that, if severe enough, could warrant a later restatement by us, which in turn could result in a material adverse event.

Legal and regulatory proceedings and related matters could adversely affect us and the banking industry in general.

We have been, and may in the future be, subject to various legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that we will prevail in any proceeding or litigation. Legal and regulatory matters of any degree of significance could result in substantial cost and diversion of our efforts, which by itself could have a material adverse effect on our financial condition and operating results. While, as disclosed in Part I, Item 3, “Legal Proceedings,” our management does not believe that there are any pending or threatened proceedings against us, that, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition, there can be no guarantee that such a proceeding will not arise in the near or long-term future. Further, adverse determinations in such matters could result in actions by our regulators that could materially adversely affect our business, financial condition or results of operations.

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

A breach in security of our or third party information systems, including the occurrence of a cyber incident or a deficiency in cybersecurity, or a failure by us to comply with enhanced New York State cybersecurity regulations, may subject us to liability, result in a loss of customer business or damage our brand image.

We rely heavily on communications, information systems (both internal and provided by third parties) and the internet to conduct our business. Our business depends on our ability to process and monitor a large volume of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information of our customers and clients. These risks may increase in the future as our customers continue to adapt to mobile payment and other internet-based product offerings and we expand the availability of web-based products and applications.

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

As of March 1, 2017, we are required to comply with new cybersecurity regulations promulgated by the NY DFS that will be phased in between September 2017 and March 2019. Any failure by us to timely and successfully implement some or all of these regulations, which mandate, among other things, the creation of a new cybersecurity program, a written policy, the appointment of an information security officer and certification by the NY DFS, could also result in regulatory sanctions, public disclosure and reputational damage even if we do not experience a significant cybersecurity breach.

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

We use financial models to aid in planning for various purposes including our capital and liquidity needs, interest rate risk, potential charge-offs, reserves, and other purposes. The models used may not accurately account for all variables that could affect future results, may fail to predict outcomes accurately and/or may overstate or understate certain effects. As a result of these potential failures, we may not adequately prepare for future events and may suffer losses or other setbacks due to these failures.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain skilled people. Competition for highly talented people can be intense, and we may not be able to hire sufficiently skilled people or retain them. Further, the rural location of our principal executive offices and many of our bank branches make it challenging for us to attract skilled people to such locations. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

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

The policies of the Federal Reserve impact us significantly. The Federal Reserve regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine, to a significant extent, our cost of funds for lending and investing and impact our net interest income, our primary source of revenue. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2017, we had $65.8 million of goodwill and $8.9 million of other intangible assets. Significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

During the fourth quarter of 2015, we determined that the carrying value of our SDN reporting unit exceeded its fair value and recorded a $751 thousand impairment charge. During the second quarter of 2017, we again determined that the carrying value of our SDN reporting unit exceeded its fair value and recorded an additional $1.6 million impairment charge. For further discussion, see Note 1, Summary of Significant Accounting Policies, and Note 7, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the operations of our bank branches, stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. The occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

We own a 27,400 square foot building in Warsaw, New York that serves as our headquarters, and principal executive and administrative offices. We lease a 52,300 square foot regional administrative facility located in Rochester, New York. This lease expires in August 2027, with options for two additional ten-year extensions.

We are engaged in the banking business through 53 branch offices, of which 35 are owned and 18 are leased, in the following fifteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates Counties. The operating leases for our branch offices expire at various dates through the year 2047 and generally include options to renew. The Bank also has administrative operations at a leased facility in Amherst, New York.

SDN operates from a leased 14,400 square foot office located in Williamsville, New York. The lease for such space, which is used by SDN and several of our Bank’s commercial lenders, extends through September 2021. SDN also leases one retail location.

Courier Capital operates from an owned 11,000 square foot office, located in Buffalo, New York. Courier Capital also has operations at a leased facility in Amherst, New York and an owned facility in Jamestown, New York.

We believe that our properties have been adequately maintained, are in good operating condition and are suitable for our business as presently conducted, including meeting the prescribed security requirements. For additional information, see Note 6, Premises and Equipment, Net, and Note 11, Commitments and Contingencies, in the accompanying financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “FISI.” At February 23, 2018, 15,904,403 shares of our common stock were outstanding and held by approximately 3,400 shareholders of record. During 2017, the high sales price of our common stock was $35.40 and the low sales price was $25.65. The closing price per share of our common stock on December 29, 2017, the last trading day of our fiscal year, was $31.10. We declared dividends of $0.85 per common share during the year ended December 31, 2017. See additional information regarding the market price and dividends paid in Part II, Item 6, “Selected Financial Data.”

We have paid regular quarterly cash dividends on our common stock and our Board of Directors presently intends to continue this practice, subject to our results of operations and the need for those funds for debt service and other purposes. See the discussions in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business,” in the section captioned “Liquidity and Capital Resources” included in Part II, Item 7, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 12, Regulatory Matters, in the accompanying financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” all of which are included elsewhere in this report and incorporated herein by reference thereto.

Stock Performance Graph

The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2012 as reported by the NASDAQ Global Select Market, through December 31, 2017, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return, as compiled by S&P Global Market Intelligence, formerly SNL Financial LC (“SNL”), of Major Exchange (NYSE, NYSE MKT and NASDAQ) Banks with $1 billion to $5 billion in assets over the same period. Cumulative return assumes the reinvestment of dividends. The graph was prepared by S&P Global Market Intelligence and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Financial Institutions, Inc.	100.00	137.52	144.64	166.38	208.99	195.36
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank $1B-$5B Index	100.00	145.41	152.04	170.20	244.85	261.04

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	At or for the year ended December 31,
	2017	2016	2015	2014	2013
Selected financial condition data:
Total assets	$4,105,210	$3,710,340	$3,381,024	$3,089,521	$2,928,636
Loans, net	2,700,345	2,309,227	2,056,677	1,884,365	1,806,883
Investment securities	1,041,439	1,083,264	1,030,112	916,932	859,185
Deposits	3,210,174	2,995,222	2,730,531	2,450,527	2,320,056
Borrowings	485,331	370,561	332,090	334,804	337,042
Shareholders’ equity	381,177	320,054	293,844	279,532	254,839
Common shareholders’ equity	363,848	302,714	276,504	262,192	237,497
Tangible common shareholders’ equity (1)	289,145	227,074	209,558	193,553	187,495

Selected operations data:
Interest income	$130,110	$115,231	$105,450	$101,055	$98,931
Interest expense	17,495	12,541	10,137	7,281	7,337

Net interest income	112,615	102,690	95,313	93,774	91,594
Provision for loan losses	13,361	9,638	7,381	7,789	9,079

Net interest income after provision for loan losses	99,254	93,052	87,932	85,985	82,515
Noninterest income	34,730	35,760	30,337	25,350	24,833
Noninterest expense	90,513	84,671	79,393	72,355	69,441

Income before income taxes	43,471	44,141	38,876	38,980	37,907
Income tax expense	9,945	12,210	10,539	9,625	12,377

Net income	$33,526	$31,931	$28,337	$29,355	$25,530

Preferred stock dividends	1,462	1,462	1,462	1,462	1,466

Net income available to common shareholders	$32,064	$30,469	$26,875	$27,893	$24,064

Stock and related per share data:
Earnings per common share:
Basic	$2.13	$2.11	$1.91	$2.01	$1.75
Diluted	$2.13	$2.10	$1.90	$2.00	$1.75
Cash dividends declared per common share	$0.85	$0.81	$0.80	$0.77	$0.74
Common book value per share	$22.85	$20.82	$19.49	$18.57	$17.17
Tangible common book value per share (1)	$18.16	$15.62	$14.77	$13.71	$13.56
Market price (NASDAQ: FISI):
High	$35.40	$34.55	$29.04	$27.02	$26.59
Low	$25.65	$25.98	$21.67	$19.72	$17.92
Close	$31.10	$34.20	$28.00	$25.15	$24.71

(1)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(Dollars in thousands)	At or for the year ended December 31,
	2017	2016	2015	2014	2013
Performance ratios:
Net income, returns on:
Average assets	0.86%	0.90%	0.87%	0.98%	0.91%
Average equity	9.62%	10.01%	9.78%	10.80%	10.10%
Average common equity	9.68%	10.10%	9.87%	10.96%	10.23%
Average tangible common equity (1)	12.51%	13.51%	13.16%	14.12%	13.00%
Average tangible assets (1)	0.84%	0.88%	0.84%	0.95%	0.87%
Common dividend payout ratio	39.91%	38.39%	41.88%	38.31%	42.29%
Net interest margin (fully tax-equivalent)	3.21%	3.24%	3.28%	3.50%	3.64%
Effective tax rate	22.9%	27.7%	27.1%	24.7%	32.7%
Efficiency ratio (2)	60.65%	60.95%	62.44%	59.18%	58.92%

Capital ratios:
Leverage ratio (3)	8.13%	7.36%	7.41%	7.35%	7.63%
Common equity Tier 1 capital ratio (3)	10.16%	9.59%	9.77%	n/a	n/a
Tier 1 capital ratio (3)	10.74%	10.26%	10.50%	10.47%	10.82%
Total risk-based capital ratio (3)	13.19%	12.97%	13.35%	11.72%	12.08%
Average equity to average assets	8.95%	8.99%	8.86%	9.08%	9.01%
Common equity to assets	8.86%	8.16%	8.18%	8.49%	8.11%
Tangible common equity to tangible assets (1)	7.17%	6.25%	6.32%	6.41%	6.51%

Asset quality:
Non-performing loans	$12,531	$6,326	$8,440	$10,153	$16,622
Non-performing assets	$12,679	$6,433	$8,603	$10,347	$17,083
Allowance for loan losses	$34,672	$30,934	$27,085	$27,637	$26,736
Net loan charge-offs	$9,623	$5,789	$7,933	$6,888	$7,057
Non-performing loans to total loans	0.46%	0.27%	0.41%	0.53%	0.91%
Non-performing assets to total assets	0.31%	0.17%	0.25%	0.33%	0.58%
Net charge-offs to average loans	0.38%	0.26%	0.40%	0.37%	0.40%
Allowance for loan losses to total loans	1.27%	1.32%	1.30%	1.45%	1.46%
Allowance for loan losses to non-performing loans	277%	489%	321%	272%	161%

Other data:
Number of branches	53	52	50	49	50
Full time equivalent employees	639	631	660	622	608

(1)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.
(2)	Efficiency ratio provides a ratio of operating expenses to operating income. Efficiency ratio is calculated by dividing noninterest expense by net revenue, which is defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. The efficiency ratio is not a financial measurement required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.
(3)	2017, 2016 and 2015 ratios calculated under Basel III rules, which became effective January 1, 2015.

GAAP to Non-GAAP Reconciliation

(In thousands, except per share data)	At or for the year ended December 31,
	2017	2016	2015	2014	2013
Computation of ending tangible common equity:
Common shareholders’ equity	$363,848	$302,714	$276,504	$262,192	$237,497
Less: goodwill and other intangible assets, net	74,703	75,640	66,946	68,639	50,002

Tangible common equity	$289,145	$227,074	$209,558	$193,553	$187,495

Computation of ending tangible assets:
Total assets	$4,105,210	$3,710,340	$3,381,024	$3,089,521	$2,928,636
Less: goodwill and other intangible assets, net	74,703	75,640	66,946	68,639	50,002

Tangible assets	$4,030,507	$3,634,700	$3,314,078	$3,020,882	$2,878,634

Tangible common equity to tangible assets (1)	7.17%	6.25%	6.32%	6.41%	6.51%

Common shares outstanding	15,925	14,538	14,191	14,118	13,829
Tangible common book value per share (2)	$18.16	$15.62	$14.77	$13.71	$13.56

Computation of average tangible common equity:
Average common equity	$331,184	$301,666	$272,367	$254,533	$235,290
Average goodwill and other intangible assets, net	74,818	76,170	68,138	57,039	50,201

Average tangible common equity	$256,366	$225,496	$204,229	$197,494	$185,089

Computation of average tangible assets:
Average assets	$3,896,071	$3,547,105	$3,269,890	$2,994,604	$2,803,825
Average goodwill and other intangible assets, net	74,818	76,170	68,138	57,039	50,201

Average tangible assets	$3,821,253	$3,470,935	$3,210,752	$2,937,565	$2,753,624

Net income available to common shareholders	$32,064	$30,469	$26,875	$27,893	$24,064
Return on average tangible common equity (3)	12.51%	13.51%	13.16%	14.12%	13.00%
Return on average tangible assets (4)	0.84%	0.88%	0.84%	0.95%	0.87%

(1)	Tangible common equity divided by tangible assets.
(2)	Tangible common equity divided by common shares outstanding.
(3)	Net income available to common shareholders divided by average tangible common equity.
(4)	Net income available to common shareholders divided by average tangible assets.

This table contains disclosure that includes calculations for tangible common equity, tangible assets, tangible common equity to tangible assets, tangible common book value per share, average tangible common equity, average tangible assets, return on average tangible common equity and return on average tangible assets, which are determined by methods other than in accordance with GAAP. We believe that these non-GAAP measures are useful to our investors as measures of the strength of our capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide supplemental information that may help investors to analyze our capital position without regard to the effects of intangible assets. Non-GAAP financial measures have inherent limitations and are not uniformly utilized by issuers. Therefore, these non-GAAP financial measures should not be considered in isolation, or as a substitute for comparable measures prepared in accordance with GAAP.

SELECTED QUARTERLY DATA

(Dollars in thousands, except per share data)	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
2017
Interest income	$34,767	$33,396	$31,409	$30,538
Interest expense	5,007	4,958	3,987	3,543

Net interest income	29,760	28,438	27,422	26,995
Provision for loan losses	3,946	2,802	3,832	2,781

Net interest income after provision for loan losses	25,814	25,636	23,590	24,214
Noninterest income	8,987	8,574	9,333	7,836
Noninterest expense	23,163	22,467	23,941	20,942

Income before income taxes	11,638	11,743	8,982	11,108
Income tax expense	580	3,464	2,736	3,165

Net income	$11,058	$8,279	$6,246	$7,943

Preferred stock dividends	365	366	366	365

Net income applicable to common shareholders	$10,693	$7,913	$5,880	$7,578

Earnings per common share (1):
Basic	$0.68	$0.52	$0.40	$0.52
Diluted	0.68	0.52	0.40	0.52
Market price (NASDAQ: FISI):
High	$34.10	$31.15	$35.35	$35.40
Low	28.70	25.65	29.09	30.50
Close	31.10	28.80	29.80	32.95
Cash dividends declared per common share	$0.22	$0.21	$0.21	$0.21

2016
Interest income	$29,990	$29,360	$28,246	$27,635
Interest expense	3,268	3,310	3,047	2,916

Net interest income	26,722	26,050	25,199	24,719
Provision for loan losses	3,357	1,961	1,952	2,368

Net interest income after provision for loan losses	23,365	24,089	23,247	22,351
Noninterest income	9,088	8,539	8,916	9,217
Noninterest expense	20,715	20,618	22,120	21,218

Income before income taxes	11,738	12,010	10,043	10,350
Income tax expense	3,045	3,541	2,892	2,732

Net income	$8,693	$8,469	$7,151	$7,618

Preferred stock dividends	365	366	366	365

Net income applicable to common shareholders	$8,328	$8,103	$6,785	$7,253

Earnings per common share (1):
Basic	$0.58	$0.56	$0.47	$0.50
Diluted	0.57	0.56	0.47	0.50
Market price (NASDAQ: FISI):
High	$34.55	$27.63	$29.49	$29.53
Low	25.98	25.16	24.56	25.38
Close	34.20	27.11	26.07	29.07
Cash dividends declared per common share	$0.21	$0.20	$0.20	$0.20

(1)	Earnings per share data is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per common share amounts may not equal the total for the year.

2017 FOURTH QUARTER RESULTS

Net income was $11.1 million for the fourth quarter of 2017 compared with $8.7 million for the fourth quarter of 2016. After preferred dividends, net income available to common shareholders for the fourth quarter of 2017 was $10.7 million or $0.68 per diluted share, compared to $8.3 million or $0.57 per share in the fourth quarter of 2016.

Net interest income was $29.8 million for the fourth quarter of 2017 compared with $26.7 million for the fourth quarter of 2016. The increase was primarily related to an increase in average interest-earning assets of $331.6 million, led by a $349.6 million increase in loans.

The provision for loan losses was $3.9 million for the fourth quarter of 2017 compared with $3.4 million for the fourth quarter of 2016. Net charge-offs for the fourth quarter of 2017 were $3.6 million, or 0.54% annualized, of average loans, compared to $1.8 million, or 0.30% annualized, of average loans in the fourth quarter of 2016.

Noninterest income was $9.0 million for the fourth quarter of 2017 compared to $9.1 million in the fourth quarter of 2016.

Noninterest expense was $23.2 million for the fourth quarter of 2017 compared to $20.7 million in the fourth quarter of 2016. The increase was the result of higher salaries and employee benefits related to organic growth initiatives, higher healthcare costs largely attributable to the high cost of specialty pharmaceuticals; higher occupancy and equipment expense related to 2016 and 2017 branch openings and relocation of the Rochester regional administration center; higher computer and data processing expense in connection with technology upgrades; and an increase in advertising and promotions expense related to development of a rebranding initiative launched in the first quarter of 2018.

Income tax expense was $580 thousand in the fourth quarter of 2017, representing an effective tax rate of 5.0%, compared to $3.0 million in the fourth quarter of 2016, representing an effective tax rate of 25.9%. The decrease in income tax expense and lower effective tax rate was the result of an estimated $2.9 million reduction in income tax expense due to the TCJ Act, primarily driven by a revaluation adjustment to our net deferred tax liability. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates differ from the statutory rates primarily due to the effect of interest income from tax-exempt securities, earnings on company owned life insurance, the non-cash fair value adjustment of the contingent consideration liability associated with the SDN acquisition, the 2017 non-cash goodwill impairment charge related to SDN and, in 2017, the net impact of the TCJ Act, as described above.

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

INTRODUCTION

Financial Institutions, Inc. (the “Parent” and together with all its subsidiaries, “we,” “our,” or “us”), is a financial holding company headquartered in New York State. We offer a broad array of deposit, lending, and other financial services to individuals, municipalities and businesses in Western and Central New York through our wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. We offer insurance services through our wholly-owned subsidiary, Scott Danahy Naylon, LLC (“SDN”), a full service insurance agency. In addition, we offer customized investment management, investment consulting and retirement plan services through our wholly-owned subsidiary Courier Capital, LLC (“Courier Capital”), an SEC-registered investment advisory and wealth management firm.

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

EXECUTIVE OVERVIEW

2017 Financial Performance Review

During 2017 we continued to execute on our growth and diversification strategy and we progressed in growing our core banking franchise. We delivered year-over-year increases in both total loans and total deposits of 17% and 7%, respectively, which drove our revenue higher. We completed an at-the-market equity offering (“ATM Offering”) that generated $38.3 million in net proceeds, positioning us for future growth; added eight mortgage loan officers plus underwriting and servicing support staff, significantly expanding our residential mortgage lending capacity; and acquired a Buffalo-area wealth management firm, furthering our strategy to increase fee-based noninterest income. We also surpassed $4 billion in total assets during the year, a significant milestone for us.

Net income for 2017 was $33.5 million, compared to $31.9 million for 2016. This resulted in a 0.86% return on average assets and a 9.62% return on average equity. Net income available to common shareholders was $32.1 million or $2.13 per diluted share for 2017, compared to $30.5 million or $2.10 per diluted share for 2016. We declared cash dividends of $0.85 during 2017, an increase of $0.04 per common share or 5% compared to the prior year.

Fully-taxable equivalent net interest income was $115.8 million in 2017, an increase of $9.9 million, or 9%, compared with 2016. This reflected the impact of 10% growth in average interest-earning assets, partially offset by a three basis point decline in the net interest margin to 3.21%.

The provision for loan losses increased $3.7 million, or 39%, from 2016 as our allowance for loan losses reflects growth in our loan portfolio. Net charge-offs increased $3.8 million from the prior year to $9.6 million in 2017. Net charge-offs were an annualized 0.38% of average loans in the current year compared to 0.26% in 2016. In addition, non-performing loans increased $6.2 million compared to a year ago to $12.5 million, or 0.46% of total loans.

Noninterest income totaled $34.7 million for the full year 2017, a decrease of $1.0 million or 3% when compared to the prior year. Investment advisory income increased by $896 thousand to $6.1 million during the current year reflecting higher assets under management driven by the acquisition of the assets of Robshaw & Julian and favorable market conditions. Income from company owned life insurance decreased to $1.8 million in 2017 from $2.8 million in the prior year, as the first quarter of 2016 included $911 thousand of death benefit proceeds. In addition, the net gain on investment securities decreased by $1.4 million. During both 2017 and 2016, we recognized non-cash fair value adjustments of the contingent consideration liability related to the SDN acquisition that resulted in noninterest income of $1.2 million. The fair value of the contingent consideration liability was recorded at the time of the SDN acquisition as a component of the purchase price.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest expense for the full year 2017 totaled $90.5 million, a $5.8 million increase compared to $84.7 million in the prior year. Salaries and benefits expense increased $3.5 million year-over-year, due to our organic growth initiatives and higher healthcare costs largely attributable to the high cost of specialty pharmaceuticals. Also contributing to the increase were higher occupancy and equipment expense, computer and data processing expense, advertising and promotions expense and a $1.6 million goodwill impairment charge related to the SDN acquisition. Partially offsetting, professional services decreased $1.7 million year-over-year, primarily in connection with the Company’s 2016 proxy contest.

Income tax expense for the year was $9.9 million, representing an effective tax rate of 22.9% compared with an effective tax rate of 27.7% in 2016. The decrease in income tax expense and lower effective tax rate was the result of an estimated $2.9 million reduction in income tax expense due to the TCJ Act, primarily driven by a revaluation adjustment to the net deferred tax liability.

Total assets were $4.11 billion at December 31, 2017, up $394.9 million from $3.71 billion at December 31, 2016. The increase was largely the result of loan growth funded by deposit growth, short-term borrowings and proceeds from the ATM Offering. Total loans were $2.74 billion at December 31, 2017, up $394.9 million, or 17%, from December 31, 2016.

•	Commercial mortgage loans totaled $808.9 million, up $138.9 million, or 21%, from December 31, 2016.
•	Commercial business loans totaled $450.3 million, up $100.8 million, or 29%, from December 31, 2016.
•	Residential real estate loans totaled $465.3 million, up $37.3 million, or 9%, from December 31, 2016.
•	Consumer indirect loans totaled $876.6 million, up $124.1 million, or 16%, from December 31, 2016.

Total deposits were $3.21 billion at December 31, 2017, an increase of $215.0 million from December 31, 2016, which was primarily the result of successful business development efforts in both municipal and retail banking. Short-term borrowings were $446.2 million at December 31, 2017, up $114.7 million from December 31, 2016.

Shareholders’ equity was $381.2 million at December 31, 2017, compared to $320.1 million at December 31, 2016. Common book value per share was $22.85 at December 31, 2017, an increase of $2.03 or 10% from $20.82 at December 31, 2016. The increase in shareholders’ equity as compared to December 31, 2016, is attributable to common stock issued through the ATM Offering plus net income less dividends paid, net of the change in pension and post-retirement obligations, a component of accumulated other comprehensive loss.

The Company’s leverage ratio was 8.13% at December 31, 2017 compared to 7.36% at December 31, 2016. The increase in the leverage ratio was due to capital raised in the 2017 ATM Offering. The Bank’s leverage ratio and total risk-based capital ratio were 8.75% and 12.73%, respectively, at December 31, 2017.

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Federal Reserve influences the general market rates of interest, which impacts the deposit and loan rates offered by many financial institutions. The intended federal funds rate, which is the cost of immediately available overnight funds, was increased by 25 basis points in each of March, June and December 2017, resulting in a range of 1.25% to 1.50% at year-end 2017. The Federal Reserve had previously increased the intended federal funds rate by 25 basis points to a range of 0.50% to 0.75% in December 2016 and by 25 basis points to a range of 0.25% to 0.50% in December 2015. Prior to that, the intended federal funds rate had remained at a range of zero to 0.25% since 2008. Our loan portfolio is significantly affected by changes in the prime interest rate and changes in the prime interest rate generally follow changes in the federal funds rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, increased to 4.50% in December 2017, reflecting the three 25 basis point increases in 2017, after the previous 25 basis point increase to 3.75% in December 2016 and 25 basis point increase to 3.50% in December 2015. Prior to that, the prime interest rate had remained at 3.25% since 2008.

Net Interest Income and Net Interest Margin

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	2017	2016	2015
Interest income per consolidated statements of income	$130,110	$115,231	$105,450
Adjustment to fully taxable equivalent basis	3,160	3,172	3,097

Interest income adjusted to a fully taxable equivalent basis	133,270	118,403	108,547
Interest expense per consolidated statements of income	17,495	12,541	10,137

Net interest income on a taxable equivalent basis	$115,775	$105,862	$98,410

Net interest income on a taxable equivalent basis for 2017 increased $9.9 million or 9%, compared to 2016. The increase was due to an increase in average interest-earning assets of $339.5 million or 10% compared to 2016. The net interest margin of 3.21% for 2017 declined three basis points compared to 3.24% in 2016. This decrease was a function of a five basis point decrease in interest rate spread to 3.08% during 2017, partially offset by a two basis point higher contribution from net free funds. The lower interest rate spread was a net result of a seven basis point increase in the yield on earning assets and a 12 basis point increase in the cost of interest-bearing liabilities.

For the year ended December 31, 2017, the yield on average earning assets of 3.69% was seven basis points higher than 2016. Loan yields increased four basis points during 2017 to 4.22%. The yield on investment securities increased three basis points during 2017 to 2.48%. Overall, the earning asset rate changes increased interest income by $1.2 million during 2017 and a favorable volume variance increased interest income by $13.7 million, which collectively drove a $14.9 million increase in interest income.

Average interest-earning assets were $3.61 billion for 2017, an increase of $339.5 million or 10% from the prior year, with average loans up $312.5 million, average securities up $23.1 million and average federal funds sold and other interest-earning deposits up $3.9 million. Average loans were $2.52 billion for 2017, an increase of $312.5 million or 14% from the prior year. The growth in average loans reflected increases in most loan categories, which in turn reflects the impact of our growth strategy, with commercial loans up $169.1 million, residential real estate loans up $34.1 million, and consumer loans up $115.1 million, partially offset by a $5.8 million decrease in residential real estate lines. Loans made up 69.7% of average interest-earning assets during 2017 compared to 67.4% during 2016. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.22% for 2017, an increase of four basis points compared to 4.18% for 2016. The increase in the volume of average loans resulted in a $13.2 million increase in interest income, in addition to a $830 thousand increase due to the favorable rate variance. Average securities were $1.09 billion for 2017, an increase of $23.1 million or 2% from the prior year. Securities made up 30.1% of average interest-earning assets in 2017 compared to 32.5% in 2016. The taxable equivalent yield on average securities was 2.48% in 2017 compared to 2.45% in 2016. The increase in the volume of average securities resulted in a $531 thousand increase in interest income, in addition to a $295 thousand increase due to the favorable rate variance.

For the year ended December 31, 2017, the cost of average interest-bearing liabilities of 0.61% was 12 basis points higher than 2016. The cost of average interest-bearing deposits increased eight basis points to 0.45%, the cost of short-term borrowings increased 51 basis points to 1.16% in 2017 compared to 2016 and the cost of long-term borrowings decreased one basis point to 6.32%. Overall, interest-bearing liability rate and volume increases resulted in $5.0 million of higher interest expense.

Average interest-bearing liabilities of $2.85 billion in 2017 were $278.8 million or 11% higher than 2016. On average, interest-bearing deposits grew $189.3 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $41.5 million. The increase in average deposits was due to successful business development efforts. Overall, interest-bearing deposit rate and volume changes resulted in $2.6 million of higher interest expense during 2017. Average short-term and long-term borrowings were $377.5 million in 2017, $89.5 million higher than in 2016. Overall, short and long-term borrowing rate and volume changes resulted in $2.3 million of higher interest expense during 2017.

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

	Years ended December 31,
	2017			2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$7,060	$73	1.04%	$3,116	$18	0.56%	$37	$-	0.40%
Investment securities:
Taxable	788,923	17,886	2.27	767,371	17,025	2.22	727,564	16,123	2.22
Tax-exempt	297,377	9,029	3.04	295,850	9,064	3.06	286,607	8,849	3.09

Total investment securities	1,086,300	26,915	2.48	1,063,221	26,089	2.45	1,014,171	24,972	2.46
Loans:
Commercial business	396,319	17,400	4.39	336,633	14,091	4.19	286,019	11,774	4.12
Commercial mortgage	727,849	34,019	4.67	618,436	28,465	4.60	522,328	24,136	4.62
Residential real estate loans	438,586	16,409	3.74	404,456	15,722	3.89	366,032	15,053	4.11
Residential real estate lines	118,797	4,838	4.07	124,635	4,734	3.80	128,525	4,669	3.63
Consumer indirect	819,598	31,551	3.85	703,975	27,190	3.86	665,454	25,746	3.87
Other consumer	17,111	2,065	12.07	17,620	2,094	11.89	18,969	2,197	11.58

Total loans	2,518,260	106,282	4.22	2,205,755	92,296	4.18	1,987,327	83,575	4.21

Total interest-earning assets	3,611,620	133,270	3.69	3,272,092	118,403	3.62	3,001,535	108,547	3.62

Less: Allowance for loan losses	(32,821)			(28,791)			(27,599)
Other noninterest-earning assets	317,272			303,804			295,954

Total assets	$3,896,071			$3,547,105			$3,269,890

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$638,295	897	0.14	$576,046	833	0.14	$543,690	754	0.14
Savings and money market	1,033,836	1,487	0.14	1,010,510	1,339	0.13	908,614	1,166	0.13
Time deposits	801,394	8,709	1.09	697,654	6,286	0.90	616,747	5,386	0.87

Total interest-bearing deposits	2,473,525	11,093	0.45	2,284,210	8,458	0.37	2,069,051	7,306	0.35
Short-term borrowings	338,392	3,931	1.16	248,938	1,612	0.65	262,494	1,081	0.41
Long-term borrowings	39,094	2,471	6.32	39,023	2,471	6.33	27,886	1,750	6.28

Total borrowings	377,486	6,402	1.70	287,961	4,083	1.42	290,380	2,831	0.98

Total interest-bearing liabilities	2,851,011	17,495	0.61	2,572,171	12,541	0.49	2,359,431	10,137	0.43

Noninterest-bearing deposits	674,884			633,416			599,334
Other liabilities	21,656			22,512			21,418
Shareholders’ equity	348,520			319,006			289,707

Total liabilities and shareholders’ equity	$3,896,071			$3,547,105			$3,269,890

Net interest income (tax-equivalent)		$115,775			$105,862			$98,410

Interest rate spread			3.08%			3.13%			3.19%

Net earning assets	$760,609			$699,921			$642,104

Net interest margin (tax-equivalent)			3.21%			3.24%			3.28%

Ratio of average interest-earning assets to average interest-bearing liabilities	126.68%			127.21%			127.21%

The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Rate /Volume Analysis

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Change from 2016 to 2017			Change from 2015 to 2016
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$34	$21	$55	$18	$-	$18
Investment securities:
Taxable	484	377	861	883	19	902
Tax-exempt	47	(82)	(35)	283	(68)	215

Total investment securities	531	295	826	1,166	(49)	1,117
Loans:
Commercial business	2,594	715	3,309	2,116	201	2,317
Commercial mortgage	5,108	446	5,554	4,424	(95)	4,329
Residential real estate loans	1,292	(605)	687	1,524	(855)	669
Residential real estate lines	(228)	332	104	(144)	209	65
Consumer indirect	4,451	(90)	4,361	1,488	(44)	1,444
Other consumer	(61)	32	(29)	(159)	56	(103)

Total loans	13,156	830	13,986	9,249	(528)	8,721

Total interest income	13,721	1,146	14,867	10,433	(577)	9,856

Interest expense:
Deposits:
Interest-bearing demand	88	(24)	64	46	33	79
Savings and money market	32	116	148	134	39	173
Time deposits	1,015	1,408	2,423	725	175	900

Total interest-bearing deposits	1,135	1,500	2,635	905	247	1,152
Short-term borrowings	722	1,597	2,319	(59)	590	531
Long-term borrowings	4	(4)	-	705	16	721

Total borrowings	726	1,593	2,319	646	606	1,252

Total interest expense	1,861	3,093	4,954	1,551	853	2,404

Net interest income	$11,860	$(1,947)	$9,913	$8,882	$(1,430)	$7,452

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses was $13.4 million for the year ended December 31, 2017 compared with $9.6 million for 2016. See the “Allowance for Loan Losses” section of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table summarizes our noninterest income for the years ended December 31 (in thousands):

	2017	2016	2015
Service charges on deposits	$7,391	$7,280	$7,742
Insurance income	5,266	5,396	5,166
ATM and debit card	5,721	5,687	5,084
Investment advisory	6,104	5,208	2,193
Company owned life insurance	1,781	2,808	1,962
Investments in limited partnerships	110	300	895
Loan servicing	439	436	503
Net gain on sale of loans held for sale	376	240	249
Net gain on investment securities	1,260	2,695	1,988
Net gain on other assets	37	313	27
Amortization of tax credit investment	-	-	(390)
Contingent consideration liability adjustment	1,200	1,170	1,093
Other	5,045	4,227	3,825

Total noninterest income	$34,730	$35,760	$30,337

Insurance income decreased by $130 thousand, or 2%, to $5.3 million during 2017. The decrease was primarily the result of non-renewal by a few large commercial accounts due to: one customer being acquired, one customer going out of business and one customer selecting another agency as a result of a competitive bidding process. These non-renewals have been partially replaced with several new, but smaller, commercial and personal accounts.

Investment advisory income increased to $6.1 million in 2017, compared to $5.2 million in 2016, reflecting higher assets under management driven by the acquisition of the assets of Robshaw & Julian and favorable market conditions.

Company owned life insurance decreased by $1.0 million or 37% in 2017. The decrease was primarily due to $911 thousand of non-recurring death benefit proceeds received by the Company in the first quarter of 2016.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. Income from investments in limited partnerships was $110 thousand and $300 thousand for the years ended December 31, 2017 and 2016, respectively. The income from these equity method investments fluctuates based on the maturity and performance of the underlying investments.

During the year ended December 31, 2017, we recognized net gains of $1.3 million from the sale of available for sale (“AFS”) securities with an amortized cost totaling $48.8 million. The securities sold were comprised of 11 agency securities, six mortgage backed securities and one asset backed security. During the year ended December 31, 2016, we recognized gains of $2.7 million from the sale of AFS securities with an amortized cost totaling $92.6 million. The securities sold were comprised of 25 agency securities and 22 mortgage backed securities. The amount and timing of net gains on investment securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

For each of the years ended December 31, 2017 and 2016, we recognized a $1.2 million non-cash fair value adjustment of the contingent consideration liability related to the SDN acquisition. For additional discussion related to the 2017 fair value adjustment of the contingent consideration liability see Note 7, Goodwill and Other Intangible Assets, of the notes to consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	2017	2016	2015
Salaries and employee benefits	$48,675	$45,215	$42,439
Occupancy and equipment	16,293	14,529	13,856
Professional services	4,083	5,782	3,681
Computer and data processing	4,935	4,451	4,267
Supplies and postage	2,003	2,047	2,155
FDIC assessments	1,817	1,735	1,719
Advertising and promotions	2,171	2,097	1,986
Amortization of intangibles	1,170	1,249	942
Goodwill impairment	1,575	-	751
Other	7,791	7,566	7,597

Total noninterest expense	$90,513	$84,671	$79,393

Salaries and employee benefits increased by $3.5 million or 8% when comparing 2017 to 2016. The increase was primarily due to our organic growth initiatives and higher healthcare costs largely attributable to the high cost of specialty pharmaceuticals.

Occupancy and equipment increased by $1.8 million or 12% when comparing 2017 to 2016. The incremental expenses reflect the 2016 and 2017 financial solution center openings and the relocation of our Rochester regional administration center.

Professional services expense of $4.1 million in 2017 decreased $1.7 million or 29% from 2016. The decrease was primarily due to the Company’s 2016 proxy contest, which increased our need for professional services during that year.

Computer and data processing increased by $484 thousand or 11% when comparing 2017 to 2016. We continue to invest in information technology to both maintain and improve our infrastructure.

We recognized $1.6 million of goodwill impairment in the second quarter of 2017 related to the SDN acquisition. For additional discussion related to the goodwill impairment see Note 7, Goodwill and Other Intangible Assets, of the notes to consolidated financial statements.

The efficiency ratio for the year ended December 31, 2017 was 60.65% compared with 60.95% for 2016. The improved efficiency ratio is a result of the higher net interest income associated with our organic growth initiatives. The efficiency ratio provides a ratio of operating expenses to operating income. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

We recorded income tax expense of $9.9 million for 2017, compared to $12.2 million for 2016. Our effective tax rate was 22.9% for 2017 compared to 27.7% for 2016. The decrease in income tax expense and lower effective tax rate was the result of an estimated $2.9 million reduction in income tax expense due to the TCJ Act, primarily driven by a revaluation adjustment to our net deferred tax liability. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates differ from the statutory rates primarily due to the effect of interest income from tax-exempt securities, earnings on company owned life insurance, the non-cash fair value adjustment of the contingent consideration liability associated with the SDN acquisition, the 2017 non-cash goodwill impairment charge related to SDN and, in 2017, the net impact of the TCJ Act.

On December 22, 2017, the TCJ Act was signed into law which, among other items, reduces the federal statutory corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND DECEMBER 31, 2015

Net Interest Income and Net Interest Margin

Net interest income was $102.7 million in 2016, compared to $95.3 million in 2015. The taxable equivalent adjustments of $3.2 million and $3.1 million for 2016 and 2015, respectively, resulted in fully taxable equivalent net interest income of $105.9 million in 2016 and $98.4 million in 2015.

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

Provision for Loan Losses

The provision for loan losses was $9.6 million for the year ended December 31, 2016 compared with $7.4 million for 2015.

Noninterest Income

Service charges on deposits were $7.3 million for 2016, a decrease of $462 thousand or 6%, compared to 2015. The decrease was primarily due to a decrease in the amount of checking account overdraft activity, primarily due to changes in customer behavior.

Insurance income increased by $230 thousand, or 4%, to $5.4 million during 2016, reflecting successful business development efforts, including cross-selling of SDN products and services to the Bank’s customers.

ATM and debit card income was $5.7 million for 2016, an increase of $603 thousand or 12%, compared to 2015. The increase was primarily attributable to more favorable contract terms with a new card vendor and higher transaction volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

During the year ended December 31, 2016 we recognized net gains of $2.7 million from the sale of available for sale (“AFS”) securities with an amortized cost totaling $92.6 million. The securities sold were comprised of 25 agency securities and 22 mortgage backed securities. During the year ended December 31, 2015 we recognized gains of $2.0 million from the sale of AFS securities with an amortized cost totaling $52.3 million. The securities sold were comprised of five agency securities and 13 mortgage backed securities. The amount and timing of net gains on investment securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

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

Professional services expense of $5.8 million in 2016 increased $2.2 million or 60% from 2015. The increase was primarily due to the Company’s 2016 proxy contest.

Computer and data processing increased by $184 thousand or 4% when comparing 2016 to 2015. We continue to invest in information technology to both maintain and improve our infrastructure.

Amortization of intangibles increased by $307 thousand or 33% when comparing 2016 to 2015. The increase was primarily due to higher intangible asset amortization associated with the Courier Capital acquisition.

We recognized $751 thousand of goodwill impairment in the fourth quarter of 2015 related to the SDN acquisition.

The efficiency ratio for the year ended December 31, 2016 was 60.95% compared with 62.44% for 2015.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

At December 31, 2017, we had total assets of $4.11 billion, an increase of 11% from $3.71 billion as of December 31, 2016, largely attributable to our continued loan growth. Net loans were $2.70 billion as of December 31, 2017, up $391.1 million or 17%, when compared to $2.31 billion as of December 31, 2016. The increase in net loans was primarily attributable to organic growth in the commercial, residential real estate loans and consumer indirect portfolios. Non-performing assets totaled $12.7 million as of December 31, 2017, up $6.2 million from a year ago. Total deposits amounted to $3.21 billion as of December 31, 2017, up $215.0 million or 7%, compared to December 31, 2016. As of December 31, 2017, borrowed funds totaled $485.3 million, compared to $370.6 million as of December 31, 2016. Common book value per common share was $22.85 and $20.82 as of December 31, 2017 and 2016, respectively. As of December 31, 2017, our total shareholders’ equity was $381.2 million compared to $320.1 million a year earlier.

INVESTING ACTIVITIES

The following table summarizes the composition of our available for sale and held to maturity securities portfolios (in thousands).

	Investment Securities Portfolio Composition At December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$163,025	$161,889	$187,325	$186,268	$260,748	$260,863
Mortgage-backed securities:
Agency mortgage-backed securities	365,433	362,108	356,667	352,643	282,873	282,505
Non-Agency mortgage-backed securities	-	976	-	824	-	809
Asset-backed securities	-	-	-	191	-	218

Total available for sale securities	528,458	524,973	543,992	539,926	543,621	544,395
Securities held to maturity:
State and political subdivisions	283,557	285,212	305,248	305,759	294,423	300,981
Mortgage-backed securities	232,909	227,771	238,090	234,232	191,294	189,083

Total held to maturity securities	516,466	512,983	543,338	539,991	485,717	490,064

Total investment securities	$1,044,924	$1,037,956	$1,087,330	$1,079,917	$1,029,338	$1,034,459

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

Our AFS investment securities portfolio decreased $14.9 million to $525.0 million at December 31, 2017 from $539.9 million at December 31, 2016. Our AFS portfolio had a net unrealized loss totaling $3.5 million at December 31, 2017 compared to a net unrealized loss of $4.1 million at December 31, 2016. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

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

As of December 31, 2017, we do not have the intent to sell any of our securities in a loss position and we believe that it is not likely that we will be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2017, we concluded that unrealized losses on our investment securities are temporary and no further impairment loss has been realized in our consolidated statements of income. The following discussion provides further details of our assessment of the securities portfolio by investment category.

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of December 31, 2017, there were 37 securities in an unrealized loss position in the U.S. Government agencies and GSE portfolio with unrealized losses totaling $1.3 million. Of these, 10 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $31.6 million and unrealized losses of $687 thousand. The decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2017.

State and Political Subdivisions. As of December 31, 2017, the state and political subdivisions, i.e. municipal securities, portfolio totaled $283.6 million, all of which was classified as HTM. As of that date, there were 156 securities in an unrealized loss position in the municipal securities portfolio with unrealized losses totaling $662 thousand. Of these, 46 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $14.5 million and unrealized losses of $367 thousand.

The decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2017.

Agency Mortgage-backed Securities. With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of December 31, 2017, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

As of December 31, 2017, there were 99 securities in the AFS Agency MBS portfolio that were in an unrealized loss position with unrealized losses totaling $3.9 million. Of these, 35 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $84.0 million and unrealized losses of $1.9 million. As of December 31, 2017, there were 119 securities in the HTM Agency MBS portfolio that were in an unrealized loss position totaling $5.2 million. Of these, 81 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $144.7 million and unrealized losses of $4.1 million.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2017 on such Agency MBS to be credit related or other-than-temporary. As of December 31, 2017, we did not intend to sell any Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

Non-Agency Mortgage-backed Securities. Our non-Agency MBS portfolio consists of positions in one privately issued whole loan collateralized mortgage obligations with a fair value and net unrealized gain of $976 thousand as of December 31, 2017. As of that date, the one non-Agency MBS was rated below investment grade. This security was not in an unrealized loss position.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Other Investments. As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At December 31, 2017, our ownership of FHLB and FRB stock totaled $21.9 million and $5.8 million, respectively, and is included in other assets and recorded at cost, which approximates fair value.

LENDING ACTIVITIES

Total loans were $2.74 billion at December 31, 2017, an increase of $394.9 million or 17% from December 31, 2016. Commercial loans increased $239.6 million and represented 46.1% of total loans at the end of 2017. Consumer loans increased $155.2 million to represent 53.9% of total loans at December 31, 2017. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition
	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial business	$450,326	16.5%	$349,547	14.9%	$313,758	15.0%	$267,409	14.0%	$265,766	14.5%
Commercial mortgage	808,908	29.6	670,058	28.6	566,101	27.2	475,092	24.8	469,284	25.6

Total commercial	1,259,234	46.1	1,019,605	43.5	879,859	42.2	742,501	38.8	735,050	40.1
Residential real estate loans	465,283	17.0	427,937	18.3	381,074	18.3	357,187	18.7	310,394	16.9
Residential real estate lines	116,309	4.3	122,555	5.2	127,347	6.1	129,529	6.8	128,737	7.0
Consumer indirect	876,570	32.0	752,421	32.2	676,940	32.5	661,673	34.6	636,368	34.7
Other consumer	17,621	0.6	17,643	0.8	18,542	0.9	21,112	1.1	23,070	1.3

Total consumer	1,475,783	53.9	1,320,556	56.5	1,203,903	57.8	1,169,501	61.2	1,098,569	59.9

Total loans	2,735,017	100.0%	2,340,161	100.0%	2,083,762	100.0%	1,912,002	100.0%	1,833,619	100.0%
Allowance for loan losses	34,672		30,934		27,085		27,637		26,736

Total loans, net	$2,700,345		$2,309,227		$2,056,677		$1,884,365		$1,806,883

Commercial loans increased during 2017 as we continued our successful commercial business development efforts. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral.

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

We participate in various lending programs in which guarantees are supplied by U.S. government agencies, such as the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2017, the principal balance of such loans (included in commercial loans) was $47.8 million and the guaranteed portion amounted to $30.0 million. Most of these loans were guaranteed by the SBA.

Commercial business loans were $450.3 million at the end of 2017, up $100.8 million or 29% since the end of 2016, and comprised 16.5% of total loans outstanding at December 31, 2017, compared to 14.9% at December 31, 2016. We typically originate business loans of up to $15.0 million for small to mid-sized businesses in our market area for working capital, equipment financing, inventory financing, accounts receivable financing, or other general business purposes. Loans of this type are in a diverse range of industries. As of December 31, 2017, commercial business SBA loans accounted for a total of $34.0 million or 8% of our commercial business loan portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial mortgage loans totaled $808.9 million at December 31, 2017, up $138.9 million or 21% from December 31, 2016, and comprised 29.6% of total loans, compared to 28.6% at December 31, 2016. Commercial mortgage loans include both owner occupied and non-owner occupied commercial real estate loans. Approximately 35% and 39% of our commercial mortgage portfolio at December 31, 2017 and 2016, respectively, was owner occupied commercial real estate. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. As of December 31, 2017, commercial mortgage SBA loans accounted for a total of $9.6 million or 1% of our commercial mortgage loan portfolio.

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

Consumer loans totaled $1.48 billion at December 31, 2017, up $155.2 million or 12% compared to 2016, and represented 53.9% of the 2017 year-end loan portfolio versus 56.5% at year-end 2016. Loans in this classification include residential real estate loans, residential real estate lines, indirect consumer and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential real estate portfolios include conventional first lien mortgages and home equity loans and lines of credit. For conventional first lien mortgages, we generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g. personal mortgage insurance). The majority of our fixed-rate conventional mortgage loans are sold in the secondary market with servicing rights retained. Our conventional mortgage products continue to be underwritten using FHLMC secondary marketing guidelines. Our underwriting guidelines for home equity products include a combination of borrower FICO (credit score), the LTV of the property securing the loan and evidence of the borrower having sufficient income to repay the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production was 763 during the years ended December 31, 2017 and 2016.

Residential real estate loans totaled $465.3 million at the end of 2017, up $37.3 million or 9% from the end of the prior year and comprised 17.0% of total loans outstanding at December 31, 2017 compared to 18.3% at year-end 2016.    As of December 31, 2017 and 2016, our residential real estate loan portfolio included $8.6 million and $11.3 million, respectively, of loans acquired during the 2012 branch acquisitions. The residential real estate line portfolio amounted to $116.3 million at December 31, 2017 down $6.2 million or 5% compared to 2016, and represented 4.3% of the 2017 year-end loan portfolio versus 5.2% at year-end 2016. As of December 31, 2017 and 2016, our residential real estate line portfolio included $9.5 million and $11.5 million, respectively, of loans acquired during the 2012 branch acquisitions.

The residential real estate loans and lines portfolios had a weighted average LTV at origination of approximately 64% and 63% at December 31, 2017 and 2016, respectively. Approximately 88% and 87% of the loans and lines were first lien positions at December 31, 2017 and 2016, respectively. We continue to grow our home equity portfolio as the lower origination cost and convenience to customers has made these products an attractive alternative to conventional residential mortgage loans.

Consumer indirect loans amounted to $876.6 million at December 31, 2017 up $124.1 million or 16% compared to 2016, and represented 32.0% of the 2017 year-end loan portfolio versus 32.2% at year-end 2016. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily by individuals, but also by corporations and other organizations. The loans are originated through dealerships and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2017, we originated $433.1 million in indirect loans with a mix of approximately 42% new vehicles and 58% used vehicles. This compares with $356.4 million in indirect loans with a mix of approximately 43% new vehicles and 57% used vehicles for the same period in 2016. We do business with over 450 franchised auto dealers located in Western, Central, and the Capital District of New York, and Northern and Central Pennsylvania. The average FICO score for indirect loan production was 734 and 731 during the years ended December 31, 2017 and 2016, respectively. Other consumer loans totaled $17.6 million at December 31, 2017, down $22 thousand or less than 1% compared to 2016, and represented less than one percent of the 2017 and 2016 year-end loan portfolio. Other consumer loans consist of personal loans (collateralized and uncollateralized) and deposit account collateralized loans.

Our loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2017, no significant concentrations, as defined above, existed in our portfolio in excess of 10% of total loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Loans Held for Sale and Loan Servicing Rights. Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $2.7 million and $1.1 million as of December 31, 2017 and 2016, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $163.3 million and $173.7 million as of December 31, 2017 and 2016, respectively.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses (in thousands).

	Loan Loss Analysis
	Year Ended December 31,
	2017	2016	2015	2014	2013
Allowance for loan losses, beginning of year	$30,934	$27,085	$27,637	$26,736	$24,714
Charge-offs:
Commercial business	3,614	943	1,433	204	1,070
Commercial mortgage	10	385	895	304	553
Residential real estate loans	431	289	397	382	748
Residential real estate lines	106	104	199	148	54
Consumer indirect	10,164	8,748	9,156	10,004	8,125
Other consumer	926	607	878	972	928

Total charge-offs	15,251	11,076	12,958	12,014	11,478
Recoveries:
Commercial business	416	447	212	201	349
Commercial mortgage	262	45	146	143	319
Residential real estate loans	130	174	114	76	169
Residential real estate lines	60	15	31	19	42
Consumer indirect	4,444	4,259	4,200	4,321	3,161
Other consumer	316	347	322	366	381

Total recoveries	5,628	5,287	5,025	5,126	4,421

Net charge-offs	9,623	5,789	7,933	6,888	7,057
Provision for loan losses	13,361	9,638	7,381	7,789	9,079

Allowance for loan losses, end of year	$34,672	$30,934	$27,085	$27,637	$26,736

Net charge-offs to average loans	0.38%	0.26%	0.40%	0.37%	0.40%
Allowance to end of period loans	1.27%	1.32%	1.30%	1.45%	1.46%
Allowance to end of period non-performing loans	277%	489%	321%	272%	161%

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

	Allowance for Loan Losses by Loan Category
	At December 31,
	2017		2016		2015		2014		2013
		Percentage		Percentage		Percentage		Percentage		Percentage
	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by
	Loss	category to	Loss	category to	Loss	category to	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial business	$15,668	16.5%	$7,225	14.9%	$5,540	15.0%	$5,621	14.0%	$4,273	14.5%
Commercial mortgage	3,696	29.6	10,315	28.6	9,027	27.2	8,122	24.8	7,743	25.6
Residential real estate loans	1,322	17.0	1,478	18.3	1,347	18.3	1,620	18.7	1,607	16.9
Residential real estate lines	180	4.3	303	5.2	345	6.1	435	6.8	436	7.0
Consumer indirect	13,415	32.0	11,311	32.2	10,458	32.5	11,383	34.6	12,230	34.7
Other consumer	391	0.6	302	0.8	368	0.9	456	1.1	447	1.3

Total	$34,672	100.0%	$30,934	100.0%	$27,085	100.0%	$27,637	100.0%	$26,736	100.0%

Management believes that the allowance for loan losses at December 31, 2017 is adequate to cover probable losses in the loan portfolio at that date. Factors beyond our control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses. As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses. See Part I, Item 1A “Risk Factors” for the risks impacting this estimate. Management presents a quarterly review of the adequacy of the allowance for loan losses to the Audit Committee of our Board of Directors based on the methodology that is described in further detail in Part I, Item I “Business” under the section titled “Lending Activities.” See also “Critical Accounting Estimates” for additional information on the allowance for loan losses.

Non-performing Assets and Potential Problem Loans

The following table sets forth information regarding non-performing assets (in thousands):

	Non-performing Assets
	At December 31,
	2017	2016	2015	2014	2013
Non-accruing loans:
Commercial business	$5,344	$2,151	$3,922	$4,288	$3,474
Commercial mortgage	2,623	1,025	947	3,020	9,663
Residential real estate loans	2,252	1,236	1,848	1,451	1,723
Residential real estate lines	404	372	235	206	280
Consumer indirect	1,895	1,526	1,467	1,169	1,471
Other consumer	2	7	13	11	5

Total non-accruing loans	12,520	6,317	8,432	10,145	16,616
Restructured accruing loans	-	-	-	-	-
Accruing loans contractually past due over 90 days	11	9	8	8	6

Total non-performing loans	12,531	6,326	8,440	10,153	16,622
Foreclosed assets	148	107	163	194	333
Non-performing investment securities	-	-	-	-	128

Total non-performing assets	$12,679	$6,433	$8,603	$10,347	$17,083

Non-performing loans to total loans	0.46%	0.27%	0.41%	0.53%	0.91%
Non-performing assets to total assets	0.31%	0.17%	0.25%	0.33%	0.58%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at December 31, 2017 were $12.7 million, an increase of $6.3 million from the $6.4 million balance at December 31, 2016. The primary component of non-performing assets is non-performing loans, which were $12.5 million or 0.46% of total loans at December 31, 2017, an increase of $6.2 million from $6.3 million or 0.27% of total loans at December 31, 2016.

Approximately $870 thousand, or 7%, of the $12.5 million in non-performing loans as of December 31, 2017 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. The amount of interest income forgone totaled $481 thousand and $234 thousand for non-accruing loans outstanding as of December 31, 2017 and 2016, respectively. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $1.3 million and $1.4 million at December 31, 2017 and 2016, respectively. We had one TDR of $633 thousand that was accruing interest as of December 31, 2017, and we had no TDRs that were accruing interest as of December 31, 2016.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented four properties totaling $148 thousand at December 31, 2017 and four properties totaling $107 thousand at December 31, 2016.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $12.5 million and $15.6 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2017 and 2016, respectively.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits (dollars in thousands).

	At December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$718,498	22.4%	$677,076	22.6%	$641,972	23.5%
Interest-bearing demand	634,203	19.8	581,436	19.4	523,366	19.2
Savings and money market	1,005,317	31.3	1,034,194	34.5	928,175	34.0
Time deposits < $250,000	698,179	21.7	602,715	20.2	545,044	19.9
Time deposits of $250,000 or more	153,977	4.8	99,801	3.3	91,974	3.4

Total deposits	$3,210,174	100.0%	$2,995,222	100.0%	$2,730,531	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2017, total deposits were $3.21 billion, representing an increase of $215.0 million for the year.

Nonpublic deposits, the largest component of our funding sources, totaled $2.07 billion and $1.90 billion at December 31, 2017 and 2016, respectively, and represented 65% and 63% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $829.5 million and $803.6 million at December 31, 2017 and December 31, 2016, respectively, and represented 26% and 27% of total deposits as of the end of each period, respectively. The increase in public deposits during 2017 was due largely to higher balances with existing customers.

We had no traditional brokered deposits at December 31, 2017 or December 31, 2016; however, we do participate in the CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $159.2 million and $147.3 million, respectively, at December 31, 2017, compared to $143.2 million and $152.9 million, respectively, at December 31, 2016, and collectively represented 9% and 10% of total deposits as of the end of each period, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2017	2016
Short-term borrowings:
Short-term FHLB borrowings	$446,200	$331,500
Long-term borrowings:
Subordinated notes, net	39,131	39,061

Total borrowings	$485,331	$370,561

Short-term borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2017 consisted of $304.7 million in overnight borrowings and $141.5 million in short-term advances. Short-term FHLB borrowings at December 31, 2016 consisted of $171.5 million in overnight borrowings and $160.0 million in short-term advances. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. At December 31, 2017 and 2016, the Company’s borrowings had a weighted average rate of 1.50% and 0.76%, respectively.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $32 million of immediate credit capacity with the FHLB as of December 31, 2017. We had approximately $622 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at December 31, 2017. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had $165 million of credit available under unsecured federal funds purchased lines with various banks as of December 31, 2017. Additionally, we had approximately $184 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2017, no amounts have been drawn on the line of credit.

The following table summarizes information relating to our short-term borrowings (dollars in thousands).

	At or for the Year Ended December 31,
	2017	2016	2015
Year-end balance	$446,200	$331,500	$293,100
Year-end weighted average interest rate	1.50%	0.76%	0.53%
Maximum outstanding at any month-end	$446,900	$358,700	$351,600
Average balance during the year	$338,392	$248,938	$262,494
Average interest rate for the year	1.16%	0.65%	0.41%

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

Shareholders’ Equity

Total shareholders’ equity was $381.2 million at December 31, 2017, an increase of $61.1 million from $320.1 million at December 31, 2016. Net income for the year and stock issued from the “at-the-market” common stock offering increased shareholders’ equity by $33.5 million and $38.3 million, respectively, which were partially offset by common and preferred stock dividends declared of $14.4 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $2.0 million during the year due primarily to the change in pension and post-retirement obligations. For detailed information on shareholders’ equity, see Note 13, Shareholders’ Equity, of the notes to consolidated financial statements. FII and the Bank are subject to various regulatory capital requirements. At December 31, 2017 both FII and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital requirements, see Note 12, Regulatory Matters, of the notes to consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

The objective of maintaining adequate liquidity is to ensure that we meet our financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of matured borrowings, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. We achieve liquidity by maintaining a strong base of core customer funds, maturing short-term assets, our ability to sell or pledge securities, lines-of-credit, and access to the financial and capital markets.

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

Cash and cash equivalents were $99.2 million as of December 31, 2017, an increase of $27.9 million from $71.3 million as of December 31, 2016. Net cash provided by operating activities totaled $46.3 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $372.6 million, which included outflows of $404.9 million for net loan originations and partially offset by inflows of $40.5 million from net investment securities transactions. Net cash provided by financing activities of $354.3 million was attributed to a $215.0 million increase in deposits, a $114.7 million increase in short-term borrowings and $38.3 million from the “at-the-market” common stock offering, partly offset by $14.0 million in dividend payments.

Contractual Obligations and Other Commitments

The following table summarizes the maturities of various contractual obligations and other commitments (in thousands):

	At December 31, 2017
	Within 1 year	Over 1 to 3 years	Over 3 to 5 Years	Over 5 years	Total
On-Balance sheet:
Time deposits (1)	$678,352	$138,647	$35,157	$-	$852,156
Supplemental executive retirement plans	390	687	466	604	2,147
Earn-out liabilities	-	1,990	-	-	1,990
Subordinated notes	-	-	-	40,000	40,000

Off-Balance sheet:
Purchase commitments	$-	$359	$-	$-	$359
Limited partnership investments (2)	646	1,293	646	-	2,585
Commitments to extend credit (3)	661,021	-	-	-	661,021
Standby letters of credit (3)	10,424	1,579	178	-	12,181
Operating leases	2,459	4,587	3,814	30,815	41,675

(1)

Includes the maturity of time deposits amounting to $100 thousand or more as follows: $265.4 million in three months or less; $85.1 million between three months and six months; $79.4 million between six months and one year; and $61.5 million over one year.

(2)	We have committed to capital investments in several limited partnerships of up to $9.0 million, of which we have contributed $6.4 million as of December 31, 2017, including $583 thousand during 2017.

(3)	We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

Off-Balance Sheet Arrangements

With the exception of obligations in connection with our irrevocable loan commitments, operating leases and limited partnership investments as of December 31, 2017, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 11, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of December 31, 2017. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in less than one year		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$-	-%	$26,215	1.96%	$132,984	2.34%	$3,826	2.08%	$163,025	2.27%
Mortgage-backed securities	2	4.05	96,795	1.89	161,828	2.52	106,808	2.34	365,433	2.30

	2	4.05	123,010	1.91	294,812	2.44	110,634	2.33	528,458	2.29
Held to maturity debt securities:
State and political subdivisions	57,692	1.89	159,758	2.17	66,107	1.84	-	-	283,557	2.04
Mortgage-backed securities	-	-	-	-	37,486	1.68	195,423	2.25	232,909	2.16

	57,692	1.89	159,758	2.17	103,593	1.78	195,423	2.25	516,466	2.09

Total investment securities	$57,694	1.89%	$282,768	2.06%	$398,405	2.27%	$306,057	2.28%	$1,044,924	2.19%

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at December 31, 2017. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due after five years	Total
Commercial business	$154,559	$220,836	$74,931	$450,326
Commercial mortgage	213,912	370,727	224,269	808,908
Residential real estate loans	62,823	182,361	220,099	465,283
Residential real estate lines	15,814	39,346	61,149	116,309
Consumer indirect	310,347	546,327	19,896	876,570
Other consumer	7,649	8,878	1,094	17,621

Total loans	$765,104	$1,368,475	$601,438	$2,735,017

Loans maturing after one year:
With a predetermined interest rate		$977,794	$311,034	$1,288,828
With a floating or adjustable rate		390,681	290,404	681,085

Total loans maturing after one year		$1,368,475	$601,438	$1,969,913

MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Resources

The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2017, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See Note 12, Regulatory Matters of the notes to consolidated financial statements and the “Basel III Capital Rules” section below for further discussion. The following table reflects the Company’s ratios and their components as of December 31 (in thousands):

	2017	2016
Common shareholders’ equity	$363,848	$302,714
Less: Goodwill and other intangible assets	70,413	68,759
Net unrealized (loss) gain on investment securities (1)	(3,275)	(3,729)
Net periodic pension & postretirement benefits plan adjustments	(8,641)	(10,222)
Other	-	-

Common equity Tier 1 (“CET1”) capital	305,351	247,906
Plus: Preferred stock	17,329	17,340
Less: Other	-	-

Tier 1 Capital	322,680	265,246
Plus: Qualifying allowance for loan losses	34,672	30,934
Subordinated Notes	39,131	39,061

Total regulatory capital	$396,483	$335,241

Adjusted average total assets (for leverage capital purposes)	$3,967,749	$3,602,377

Total risk-weighted assets	$3,005,655	$2,584,161

Regulatory Capital Ratios
Tier 1 leverage (Tier 1 capital to adjusted average assets)	8.13%	7.36%
CET1 capital (CET1 capital to total risk-weighted assets)	10.16	9.59
Tier 1 capital (Tier 1 capital to total risk-weighted assets)	10.74	10.26
Total risk-based capital (Total regulatory capital to total risk-weighted assets)	13.19	12.97

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2017, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

Valuation of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment. GAAP requires goodwill to be tested for impairment at our reporting unit level on an annual basis and more frequently if events or circumstances indicate that there may be impairment. We test goodwill for impairment as of October 1st of each year.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. In testing goodwill for impairment, GAAP permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (Step 0). If, after assessing the totality of events and circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test would be unnecessary. However, if we conclude otherwise, we would then be required to perform the goodwill impairment test (Step 1). Step 1 compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment charge is recognized.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Valuation of Deferred Tax Assets and Liabilities

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of our net deferred tax assets or liabilities assumes that we will be able to generate sufficient future taxable income based on estimates and assumptions (after consideration of historical taxable income as well as tax planning strategies). If these estimates and related assumptions change, we may be required to record valuation allowances against our deferred tax assets and liabilities resulting in additional income tax expense or benefit in the consolidated statements of income. We evaluate deferred tax assets and liabilities on a quarterly basis and assess the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets and liabilities will not be realized. Changes in valuation allowance from period to period are included in our tax provision in the period of change. For additional discussion related to our accounting policy for income taxes see Note 16, Income Taxes, of the notes to consolidated financial statements.

Defined Benefit Pension Plan

We have a defined benefit pension plan covering substantially all employees. For employees hired prior to December 31, 2006, who met participation requirements on or before January 1, 2008 (“Tier 1 Participant”), the benefits are generally based on years of service and the employee’s highest average compensation during five consecutive years of employment. For eligible employees who were hired on and after January 1, 2007 (“Tier 2 Participant”), the benefits are generally based on a cash balance benefit formula. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and defined benefit pension expense. The major assumptions are the weighted average discount rate used in determining the current benefit obligation, the weighted average expected long-term rate of return on plan assets, the rate of compensation increase and the estimated mortality rate. The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows as of the measurement date, December 31. The weighted average expected long-term rate of return is estimated based on current trends experienced by the assets in the plan as well as projected future rates of return on those assets and reasonable actuarial assumptions for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The current target asset allocation model for the plans is detailed in Note 18 to the consolidated financial statements. The expected returns on these various asset categories are blended to derive one long-term return assumption. The assets are invested in certain collective investment and mutual funds, common stocks, U.S. Treasury and other U.S. government agency securities, and corporate and municipal bonds and notes. The rate of compensation increase is based on reviewing the compensation increase practices of other plan sponsors in similar industries and geographic areas as well as the expectation of future increases. Mortality rate assumptions are based on mortality tables published by third-parties such as the Society of Actuaries (“SOA”), considering other available information including historical data as well as studies and publications from reputable sources. We review the pension plan assumptions on an annual basis with our actuarial consultants to determine if the assumptions are reasonable and adjust the assumptions to reflect changes in future expectations.

The assumptions used to calculate 2017 expense for the defined benefit pension plan were a weighted average discount rate of 4.00%, a weighted average long-term rate of return on plan assets of 6.50% and a rate of compensation increase of 3.00%. Defined benefit pension expense in 2018 is expected to decrease to $1.2 million from the $2.0 million recorded in 2017, primarily driven by an increase in the expected return on assets, driven by overall higher plan asset values, and a decrease in the amount of accumulated actuarial losses to be amortized.

Due to the long-term nature of pension plan assumptions, actual results may differ significantly from the actuarial-based estimates. Differences resulting in actuarial gains or losses are required to be recorded in shareholders’ equity as part of accumulated other comprehensive loss and amortized to defined benefit pension expense in future years. For 2017, the actual return on plan assets in the qualified defined benefit pension plan was a gain of $11.3 million, compared to an expected return on plan assets of $5.0 million. Total pretax losses recognized in accumulated other comprehensive loss at December 31, 2017 were $14.3 million for the defined benefit pension plan. Actuarial pretax net gains recognized in other comprehensive income for the year ended December 31, 2017 were $1.5 million for the defined benefit pension plan.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset-Liability Management

The principal objective of our interest rate risk management is to evaluate the interest rate risk inherent in assets and liabilities, determine the appropriate level of risk to us given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by our Board of Directors. Management is responsible for reviewing with the Board of Directors our activities and strategies, the effect of those strategies on net interest income, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits. Management has developed an Asset-Liability Management and Investment Policy that meets the strategic objectives and regularly reviews the activities of the Bank.

Portfolio Composition

Our balance sheet assets are a mix of fixed and variable rate assets with consumer indirect loans, commercial loans, and MBSs comprising a significant portion of our assets. Our consumer indirect loan portfolio comprised 21% of assets and is primarily fixed rate loans with relatively short durations. Our commercial loan portfolio totaled 31% of assets and is a combination of fixed and variable rate loans, lines and mortgages. The MBS portfolio, including collateralized mortgages obligations, totaled 15% of assets with durations averaging three to five years.

Our liabilities are made up primarily of deposits, which account for 86% of total liabilities. Of these deposits, the majority, or 51%, is in nonpublic variable rate and noninterest bearing products including demand (both noninterest and interest- bearing), savings and money market accounts. In addition, fixed rate nonpublic certificate of deposit products make up 23% of total deposits. The Bank also has a significant amount of public deposits, which represented 26% of total deposits as of December 31, 2017.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At December 31, 2017, the Bank’s sensitivity was relatively neutral, meaning that net interest income is modestly impacted as interest rates change.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending December 31, 2018 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(1,834)	$(1,890)	$(3,968)	$(6,132)
% Change	(1.46)%	(1.50)%	(3.16)%	(4.88)%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at December 31, 2017 and 2016. The analysis additionally presents a measurement of the interest rate sensitivity at December 31, 2017 and 2016.    EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	December 31, 2017			December 31, 2016
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$578,550			$532,744
- 100 Basis Points	592,527	$13,977	2.42%	543,506	$10,762	2.02%
+ 100 Basis Points	544,507	(34,043)	(5.88)	507,924	(24,820)	(4.66)
+ 200 Basis Points	507,137	(71,413)	(12.34)	481,692	(51,052)	(9.58)
+ 300 Basis Points	468,787	(109,763)	(18.97)	445,207	(87,537)	(16.43)

The Pre-Shock Scenario EVE was $578.6 million at December 31, 2017, compared to $532.7 million at December 31, 2016. The increase in the Pre-Shock Scenario EVE at December 31, 2017, compared to December 31, 2016 resulted primarily from a more favorable valuation of non-maturity deposits and certain fixed rate assets that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $481.7 million at December 31, 2016 to $507.1 million at December 31, 2017. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario changed from (9.58)% at December 31, 2016 to (12.34)% at December 31, 2017. The increase in sensitivity resulted from a decreased benefit in the valuation of certain fixed rate assets in the +200 basis point Rate Shock Scenario EVE as of December 31, 2017, compared to December 31, 2016.

Interest Rate Sensitivity Gap

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2017. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2017
	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
INTEREST-EARNING ASSETS:
Investment securities	$56,012	$140,089	$474,956	$373,867	$1,044,924
Loans	810,119	406,864	1,178,077	342,675	2,737,735

Total interest-earning assets	$866,131	$546,953	$1,653,033	$716,542	3,782,659

Cash and due from banks					99,195
Other assets (1)					223,356

Total assets					$4,105,210

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$1,639,520	$-	$-	$-	$1,639,520
Time deposits	352,352	326,001	173,803	-	852,156
Borrowings	414,400	31,800	-	39,131	485,331

Total interest-bearing liabilities	$2,406,272	$357,801	$173,803	$39,131	2,977,007

Noninterest-bearing deposits					718,498
Other liabilities					28,528

Total liabilities					3,724,033
Shareholders’ equity					381,177

Total liabilities and shareholders’ equity					$4,105,210

Interest sensitivity gap	$(1,540,141)	$189,152	$1,479,230	$677,411	$805,652

Cumulative gap	$(1,540,141)	$(1,350,989)	$128,241	$805,652

Cumulative gap ratio (2)	36.0%	51.1%	104.4%	127.1%
Cumulative gap as a percentage of total assets	(37.5) %	(32.9) %	3.1%	19.6%

(1)	Includes net unrealized loss on securities available for sale and allowance for loan losses.
(2)	Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer as identified below, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

KPMG LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an attestation report on internal control over financial reporting as of December 31, 2017. That report appears herein.

/s/ Martin K. Birmingham	/s/ Kevin B. Klotzbach
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 14, 2018	March 14, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Financial Institutions, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

Rochester, New York

March 14, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Financial Institutions, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Financial Institutions, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 14, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Rochester, New York

March 14, 2018

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(in thousands, except share and per share data)	December 31,
	2017	2016
ASSETS
Cash and due from banks	$99,195	$71,277
Securities available for sale, at fair value	524,973	539,926
Securities held to maturity, at amortized cost (fair value of $512,983 and $539,991, respectively)	516,466	543,338
Loans held for sale	2,718	1,050
Loans (net of allowance for loan losses of $34,672 and $30,934, respectively)	2,700,345	2,309,227
Company owned life insurance	65,288	63,455
Premises and equipment, net	45,189	42,398
Goodwill and other intangible assets, net	74,703	75,640
Other assets	76,333	64,029

Total assets	$4,105,210	$3,710,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$718,498	$677,076
Interest-bearing demand	634,203	581,436
Savings and money market	1,005,317	1,034,194
Time deposits	852,156	702,516

Total deposits	3,210,174	2,995,222
Short-term borrowings	446,200	331,500
Long-term borrowings, net of issuance costs of $869 and $939, respectively	39,131	39,061
Other liabilities	28,528	24,503

Total liabilities	3,724,033	3,390,286

Commitments and contingencies (Note 11)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,439 and 1,492 shares issued	144	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,847 and 171,906 shares issued	17,185	17,191

Total preferred equity	17,329	17,340
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,056,178 and 14,692,214 shares issued	161	147
Additional paid-in capital	121,058	81,755
Retained earnings	257,078	237,687
Accumulated other comprehensive loss	(11,916)	(13,951)
Treasury stock, at cost – 131,240 and 154,617 shares, respectively	(2,533)	(2,924)

Total shareholders’ equity	381,177	320,054

Total liabilities and shareholders’ equity	$4,105,210	$3,710,340

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)	Years ended December 31,
	2017	2016	2015
Interest income:
Interest and fees on loans	$106,282	$92,296	$83,575
Interest and dividends on investment securities	23,755	22,917	21,875
Other interest income	73	18	-

Total interest income	130,110	115,231	105,450

Interest expense:
Deposits	11,093	8,458	7,306
Short-term borrowings	3,931	1,612	1,081
Long-term borrowings	2,471	2,471	1,750

Total interest expense	17,495	12,541	10,137

Net interest income	112,615	102,690	95,313
Provision for loan losses	13,361	9,638	7,381

Net interest income after provision for loan losses	99,254	93,052	87,932

Noninterest income:
Service charges on deposits	7,391	7,280	7,742
Insurance income	5,266	5,396	5,166
ATM and debit card	5,721	5,687	5,084
Investment advisory	6,104	5,208	2,193
Company owned life insurance	1,781	2,808	1,962
Investments in limited partnerships	110	300	895
Loan servicing	439	436	503
Net gain on sale of loans held for sale	376	240	249
Net gain on investment securities	1,260	2,695	1,988
Net gain on other assets	37	313	27
Amortization of tax credit investment	-	-	(390)
Contingent consideration liability adjustment	1,200	1,170	1,093
Other	5,045	4,227	3,825

Total noninterest income	34,730	35,760	30,337

Noninterest expense:
Salaries and employee benefits	48,675	45,215	42,439
Occupancy and equipment	16,293	14,529	13,856
Professional services	4,083	5,782	3,681
Computer and data processing	4,935	4,451	4,267
Supplies and postage	2,003	2,047	2,155
FDIC assessments	1,817	1,735	1,719
Advertising and promotions	2,171	2,097	1,986
Amortization of intangibles	1,170	1,249	942
Goodwill impairment	1,575	-	751
Other	7,791	7,566	7,597

Total noninterest expense	90,513	84,671	79,393

Income before income taxes	43,471	44,141	38,876
Income tax expense	9,945	12,210	10,539

Net income	$33,526	$31,931	$28,337

Preferred stock dividends	1,462	1,462	1,462

Net income available to common shareholders	$32,064	$30,469	$26,875

Earnings per common share (Note 17):
Basic	$2.13	$2.11	$1.91
Diluted	$2.13	$2.10	$1.90
Cash dividends declared per common share	$0.85	$0.81	$0.80

Weighted average common shares outstanding:
Basic	15,044	14,436	14,081
Diluted	15,085	14,491	14,135

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)	Years ended December 31,
	2017	2016	2015
Net income	$33,526	$31,931	$28,337
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	454	(3,033)	(2,321)
Pension and post-retirement obligations	1,581	409	5

Total other comprehensive income (loss), net of tax	2,035	(2,624)	(2,316)

Comprehensive income	$35,561	$29,307	$26,021

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2017, 2016 and 2015

(in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2015	$17,340	$144	$72,955	$203,312	$(9,011)	$(5,208)	$279,532
Comprehensive income:
Net income	-	-	-	28,337	-	-	28,337
Other comprehensive loss, net of tax	-	-	-	-	(2,316)	-	(2,316)
Purchases of common stock for treasury	-	-	-	-	-	(202)	(202)
Share-based compensation plans:
Share-based compensation	-	-	674	-	-	-	674
Stock options exercised	-	-	6	-	-	353	359
Restricted stock awards issued, net	-	-	(1,052)	-	-	1,052	-
Excess tax benefit	-	-	79	-	-	-	79
Stock awards	-	-	28	-	-	82	110
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,458)	-	-	(1,458)
Common-$0.80 per share	-	-	-	(11,267)	-	-	(11,267)

Balance at December 31, 2015	$17,340	$144	$72,690	$218,920	$(11,327)	$(3,923)	$293,844
Comprehensive income:
Net income	-	-	-	31,931	-	-	31,931
Other comprehensive loss, net of tax	-	-	-	-	(2,624)	-	(2,624)
Common stock issued	-	3	8,097	-	-	-	8,100
Share-based compensation plans:
Share-based compensation	-	-	845	-	-	-	845
Stock options exercised	-	-	23	-	-	941	964
Restricted stock awards issued, net	-	-	24	-	-	(24)	-
Excess tax benefit	-	-	30	-	-	-	30
Stock awards	-	-	46	-	-	82	128
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,458)	-	-	(1,458)
Common-$0.81 per share	-	-	-	(11,702)	-	-	(11,702)

Balance at December 31, 2016	$17,340	$147	$81,755	$237,687	$(13,951)	$(2,924)	$320,054

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Continued)

Years ended December 31, 2017, 2016 and 2015

(in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2016	$17,340	$147	$81,755	$237,687	$(13,951)	$(2,924)	$320,054
Balance carried forward
Cumulative-effect adjustment	-	-	(279)	279	-	-	-

Balance at January 1, 2017	$17,340	$147	$81,476	$237,966	$(13,951)	$(2,924)	$320,054
Comprehensive income:
Net income	-	-	-	33,526	-	-	33,526
Other comprehensive income, net of tax	-	-	-	-	2,035	-	2,035
Common stock issued	-	14	38,289	-	-	-	38,303
Purchase of common stock for treasury	-	-	-	-	-	(148)	(148)
Repurchase of Series A 3% preferred stock	(5)	-	2	-	-	-	(3)
Repurchase of Series B-1 8.48% preferred stock	(6)	-	-	-	-	-	(6)
Share-based compensation plans:
Share-based compensation	-	-	1,174	-	-	-	1,174
Stock options exercised	-	-	5	-	-	408	413
Restricted stock awards issued, net	-	-	21	-	-	(21)	-
Stock awards	-	-	91	-	-	152	243
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,458)	-	-	(1,458)
Common-$0.85 per share	-	-	-	(12,952)	-	-	(12,952)

Balance at December 31, 2017	$17,329	$161	$121,058	$257,078	$(11,916)	$(2,533)	$381,177

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$33,526	$31,931	$28,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,177	5,958	5,429
Net amortization of premiums on securities	3,298	3,192	3,150
Provision for loan losses	13,361	9,638	7,381
Share-based compensation	1,174	845	674
Deferred income tax expense (benefit)	12,403	(1,718)	1,798
Proceeds from sale of loans held for sale	14,555	11,655	16,195
Originations of loans held for sale	(15,847)	(11,035)	(16,621)
Increase in company owned life insurance	(1,781)	(2,808)	(1,962)
Net gain on sale of loans held for sale	(376)	(240)	(249)
Net gain on investment securities	(1,260)	(2,695)	(1,988)
Amortization of tax credit investment	-	-	390
Goodwill impairment	1,575	-	751
Net gain on other assets	(37)	(313)	(27)
(Increase) decrease in other assets	(24,505)	2,027	(545)
Increase (decrease) in other liabilities	4,016	257	376

Net cash provided by operating activities	46,279	46,694	43,089

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(86,434)	(213,413)	(271,899)
Held to maturity	(71,479)	(126,375)	(64,397)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	51,978	119,190	127,257
Held to maturity	96,376	66,579	36,162
Proceeds from sales of securities available for sale	50,084	95,261	54,277
Net loan originations	(404,905)	(262,684)	(180,067)
Proceeds from company owned life insurance, net of purchases	(52)	2,398	(79)
Proceeds from sales of other assets	234	854	365
Purchases of premises and equipment	(7,740)	(7,619)	(7,493)
Cash consideration paid for acquisition, net of cash acquired	(676)	(868)	-

Net cash used in investing activities	(372,614)	(326,677)	(305,874)

Cash flows from financing activities:
Net increase in deposits	214,952	264,691	280,004
Net increase (decrease) in short-term borrowings	114,700	38,400	(41,704)
Issuance of long-term debt	-	-	40,000
Debt issuance costs	-	-	(1,060)
Repurchase of preferred stock	(9)	-	-
Proceeds from issuance of common stock	38,303	-	-
Purchases of common stock for treasury	(148)	-	(202)
Proceeds from stock options exercised	413	964	359
Excess tax benefit on share-based compensation	-	30	79
Cash dividends paid to preferred shareholders	(1,462)	(1,462)	(1,462)
Cash dividends paid to common shareholders	(12,496)	(11,484)	(11,259)

Net cash provided by financing activities	354,253	291,139	264,755

Net increase in cash and cash equivalents	27,918	11,156	1,970
Cash and cash equivalents, beginning of period	71,277	60,121	58,151

Cash and cash equivalents, end of period	$99,195	$71,277	$60,121

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Institutions, Inc. (individually referred to herein as the “Parent Company” and together with all of its subsidiaries, collectively referred to herein as the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). At December 31, 2017, the Company conducted its business through its three subsidiaries: Five Star Bank (the “Bank”), a New York chartered bank; Scott Danahy Naylon, LLC (“SDN”), a full service insurance agency; and Courier Capital, LLC (“Courier Capital”), an SEC-registered investment advisory and wealth management firm. The Company provides a full range of banking and related financial services to consumer, commercial and municipal customers through its bank and nonbank subsidiaries.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Cash payments:
Interest expense	$14,850	$11,823	$9,323
Income taxes	13,187	10,555	7,494
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$426	$496	$374
Accrued and declared unpaid dividends	3,859	3,403	3,185
Increase (decrease) in net unsettled security purchases	-	(170)	(478)
Securities transferred from available for sale to held to maturity	-	-	165,238
Common stock issued for acquisition	-	8,100	-
Assets acquired and liabilities assumed in business combinations:
Loans and other non-cash assets, excluding goodwill and other intangible assets	812	4,848	-
Deposits and other liabilities	44	1,845	-

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

December 31, 2017, 2016 and 2015

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

December 31, 2017, 2016 and 2015

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

The Company recognizes as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding typically have original terms ranging from one to five years. Fees received for providing loan commitments and letters of credit that result in loans are typically deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to other income as banking fees and commissions over the commitment period when funding is not expected.

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

December 31, 2017, 2016 and 2015

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless the loan has been subject to a troubled debt restructure. At December 31, 2017, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

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

(i.) Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned was $148 thousand and $107 thousand at December 31, 2017 and 2016, respectively.

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

December 31, 2017, 2016 and 2015

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

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation (Step 0) is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value (Step 1). If the calculated fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. However, if the carrying value of a reporting unit exceeds its calculated fair value, a goodwill impairment charge is recognized. See Note 7 for additional information on goodwill and other intangible assets.

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

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. FHLBNY stock totaled $21.9 million and $16.9 million as of December 31, 2017 and 2016, respectively.

As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $5.8 million and $4.9 million as of December 31, 2017 and 2016, respectively.

(n.) Equity Method Investments

The Company has investments in limited partnerships, primarily Small Business Investment Companies, and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $5.7 million and $5.6 million as of December 31, 2017 and 2016, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o.) Derivative Instruments and Hedging Activities

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

(p.) Treasury Stock

Acquisitions of treasury stock are recorded at cost. The reissuance of shares in treasury is recorded at weighted-average cost.

(q.) Employee Benefits

The Company maintains an employer sponsored 401(k) plan where participants may make contributions in the form of salary deferrals and the Company may provide discretionary matching contributions in accordance with the terms of the plan. Contributions due under the terms of our defined contribution plans are accrued as earned by employees.

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

Effective January 1, 2016, the Company’s 401(k) plan was amended and the Company’s prior matching contribution was discontinued. Concurrent with the 401(k) plan amendment, the Company’s defined benefit pension plan was amended to modify the current benefit formula to reflect the discontinuance of the matching contribution in the 401(k) plan, to open the defined benefit pension plan up to eligible employees who were hired on and after January 1, 2007, which provides those new participants with a cash balance benefit formula.

(r.) Share-Based Compensation Plans

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(s.) Income Taxes

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

(t.) Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. In addition to net income, other components of the Company’s comprehensive income include the after-tax effect of changes in net unrealized gain / loss on securities available for sale and changes in net actuarial gain / loss on defined benefit post-retirement plans. Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity and consolidated statements of comprehensive income. See Note 14 - Accumulated Other Comprehensive Income (Loss) for additional information.

(u.) Earnings Per Common Share

The Company calculates earnings per common share (“EPS”) using the two-class method in accordance with FASB ASC Topic 260, “Earnings Per Share”. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities.

Basic EPS is computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards. Diluted EPS reflects the assumed conversion of all potential dilutive securities. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 17 - Earnings Per Common Share.

(v.) Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation.

(w.) Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The effective date was deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. The Company’s largest source of revenue is net interest income on financial assets and liabilities, which is explicitly excluded from the scope of ASU 2014-09. Revenue streams that are within the scope of ASU 2014-09 include insurance income, investment advisory fees, service charges on deposits and ATM and debit card fees. The adoption of ASU 2014-09, as of January 1, 2018, did not have a significant impact on the Company’s financial statements. The Company adopted ASU 2014-09 using the modified retrospective transition method with a cumulative effect adjustment to opening retained earnings as of January 1, 2018.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The adoption of ASU 2016-01 is not expected to have a significant impact on the Company’s financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption was permitted. The adoption of ASU 2016-09 did not have a significant impact on the Company’s financial statements.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, this ASU is not expected to have a significant impact on the Company’s financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this ASU require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The ASU also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset). The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods; early adoption was permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this ASU are to be applied retrospectively. The Company is assessing the impact of ASU 2017-07 on its financial statements.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJ Act. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the federal corporate income tax rate in the TCJ Act is recognized. The Company is assessing the impact of ASU 2018-02 on its financial statements.

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

	$9,943

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(3.)	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$163,025	$122	$1,258	$161,889
Mortgage-backed securities:
Federal National Mortgage Association	311,830	313	3,220	308,923
Federal Home Loan Mortgage Corporation	41,290	76	675	40,691
Government National Mortgage Association	12,051	193	12	12,232
Collateralized mortgage obligations:
Federal National Mortgage Association	217	1	1	217
Federal Home Loan Mortgage Corporation	45	-	-	45
Privately issued	-	976	-	976

Total mortgage-backed securities	365,433	1,559	3,908	363,084

Total available for sale securities	$528,458	$1,681	$5,166	$524,973

Securities held to maturity:
State and political subdivisions	283,557	2,317	662	285,212
Mortgage-backed securities:
Federal National Mortgage Association	9,732	16	88	9,660
Federal Home Loan Mortgage Corporation	3,213	-	119	3,094
Government National Mortgage Association	26,841	-	330	26,511
Collateralized mortgage obligations:
Federal National Mortgage Association	76,432	-	1,958	74,474
Federal Home Loan Mortgage Corporation	93,810	3	2,165	91,648
Government National Mortgage Association	22,881	5	502	22,384

Total mortgage-backed securities	232,909	24	5,162	227,771

Total held to maturity securities	$516,466	$2,341	$5,824	$512,983

December 31, 2016
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$187,325	$512	$1,569	$186,268
Mortgage-backed securities:
Federal National Mortgage Association	288,949	897	4,413	285,433
Federal Home Loan Mortgage Corporation	30,182	114	807	29,489
Government National Mortgage Association	15,473	316	15	15,774
Collateralized mortgage obligations:
Federal National Mortgage Association	16,921	74	125	16,870
Federal Home Loan Mortgage Corporation	5,142	-	65	5,077
Privately issued	-	824	-	824

Total mortgage-backed securities	356,667	2,225	5,425	353,467
Asset-backed securities	-	191	-	191

Total available for sale securities	$543,992	$2,928	$6,994	$539,926

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(3.)	INVESTMENT SECURITIES (Continued)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016 (continued)
Securities held to maturity:
State and political subdivisions	305,248	2,127	1,616	305,759
Mortgage-backed securities:
Federal National Mortgage Association	10,362	1	124	10,239
Federal Home Loan Mortgage Corporation	3,290	-	150	3,140
Government National Mortgage Association	24,575	18	182	24,411
Collateralized mortgage obligations:
Federal National Mortgage Association	83,929	21	1,573	82,377
Federal Home Loan Mortgage Corporation	101,025	80	1,827	99,278
Government National Mortgage Association	14,909	40	162	14,787

Total mortgage-backed securities	238,090	160	4,018	234,232

Total held to maturity securities	$543,338	$2,287	$5,634	$539,991

Investment securities with a total fair value of $838.4 million and $907.7 million at December 31, 2017 and 2016, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	2017	2016	2015
Taxable interest and dividends	$17,886	$17,025	$16,123
Tax-exempt interest and dividends	5,869	5,892	5,752

Total interest and dividends on securities	$23,755	$22,917	$21,875

Sales and calls of securities available for sale for the years ended December 31 were as follows (in thousands):

	2017	2016	2015
Proceeds from sales	$50,084	$95,261	$54,277
Gross realized gains	1,266	2,695	2,000
Gross realized losses	6	-	12

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2017 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations (in thousands).

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$2	$2
Due from one to five years	123,010	122,228
Due after five years through ten years	294,812	292,544
Due after ten years	110,634	110,199

	$528,458	$524,973

Debt securities held to maturity:
Due in one year or less	$57,692	$57,757
Due from one to five years	159,758	161,514
Due after five years through ten years	103,593	102,507
Due after ten years	195,423	191,205

	$516,466	$512,983

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(3.)	INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are summarized as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$95,046	$571	$31,561	$687	$126,607	$1,258
Mortgage-backed securities:
Federal National Mortgage Association	201,754	1,855	67,383	1,365	269,137	3,220
Federal Home Loan Mortgage Corporation	20,446	192	15,601	483	36,047	675
Government National Mortgage Association	2,432	-	880	12	3,312	12
Collateralized mortgage obligations:
Federal National Mortgage Association	-	-	119	1	119	1
Federal Home Loan Mortgage Corporation	-	-	8	-	8	-

Total mortgage-backed securities	224,632	2,047	83,991	1,861	308,623	3,908

Total available for sale securities	319,678	2,618	115,552	2,548	435,230	5,166

Securities held to maturity:
State and political subdivisions	36,368	295	14,492	367	50,860	662
Mortgage-backed securities:
Federal National Mortgage Association	3,766	29	2,694	59	6,460	88
Federal Home Loan Mortgage Corporation	-	-	3,094	119	3,094	119
Government National Mortgage Association	17,327	136	9,184	194	26,511	330
Collateralized mortgage obligations:
Federal National Mortgage Association	16,830	202	57,645	1,756	74,475	1,958
Federal Home Loan Mortgage Corporation	23,727	337	66,467	1,828	90,194	2,165
Government National Mortgage Association	15,401	340	5,635	162	21,036	502

Total mortgage-backed securities	77,051	1,044	144,719	4,118	221,770	5,162

Total held to maturity securities	113,419	1,339	159,211	4,485	272,630	5,824

Total temporarily impaired securities	$433,097	$3,957	$274,763	$7,033	$707,860	$10,990

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(3.)	INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$113,261	$1,566	$1,458	$3	$114,719	$1,569
Mortgage-backed securities:
Federal National Mortgage Association	211,491	4,413	-	-	211,491	4,413
Federal Home Loan Mortgage Corporation	24,360	807	-	-	24,360	807
Government National Mortgage Association	1,111	15	-	-	1,111	15
Collateralized mortgage obligations:
Federal National Mortgage Association	8,119	125	-	-	8,119	125
Federal Home Loan Mortgage Corporation	5,077	65	-	-	5,077	65

Total mortgage-backed securities	250,158	5,425	-	-	250,158	5,425

Total available for sale securities	363,419	6,991	1,458	3	364,877	6,994

Securities held to maturity:
State and political subdivisions	82,644	1,616	-	-	82,644	1,616
Mortgage-backed securities:
Federal National Mortgage Association	9,253	124	-	-	9,253	124
Federal Home Loan Mortgage Corporation	3,141	150	-	-	3,141	150
Government National Mortgage Association	10,736	182	-	-	10,736	182
Collateralized mortgage obligations:
Federal National Mortgage Association	72,734	1,560	3,107	13	75,841	1,573
Federal Home Loan Mortgage Corporation	92,256	1,825	430	2	92,686	1,827
Government National Mortgage Association	8,675	161	531	1	9,206	162

Total mortgage-backed securities	196,795	4,002	4,068	16	200,863	4,018

Total held to maturity securities	279,439	5,618	4,068	16	283,507	5,634

Total temporarily impaired securities	$642,858	$12,609	$5,526	$19	$648,384	$12,628

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2017 was 411 compared to 463 at December 31, 2016. At December 31, 2017, the Company had positions in 172 investment securities with a fair value of $274.8 million and a total unrealized loss of $7.0 million that have been in a continuous unrealized loss position for more than 12 months. At December 31, 2017, there were a total of 239 securities positions in the Company’s investment portfolio with a fair value of $433.1 million and a total unrealized loss of $4.0 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2016, the Company had positions in nine investment securities with a fair value of $5.5 million and a total unrealized loss of $19 thousand that have been in a continuous unrealized loss position for more than 12 months. At December 31, 2016, there were a total of 454 securities positions in the Company’s investment portfolio with a fair value of $642.9 million and a total unrealized loss of $12.6 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management. No impairment was recorded during the years ended December 31, 2017, 2016 and 2015.

Based on management’s review and evaluation of the Company’s debt securities as of December 31, 2017, the debt securities with unrealized losses were not considered to be OTTI. As of December 31, 2017, the Company does not have the intent to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of December 31, 2017, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(4.)	LOANS HELD FOR SALE AND LOAN SERVICING RIGHTS

Loans held for sale were entirely comprised of residential real estate loans and totaled $2.7 million and $1.1 million as of December 31, 2017 and 2016, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $163.3 million and $173.7 million as of December 31, 2017 and 2016, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $3.7 million and $4.0 million as of December 31, 2017 and 2016, respectively.

The activity in capitalized loan servicing assets is summarized as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Mortgage servicing assets, beginning of year	$1,077	$1,225	$1,335
Originations	231	150	166
Amortization	(318)	(298)	(276)

Mortgage servicing assets, end of year	990	1,077	1,225
Valuation allowance	-	(2)	(1)

Mortgage servicing assets, net, end of year	$990	$1,075	$1,224

(5.)	LOANS

The Company’s loan portfolio consisted of the following at December 31 (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
2017
Commercial business	$449,763	$563	$450,326
Commercial mortgage	810,851	(1,943)	808,908
Residential real estate loans	457,761	7,522	465,283
Residential real estate lines	113,422	2,887	116,309
Consumer indirect	845,682	30,888	876,570
Other consumer	17,443	178	17,621

Total	$2,694,922	$40,095	2,735,017

Allowance for loan losses			(34,672)

Total loans, net			$2,700,345

2016
Commercial business	$349,079	$468	$349,547
Commercial mortgage	671,552	(1,494)	670,058
Residential real estate loans	421,476	6,461	427,937
Residential real estate lines	119,745	2,810	122,555
Consumer indirect	725,754	26,667	752,421
Other consumer	17,465	178	17,643

Total	$2,305,071	$35,090	2,340,161

Allowance for loan losses			(30,934)

Total loans, net			$2,309,227

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(5.)	LOANS (Continued)

Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. Borrowings by these related parties amounted to $6.6 million and $3.5 million at December 31, 2017 and 2016, respectively. During 2017, new borrowings amounted to $5.7 million (including borrowings of executive officers and directors that were outstanding at the time of their appointment), and repayments and other reductions were $2.6 million.

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of December 31 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
2017
Commercial business	$64	$36	$-	$100	$5,344	$444,319	$449,763
Commercial mortgage	56	375	-	431	2,623	807,797	810,851
Residential real estate loans	1,908	56	-	1,964	2,252	453,545	457,761
Residential real estate lines	349	-	-	349	404	112,669	113,422
Consumer indirect	2,806	672	-	3,478	1,895	840,309	845,682
Other consumer	174	15	11	200	2	17,241	17,443

Total loans, gross	$5,357	$1,154	$11	$6,522	$12,520	$2,675,880	$2,694,922

2016
Commercial business	$1,337	$-	$-	$1,337	$2,151	$345,591	$349,079
Commercial mortgage	48	-	-	48	1,025	670,479	671,552
Residential real estate loans	1,073	253	-	1,326	1,236	418,914	421,476
Residential real estate lines	216	-	-	216	372	119,157	119,745
Consumer indirect	2,320	488	-	2,808	1,526	721,420	725,754
Other consumer	134	15	9	158	7	17,300	17,465

Total loans, gross	$5,128	$756	$9	$5,893	$6,317	$2,292,861	$2,305,071

There were no loans past due greater than 90 days and still accruing interest as of December 31, 2017 and 2016. There were $11 thousand and $9 thousand in consumer overdrafts which were past due greater than 90 days as of December 31, 2017 and 2016, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2017, 2016 and 2015. For the years ended December 31, 2017, 2016 and 2015, estimated interest income of $481 thousand, $234 thousand, and $432 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

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

The following presents, by loan class, information related to loans modified in a TDR during the years ended December 31 (in thousands).

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
2017
Commercial business	1	$3,081	$565
Commercial mortgage	-	-	-

Total	1	$3,081	$565

2016
Commercial business	3	$526	$526
Commercial mortgage	1	550	550

Total	4	$1,076	$1,076

The loans identified as TDRs by the Company during the years ended December 31, 2017 and 2016 were previously reported as impaired loans prior to restructuring. The modifications during the year ended December 31, 2017 primarily related to collateral concessions. For the year ended December 31, 2016, the restructured loan modifications primarily related to collateral concessions and forbearance. All loans restructured during the years ended December 31, 2017 and 2016 were on nonaccrual status at the end of those respective years. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were either classified as substandard, with an increased risk allowance allocation, or impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR during the years ended December 31, 2017 and 2016 that defaulted during the year ended December 31, 2017. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(5.)	LOANS (Continued)

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents data on impaired loans at December 31 (in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
2017
With no related allowance recorded:
Commercial business	$1,635	$2,370	$-	$853	$-
Commercial mortgage	584	584	-	621	-

	2,219	2,954	-	1,474	-
With an allowance recorded:
Commercial business	3,853	3,853	2,056	4,468	-
Commercial mortgage	2,528	2,528	115	1,516	-

	6,381	6,381	2,171	5,984	-

	$8,600	$9,335	$2,171	$7,458	$-

2016
With no related allowance recorded:
Commercial business	$645	$1,044	$-	$1,032	$-
Commercial mortgage	673	882	-	725	-

	1,318	1,926	-	1,757	-
With an allowance recorded:
Commercial business	1,506	1,506	694	1,141	-
Commercial mortgage	352	352	124	486	-

	1,858	1,858	818	1,627	-

	$3,176	$3,784	$818	$3,384	$-

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

December 31, 2017, 2016 and 2015

(5.)	LOANS (Continued)

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of December 31 (in thousands):

	Commercial Business	Commercial Mortgage
2017

Uncriticized	$429,692	$791,127
Special mention	7,120	12,185
Substandard	12,951	7,539
Doubtful	-	-

Total	$449,763	$810,851

2016

Uncriticized	$326,254	$652,550
Special mention	10,377	12,690
Substandard	12,448	6,312
Doubtful	-	-

Total	$349,079	$671,552

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of December 31 (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
2017

Performing	$455,509	$113,018	$843,787	$17,430
Non-performing	2,252	404	1,895	13

Total	$457,761	$113,422	$845,682	$17,443

2016

Performing	$420,240	$119,373	$724,228	$17,449
Non-performing	1,236	372	1,526	16

Total	$421,476	$119,745	$725,754	$17,465

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(5.)	LOANS (Continued)

Allowance for Loan Losses

The following tables set forth the changes in the allowance for loan losses for the years ended December 31 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
2017
Allowance for loan losses:
Beginning balance	$7,225	$10,315	$1,478	$303	$11,311	$302	$30,934
Charge-offs	(3,614)	(10)	(431)	(106)	(10,164)	(926)	(15,251)
Recoveries	416	262	130	60	4,444	316	5,628
Provision (credit)	11,641	(6,871)	145	(77)	7,824	699	13,361

Ending balance	$15,668	$3,696	$1,322	$180	$13,415	$391	$34,672

Evaluated for impairment:
Individually	$2,001	$107	$-	$-	$-	$-	$2,108

Collectively	$13,667	$3,589	$1,322	$180	$13,415	$391	$32,564

Loans:
Ending balance	$449,763	$810,851	$457,761	$113,422	$845,682	$17,443	$2,694,922

Evaluated for impairment:
Individually	$5,322	$2,852	$-	$-	$-	$-	$8,174

Collectively	$444,441	$807,999	$457,761	$113,422	$845,682	$17,443	$2,686,748

2016
Allowance for loan losses:
Beginning balance	$5,540	$9,027	$1,347	$345	$10,458	$368	$27,085
Charge-offs	(943)	(385)	(289)	(104)	(8,748)	(607)	(11,076)
Recoveries	447	45	174	15	4,259	347	5,287
Provision	2,181	1,628	246	47	5,342	194	9,638

Ending balance	$7,225	$10,315	$1,478	$303	$11,311	$302	$30,934

Evaluated for impairment:
Individually	$663	$105	$-	$-	$-	$-	$768

Collectively	$6,562	$10,210	$1,478	$303	$11,311	$302	$30,166

Loans:
Ending balance	$349,079	$671,552	$421,476	$119,745	$725,754	$17,465	$2,305,071

Evaluated for impairment:
Individually	$2,052	$935	$-	$-	$-	$-	$2,987

Collectively	$347,027	$670,617	$421,476	$119,745	$725,754	$17,465	$2,302,084

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(5.)	LOANS (Continued)

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
2015
Allowance for loan losses:
Beginning balance	$5,621	$8,122	$1,620	$435	$11,383	$456	$27,637
Charge-offs	(1,433)	(895)	(397)	(199)	(9,156)	(878)	(12,958)
Recoveries	212	146	114	31	4,200	322	5,025
Provision	1,140	1,654	10	78	4,031	468	7,381

Ending balance	$5,540	$9,027	$1,347	$345	$10,458	$368	$27,085

Evaluated for impairment:
Individually	$996	$10	$-	$-	$-	$-	$1,006

Collectively	$4,544	$9,017	$1,347	$345	$10,458	$368	$26,079

Loans:
Ending balance	$313,475	$567,481	$376,023	$124,766	$652,494	$18,361	$2,052,600

Evaluated for impairment:
Individually	$3,922	$947	$-	$-	$-	$-	$4,869

Collectively	$309,553	$566,534	$376,023	$124,766	$652,494	$18,361	$2,047,731

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(6.)	PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment at December 31 are summarized as follows (in thousands):

	2017	2016
Land and land improvements	$6,003	$6,003
Buildings and leasehold improvements	52,900	52,005
Furniture, fixtures, equipment and vehicles	38,716	32,972

Premises and equipment	97,619	90,980
Accumulated depreciation and amortization	(52,430)	(48,582)

Premises and equipment, net	$45,189	$42,398

Depreciation and amortization expense relating to premises and equipment, included in occupancy and equipment expense in the consolidated statements of income, amounted to $4.9 million, $4.6 million and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(7.)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual impairment test of goodwill as of October 1st of each year. See Note 1 for the Company’s accounting policy for goodwill and other intangible assets.

The Company completed an evaluation of the contingent earn out liability related to its 2014 acquisition of SDN during the second quarter of 2017, resulting in a contingent consideration liability adjustment of $1.2 million. Based on this event, a goodwill impairment test was also performed in the second quarter of 2017. Based on its qualitative assessment, the Company concluded it was more likely than not that the fair value of its SDN reporting unit was less than its carrying value. Accordingly, the Company performed a Step 1 review for possible goodwill impairment.

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

The results of the Company’s 2017 annual impairment test indicated no impairment for its Banking segment or its Courier Capital reporting unit; consequently, no goodwill impairment charge for either was recorded in 2017. In addition, the Company’s 2017 annual impairment test indicated no additional impairment for the SDN reporting unit.

The results of the Company’s 2016 annual impairment test indicated no impairment; consequently, no goodwill impairment charge was recorded in 2016.

Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

The change in the balance for goodwill during the years ended December 31 was as follows (in thousands):

	Banking	Non-Banking	Total
Balance, January 1, 2016	$48,536	$11,866	$60,402
Acquisition	-	6,015	6,015

Balance, December 31, 2016	48,536	17,881	66,417
Impairment	-	(1,575)	(1,575)
Acquisition	-	998	998

Balance, December 31, 2017	$48,536	$17,304	$65,840

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(7.)	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles. Changes in the gross carrying amount, accumulated amortization and net book value for the years ended December 31 were as follows (in thousands):

	2017	2016
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(1,669)	(1,464)

Net book value	$373	$578

Amortization during the year	$205	$251

Other intangibles:
Gross carrying amount	$11,378	$10,568
Accumulated amortization	(2,888)	(1,923)

Net book value	$8,490	$8,645

Amortization during the year	$965	$998

Core deposit intangible and other intangibles amortization expense was $296 thousand and $646 thousand, respectively, for the year ended December 31, 2015. Estimated amortization expense of other intangible assets for each of the next five years is as follows:

2018	$1,112
2019	1,011
2020	909
2021	803
2022	725

(8.)	DEPOSITS

A summary of deposits as of December 31 are as follows (in thousands):

	2017	2016
Noninterest-bearing demand	$718,498	$677,076
Interest-bearing demand	634,203	581,436
Savings and money market	1,005,317	1,034,194
Time deposits, due:
Within one year	678,352	471,494
One to two years	108,653	158,399
Two to three years	29,994	23,548
Three to five years	35,157	49,075
Thereafter	-	-

Total time deposits	852,156	702,516

Total deposits	$3,210,174	$2,995,222

Time deposits in denominations of $250,000 or more at December 31, 2017 and 2016 amounted to $154.0 million and $99.8 million, respectively.

Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	2017	2016	2015
Interest-bearing demand	$897	$833	$754
Savings and money market	1,487	1,339	1,166
Time deposits	8,709	6,286	5,386

Total interest expense on deposits	$11,093	$8,458	$7,306

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(9.)	BORROWINGS

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2017	2016
Short-term borrowings:
Short-term FHLB borrowings	$446,200	$331,500
Long-term borrowings:
Subordinated notes, net	39,131	39,061

Total borrowings	$485,331	$370,561

Short-term borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings that we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2017 consisted of $304.7 million in overnight borrowings and $141.5 million in short-term advances. Short-term FHLB borrowings at December 31, 2016 consisted of $171.5 million in overnight borrowings and $160.0 million in short-term advances. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. At December 31, 2017 and 2016, the Company’s borrowings had a weighted average rate of 1.50% and 0.76%, respectively.

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

(10.)	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

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

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain one or more of the following provisions: (a) if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations, and (b) if the Company fails to maintain its status as a well-capitalized institution, the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(10.)	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of December 31 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet line item	Fair value		Balance sheet line item	Fair value
	2017	2016		2017	2016		2017	2016

Derivatives not designated as hedging instruments
Credit contracts	$ 12,282	$ -	Other assets	$ -	$ -	Other liabilities	$ 4	$ -

Total derivatives	$ 12,282	$ -		$ -	$ -		$ 4	$ -

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the years ended December 31 (in thousands):

		Gain (loss) recognized in income
Undesignated derivatives	Line item of gain (loss) recognized in income	2017	2016	2015

Credit contract	Noninterest income - Other	$131	$-	$-

Total undesignated		$131	$-	$-

(11.)	COMMITMENTS AND CONTINGENCIES

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

Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	2017	2016
Commitments to extend credit	$661,021	$555,713
Standby letters of credit	12,181	12,689

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(11.)	COMMITMENTS AND CONTINGENCIES (Continued)

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $566 thousand at December 31, 2017. The Company had no forward sales commitments at December 31, 2016. The net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

Lease Obligations

The Company is obligated under a number of non-cancellable operating lease agreements for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. Future minimum payments by year and in the aggregate, under the non-cancellable leases with initial or remaining terms of one year or more, are as follows at December 31, 2017 (in thousands):

2018	$2,459
2019	2,370
2020	2,217
2021	2,039
2022	1,775
Thereafter	30,815

$41,675

Rent expense relating to these operating leases, included in occupancy and equipment expense in the statements of income, was $2.6 million, $2.1 million and $2.0 million in 2017, 2016 and 2015, respectively.

Contingent Liabilities

In the ordinary course of business there are various threatened and pending legal proceedings against the Company. Based on consultation with outside legal counsel, management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

(12.)	REGULATORY MATTERS

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(12.)	REGULATORY MATTERS (Continued)

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2017 includes, subject to limitation, $17.3 million of preferred stock.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for the Company also includes qualified subordinated debt. At December 31, 2017, the Company’s Tier 2 capital included $39.1 million of Subordinated Notes.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(12.)	REGULATORY MATTERS (Continued)

The following table presents actual and required capital ratios as of December 31, 2017 and 2016 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules (in thousands):

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased-in		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2017
Tier 1 leverage:
Company	$322,680	8.13%	$158,710	4.00%	$158,710	4.00%	$198,387	5.00%
Bank	346,532	8.75	158,372	4.00	158,372	4.00	197,965	5.00
CET1 capital:
Company	305,351	10.16	172,825	5.75	210,396	7.00	195,368	6.50
Bank	346,532	11.57	172,224	5.75	209,664	7.00	194,688	6.50
Tier 1 capital:
Company	322,680	10.74	217,910	7.25	255,481	8.50	240,452	8.00
Bank	346,532	11.57	217,152	7.25	254,592	8.50	239,616	8.00
Total capital:
Company	396,483	13.19	278,023	9.25	315,594	10.50	300,565	10.00
Bank	381,204	12.73	277,056	9.25	314,496	10.50	299,520	10.00

2016
Tier 1 leverage:
Company	$265,246	7.36%	$144,095	4.00%	$144,095	4.00%	$180,119	5.00%
Bank	284,765	7.92	143,862	4.00	143,862	4.00	179,828	5.00
CET1 capital:
Company	247,906	9.59	132,438	5.13	180,891	7.00	167,970	6.50
Bank	284,765	11.06	132,014	5.13	180,312	7.00	167,432	6.50
Tier 1 capital:
Company	265,246	10.26	171,201	6.63	219,654	8.50	206,733	8.00
Bank	284,765	11.06	170,652	6.63	218,950	8.50	206,070	8.00
Total capital:
Company	335,241	12.97	222,884	8.63	271,337	10.50	258,416	10.00
Bank	315,699	12.26	222,170	8.63	270,467	10.50	257,588	10.00

As of December 31, 2017, the Company and Bank were considered “well capitalized” under all regulatory capital guidelines. Such determination has been made based on the Tier 1 leverage, CET1capital, Tier 1 capital and total capital ratios.

Federal Reserve Requirements

The Bank is required to maintain a reserve balance at the FRB of New York. As of December 31, 2017, the Bank was not required to maintain a reserve balance at the FRB of New York. The reserve requirement for the Bank totaled $629 thousand as of December 31, 2016.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(13.)	SHAREHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock and the Series A preferred stock. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. There were 173,286 and 173,398 shares of preferred stock issued and outstanding as of December 31, 2017 and 2016, respectively.

Common Stock

The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	Outstanding	Treasury	Issued
2017
Shares outstanding at beginning of year	14,537,597	154,617	14,692,214
Common stock issued for “at-the-market” equity offering	1,363,964	-	1,363,964
Restricted stock awards issued	8,898	(8,898)	-
Restricted stock awards forfeited	(10,359)	10,359	-
Stock options exercised	21,320	(21,320)	-
Stock awards	7,841	(7,841)	-
Treasury stock purchases	(4,323)	4,323	-

Shares outstanding at end of year	15,924,938	131,240	16,056,178

2016
Shares outstanding at beginning of year	14,190,192	207,317	14,397,509
Common stock issued for Courier Capital acquisition	294,705	-	294,705
Restricted stock awards issued	8,800	(8,800)	-
Restricted stock awards forfeited	(10,183)	10,183	-
Stock options exercised	49,761	(49,761)	-
Stock awards	4,322	(4,322)	-

Shares outstanding at end of year	14,537,597	154,617	14,692,214

On May 30, 2017, the Company entered into a sales agency agreement, with Sandler O’Neill + Partners, L.P. as sales agent, under which it could sell up to $40.0 million of its common stock through an “at-the-market” equity offering program. The program was completed in November 2017. The Company sold 1,363,964 shares of its common stock under the program at a weighted average price of $29.33, representing gross proceeds of approximately $40.0 million. Net proceeds received were approximately $38.3 million. The Company used the net proceeds of this offering to support organic growth and other general corporate purposes, including contributing capital to the Bank.

Preferred Stock

Series A 3% Preferred Stock. There were 1,439 and 1,492 shares of Series A 3% preferred stock issued and outstanding as of December 31, 2017 and 2016, respectively. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(13.)	SHAREHOLDERS’ EQUITY (Continued)

Series B-1 8.48% Preferred Stock. There were 171,847 and 171,906 shares of Series B-1 8.48% preferred stock issued and outstanding as of December 31, 2017 and 2016, respectively. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

(14.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
2017
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$1,841	$710	$1,131
Reclassification adjustment for net gains included in net income (1)	(1,103)	(426)	(677)

Total securities available for sale and transferred securities	738	284	454
Pension and post-retirement obligations:
Net actuarial gains (losses) arising during the year	1,460	563	897
Amortization of net actuarial loss and prior service cost included in income	1,115	431	684

Total pension and post-retirement obligations	2,575	994	1,581

Other comprehensive income	$3,313	$1,278	$2,035

2016
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(2,146)	$(828)	$(1,318)
Reclassification adjustment for net gains included in net income (1)	(2,793)	(1,078)	(1,715)

Total securities available for sale and transferred securities	(4,939)	(1,906)	(3,033)
Pension and post-retirement obligations:
Net actuarial gains (losses) arising during the year	(241)	(93)	(148)
Amortization of net actuarial loss and prior service cost included in income	907	350	557

Total pension and post-retirement obligations	666	257	409

Other comprehensive loss	$(4,273)	$(1,649)	$(2,624)

2015
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(1,529)	$(591)	$(938)
Reclassification adjustment for net gains included in net income (1)	(2,251)	(868)	(1,383)

Total securities available for sale and transferred securities	(3,780)	(1,459)	(2,321)
Pension and post-retirement obligations:
Net actuarial gains (losses) arising during the year	(887)	(342)	(545)
Amortization of net actuarial loss and prior service cost included in income	895	345	550

Total pension and post-retirement obligations	8	3	5

Other comprehensive loss	$(3,772)	$(1,456)	$(2,316)

(1)

Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(14.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(3,729)	$(10,222)	$(13,951)
Other comprehensive income (loss) before reclassifications	1,131	897	2,028
Amounts reclassified from accumulated other comprehensive income (loss)	(677)	684	7

Net current period other comprehensive income	454	1,581	2,035

Balance at December 31, 2017	$(3,275)	$(8,641)	$(11,916)

Balance at January 1, 2016	$(696)	$(10,631)	$(11,327)
Other comprehensive income (loss) before reclassifications	(1,318)	(148)	(1,466)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,715)	557	(1,158)

Net current period other comprehensive (loss) income	(3,033)	409	(2,624)

Balance at December 31, 2016	$(3,729)	$(10,222)	$(13,951)

Balance at January 1, 2015	$1,625	$(10,636)	$(9,011)
Other comprehensive income (loss) before reclassifications	(938)	(545)	(1,483)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,383)	550	(833)

Net current period other comprehensive (loss) income	(2,321)	5	(2,316)

Balance at December 31, 2015	$(696)	$(10,631)	$(11,327)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31 (in thousands):

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	2017	2016
Realized gain on sale of investment securities	$1,260	$2,695	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(157)	98	Interest income

	1,103	2,793	Total before tax
	(426)	(1,078)	Income tax expense

	677	1,715	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	51	48	Salaries and employee benefits
Net actuarial losses (1)	(1,166)	(955)	Salaries and employee benefits

	(1,115)	(907)	Total before tax
	431	350	Income tax benefit

	(684)	(557)	Net of tax

Total reclassified for the period	$(7)	$1,158

(1)	These items are included in the computation of net periodic pension expense. See Note 18 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(15.)	SHARE-BASED COMPENSATION

The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Management Development and Compensation Committee (the “Compensation Committee”) of the Board. In May 2015, the Company’s shareholders approved the 2015 Long-Term Incentive Plan (the “2015 Plan”) to replace the 2009 Management Stock Incentive Plan and the 2009 Directors’ Stock Incentive Plan (collectively, the “2009 Plans”). A total of 438,076 shares transferred from the 2009 Plans were available for grant pursuant to the 2015 Plan as of May 6, 2015, the date of approval of the 2015 Plan. In addition, any shares subject to outstanding awards under the 2009 Plans that are canceled, expired, forfeited or otherwise not issued or are settled in cash on or after May 6, 2015, will become available for future award grants under the 2015 Plan. As of December 31, 2017, there were approximately 313,000 shares available for grant under the 2015 Plan.

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

The Company awarded grants of 12,531 shares of restricted stock units to certain members of management during the year ended December 31, 2017. The shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrifts Index over a three-year performance period ended December 31, 2019. The shares earned based on the achievement of the TSR performance requirements, if any, will vest on February 22, 2020 assuming the recipient’s continuous service to the Company.

The grant-date fair value of the TSR performance award granted during the year ended December 31, 2017 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.85 years, (ii) risk free interest rate of 1.45%, (iii) expected dividend yield of 2.41% and (iv) expected stock price volatility over the expected term of the TSR performance award of 21.9%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of the Company’s common stock on the date of grant.

The Company granted 27,831 additional shares of restricted stock units to management during the year ended December 31, 2017. These shares will vest after completion of a three-year service requirement. The average market price of the restricted stock units on the date of grant was $31.88.

During the year ended December 31, 2017, the Company granted a total of 8,898 restricted shares of common stock to non-employee directors, of which 4,454 shares vested immediately and 4,444 shares will vest after completion of a one-year service requirement. The weighted average market price of the restricted stock on the date of grant was $29.47. In addition, the Company issued a total of 7,841 shares of common stock in-lieu of cash for the annual retainer of six non-employee directors during the year ended December 31, 2017. The weighted average market price of the stock on the date of grant was $30.88.

The restricted stock awards granted to the directors and the restricted stock units granted to management in 2017 do not have rights to dividends or dividend equivalents.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(15.)	SHARE-BASED COMPENSATION (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2017, 2016 or 2015. There was no unrecognized compensation expense related to unvested stock options as of December 31, 2017. The following is a summary of stock option activity for the year ended December 31, 2017 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	49,099	$19.00
Granted	-	-
Exercised	(21,320)	19.45
Forfeited	-	-
Expired	(5,580)	19.64

Outstanding and exercisable at end of period	22,199	$18.40	0.4 years	$282

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the years ended December 31, 2017, 2016 and 2015 was $297 thousand, $450 thousand, and $106 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the years ended December 31, 2017, 2016 and 2015 was $413 thousand, $964 thousand, and $359 thousand, respectively. The tax benefits realized in connection with these stock option exercises were not significant.

The following is a summary of restricted stock award and restricted stock units activity for the year ended December 31, 2017:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	114,565	$19.90
Granted	52,627	31.26
Vested	(25,247)	23.90
Forfeited	(11,359)	12.81

Outstanding at end of period	130,586	$24.32

As of December 31, 2017, there was $1.5 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 1.8 years.

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

	2017	2016	2015
Salaries and employee benefits	$927	$601	$431
Other noninterest expense	247	244	243

Total share-based compensation expense	$1,174	$845	$674

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(16.)	INCOME TAXES

The income tax expense for the years ended December 31 consisted of the following (in thousands):

	2017	2016	2015
Current tax expense (benefit):
Federal	$(3,031)	$13,846	$8,720
State	573	82	21

Total current tax expense	(2,458)	13,928	8,741

Deferred tax expense (benefit):
Federal	12,297	(2,175)	1,440
State	106	457	358

Total deferred tax expense (benefit)	12,403	(1,718)	1,798

Total income tax expense	$9,945	$12,210	$10,539

Income tax expense differed from the statutory federal income tax rate for the years ended December 31 as follows:

	2017	2016	2015
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax exempt interest income	(5.6)	(5.6)	(6.1)
Tax credits and adjustments	(6.7)	0.3	(0.7)
Non-taxable earnings on company owned life insurance	(1.4)	(2.2)	(1.8)
State taxes, net of federal tax benefit	1.1	0.8	0.7
Nondeductible expenses	0.3	0.2	0.3
Goodwill and contingent consideration adjustments	0.3	(0.9)	(0.3)
Other, net	(0.1)	0.1	-

Effective tax rate	22.9%	27.7%	27.1%

Total income tax expense (benefit) was as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Income tax expense	$9,945	$12,210	$10,539
Shareholder’s equity	3,909	(1,649)	(1,456)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(16.)	INCOME TAXES (Continued)

The Company’s net deferred tax asset (liability) is included in other assets in the consolidated statements of condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	2017	2016
Deferred tax assets:
Allowance for loan losses	$8,741	$11,938
Deferred compensation	748	1,357
Investment in limited partnerships	599	943
SERP agreements	320	682
Interest on nonaccrual loans	305	453
Share-based compensation	464	604
Net unrealized loss on securities available for sale	1,334	2,326
Other	66	120

Gross deferred tax assets	12,577	18,423
Deferred tax liabilities:
REIT dividend	9,412	-
Prepaid expenses	720	-
Prepaid pension costs	3,255	4,727
Intangible assets	2,594	4,059
Depreciation and amortization	2,023	1,085
Loan servicing assets	250	415
Other	102	234

Gross deferred tax liabilities	18,356	10,520

Net deferred tax asset (liability)	$(5,779)	$7,903

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

On December 22, 2017, the TCJ Act was signed into law which, among other items, reduces the federal statutory corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The TCJ Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, accelerated expensing of depreciable property for assets placed into service after September 27, 2017 and before 2023, limits the deductibility of net interest expenses, eliminates the corporate alternative minimum tax, limits net operating loss carrybacks and carryforwards to 80% of taxable income and other provisions.

Results for the fourth quarter and full year of 2017 were positively impacted by a $2.9 million reduction in income tax expense due to the TCJ Act, primarily driven by a revaluation adjustment to the net deferred tax liability.

Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. As such, no valuation allowance has been recorded as of December 31, 2017 or 2016.

The Company and its subsidiaries are primarily subject to federal and New York income taxes. The federal income tax years currently open for audits are 2013 through 2017. The New York income tax years currently open for audits are 2013 through 2017.

At December 31, 2017, the Company had no federal or New York net operating loss or tax credits carryforwards.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(16.)	INCOME TAXES (Continued)

The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2017, 2016 and 2015. There were no material interest or penalties recorded in the income statement in income tax expense for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017 and 2016, there were no amounts accrued for interest or penalties related to uncertain tax positions.

(17.)	EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities.

	2017	2016	2015
Net income available to common shareholders	$32,064	$30,469	$26,875

Weighted average common shares outstanding:
Total shares issued	15,235	14,689	14,398
Unvested restricted stock awards	(47)	(75)	(93)
Treasury shares	(144)	(178)	(224)

Total basic weighted average common shares outstanding	15,044	14,436	14,081
Incremental shares from assumed:
Exercise of stock options	9	20	24
Vesting of restricted stock awards	32	35	30

Total diluted weighted average common shares outstanding	15,085	14,491	14,135

Basic earnings per common share	$2.13	$2.11	$1.91

Diluted earnings per common share	$2.13	$2.10	$1.90

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	-	-	-
Restricted stock awards	1	2	1

Total	1	2	1

There were no participating securities outstanding for the years ended December 2017, 2016 and 2015; therefore, the two-class method of calculating basic and diluted EPS was not applicable for the years presented.

(18.)	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

Employees that meet specified eligibility conditions are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. Until December 31, 2015, the Company matched a participant’s contributions up to 4.5% of compensation, calculated at 100% of the first 3% of compensation and 50% of the next 3% of compensation deferred by the participant. The Company is also permitted to make additional discretionary matching contributions, although no such additional discretionary contributions were made in 2017, 2016 or 2015. The expense included in salaries and employee benefits in the consolidated statements of income for this plan amounted to $1.3 million in 2015. Effective January 1, 2016, the 401(k) Plan was amended to discontinue the Company’s matching contribution.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(18.)	EMPLOYEE BENEFIT PLANS (Continued)

Defined Benefit Pension Plan

The Company participates in The New York State Bankers Retirement System (the “Plan”), a defined benefit pension plan covering substantially all employees. For employees hired prior to December 31, 2006, who met participation requirements on or before January 1, 2008 (“Tier 1 Participant”), the benefits are generally based on years of service and the employee’s highest average compensation during five consecutive years of employment.

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

The following table provides a reconciliation of the Company’s changes in the Plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	2017	2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$63,002	$59,232
Service cost	3,140	2,885
Interest cost	2,449	2,402
Actuarial (gain) loss	5,016	1,210
Benefits paid and plan expenses	(3,171)	(2,727)

Projected benefit obligation at end of period	70,436	63,002

Change in plan assets:
Fair value of plan assets at beginning of period	75,252	72,358
Actual return on plan assets	11,267	5,621
Employer contributions	-	-
Benefits paid and plan expenses	(3,171)	(2,727)

Fair value of plan assets at end of period	83,348	75,252

Funded status at end of period	$12,912	$12,250

The accumulated benefit obligation was $65.2 million and $58.0 million at December 31, 2017 and 2016, respectively.

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company has no minimum required contribution for the 2018 fiscal year.

Estimated benefit payments under the Plan over the next ten years at December 31, 2017 are as follows (in thousands):

2018	$2,846
2019	2,885
2020	3,109
2021	3,311
2022	3,528
2023 - 2027	20,500

Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2017	2016	2015
Service cost	$3,140	$2,885	$2,324
Interest cost on projected benefit obligation	2,449	2,402	2,328
Expected return on plan assets	(4,775)	(4,600)	(4,820)
Amortization of unrecognized loss	1,142	938	926
Amortization of unrecognized prior service cost	17	20	20

Net periodic pension cost	$1,973	$1,645	$778

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(18.)	EMPLOYEE BENEFIT PLANS (Continued)

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2017	2016	2015
Weighted average discount rate	4.00%	4.21%	3.86%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return	6.50%	6.50%	6.50%

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2017	2016	2015
Weighted average discount rate	3.49%	4.00%	4.21%
Rate of compensation increase	3.00%	3.00%	3.00%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(18.)	EMPLOYEE BENEFIT PLANS (Continued)

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

Generally, securities of less than Baa2/BBB quality may not be purchased

Securities of less than A-quality may not in the aggregate exceed 13% of the investment manager’s portfolio.

An investment manager’s portfolio of commercial MBS and ABS shall not exceed 10% of the portfolio at the time of purchase.

Other financial instruments	Unhedged currency exposure in countries not defined as “high income economies” by the World Bank

All other investments not prohibited by the Plan are permitted. At December 31, 2017 and 2016, the Plan held certain investments which are no longer deemed acceptable to acquire. The Plan continues to allow managers to maintain currently prohibited positions which were not prohibited at the time of purchase. These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the Plan.

The target allocation range below is both historic and prospective in that it has not changed since prior to 2013. It is the asset allocation range that the investment managers have been advised to adhere to and within which they may make tactical asset allocation decisions.

	2017 Target	Percentage of Plan Assets at December 31,		Weighted Average Expected Long-term
	Allocation	2017	2016	Rate of Return
Asset category:
Cash equivalents	0 – 20%	6.4%	6.1%	0.18%
Equity securities	40 – 60	50.2	47.9	4.02
Fixed income securities	40 – 60	40.2	42.6	2.06
Other financial instruments	0 – 5	3.2	3.4	0.24

Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 - Fair Value Measurements).

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(18.)	EMPLOYEE BENEFIT PLANS (Continued)

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

The following is a table of the pricing methodology and unobservable inputs used by JPMorgan and NT in pricing commingled pension trust funds (“CPTF”):

	Principal Valuation Technique(s) Used	Unobservable Inputs
CPTF - Fixed Income:
CPTF (Corporate High Yield) of JPMorgan	Market, Comparable Securities	EBITDA Multiple
CPTF (High Yield) of JPMorgan	Market	None
CPTF (Long Duration Investment Grade) of JPMorgan	Market, NAV, Comparable Securities, Discounted Cash Flow	None
CPTF (Emerging Markets Strategic Debt) of JPMorgan (formerly known as JPMorgan Emerging Markets Local Currency Debt)	Market, Comparable Securities	None
CPTF (Emerging Markets - Fixed Income) of JPMorgan	Market, Comparable Securities	None
NT Collective Aggregate Bond Index Fund - Lending	NAV	None

CPTF – Other:
CPTF (Strategic Property) of JPMorgan	Market, Income Approach, Debt Service and Sales Comparison	Credit Spreads, Discount Rate, Loan to Value Ratio, Terminal Capitalization Rate and Value per Square Foot

When valuing Commingled Pension Trust Funds (Equity) JPMorgan uses a market methodology and does not rely on unobservable inputs in those valuations.

The following table sets forth a summary of the changes in the Plan’s level 3 assets for the years ended December 31, 2017 and 2016:

Level 3 assets, January 1, 2016	$2,670
Realized Gain	52
Sales	(381)
Unrealized gains	296

Level 3 assets, December 31, 2016	2,637
Realized Gain	43
Purchases	103
Sales	(224)
Unrealized gains	82

Level 3 assets, December 31, 2017	$2,641

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(18.)	EMPLOYEE BENEFIT PLANS (Continued)

The major categories of Plan assets measured at fair value on a recurring basis as of December 31 are presented in the following tables (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2017
Cash equivalents:
Cash (including foreign currencies)	$726	$-	$-	$726
Short term investment funds	-	4,635	-	4,635

Total cash equivalents	726	4,635	-	5,361
Equity securities:
Common stock	14,523	-	-	14,523
Depository receipts	368	-	-	368
Commingled pension trust funds	-	26,613	-	26,613
Preferred stock	320	-	-	320

Total equity securities	15,211	26,613	-	41,824
Fixed income securities:
Collateralized mortgage obligations	-	585	-	585
Commingled pension trust funds	-	19,524	-	19,524
Corporate bonds	-	3,068	-	3,068
FNMA	-	167	-	167
Government securities	-	10,117	-	10,117
Mortgage backed securities	-	61	-	61

Total fixed income securities	-	33,522	-	33,522
Other investments:
Commingled pension trust funds - Realty	-	-	2,641	2,641

Total Plan investments	$15,937	$64,770	$2,641	$83,348

At December 31, 2017, the portfolio was managed by two investment firms, with control of the portfolio split approximately 59% and 37% under the control of the investment managers with the remaining 4% under the direct control of the Plan. A portfolio concentration in two of the commingled pension trust funds and a short term investment fund of 15%, 6% and 6%, respectively, existed at December 31, 2017.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(18.)	EMPLOYEE BENEFIT PLANS (Continued)

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2016
Cash equivalents:
Foreign currencies	$99	$-	$-	$99
Short term investment funds	-	4,454	-	4,454

Total cash equivalents	99	4,454	-	4,553
Equity securities:
Common stock	13,326	-	-	13,326
Depository receipts	391	-	-	391
Commingled pension trust funds	-	22,302	-	22,302

Total equity securities	13,717	22,302	-	36,019
Fixed income securities:
Collateralized mortgage obligations	-	633	-	633
Commingled pension trust funds	-	18,151	-	18,151
Corporate bonds	-	2,862	-	2,862
FNMA	-	579	-	579
Government securities	-	9,783	-	9,783
Mortgage backed securities	-	35	-	35

Total fixed income securities	-	32,043	-	32,043
Other Investments:
Commingled pension trust funds - Realty	-	-	2,637	2,637

Total Plan investments	$13,816	$58,799	$2,637	$75,252

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

Postretirement Benefit Plan

An entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active employees who had already met the then-applicable age and service requirements under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. Retirees ages 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $151 thousand and $149 thousand as of December 31, 2017 and 2016, respectively. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of income was not significant for the years ended December 31, 2017, 2016 and 2015. The plan is not funded.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(18.)	EMPLOYEE BENEFIT PLANS (Continued)

The components of accumulated other comprehensive loss related to the defined benefit plan and postretirement benefit plan as of December 31 are summarized below (in thousands):

	2017	2016
Defined benefit plan:
Net actuarial loss	$(14,348)	$(16,966)
Prior service credit (cost)	5	(12)

	(14,343)	(16,978)

Postretirement benefit plan:
Net actuarial loss	(190)	(198)
Prior service credit	169	237

	(21)	39

Total	(14,364)	(16,939)
Deferred tax benefit	5,723	6,717

Amounts included in accumulated other comprehensive loss	$(8,641)	$(10,222)

Changes in plan assets and benefit obligations recognized in other comprehensive income on a pre-tax basis during the years ended December 31 are as follows (in thousands):

	2017	2016
Defined benefit plan:
Net actuarial gain (loss)	$1,475	$(189)
Amortization of net loss	1,142	938
Amortization of prior service cost	17	20

	2,634	769

Postretirement benefit plan:
Net actuarial loss	(15)	(53)
Amortization of net loss	24	17
Amortization of prior service credit	(68)	(67)

	(59)	(103)

Total recognized in other comprehensive income	$2,575	$666

For the year ending December 31, 2018, the estimated net loss and prior service credit for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost is $750 thousand and $72 thousand, respectively.

Supplemental Executive Retirement Agreements

The Company has non-qualified Supplemental Executive Retirement Agreements (“SERPs”) covering five former executives. The unfunded pension liability related to the SERPs was $1.9 million and $2.1 million at December 31, 2017 and 2016, respectively. SERP expense was $194 thousand, $88 thousand, and $408 thousand for 2017, 2016 and 2015, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(19.)	FAIR VALUE MEASUREMENTS

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(19.)	FAIR VALUE MEASUREMENTS (Continued)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(19.)	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2017
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$161,889	$-	$161,889
Mortgage-backed securities	-	363,084	-	363,084
Asset-backed securities	-	-	-	-

	$-	$524,973	$-	$524,973

Other liabilities:
Derivative instruments – credit contracts	$-	$4	$-	$4

	$-	$4	$-	$4

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$2,718	$-	$2,718
Collateral dependent impaired loans	-	-	3,847	3,847
Other assets:
Loan servicing rights	-	-	990	990
Other real estate owned	-	-	148	148

	$-	$2,718	$4,985	$7,703

2016
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$186,268	$-	$186,268
Mortgage-backed securities	-	353,467	-	353,467
Asset-backed securities	-	191	-	191

	$-	$539,926	$-	$539,926

Other liabilities:
Derivative instruments – credit contracts	$-	$-	$-	$-

	$-	$-	$-	$-

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$1,050	$-	$1,050
Collateral dependent impaired loans	-	-	901	901
Other assets:
Loan servicing rights	-	-	1,075	1,075
Other real estate owned	-	-	107	107

	$-	$1,050	$2,083	$3,133

There were no transfers between Levels 1 and 2 during the years ended December 31, 2017 and 2016. There were no liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2017 and 2016.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(19.)	FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$ 3,847	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 45% discount

Loan servicing rights	$ 990	Discounted cash flow	Discount rate Constant prepayment rate	10.2% (3) 14.8% (3)

Other real estate owned	$ 148	Appraisal of collateral (1)	Appraisal adjustments (2)	28% - 43% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the years ended December 31, 2017 and 2016.

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

Long-term borrowings: Long-term borrowings consist of $40 million of subordinated notes. The subordinated notes are publicly traded and are valued based on market prices, which are characterized as Level 2 liabilities in the fair value hierarchy.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(19.)	FAIR VALUE MEASUREMENTS (Continued)

The following presents the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of December 31(in thousands):

	Level in	2017		2016
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$99,195	$99,195	$71,277	$71,277
Securities available for sale	Level 2	524,973	524,973	539,926	539,926
Securities held to maturity	Level 2	516,466	512,983	543,338	539,991
Loans held for sale	Level 2	2,718	2,718	1,050	1,050
Loans	Level 2	2,696,498	2,660,936	2,308,326	2,285,146
Loans (1)	Level 3	3,847	3,847	901	901
Accrued interest receivable	Level 1	10,776	10,776	9,192	9,192
FHLB and FRB stock	Level 2	27,730	27,730	21,780	21,780

Financial liabilities:
Non-maturity deposits	Level 1	2,358,018	2,358,018	2,292,706	2,292,706
Time deposits	Level 2	852,156	848,055	702,516	701,097
Short-term borrowings	Level 1	446,200	446,200	331,500	331,500
Long-term borrowings	Level 2	39,131	41,485	39,061	40,701
Accrued interest payable	Level 1	8,038	8,038	5,394	5,394
Derivative instruments – credit contracts	Level 2	4	4	-	-

(1)	Comprised of collateral dependent impaired loans.

(20.)	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements pertaining only to the Parent are presented below (in thousands).

Condensed Statements of Condition	December 31,
	2017	2016
Assets:
Cash and due from subsidiary	$10,687	$16,516
Investment in and receivables due from subsidiary	409,127	344,741
Other assets	5,901	4,020

Total assets	$425,715	$365,277

Liabilities and shareholders’ equity:
Long-term borrowings, net of issuance costs of $869 and $939, respectively	$39,131	$39,061
Other liabilities	5,407	6,162
Shareholders’ equity	381,177	320,054

Total liabilities and shareholders’ equity	$425,715	$365,277

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(20.)	PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Income	Years ended December 31,
	2017	2016	2015
Dividends from subsidiary and associated companies	$12,000	$16,000	$16,000
Management and service fees from subsidiary	1,185	855	599
Other income	1,298	1,296	1,175

Total income	14,483	18,151	17,774
Interest expense	2,471	2,471	1,750
Operating expenses	4,249	5,950	3,509

Total expense	6,720	8,421	5,259
Income before income tax benefit and equity in undistributed earnings of subsidiary	7,763	9,730	12,515
Income tax benefit	1,817	2,783	1,814

Income before equity in undistributed earnings of subsidiary	9,580	12,513	14,329
Equity in undistributed earnings of subsidiary	23,946	19,418	14,008

Net income	$33,526	$31,931	$28,337

Condensed Statements of Cash Flows	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$33,526	$31,931	$28,337
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(23,946)	(19,418)	(14,008)
Depreciation and amortization	149	148	97
Share-based compensation	1,174	845	674
(Increase) decrease in other assets	(1,673)	1,772	(1,069)
Decrease in other liabilities	(1,211)	(389)	(258)

Net cash provided by operating activities	8,019	14,889	13,773
Cash flows from investing activities:
Capital investment in Five Star Bank	(38,405)	-	(34,000)
Purchase of premises and equipment	(44)	(1,290)	-
Net cash paid for acquisition	-	(918)	-

Net cash used in investing activities	(38,449)	(2,208)	(34,000)
Cash flows from financing activities:
Issuance of long-term debt, net of issuance costs	-	-	38,940
Proceeds from issuance of common shares	38,303	-	-
Purchase of preferred and common shares	(157)	-	(202)
Proceeds from stock options exercised	413	964	359
Dividends paid	(13,958)	(12,946)	(12,721)
Other	-	30	79

Net cash provided by (used in) financing activities	24,601	(11,952)	26,455

Net (decrease) increase in cash and cash equivalents	(5,829)	729	6,228
Cash and cash equivalents as of beginning of year	16,516	15,787	9,559

Cash and cash equivalents as of end of the year	$10,687	$16,516	$15,787

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(21.)	SEGMENT REPORTING

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

The following tables present information regarding the Company’s business segments as of and for the periods indicated (in thousands).

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
December 31, 2017
Goodwill	$48,536	$17,304	$-	$65,840
Other intangible assets, net	373	8,490	-	8,863
Total assets	4,069,086	31,466	4,658	4,105,210

December 31, 2016
Goodwill	$48,536	$17,881	$-	$66,417
Other intangible assets, net	579	8,644	-	9,223
Total assets	3,678,230	31,166	944	3,710,340

	Banking	Non- Banking (1)	Holding Company and Other	Consolidated Totals
Year ended December 31, 2017
Net interest income (expense)	$115,086	$-	$(2,471)	$112,615
Provision for loan losses	(13,361)	-	-	(13,361)
Noninterest income	24,921	9,172	637	34,730
Noninterest expense (2)	(78,845)	(9,264)	(2,404)	(90,513)

Income (loss) before income taxes	47,801	(92)	(4,238)	43,471
Income tax (expense) benefit	(12,253)	491	1,817	(9,945)

Net income (loss)	$35,548	$399	$(2,421)	$33,526

Year ended December 31, 2016
Net interest income (expense)	$105,161	$-	$(2,471)	$102,690
Provision for loan losses	(9,638)	-	-	(9,638)
Noninterest income	26,457	8,567	736	35,760
Noninterest expense	(73,056)	(7,080)	(4,535)	(84,671)

Income (loss) before income taxes	48,924	1,487	(6,270)	44,141
Income tax (expense) benefit	(14,409)	(584)	2,783	(12,210)

Net income (loss)	$34,515	$903	$(3,487)	$31,931

(1)	Reflects activity from Courier Capital since January 5, 2016 (the date of acquisition) and from the acquisition of the assets of Robshaw & Julian since August 31, 2017 (the date of acquisition).

(2)	Non-Banking segment includes SDN reporting unit goodwill impairment of $1.6 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Effectiveness of Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2017, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. The Report of the Independent Registered Public Accounting Firm that attests the effectiveness of internal control over financial reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Proposal 1 - Election of Directors,” “Business Experience and Qualification of Directors,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Board Meetings and Committees” in the 2018 Proxy Statement and is incorporated herein by reference.

Information concerning the Company’s Code of Business Conduct and Ethics is set forth under the caption “Code of Ethics” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2018 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Management Development and Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Management Development and Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in the 2018 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2017, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
		Weighted average	remaining for future
	Number of securities to	exercise price	issuance under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	22,199	$18.40	313,496
Equity compensation plans not approved by shareholders	-	$-	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, the information set forth in the 2018 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Board Independence” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in the 2018 Proxy Statement under the heading “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K.

(b)	EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 of the Form 8-K, dated December 30, 2016
4.1	Subordinated Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated April 15, 2015
4.2	First Supplemental Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.3	Form of Global Note to represent the 6.00% Fixed-to-Floating Rate Subordinated Notes due April 15, 2030	Incorporated by reference to Exhibit A of Exhibit 4.2 of the Form 8-K, dated April 15, 2015
10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement
10.2	Amendment Number One to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006
10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006
10.4	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement
10.5	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
10.6	2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009
10.7	2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009
10.8	Form of Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan (LTIP Award)	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 1, 2010
10.9	Form of “Service Based” Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.12 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

Exhibit Number	Description	Location

10.10	Form of 2013 Performance Program Master Agreement	Incorporated by reference to Exhibit 10.16 of the Form 10-K for the year ended December 31, 2012, dated March 18, 2013
10.11	Form of 2013 Performance Program Award Certificate	Incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended December 31, 2012, dated March 18, 2013
10.12	Executive Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated May 23, 2013
10.13	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 26, 2008
10.14	Amendment to Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 3, 2010
10.15	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012
10.16	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2014, dated August 5, 2014
10.17	Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.18	Form of Director Annual Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.19	Form of Director “In Lieu of Cash Fees” Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.20	Form of Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.4 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.21	Form of Performance Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.5 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.22	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.23	Form of Performance Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.24	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 30, 2016
10.25	Amended and Restated Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 4, 2017
10.26	Amended and Restated Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and Kevin B. Klotzbach	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated May 4, 2017

Exhibit Number	Description	Location

10.27	Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and Michael D. Burneal	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated May 4, 2017
10.28	Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and Jeffrey P. Kenefick	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated May 4, 2017
10.29	Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and William L. Kreienberg	Incorporated by reference to Exhibit 10.5 of the Form 8-K, dated May 4, 2017
10.30	Sales Agency Agreement, dated May 30, 2017, by and between Financial Institutions, Inc. and Sandler O’Neill + Partners, L.P.	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 30, 2017
21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith
23	Consent of Independent Registered Public Accounting Firm	Filed Herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith
32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

All material agreements consist of management contracts, compensatory plans or arrangements.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

March 14, 2018	By:	/s/ Martin K. Birmingham
Martin K. Birmingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Martin K. Birmingham	Director, President and Chief Executive Officer	March 14, 2018
Martin K. Birmingham	(Principal Executive Officer)

/s/ Kevin B. Klotzbach	Executive Vice President and Chief Financial Officer	March 14, 2018
Kevin B. Klotzbach	(Principal Financial Officer)

/s/ Michael D. Grover	Senior Vice President and Chief Accounting Officer	March 14, 2018
Michael D. Grover	(Principal Accounting Officer)

/s/ Karl V. Anderson, Jr.	Director	March 14, 2018
Karl V. Anderson, Jr.

/s/ Donald K. Boswell	Director	March 14, 2018
Donald K. Boswell

/s/ Dawn H. Burlew	Director	March 14, 2018
Dawn H. Burlew

/s/ Andrew W. Dorn, Jr.	Director	March 14, 2018
Andrew W. Dorn, Jr.

/s/ Robert M. Glaser	Director	March 14, 2018
Robert M. Glaser

/s/ Samuel M. Gullo	Director	March 14, 2018
Samuel M. Gullo

/s/ Susan R. Holliday	Director	March 14, 2018
Susan R. Holliday

/s/ Erland E. Kailbourne	Director	March 14, 2018
Erland E. Kailbourne

/s/ Robert N. Latella	Director, Chairman	March 14, 2018
Robert N. Latella

/s/ Kim E. VanGelder	Director	March 14, 2018
Kim E. VanGelder

/s/ James H. Wyckoff	Director	March 14, 2018
James H. Wyckoff