Form 10-Q
period 2018-03-31
FINANCIAL INSTITUTIONS INC
filed 2018-05-09
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                Yes ☐    No   ☑

The registrant had 15,905,415 shares of Common Stock, $0.01 par value, outstanding as of April 30, 2018.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$122,914	$99,195
Securities available for sale, at fair value	510,197	524,973
Securities held to maturity, at amortized cost (fair value of $493,501 and $512,983, respectively)	501,905	516,466
Loans held for sale	1,523	2,718
Loans (net of allowance for loan losses of $35,594 and $34,672, respectively)	2,757,670	2,700,345
Company owned life insurance	65,745	65,288
Premises and equipment, net	44,268	45,189
Goodwill and other intangible assets, net	74,415	74,703
Other assets	73,795	76,333

Total assets	$4,152,432	$4,105,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$702,900	$718,498
Interest-bearing demand	717,567	634,203
Savings and money market	1,052,270	1,005,317
Time deposits	907,272	852,156

Total deposits	3,380,009	3,210,174
Short-term borrowings	327,600	446,200
Long-term borrowings, net of issuance costs of $851 and $869, respectively	39,149	39,131
Other liabilities	25,372	28,528

Total liabilities	3,772,130	3,724,033

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,439 shares issued	144	144
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,847 shares issued	17,185	17,185

Total preferred equity	17,329	17,329
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,056,178 shares issued	161	161
Additional paid-in capital	121,805	121,058
Retained earnings	262,185	257,078
Accumulated other comprehensive loss	(18,163)	(11,916)
Treasury stock, at cost – 154,763 and 131,240 shares, respectively	(3,015)	(2,533)

Total shareholders’ equity	380,302	381,177

Total liabilities and shareholders’ equity	$4,152,432	$4,105,210

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	2018	2017
Interest income:
Interest and fees on loans	$29,758	$24,616
Interest and dividends on investment securities	5,641	5,897
Other interest income	4	25

Total interest income	35,403	30,538

Interest expense:
Deposits	3,456	2,231
Short-term borrowings	1,701	694
Long-term borrowings	618	618

Total interest expense	5,775	3,543

Net interest income	29,628	26,995
Provision for loan losses	2,949	2,781

Net interest income after provision for loan losses	26,679	24,214

Noninterest income:
Service charges on deposits	1,738	1,745
Insurance income	1,399	1,431
ATM and debit card	1,421	1,329
Investment advisory	1,778	1,431
Company owned life insurance	450	445
Investments in limited partnerships	568	(30)
Loan servicing	115	120
Net gain on sale of loans held for sale	96	48
Net gain on investment securities	-	206
Net gain (loss) on other assets	3	(2)
Other	1,416	1,113

Total noninterest income	8,984	7,836

Noninterest expense:
Salaries and employee benefits	13,429	11,369
Occupancy and equipment	4,407	3,964
Professional services	883	1,015
Computer and data processing	1,235	1,171
Supplies and postage	512	537
FDIC assessments	508	457
Advertising and promotions	977	462
Amortization of intangibles	288	297
Other	1,868	1,670

Total noninterest expense	24,107	20,942

Income before income taxes	11,556	11,108
Income tax expense	2,268	3,165

Net income	$9,288	$7,943

Preferred stock dividends	365	365

Net income available to common shareholders	$8,923	$7,578

Earnings per common share (Note 3):
Basic	$0.56	$0.52
Diluted	$0.56	$0.52
Cash dividends declared per common share	$0.24	$0.21

Weighted average common shares outstanding:
Basic	15,890	14,479
Diluted	15,941	14,528

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2018	2017
Net income	$9,288	$7,943
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	(6,270)	594
Hedging derivative instruments	(104)	-
Pension and post-retirement obligations	127	171

Total other comprehensive (loss) income, net of tax	(6,247)	765

Comprehensive income	$3,041	$8,708

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2018 and 2017

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2016	$17,340	$147	$81,755	$237,687	$(13,951)	$(2,924)	$320,054
Cumulative-effect adjustment	-	-	(279)	279	-	-	-

Balance at January 1, 2017	$17,340	$147	$81,476	$237,966	$(13,951)	$(2,924)	$320,054
Comprehensive income:
Net income	-	-	-	7,943	-	-	7,943
Other comprehensive income, net of tax	-	-	-	-	765	-	765
Purchases of common stock for treasury	-	-	-	-	-	(148)	(148)
Share-based compensation plans:
Share-based compensation	-	-	239	-	-	-	239
Stock options exercised	-	-	4	-	-	239	243
Restricted stock awards forfeited	-	-	182	-	-	(182)	-
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	-	-	-	(1)	-	-	(1)
Series B-1 8.48% Preferred-$2.12 per share	-	-	-	(364)	-	-	(364)
Common-$0.21 per share	-	-	-	(3,043)	-	-	(3,043)

Balance at March 31, 2017	$17,340	$147	$81,901	$242,501	$(13,186)	$(3,015)	$325,688

Balance at December 31, 2017	$17,329	$161	$121,058	$257,078	$(11,916)	$(2,533)	$381,177
Comprehensive income:
Net income	-	-	-	9,288	-	-	9,288
Other comprehensive loss, net of tax	-	-	-	-	(6,247)	-	(6,247)
Purchases of common stock for treasury	-	-	-	-	-	(113)	(113)
Share-based compensation plans:
Share-based compensation	-	-	302	-	-	-	302
Stock options exercised	-	-	(1)	-	-	77	76
Restricted stock awards forfeited	-	-	446	-	-	(446)	-
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	-	-	-	(1)	-	-	(1)
Series B-1 8.48% Preferred-$2.12 per share	-	-	-	(364)	-	-	(364)
Common-$0.24 per share	-	-	-	(3,816)	-	-	(3,816)

Balance at March 31, 2018	$17,329	$161	$121,805	$262,185	$(18,163)	$(3,015)	$380,302

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$9,288	$7,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,610	1,477
Net amortization of premiums on securities	671	824
Provision for loan losses	2,949	2,781
Share-based compensation	302	239
Deferred income tax (benefit) expense	(2,691)	679
Proceeds from sale of loans held for sale	5,389	1,663
Originations of loans held for sale	(4,098)	(2,662)
Income on company owned life insurance	(450)	(445)
Net gain on sale of loans held for sale	(96)	(48)
Net gain on investment securities	-	(206)
Net (gain) loss on other assets	(3)	2
Decrease (increase) in other assets	7,587	(2,013)
Decrease in other liabilities	(3,351)	(2,937)

Net cash provided by operating activities	17,107	7,297

Cash flows from investing activities:
Purchases of available for sale securities	-	(22,544)
Purchases of held to maturity securities	(2,767)	(16,276)
Proceeds from principal payments, maturities and calls on available for sale securities	6,167	10,566
Proceeds from principal payments, maturities and calls on held to maturity securities	16,883	14,470
Proceeds from sales of securities available for sale	-	12,350
Net loan originations	(60,644)	(65,100)
Purchases of company owned life insurance, net of proceeds received	(7)	(7)
Proceeds from sales of other assets	24	27
Purchases of premises and equipment	(383)	(5,290)

Net cash used in investing activities	(40,727)	(71,804)

Cash flows from financing activities:
Net increase in deposits	169,835	174,437
Net decrease in short-term borrowings	(118,600)	(28,200)
Purchases of common stock for treasury	(113)	(148)
Proceeds from stock options exercised	76	243
Cash dividends paid to common and preferred shareholders	(3,859)	(3,403)

Net cash provided by financing activities	47,339	142,929

Net increase in cash and cash equivalents	23,719	78,422
Cash and cash equivalents, beginning of period	99,195	71,277

Cash and cash equivalents, end of period	$122,914	$149,699

Supplemental information:
Cash paid for interest	$6,492	$2,597
Cash paid for income taxes	1,571	4,500
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	370	-
Accrued and declared unpaid dividends	4,181	3,408
Increase in net unsettled security purchases	-	740

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The effective date was deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption was permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. The Company’s largest source of revenue is net interest income on financial assets and liabilities, which is explicitly excluded from the scope of ASU 2014-09. Revenue streams that are within the scope of ASU 2014-09 include insurance income, investment advisory fees, service charges on deposits and ATM and debit card fees. The adoption of ASU 2014-09, as of January 1, 2018, did not have a significant impact on the Company’s financial statements. The Company adopted ASU 2014-09 using the modified retrospective transition method with no cumulative effect adjustment to opening retained earnings as of January 1, 2018. See “Revenue Recognition” below for additional information related to revenue generated from contracts with customers.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The adoption of ASU 2016-01, as of January 1, 2018, did not have a significant impact on the Company’s financial statements, except for the fair value disclosures as presented in Note 13 – Fair Value Measurements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is assessing the impact of ASU 2016-02 on its financial statements. The Company expects an increase in assets and liabilities as a result of recording additional lease contracts where the Company is a leasee.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. The adoption of ASU 2016-15, as of January 1, 2018, did not have a significant impact on the Company’s financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this ASU require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The ASU also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset). The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods; early adoption was permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this ASU were to be applied retrospectively. The adoption of ASU 2017-07, as of January 1, 2018, did not have a significant impact on the Company’s financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJ Act”). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the federal corporate income tax rate in the TCJ Act is recognized. The Company expects to reclass approximately $2.8 million from accumulated other comprehensive loss to retained earnings when ASU 2018-02 is adopted.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our loan servicing activities, as these activities are subject to other GAAP. Descriptions of our primary revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

●

Transactions and service based revenues - these include service charges on deposits, investment advisory, and ATM and debit card fees. Revenue is recognized when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur or, in some cases, within 90 days of the service period. Fees may be fixed or, where applicable, based on a percentage of transaction size or managed assets.

●

Insurance income - Insurance commissions are received on the sale of insurance products, and revenue is recognized upon the placement date of the insurance policies. Payment is normally received within the policy period. In addition to placement, SDN also provides insurance policy related risk management services. Revenue is recognized as these services are provided

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

	Three months ended
	March 31,
	2018	2017
Net income available to common shareholders	$8,923	$7,578

Weighted average common shares outstanding:
Total shares issued	16,056	14,692
Unvested restricted stock awards	(19)	(56)
Treasury shares	(147)	(157)

Total basic weighted average common shares outstanding	15,890	14,479

Incremental shares from assumed:
Exercise of stock options	6	15
Vesting of restricted stock awards	45	34

Total diluted weighted average common shares outstanding	15,941	14,528

Basic earnings per common share	$0.56	$0.52

Diluted earnings per common share	$0.56	$0.52

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	-	-
Restricted stock awards	4	5

Total	4	5

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2018
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$162,610	$18	$3,812	$158,816
Mortgage-backed securities:
Federal National Mortgage Association	307,972	83	7,922	300,133
Federal Home Loan Mortgage Corporation	40,078	34	1,361	38,751
Government National Mortgage Association	11,258	131	72	11,317
Collateralized mortgage obligations:
Federal National Mortgage Association	186	-	-	186
Federal Home Loan Mortgage Corporation	43	-	-	43
Privately issued	-	951	-	951

Total mortgage-backed securities	359,537	1,199	9,355	351,381

Total available for sale securities	$522,147	$1,217	$13,167	$510,197

Securities held to maturity:
State and political subdivisions	279,085	1,303	1,721	278,667
Mortgage-backed securities:
Federal National Mortgage Association	9,503	-	289	9,214
Federal Home Loan Mortgage Corporation	3,193	-	193	3,000
Government National Mortgage Association	26,271	-	840	25,431
Collateralized mortgage obligations:
Federal National Mortgage Association	72,584	-	2,649	69,935
Federal Home Loan Mortgage Corporation	89,871	-	3,297	86,574
Government National Mortgage Association	21,398	-	718	20,680

Total mortgage-backed securities	222,820	-	7,986	214,834

Total held to maturity securities	$501,905	$1,303	$9,707	$493,501

December 31, 2017
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$163,025	$122	$1,258	$161,889
Mortgage-backed securities:
Federal National Mortgage Association	311,830	313	3,220	308,923
Federal Home Loan Mortgage Corporation	41,290	76	675	40,691
Government National Mortgage Association	12,051	193	12	12,232
Collateralized mortgage obligations:
Federal National Mortgage Association	217	1	1	217
Federal Home Loan Mortgage Corporation	45	-	-	45
Privately issued	-	976	-	976

Total mortgage-backed securities	365,433	1,559	3,908	363,084

Total available for sale securities	$528,458	$1,681	$5,166	$524,973

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017 (continued)
Securities held to maturity:
State and political subdivisions	283,557	2,317	662	285,212
Mortgage-backed securities:
Federal National Mortgage Association	9,732	16	88	9,660
Federal Home Loan Mortgage Corporation	3,213	-	119	3,094
Government National Mortgage Association	26,841	-	330	26,511
Collateralized mortgage obligations:
Federal National Mortgage Association	76,432	-	1,958	74,474
Federal Home Loan Mortgage Corporation	93,810	3	2,165	91,648
Government National Mortgage Association	22,881	5	502	22,384

Total mortgage-backed securities	232,909	24	5,162	227,771

Total held to maturity securities	$516,466	$2,341	$5,824	$512,983

Investment securities with a total fair value of $898.4 million and $838.4 million at March 31, 2018 and December 31, 2017, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Proceeds from sales	$-	$12,350
Gross realized gains	-	206
Gross realized losses	-	-

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2018 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$4,996	$4,969
Due from one to five years	151,747	149,200
Due after five years through ten years	258,466	251,415
Due after ten years	106,938	104,613

	$522,147	$510,197

Debt securities held to maturity:
Due in one year or less	$55,255	$55,295
Due from one to five years	161,111	162,153
Due after five years through ten years	103,311	100,349
Due after ten years	182,228	175,704

	$501,905	$493,501

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2018
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$124,166	$2,539	$30,944	$1,273	$155,110	$3,812
Mortgage-backed securities:
Federal National Mortgage Association	226,028	5,855	65,749	2,067	291,777	7,922
Federal Home Loan Mortgage Corporation	22,258	597	14,941	764	37,199	1,361
Government National Mortgage Association	4,688	66	837	6	5,525	72
Collateralized mortgage obligations:
Federal National Mortgage Association	-	-	95	-	95	-
Federal Home Loan Mortgage Corporation	-	-	7	-	7	-

Total mortgage-backed securities	252,974	6,518	81,629	2,837	334,603	9,355

Total available for sale securities	377,140	9,057	112,573	4,110	489,713	13,167

Securities held to maturity:
State and political subdivisions	86,593	1,062	14,294	659	100,887	1,721
Mortgage-backed securities:
Federal National Mortgage Association	6,604	164	2,610	125	9,214	289
Federal Home Loan Mortgage Corporation	-	-	3,000	193	3,000	193
Government National Mortgage Association	15,403	424	10,028	416	25,431	840
Collateralized mortgage obligations:
Federal National Mortgage Association	18,080	426	51,855	2,223	69,935	2,649
Federal Home Loan Mortgage Corporation	21,491	664	65,083	2,633	86,574	3,297
Government National Mortgage Association	11,448	387	9,232	331	20,680	718

Total mortgage-backed securities	73,026	2,065	141,808	5,921	214,834	7,986

Total held to maturity securities	159,619	3,127	156,102	6,580	315,721	9,707

Total temporarily impaired securities	$536,759	$12,184	$268,675	$10,690	$805,434	$22,874

December 31, 2017
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$95,046	$571	$31,561	$687	$126,607	$1,258
Mortgage-backed securities:
Federal National Mortgage Association	201,754	1,855	67,383	1,365	269,137	3,220
Federal Home Loan Mortgage Corporation	20,446	192	15,601	483	36,047	675
Government National Mortgage Association	2,432	-	880	12	3,312	12
Collateralized mortgage obligations:
Federal National Mortgage Association	-	-	119	1	119	1
Federal Home Loan Mortgage Corporation	-	-	8	-	8	-

Total mortgage-backed securities	224,632	2,047	83,991	1,861	308,623	3,908

Total available for sale securities	319,678	2,618	115,552	2,548	435,230	5,166

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017 (continued)
Securities held to maturity:
State and political subdivisions	36,368	295	14,492	367	50,860	662
Mortgage-backed securities:
Federal National Mortgage Association	3,766	29	2,694	59	6,460	88
Federal Home Loan Mortgage Corporation	-	-	3,094	119	3,094	119
Government National Mortgage Association	17,327	136	9,184	194	26,511	330
Collateralized mortgage obligations:
Federal National Mortgage Association	16,830	202	57,645	1,756	74,475	1,958
Federal Home Loan Mortgage Corporation	23,727	337	66,467	1,828	90,194	2,165
Government National Mortgage Association	15,401	340	5,635	162	21,036	502

Total mortgage-backed securities	77,051	1,044	144,719	4,118	221,770	5,162

Total held to maturity securities	113,419	1,339	159,211	4,485	272,630	5,824

Total temporarily impaired securities	$433,097	$3,957	$274,763	$7,033	$707,860	$10,990

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2018 was 621 compared to 411 at December 31, 2017. At March 31, 2018, the Company had positions in 175 investment securities with a fair value of $268.7 million and a total unrealized loss of $10.7 million that have been in a continuous unrealized loss position for more than 12 months. At March 31, 2018, there were a total of 446 securities positions in the Company’s investment portfolio with a fair value of $536.8 million and a total unrealized loss of $12.2 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2017, the Company had positions in 172 investment securities with a fair value of $274.8 million and a total unrealized loss of $7.0 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2017, there were a total of 239 securities positions in the Company’s investment portfolio with a fair value of $433.1 million and a total unrealized loss of $4.0 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the three months ended March 31, 2018 and 2017.

Based on management’s review and evaluation of the Company’s debt securities as of March 31, 2018, the debt securities with unrealized losses were not considered to be OTTI. As of March 31, 2018, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of March 31, 2018, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
March 31, 2018
Commercial business	$463,526	$613	$464,139
Commercial mortgage	823,305	(2,214)	821,091
Residential real estate loans	470,111	7,824	477,935
Residential real estate lines	112,428	2,918	115,346
Consumer indirect	866,598	31,501	898,099
Other consumer	16,482	172	16,654

Total	$2,752,450	$40,814	2,793,264

Allowance for loan losses			(35,594)

Total loans, net			$2,757,670

December 31, 2017
Commercial business	$449,763	$563	$450,326
Commercial mortgage	810,851	(1,943)	808,908
Residential real estate loans	457,761	7,522	465,283
Residential real estate lines	113,422	2,887	116,309
Consumer indirect	845,682	30,888	876,570
Other consumer	17,443	178	17,621

Total	$2,694,922	$40,095	2,735,017

Allowance for loan losses			(34,672)

Total loans, net			$2,700,345

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $1.5 million and $2.7 million as of March 31, 2018 and December 31, 2017, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
March 31, 2018
Commercial business	$127	$-	$-	$127	$4,312	$459,087	$463,526
Commercial mortgage	388	-	-	388	2,310	820,607	823,305
Residential real estate loans	853	110	-	963	2,224	466,924	470,111
Residential real estate lines	167	-	-	167	372	111,889	112,428
Consumer indirect	1,443	370	-	1,813	1,467	863,318	866,598
Other consumer	91	13	17	121	15	16,346	16,482

Total loans, gross	$3,069	$493	$17	$3,579	$10,700	$2,738,171	$2,752,450

December 31, 2017
Commercial business	$64	$36	$-	$100	$5,344	$444,319	$449,763
Commercial mortgage	56	375	-	431	2,623	807,797	810,851
Residential real estate loans	1,908	56	-	1,964	2,252	453,545	457,761
Residential real estate lines	349	-	-	349	404	112,669	113,422
Consumer indirect	2,806	672	-	3,478	1,895	840,309	845,682
Other consumer	174	15	11	200	2	17,241	17,443

Total loans, gross	$5,357	$1,154	$11	$6,522	$12,520	$2,675,880	$2,694,922

There were no loans past due greater than 90 days and still accruing interest as of March 31, 2018 and December 31, 2017. There were $17 thousand and $11 thousand in consumer overdrafts which were past due greater than 90 days as of March 31, 2018 and December 31, 2017, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

There were no loans modified as a TDR during the three months ended March 31, 2018 or 2017. There were no loans modified as a TDR within the previous 12 months that defaulted during the three months ended March 31, 2018 or 2017. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS (Continued)

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as of the dates indicated and average recorded investment and interest income recognized on impaired loans for the three month period ended March 31, 2018 and twelve month period ended December 31, 2017 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2018
With no related allowance recorded:
Commercial business	$1,259	$1,775	$-	$1,523	$-
Commercial mortgage	569	569	-	576	-

	1,828	2,344	-	2,099	-
With an allowance recorded:
Commercial business	3,194	3,286	1,699	3,587	-
Commercial mortgage	2,222	2,222	719	2,370	-

	5,416	5,508	2,418	5,957	-

	$7,244	$7,852	$2,418	$8,056	$-

December 31, 2017
With no related allowance recorded:
Commercial business	$1,635	$2,370	$-	$853	$-
Commercial mortgage	584	584	-	621	-

	2,219	2,954	-	1,474	-
With an allowance recorded:
Commercial business	3,853	3,853	2,056	4,468	-
Commercial mortgage	2,528	2,528	115	1,516	-

	6,381	6,381	2,171	5,984	-

	$8,600	$9,335	$2,171	$7,458	$-

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS (Continued)

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
March 31, 2018
Uncriticized	$441,798	$804,177
Special mention	9,872	12,057
Substandard	11,856	7,071
Doubtful	-	-

Total	$463,526	$823,305

December 31, 2017
Uncriticized	$429,692	$791,127
Special mention	7,120	12,185
Substandard	12,951	7,539
Doubtful	-	-

Total	$449,763	$810,851

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
March 31, 2018
Performing	$467,887	$112,056	$865,131	$16,450
Non-performing	2,224	372	1,467	32

Total	$470,111	$112,428	$866,598	$16,482

December 31, 2017
Performing	$455,509	$113,018	$843,787	$17,430
Non-performing	2,252	404	1,895	13

Total	$457,761	$113,422	$845,682	$17,443

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS (Continued)

Allowance for Loan Losses

The following tables set forth the changes in the allowance for loan losses for the three month periods ended as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
March 31, 2018
Allowance for loan losses:
Beginning balance	$15,668	$3,696	$1,322	$180	$13,415	$391	$34,672
Charge-offs	(105)	(4)	(19)	(94)	(2,994)	(433)	(3,649)
Recoveries	120	7	69	3	1,330	93	1,622
Provision (credit)	(741)	1,774	28	129	1,481	278	2,949

Ending balance	$14,942	$5,473	$1,400	$218	$13,232	$329	$35,594

Evaluated for impairment:
Individually	$1,699	$719	$-	$-	$-	$-	$2,418

Collectively	$13,243	$4,754	$1,400	$218	$13,232	$329	$33,176

Loans:
Ending balance	$463,526	$823,305	$470,111	$112,428	$866,598	$16,482	$2,752,450

Evaluated for impairment:
Individually	$4,453	$2,791	$-	$-	$-	$-	$7,244

Collectively	$459,073	$820,514	$470,111	$112,428	$866,598	$16,482	$2,745,206

March 31, 2017
Allowance for loan losses:
Beginning balance	$7,225	$10,315	$1,478	$303	$11,311	$302	$30,934
Charge-offs	(1,122)	(10)	(14)	(43)	(2,809)	(203)	(4,201)
Recoveries	158	214	40	10	1,051	94	1,567
Provision (credit)	7,742	(6,852)	(64)	(56)	1,909	102	2,781

Ending balance	$14,003	$3,667	$1,440	$214	$11,462	$295	$31,081

Evaluated for impairment:
Individually	$1,842	$120	$-	$-	$-	$-	$1,962

Collectively	$12,161	$3,547	$1,440	$214	$11,462	$295	$29,119

Loans:
Ending balance	$374,992	$676,455	$421,614	$118,056	$758,761	$16,762	$2,366,640

Evaluated for impairment:
Individually	$3,549	$1,195	$-	$-	$-	$-	$4,744

Collectively	$371,443	$675,260	$421,614	$118,056	$758,761	$16,762	$2,361,896

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

Goodwill

The carrying amount of goodwill totaled $65.8 million as of March 31, 2018 and December 31, 2017. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	Non-Banking	Total
Balance, December 31, 2017	$48,536	$17,304	$65,840
No activity during the period	-	-	-

Balance, March 31, 2018	$48,536	$17,304	$65,840

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Changes in the gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Other intangibles assets:
Gross carrying amount	$13,420	$13,420
Accumulated amortization	(4,845)	(4,557)

Net book value	$8,575	$8,863

Amortization expense for total other intangible assets was $288 thousand and $297 thousand for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the estimated amortization expense of other intangible assets for the remainder of 2018 and each of the next five years is as follows (in thousands):

2018 (remainder of year)	$824
2019	1,011
2020	909
2021	803
2022	725
2023	665

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.)	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities, and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During 2018, such derivatives were used to hedge the variable cash flows associated with short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the three month periods ended March 31, 2018 and 2017. During the next twelve months, the Company estimates that an additional $84 thousand will be reclassified as an increase to interest expense.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.)	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of March 31, 2018 and December 31, 2017 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet line item	Fair value		Balance sheet line item	Fair value
	Mar. 31, 2018	Dec. 31, 2017		Mar. 31, 2018	Dec. 31, 2017		Mar. 31, 2018	Dec. 31, 2017

Derivatives designated as hedging instruments
Cash flow hedges	$100,000	$-	Other assets	$899	$-	Other liabilities	$-	$-

Total derivatives	$100,000	$-		$899	$-		$-	$-

Derivatives not designated as hedging instruments
Credit contracts	$34,880	$12,282	Other assets	$-	$-	Other liabilities	$21	$4

Total derivatives	$34,880	$12,282		$-	$-		$21	$4

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2018 and 2017 (in thousands):

		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended March 31,
Undesignated derivatives	recognized in income	2018	2017

Credit contract	Noninterest income - Other	$174	$-

Total undesignated		$174	$-

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)	SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three month periods ended March 31, 2018 and 2017:

	Outstanding	Treasury	Issued
March 31, 2018
Shares outstanding at December 31, 2017	15,924,938	131,240	16,056,178
Restricted stock awards forfeited	(23,901)	23,901	-
Stock options exercised	4,000	(4,000)	-
Treasury stock purchases	(3,622)	3,622	-

Shares outstanding at March 31, 2018	15,901,415	154,763	16,056,178

March 31, 2017
Shares outstanding at December 31, 2016	14,537,597	154,617	14,692,214
Restricted stock awards forfeited	(9,759)	9,759	-
Stock options exercised	12,500	(12,500)	-
Treasury stock purchases	(4,323)	4,323	-

Shares outstanding at March 31, 2017	14,536,015	156,199	14,692,214

(9.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the three month periods ended March 31, 2018 and 2017 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2018
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(8,465)	$(2,134)	$(6,331)
Reclassification adjustment for net gains included in net income (1)	82	21	61

Total securities available for sale and transferred securities	(8,383)	(2,113)	(6,270)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(139)	(35)	(104)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(18)	(5)	(13)
Amortization of net actuarial loss included in income	187	47	140

Total pension and post-retirement obligations	169	42	127

Other comprehensive income	$(8,353)	$(2,106)	$(6,247)

March 31, 2017
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$1,170	$451	$719
Reclassification adjustment for net gains included in net income (1)	(203)	(78)	(125)

Total securities available for sale and transferred securities	967	373	594
Hedging derivative insturments:
Change in unrealized gain/loss during the period	-	-	-
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(13)	(4)	(9)
Amortization of net actuarial loss included in income	292	112	180

Total pension and post-retirement obligations	279	108	171

Other comprehensive income	$1,246	$481	$765

(1)

Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three month periods ended March 31, 2018 and 2017 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
March 31, 2018
Balance at beginning of year	$-	$(3,275)	$(8,641)	$(11,916)
Other comprehensive income (loss) before reclassifications	(104)	(6,331)	-	(6,435)
Amounts reclassified from accumulated other comprehensive income (loss)	-	61	127	188

Net current period other comprehensive income (loss)	(104)	(6,270)	127	(6,247)

Balance at end of period	$(104)	$(9,545)	$(8,514)	$(18,163)

March 31, 2017
Balance at beginning of year	$-	$(3,729)	$(10,222)	$(13,951)
Other comprehensive income (loss) before reclassifications	-	719	-	719
Amounts reclassified from accumulated other comprehensive income (loss)	-	(125)	171	46

Net current period other comprehensive income (loss)		594	171	765

Balance at end of period	$-	$(3,135)	$(10,051)	$(13,186)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three month periods ended March 31, 2018 and 2017 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	March 31,
	2018	2017
Realized gain on sale of investment securities	$-	$206	Net gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(82)	(3)	Interest income

	(82)	203	Total before tax
	21	(78)	Income tax benefit (expense)

	(61)	125	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	18	13	Salaries and employee benefits
Net actuarial losses (1)	(187)	(292)	Salaries and employee benefits

	(169)	(279)	Total before tax
	42	108	Income tax benefit

	(127)	(171)	Net of tax

Total reclassified for the period	$(188)	$(46)

(1)	These items are included in the computation of net periodic pension expense. See Note 11 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)	SHARE-BASED COMPENSATION PLANS

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the three month period ended March 31, 2018.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	29,905	$28.38
PSUs	14,855	27.25

The grant-date fair value for the RSUs granted during the three month period ended March 31, 2018 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The number of PSUs that ultimately vest is contingent on achieving specified total shareholder return (“TSR”) targets relative to the SNL Small Cap Bank & Thrift Index, a market index the MD&C Committee has selected as a peer group for this purpose. The shares will be earned based on the Company’s achievement of a relative TSR performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrift Index over a three-year performance period ended December 31, 2020. The shares earned based on the achievement of the TSR performance requirement, if any, will vest on February 27, 2021 assuming the recipient’s continuous service to the Company.

The grant-date fair value of the PSUs granted during the three month period ended March 31, 2018 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.84 years, (ii) risk free interest rate of 2.39%, (iii) expected dividend yield of 2.83% and (iv) expected stock price volatility over the expected term of the TSR award of 21.2%. The Monte Carlo simulation model is a risk analysis method that selects a random value from a range of estimates.

The Company previously granted restricted stock awards to certain members of management and non-employee directors. There were no restricted stock awards granted during the quarter ended March 31, 2018. The following is a summary of restricted stock award and restricted stock units activity for the three month period ended March 31, 2018:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	130,586	$24.32
Granted	44,760	28.00
Vested	(15,702)	22.77
Forfeited	(23,901)	10.58

Outstanding at end of period	135,743	$28.14

At March 31, 2018, there was $2.5 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.3 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)	SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during the first three months of 2018 or 2017. There was no unrecognized compensation expense related to unvested stock options as of March 31, 2018. The following is a summary of stock option activity for the three months ended March 31, 2018 (dollars in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	22,199	$18.40
Exercised	(4,000)	19.00
Expired	-	-

Outstanding and exercisable at end of period	18,199	$18.27	0.1	$206

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the three months ended March 31, 2018 and 2017 was $52 thousand and $180 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the three months ended March 31, 2018 and 2017 was $76 thousand and $243 thousand, respectively.

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

	Three months ended March 31,
	2018	2017
Salaries and employee benefits	$268	$207
Other noninterest expense	34	32

Total share-based compensation expense	$302	$239

(11.)	EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Service cost	$836	$785
Interest cost on projected benefit obligation	598	613
Expected return on plan assets	(1,321)	(1,194)
Amortization of unrecognized prior service credit	(18)	(13)
Amortization of unrecognized net actuarial loss	187	292

Net periodic benefit expense	$282	$483

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

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Commitments to extend credit	$701,055	$661,021
Standby letters of credit	12,377	12,181

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $598 thousand $566 thousand at March 31, 2018 and December 31, 2017, respectively. The net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

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

Derivative instruments: The fair value of derivative instruments is determined using quoted secondary market prices for similar financial instruments and are classified as Level 2 in the fair value hierarchy.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2018
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$-	$158,816	$-	$158,816
Mortgage-backed securities	-	351,381	-	351,381
Other assets:
Hedging derivative instruments	-	899	-	899

Total fair value adjusted through comprehensive income	$-	$511,096	$-	$511,096

Other liabilities:
Derivative instruments – credit contracts	$-	$21	$-	$21

Total fair value adjusted through net income	$-	$21	$-	$21

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$1,523	$-	$1,523
Collateral dependent impaired loans	-	-	4,826	4,826
Other assets:
Loan servicing rights	-	-	983	983
Other real estate owned	-	-	480	480

	$-	$1,523	$6,289	$7,812

December 31, 2017
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$-	$161,889	$-	$161,889
Mortgage-backed securities	-	363,084	-	363,084
Other assets:
Hedging derivative instruments	-	-	-	-

	$-	$524,973	$-	$524,973

Other liabilities:
Derivative instruments – credit contracts	$-	$4	$-	$4

	$-	$4	$-	$4

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$2,718	$-	$2,718
Collateral dependent impaired loans	-	-	3,847	3,847
Other assets:
Loan servicing rights	-	-	990	990
Other real estate owned	-	-	148	148

	$-	$2,718	$4,985	$7,703

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2018 and 2017. There were no liabilities measured at fair value on a nonrecurring basis during the three month periods ended March 31, 2018 and 2017.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.)	FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$4,826	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 45% discount

Loan servicing rights	983	Discounted cash flow	Discount rate	10.3% (3)
			Constant prepayment rate	13.1% (3)

Other real estate owned	480	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 58% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended March 31, 2018.

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

	Level in	March 31, 2018		December 31, 2017
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$122,914	$122,914	$99,195	$99,195
Securities available for sale	Level 2	510,197	510,197	524,973	524,973
Securities held to maturity	Level 2	501,905	493,501	516,466	512,983
Loans held for sale	Level 2	1,523	1,523	2,718	2,718
Loans	Level 2	2,752,844	2,684,421	2,696,498	2,660,936
Loans (1)	Level 3	4,826	4,826	3,847	3,847
Accrued interest receivable	Level 1	11,634	11,634	10,776	10,776
FHLB and FRB stock	Level 2	22,652	22,652	27,730	27,730
Derivative instruments – cash flow hedge	Level 2	899	899	-	-

Financial liabilities:
Non-maturity deposits	Level 1	2,472,737	2,472,737	2,358,018	2,358,018
Time deposits	Level 2	907,272	900,943	852,156	848,055
Short-term borrowings	Level 1	327,600	327,600	446,200	446,200
Long-term borrowings	Level 2	39,149	40,659	39,131	41,485
Accrued interest payable	Level 1	7,321	7,321	8,038	8,038
Derivative instruments – credit contracts	Level 2	21	21	4	4

(1)	Comprised of collateral dependent impaired loans.

(14.)	SEGMENT REPORTING

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.)	SEGMENT REPORTING (Continued)

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
March 31, 2018
Goodwill	$48,536	$17,304	$-	$65,840
Other intangible assets, net	329	8,246	-	8,575
Total assets	4,116,335	30,714	5,383	4,152,432

December 31, 2017
Goodwill	$48,536	$17,304	$-	$65,840
Other intangible assets, net	373	8,490	-	8,863
Total assets	4,069,086	31,466	4,658	4,105,210

	Banking	Non-Banking (1)	Holding Company and Other	Consolidated Totals
Three months ended March 31, 2018
Net interest income (expense)	$30,246	$-	$(618)	$29,628
Provision for loan losses	(2,949)	-	-	(2,949)
Noninterest income	6,504	2,624	(144)	8,984
Noninterest expense	(20,483)	(2,665)	(959)	(24,107)

Income (loss) before income taxes	13,318	(41)	(1,721)	11,556
Income tax expense (benefit)	2,632	(8)	(356)	2,268

Net income (loss)	$10,686	$(33)	$(1,365)	$9,288

Three months ended March 31, 2017
Net interest income (expense)	$27,613	$-	$(618)	$26,995
Provision for loan losses	(2,781)	-	-	(2,781)
Noninterest income	5,578	2,405	(147)	7,836
Noninterest expense	(18,484)	(1,834)	(624)	(20,942)

Income (loss) before income taxes	11,926	571	(1,389)	11,108
Income tax expense (benefit)	3,573	222	(630)	3,165

Net income (loss)	$8,353	$349	$(759)	$7,943

(1)	Reflects activity from the acquisition of the assets of Robshaw & Julian since August 31, 2017 (the date of acquisition).

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

FORWARD LOOKING INFORMATION

Statements and financial analysis contained in this Quarterly Report on Form 10-Q that are based on other than historical data are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

●

statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Financial Institutions, Inc. (the “Parent”) and its subsidiaries (collectively, the “Company,” “we,” “our” or “us”); and

●	statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we refer to as the Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

●	If we experience greater credit losses than anticipated, earnings may be adversely impacted;

●	Our tax strategies and the value of our deferred tax assets and liabilities could adversely affect our operating results and regulatory capital ratios;

●	Geographic concentration may unfavorably impact our operations;

●	We depend on the accuracy and completeness of information about or from customers and counterparties;

●	Our insurance brokerage subsidiary, Scott Danahy Naylon, LLC (“SDN”), is subject to risk related to the insurance industry;

●	Our investment advisory and wealth management operations are subject to risk related to the financial services industry;

●	We may be unable to successfully implement our growth strategies, including the integration and successful management of newly-acquired businesses;

●	We are subject to environmental liability risk associated with our lending activities;

●	Our commercial business and mortgage loans increase our exposure to credit risks;

●	Our indirect lending involves risk elements in addition to normal credit risk;

●	We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason;

●	Any future FDIC insurance premium increases may adversely affect our earnings;

●	We are highly regulated and any adverse regulatory action may result in additional costs, loss of business opportunities, and reputational damage;

●

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

●	Legal and regulatory proceedings and related matters could adversely affect us;

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

GENERAL

The Parent is a financial holding company headquartered in New York State, providing banking and nonbanking financial services to individuals, municipalities and businesses primarily in our Western and Central New York footprint. The Company provides diversified financial services through its subsidiaries, Five Star Bank (the “Bank”), SDN and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, the Bank. Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients across 45 states. Courier Capital provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Summary of 2018 First Quarter Results

Net income increased $1.3 million or 17% to $9.3 million for the first quarter of 2018 compared to $7.9 million for the first quarter of 2017. Net income available to common shareholders for the first quarter of 2018 was $8.9 million, or $0.56 per diluted share, compared with $7.6 million, or $0.52 per diluted share, for the first quarter of last year. Return on average common equity was 9.95% and return on average assets was 0.92% for the first quarter of 2018 compared to 10.02% and 0.86%, respectively, for the first quarter of 2017.

Net interest income totaled $29.6 million in the first quarter of 2018, up from $27.0 million in the first quarter of 2017 and the increase was driven by growth in interest-earning assets. Average interest-earning assets were up $320.7 million, led by a $385.3 million increase in average loans in the first quarter of 2018 compared to the same quarter in 2017. The growth in interest-earning assets was partially offset by a lower net interest margin. First quarter of 2018 net interest margin was 3.19%, a decrease of four basis points from 3.23% reported in the first quarter of 2017, however the majority of the reduction in net interest margin was attributed to the lower tax-equivalent adjustment on tax-exempt securities as a result on the lower Federal corporate tax rate in 2018 from the Tax Cuts and Jobs Act (the “TCJ Act”).

The provision for loans losses was $2.9 million in the first quarter of 2018 compared to $2.8 million in the first quarter of 2017. Net charge-offs during the recent quarter were $2.0 million, down from $2.6 million in the first quarter of 2017. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.30% during the first three months of 2018 compared with 0.45% in the first quarter of 2017. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the increases in the provision for loan losses and net-charge-offs.

Noninterest income totaled $9.0 million in the first quarter of 2018, compared to $7.8 million in the first quarter of 2017. Included in these totals are net gains realized from the sale of investment securities totaling $206 thousand for the first quarter of 2017. Exclusive of this item, noninterest income was $9.0 million in the first quarter of 2018 and $7.6 million in the first quarter of 2017. The majority of the increase is attributed to limited partnership and investment advisory income. Income from investments in limited partnerships was $568 thousand in the first quarter of 2018 as compared to a loss of $30 thousand in the first quarter of 2017. Income from these investments fluctuates based on the maturity and performance of the underlying investments. Investment advisory income was $1.8 million in the first quarter of 2018, $347 thousand higher than the first quarter of 2017. The increase was primarily driven by the third quarter of 2017 acquisition of the assets of a Buffalo-area wealth management firm.

Noninterest expense in the first quarter of 2018 totaled $24.1 million compared with $20.9 million in the first quarter of 2017. The increase in noninterest expense was primarily due to increases in salaries and employee expense, occupancy and equipment expense and advertising and promotions expense. The increase in salaries and employee benefits was partly a result of our organic growth initiatives, coupled with approximately $1.0 million of non-recurring expenses in the first quarter of 2018. The non-recurring expenses related to compensation expense in connection with certain contractual obligations owed upon the retirement of two of the former owners of SDN, higher accrued contingent incentive compensation related to our wealth management subsidiary expected earnout payment, and the payment of one-time awards to employees not covered by certain incentive programs. The increase in occupancy and equipment expense was primarily as a result of the relocation of our Rochester regional administration center in the first quarter of 2017 and the impact of a branch opening in February 2017. The increase in advertising and promotions was a result of the new Five Star Bank brand campaign launched in February 2018

The regulatory Common equity Tier 1 ratio and Total risk-based capital ratio were 10.09%, and 13.09%, respectively, for the first quarter of 2018. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2018	2017
Interest income per consolidated statements of income	$35,403	$30,538
Adjustment to fully taxable equivalent basis	366	814

Interest income adjusted to a fully taxable equivalent basis	35,769	31,352
Interest expense per consolidated statements of income	5,775	3,543

Net interest income on a taxable equivalent basis	$29,994	$27,809

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Net Interest Income for the Three Month Periods ended March 31, 2018 and 2017

Net interest income on a taxable equivalent basis for the three months ended March 31, 2018, was $30.0 million, an increase of $2.2 million versus the comparable quarter last year. The increase in net interest income was due to an increase in average earning assets of $320.7 million or 9% compared to the first quarter of 2017.

The net interest margin for the first quarter of 2018 was 3.19%, four basis points lower than 3.23% for the same period in 2017. The majority of the reduction in net interest margin was attributed to the lower tax-equivalent adjustment on tax-exempt securities as a result on the lower Federal corporate tax rate in 2018 from the TCJ Act. This comparable period decrease was a function of a ten basis point decrease in interest rate spread, partially offset by a six basis point higher contribution from net free funds. The lower interest rate spread was a result of a 16 basis point increase in the yield on average interest-earning assets and a 26 basis point increase in the cost of average interest-bearing liabilities.

For the first quarter of 2018, the yield on average earning assets of 3.80% was 16 basis points higher than the first quarter of 2017. Loan yields increased 17 basis points during the first quarter of 2018 to 4.36%. The yield on investment securities decreased 14 basis points during the first quarter of 2018 to 2.32%. Overall, the earning asset rate changes increased interest income by $637 thousand during the first quarter of 2018 and a favorable volume variance increased interest income by $3.8 million, which collectively drove a $4.4 million increase in interest income.

Average interest-earning assets were $3.80 billion for the first quarter 2018, an increase of $320.7 million or 9% from the comparable quarter last year, with average loans up $385.3 million and average securities down $55.2 million. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $232.6 million or 22% from the first quarter of 2017.    Loans represented 72.7% of average interest-earning assets during first quarter of 2018 compared to 68.4% during the first quarter of 2017. The increase in the volume of average loans resulted in a $4.2 million increase in interest income, in addition to a $979 thousand increase due to the favorable rate variance. Securities represented 27.2% of average interest-earning assets during first quarter of 2018 compared to 31.3% during the first quarter of 2017. The decrease in the volume of average securities resulted in a $350 thousand decrease in interest income, in addition to a $353 thousand decrease due to the unfavorable rate variance.

The cost of average interest-bearing liabilities of 0.78% in the first quarter of 2018 was 26 basis points higher than the first quarter of 2017. The cost of average interest-bearing deposits increased 17 basis points to 0.55% and the cost of short-term borrowings increased 82 basis points to 1.68% in the first quarter of 2018 compared to the same quarter of 2017. The increase in the cost of short-term borrowings was a result of increases in the federal funds rate. The cost of long-term borrowings for the first quarter of 2018 decreased one basis point to 6.31% in the first quarter of 2018 compared to the same quarter of 2017. Overall, interest-bearing liability rate and volume increases resulted in $2.2 million of higher interest expense.

Average interest-bearing liabilities of $2.99 billion in the first quarter of 2018 were $240.5 million or 9% higher than the first quarter of 2017. On average, interest-bearing deposits grew $155.8 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $30.9 million. The increase in average deposits was due in part to seasonal inflows of municipal deposits, successful business development efforts in retail banking, and an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $1.2 million of higher interest expense during the first quarter of 2018. Average borrowings increased $84.6 million compared to the first quarter of 2018. Overall, short and long-term borrowing rate and volume changes resulted in $1.0 million of higher interest expense during the first quarter of 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended March 31,
	2018			2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$667	3	1.98%	$10,078	25	1.00%
Investment securities (1):
Taxable	754,100	4,263	2.26	784,018	4,384	2.24
Tax-exempt (2)	280,730	1,745	2.49	306,045	2,327	3.04

Total investment securities	1,034,830	6,008	2.32	1,090,063	6,711	2.46
Loans:
Commercial business	453,250	5,223	4.67	363,367	3,786	4.23
Commercial mortgage	821,311	9,866	4.87	678,613	7,843	4.69
Residential real estate loans	470,612	4,388	3.73	429,746	4,054	3.77
Residential real estate lines	115,614	1,257	4.41	121,594	1,192	3.98
Consumer indirect	885,723	8,516	3.90	767,887	7,243	3.83
Other consumer	16,978	508	12.13	16,956	498	11.91

Total loans	2,763,488	29,758	4.36	2,378,163	24,616	4.19

Total interest-earning assets	3,798,985	35,769	3.80	3,478,304	31,352	3.64

Less: Allowance for loan losses	(35,402)			(31,284)
Other noninterest-earning assets	323,050			307,450

Total assets	$4,086,633			$3,754,470

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$671,991	203	0.12%	$634,141	218	0.14%
Savings and money market	1,012,574	452	0.18	1,030,363	325	0.13
Time deposits	857,184	2,801	1.33	721,404	1,688	0.95

Total interest-bearing deposits	2,541,749	3,456	0.55	2,385,908	2,231	0.38
Short-term borrowings	411,760	1,701	1.68	327,195	694	0.86
Long-term borrowings	39,138	618	6.31	39,067	618	6.32

Total borrowings	450,898	2,319	2.08	366,262	1,312	1.44

Total interest-bearing liabilities	2,992,647	5,775	0.78	2,752,170	3,543	0.52

Noninterest-bearing demand deposits	688,123			657,190
Other noninterest-bearing liabilities	25,012			21,144
Shareholders’ equity	380,851			323,966

Total liabilities and shareholders’ equity	$4,086,633			$3,754,470

Net interest income (tax-equivalent)		29,994			27,809

Interest rate spread			3.02%			3.12%

Net earning assets	$806,338			$726,134

Net interest margin (tax-equivalent)			3.19%			3.23%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.94%			126.38%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 21% and 35% for the three month periods ended March 31, 2018 and 2017, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended
	March 31, 2018 vs. 2017
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(33)	$11	$(22)
Investment securities:
Taxable	(169)	48	(121)
Tax-exempt	(181)	(401)	(582)

Total investment securities	(350)	(353)	(703)
Loans:
Commercial business	1,006	431	1,437
Commercial mortgage	1,704	319	2,023
Residential real estate loans	382	(48)	334
Residential real estate lines	(61)	126	65
Consumer indirect	1,131	142	1,273
Other consumer	1	9	10

Total loans	4,163	979	5,142

Total interest income	3,780	637	4,417

Interest expense:
Deposits:
Interest-bearing demand	12	(27)	(15)
Savings and money market	(6)	133	127
Time deposits	359	754	1,113

Total interest-bearing deposits	365	860	1,225
Short-term borrowings	215	792	1,007
Long-term borrowings	1	(1)	-

Total borrowings	216	791	1,007

Total interest expense	581	1,651	2,232

Net interest income	$3,199	$(1,014)	$2,185

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the first quarter of 2018 was $2.9 million, compared to $2.8 million for the same period in 2017.

See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended March 31,
	2018	2017
Service charges on deposits	$1,738	$1,745
Insurance income	1,399	1,431
ATM and debit card	1,421	1,329
Investment advisory	1,778	1,431
Company owned life insurance	450	445
Investments in limited partnerships	568	(30)
Loan servicing	115	120
Net gain on sale of loans held for sale	96	48
Net gain on investment securities	-	206
Net gain (loss) on other assets	3	(2)
Other	1,416	1,113

Total noninterest income	$8,984	$7,836

Investment advisory income for the three months ended March 31, 2018 increased $347 thousand compared to the same period in 2017, reflecting higher assets under managements driven by the acquisition of the assets of Robshaw & Julian in the third quarter of 2017.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income (loss) from these equity method investments fluctuates based on the performance of the underlying investments.

During the first quarter of 2017, we recognized net gains on investment securities totaling $206 thousand from the sale of two agency securities and two mortgage-backed securities. During the first quarter of 2018, we had no sales of investment securities. The amount and timing of our sale of investment securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended March 31,
	2018	2017
Salaries and employee benefits	$13,429	$11,369
Occupancy and equipment	4,407	3,964
Professional services	883	1,015
Computer and data processing	1,235	1,171
Supplies and postage	512	537
FDIC assessments	508	457
Advertising and promotions	977	462
Amortization of intangibles	288	297
Other	1,868	1,670

Total noninterest expense	$24,107	$20,942

Salaries and employee benefits expense increased by $2.1 million in the first quarter of 2018 compared to the same period in 2017, partly a result of our organic growth initiatives, coupled with approximately $1.0 million of non-recurring expenses in the first quarter of 2018. The non-recurring expenses related to compensation expense in connection with certain contractual obligations owed upon the retirement of two of the former owners of SDN, higher accrued contingent incentive compensation related to an expected earnout payment at our wealth management subsidiary, and the payment of one-time awards to employees not covered by certain incentive programs.

Occupancy and equipment expense increased $443 thousand in the first quarter of 2018 compared to the same period in 2017, primarily as a result of the relocation of our Rochester regional administration center in the first quarter of 2017 and the impact of a branch opening in February 2017.

Advertising and promotions expense increased $515 thousand when comparing the first quarter of 2018 to the same period in 2017, as a result of the new Five Star Bank brand campaign launched in February 2018. Advertising and promotions expense in 2017 was lower than historical experience in anticipation of the new campaign.

Our efficiency ratio for the first quarter of 2018 was 61.85% compared with 59.09% for the first quarter of 2017. The higher efficiency ratio is a result of the approximately $1.0 million in non-recurring salaries and employee benefits in noninterest expenses. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the three months ended March 31, 2018, we recorded income tax expense of $2.3 million, versus $3.2 million a year ago. The effective tax rates for the first quarters of 2018 and 2017 were 19.6% and 28.5%, respectively. The decrease in income tax expense and effective tax rate was primarily due to the lower federal corporate tax rate as a result of the TCJ Act. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate for 2018 and 2017 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$162,610	$158,816	$163,025	$161,889
Mortgage-backed securities:
Agency mortgage-backed securities	359,537	350,430	365,433	362,108
Non-Agency mortgage-backed securities	-	951	-	976

Total available for sale securities	522,147	510,197	528,458	524,973
Securities held to maturity:
State and political subdivisions	279,085	278,667	283,557	285,212
Mortgage-backed securities	222,820	214,834	232,909	227,771

Total held to maturity securities	501,905	493,501	516,466	512,983

Total investment securities	$1,024,052	$1,003,698	$1,044,924	$1,037,956

The available for sale (“AFS”) investment securities portfolio decreased $14.8 million from $525.0 million at December 31, 2017 to $510.2 million at March 31, 2018. The AFS portfolio had net unrealized losses totaling $12.0 million and $3.5 million at March 31, 2018 and December 31, 2017, respectively. The unrealized losses in the AFS portfolio were predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of March 31, 2018. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$4,995	1.62%	$27,942	2.10%	$126,001	2.35%	$3,672	2.32%	$162,610	2.28%
Mortgage-backed securities	1	3.96	123,805	1.99	132,465	2.55	103,266	2.35	359,537	2.30

	4,996	1.62	151,747	2.01	258,466	2.45	106,938	2.35	522,147	2.30
Held to maturity debt securities:
State and political subdivisions	55,255	1.96	161,111	2.17	62,719	1.84	-	-	279,085	2.05
Mortgage-backed securities	-	-	-	-	40,592	1.69	182,228	2.31	222,820	2.19

	55,255	1.96	161,111	2.17	103,311	1.78	182,228	2.31	501,905	2.12

Total investment securities	$60,251	1.93%	$312,858	2.09%	$361,777	2.26%	$289,166	2.32%	$1,024,052	2.21%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors for available for sale securities is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. There were no securities deemed to be other-than-temporarily impaired during the three month periods ended March 31, 2018 and 2017.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Commercial business	$464,139	16.6%	$450,326	16.5%
Commercial mortgage	821,091	29.4	808,908	29.6

Total commercial	1,285,230	46.0	1,259,234	46.1
Residential real estate loans	477,935	17.1	465,283	17.0
Residential real estate lines	115,346	4.1	116,309	4.3
Consumer indirect	898,099	32.2	876,570	32.0
Other consumer	16,654	0.6	17,621	0.6

Total consumer	1,508,034	54.0	1,475,783	53.9

Total loans	2,793,264	100.0%	2,735,017	100.0%

Less: Allowance for loan losses	35,594		34,672

Total loans, net	$2,757,670		$2,700,345

Total loans increased $58.2 million to $2.79 billion at March 31, 2018 from $2.74 billion at December 31, 2017. The increase in loans was attributable to our organic growth initiatives.

Commercial loans increased $26.0 million and represented 46.0% of total loans as of March 31, 2018, a result of our continued commercial business development efforts.

The consumer indirect portfolio totaled $898.1 million and represented 32.2% of total loans as of March 31, 2018. During the first quarter of 2018, we originated $108.9 million in indirect auto loans with a mix of approximately 38% new auto and 62% used auto. During the first quarter of 2017, we originated $97.9 million in indirect auto loans with a mix of approximately 42% new auto and 58% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $1.5 million and $2.7 million as of March 31, 2018 and December 31, 2017, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $163.8 million and $163.3 million as of March 31, 2018 and December 31, 2017, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis Three months ended March 31,
	2018	2017
Allowance for loan losses, beginning of period	$34,672	$30,934
Charge-offs:
Commercial business	105	1,122
Commercial mortgage	4	10
Residential real estate loans	19	14
Residential real estate lines	94	43
Consumer indirect	2,994	2,809
Other consumer	433	203

Total charge-offs	3,649	4,201
Recoveries:
Commercial business	120	158
Commercial mortgage	7	214
Residential real estate loans	69	40
Residential real estate lines	3	10
Consumer indirect	1,330	1,051
Other consumer	93	94

Total recoveries	1,622	1,567

Net charge-offs	2,027	2,634
Provision for loan losses	2,949	2,781

Allowance for loan losses, end of period	$35,594	$31,081

Net loan charge-offs to average loans (annualized)	0.30%	0.45%
Allowance for loan losses to total loans	1.27%	1.29%
Allowance for loan losses to non-performing loans	332%	388%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of March 31, 2018.

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

Net charge-offs of $2.0 million in the first quarter of 2018 represented 0.30% of average loans on an annualized basis compared to $2.6 million or 0.45% in the first quarter of 2017. The allowance for loan losses was $35.6 million at March 31, 2018, compared with $34.7 million at December 31, 2017. The ratio of the allowance for loan losses to total loans was 1.27% at March 31, 2018 and December 31, 2017. The ratio of allowance for loan losses to non-performing loans was 332% at March 31, 2018, compared with 277% at December 31, 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	March 31, 2018	December 31, 2017
Nonaccrual loans:
Commercial business	$4,312	$5,344
Commercial mortgage	2,310	2,623
Residential real estate loans	2,224	2,252
Residential real estate lines	372	404
Consumer indirect	1,467	1,895
Other consumer	15	2

Total nonaccrual loans	10,700	12,520
Accruing loans 90 days or more delinquent	17	11

Total non-performing loans	10,717	12,531
Foreclosed assets	480	148

Total non-performing assets	$11,197	$12,679

Non-performing loans to total loans	0.38%	0.46%
Non-performing assets to total assets	0.27%	0.31%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three months ended March 31, 2018 was as follows (in thousands):

Nonaccrual loans at December 31, 2017	$12,520
Additions	4,794
Payments	(2,462)
Charge-offs	(3,292)
Returned to accruing status	(490)
Transferred to other real estate or repossessed assets	(370)

Nonaccrual loans at March 31, 2018	$10,700

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at March 31, 2018 were $11.2 million, a decrease of $1.5 million from the $12.7 million balance at December 31, 2017. The primary component of non-performing assets is non-performing loans, which were $10.7 million or 0.38% of total loans at March 31, 2018, compared with $12.5 million or 0.46% of total loans at December 31, 2017.

Approximately $873 thousand, or 8%, of the $10.7 million in non-performing loans as of March 31, 2018 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $1.3 million at March 31, 2018 and December 31, 2017, respectively. We had one TDR of $622 thousand that was accruing interest as of March 31, 2018 and one TDR of $633 thousand that was accruing interest as of December 31, 2017.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented seven properties totaling $480 thousand at March 31, 2018 and four properties totaling $148 thousand at December 31, 2017.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $12.3 million and $12.5 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2018 and December 31, 2017, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$702,900	20.8%	$718,498	22.4%
Interest-bearing demand	717,567	21.2	634,203	19.8
Savings and money market	1,052,270	31.1	1,005,317	31.3
Time deposits < $250,000	727,924	21.6	698,179	21.7
Time deposits of $250,000 or more	179,348	5.3	153,977	4.8

Total deposits	$3,380,009	100.0%	$3,210,174	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2018, total deposits were $3.38 billion, representing an increase of $169.8 million from December 31, 2017. Time deposits were approximately 27% of total deposits at March 31, 2018 and December 31, 2017.

Nonpublic deposits, the largest component of our funding sources, totaled $2.04 billion and $2.07 billion at March 31, 2018 and December 31, 2017, respectively, and represented 61% and 65% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $989.5 million and $829.5 million at March 31, 2018 and December 31, 2017, respectively, and represented 29% and 26% of total deposits as of the end of each period, respectively. The increase in public deposits during 2018 was due largely to seasonality.

We had no traditional brokered deposits at March 31, 2018 or December 31, 2017; however, we do participate in the CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $192.7 million and $155.8 million, respectively, at March 31, 2018, compared to $159.2 million and $147.3 million, respectively, at December 31, 2017, and collectively represented 10% and 9% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	March 31,	December 31,
	2018	2017
Short-term borrowings - Short-term FHLB borrowings	$327,600	$446,200
Long-term borrowings - Subordinated notes, net	39,149	39,131

Total borrowings	$366,749	$485,331

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at March 31, 2018 consisted of $95.1 million in overnight borrowings and $232.5 million in short-term borrowings. The maximum amount of short-term FHLB borrowings outstanding at any month-end during the three months ended March 31, 2018 was $477.1 million. Short-term FHLB borrowings at December 31, 2017 consisted of $304.7 million in overnight borrowings and $141.5 million in short-term borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $84.9 million of immediate credit capacity with the FHLB as of March 31, 2018. We had approximately $637.5 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at March 31, 2018. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $165.0 million of credit available under unsecured federal funds purchased lines with various banks as of March 31, 2018. Additionally, we had approximately $89.9 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At March 31, 2018, no amounts have been drawn on the line of credit.

Long-term Borrowings

On April 15, 2015, we issued $40.0 million of Subordinated Notes in a registered public offering. The Subordinated Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month London Interbank Offered Rate (LIBOR) plus 3.944%, payable quarterly. The Subordinated Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $327.6 million outstanding at March 31, 2018. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $887.5 million from various funding sources which include the FHLB, the FRB, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2018. The line of credit has a one year term and matures in May 2018. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $122.9 million as of March 31, 2018, up $23.7 million from $99.2 million as of December 31, 2017. Net cash provided by operating activities totaled $17.1 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $40.7 million, which included outflows of $60.6 million for net loan originations and partially offset by inflows of $20.3 million from net investment securities transactions. Net cash provided by financing activities of $47.3 million was attributed to a $169.8 million increase in deposits, partly offset by a $118.6 million decrease in short-term borrowings and $3.9 million in dividend payments. The higher cash and cash equivalents balance resulted from strong public deposit inflows at the end of the first quarter of 2018.

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

Shareholders’ equity was $380.3 million at March 31, 2018, a decrease of $875 thousand from $381.2 million at December 31, 2017. Net income for the year increased shareholders’ equity by $9.3 million, which was partially offset by common and preferred stock dividends declared of $4.2 million. Accumulated other comprehensive loss included in shareholders’ equity increased $6.2 million during the first three months of 2018 due primarily to higher net unrealized losses on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2018, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The following table reflects the ratios and their components (dollars in thousands):

		March 31,	December 31,
		2018	2017
Common shareholders’ equity		$362,973	$363,848
Less:	Goodwill and other intangible assets	71,528	70,413
	Net unrealized (loss) gain on investment securities (1)	(9,545)	(3,275)
	Hedging derivative instruments	(104)	-
	Net periodic pension & postretirement benefits plan adjustments	(8,514)	(8,641)
	Other	-	-

Common equity Tier 1 (“CET1”) capital		309,608	305,351
Plus:	Preferred stock	17,329	17,329
Less:	Other	-	-

Tier 1 Capital		326,937	322,680
Plus:	Qualifying allowance for loan losses	35,594	34,672
	Subordinated Notes	39,149	39,131

Total regulatory capital		$401,680	$396,483

Adjusted average total assets (for leverage capital purposes)		$4,032,370	$3,967,749

Total risk-weighted assets		$3,069,651	$3,005,655

Regulatory Capital Ratios
Tier 1 leverage (Tier 1 capital to adjusted average assets)		8.11%	8.13%
CET1 capital (CET1 capital to total risk-weighted assets)		10.09	10.16
Tier 1 capital (Tier 1 capital to total risk-weighted assets)		10.65	10.74
Total risk-based capital (Total regulatory capital to total risk-weighted assets)		13.09	13.19

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of March 31, 2018 and December 31, 2017 for the Company and the Bank under the BCBS Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the BCBS Capital Rules and the minimum required capital levels as of January 1, 2019 when the BCBS Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the BCBS Capital Rules (in thousands):

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased-in		Capitalized
	Amount	Ratio	Amount Ratio		Amount	Ratio	Amount	Ratio
March 31, 2018
Tier 1 leverage:
Company	$326,937	8.11%	$161,295	4.00%	$161,295	4.00%	$201,619	5.00%
Bank	352,228	8.75	160,978	4.00	160,978	4.00	201,222	5.00
CET1 capital:
Company	309,608	10.09	195,690	6.38	214,876	7.00	199,527	6.50
Bank	352,228	11.51	195,114	6.38	214,243	7.00	198,940	6.50
Tier 1 capital:
Company	326,937	10.65	241,735	7.88	260,920	8.50	245,572	8.00
Bank	352,228	11.51	241,023	7.88	260,152	8.50	244,849	8.00
Total capital:
Company	401,680	13.09	303,128	9.88	322,313	10.50	306,965	10.00
Bank	387,822	12.67	302,235	9.88	321,364	10.50	306,061	10.00

December 31, 2017
Tier 1 leverage:
Company	$322,680	8.13%	$158,710	4.00%	$158,710	4.00%	$198,387	5.00%
Bank	346,532	8.75	158,372	4.00	158,372	4.00	197,965	5.00
CET1 capital:
Company	305,351	10.16	172,825	5.75	210,396	7.00	195,368	6.50
Bank	346,532	11.57	172,224	5.75	209,664	7.00	194,688	6.50
Tier 1 capital:
Company	322,680	10.74	217,910	7.25	255,481	8.50	240,452	8.00
Bank	346,532	11.57	217,152	7.25	254,592	8.50	239,616	8.00
Total capital:
Company	396,483	13.19	278,023	9.25	315,594	10.50	300,565	10.00
Bank	381,204	12.73	277,056	9.25	314,496	10.50	299,520	10.00

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2017 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 14, 2018. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2017 to March 31, 2018. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At March 31, 2018, the Company’s sensitivity was relatively neutral, meaning that net interest income is modestly impacted as interest rates change.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending March 31, 2019 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(4,931)	$(329)	$(254)	$(171)
% Change	(3.77)%	(0.25)%	(0.19)%	(0.13)%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2018 and December 31, 2017 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2018 and December 31, 2017.    EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	March 31, 2018			December 31, 2017
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$582,400			$578,550
- 100 Basis Points	592,250	$9,850	1.69%	592,527	$13,977	2.42%
+ 100 Basis Points	550,848	(31,552)	(5.42)	544,507	(34,043)	(5.88)
+ 200 Basis Points	518,252	(64,148)	(11.01)	507,137	(71,413)	(12.34)
+ 300 Basis Points	485,772	(96,628)	(16.59)	468,787	(109,763)	(18.97)

The Pre-Shock Scenario EVE was $582.4 million at March 31, 2018, compared to $578.6 million at December 31, 2017. The increase in the Pre-Shock Scenario EVE at March 31, 2018 resulted primarily from a more favorable valuation of non-maturity deposits that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $507.1 million at December 31, 2017 to $518.3 million at March 31, 2018, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from (12.34)% at December 31, 2017 to (11.01)% at March 31, 2018. The decrease in sensitivity resulted from the addition of the interest rate cap and a change in the valuation of certain fixed rate assets in the +200 basis point Rate Shock Scenario EVE as of March 31, 2018, compared to December 31, 2017.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings

The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, dated March  14, 2018, as filed with the SEC.

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

/s/ Martin K. Birmingham , May 9, 2018
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach , May 9, 2018
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover , May 9, 2018
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)