Form 10-Q
period 2018-06-30
FINANCIAL INSTITUTIONS INC
filed 2018-08-08
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2018

or

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

The registrant had 15,924,959 shares of Common Stock, $0.01 par value, outstanding as of July 31, 2018.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$89,094	$99,195
Securities available for sale, at fair value	492,228	524,973
Securities held to maturity, at amortized cost (fair value of $465,542 and $512,983, respectively)	474,803	516,466
Loans held for sale	2,014	2,718
Loans (net of allowance for loan losses of $33,955 and $34,672, respectively)	2,866,257	2,700,345
Company owned life insurance	66,188	65,288
Premises and equipment, net	43,681	45,189
Goodwill and other intangible assets, net	79,188	74,703
Other assets	77,862	76,333
Total assets	$4,191,315	$4,105,210
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$719,084	$718,498
Interest-bearing demand	658,107	634,203
Savings and money market	1,012,972	1,005,317
Time deposits	872,004	852,156
Total deposits	3,262,167	3,210,174
Short-term borrowings	472,800	446,200
Long-term borrowings, net of issuance costs of $833 and $869, respectively	39,167	39,131
Other liabilities	30,244	28,528
Total liabilities	3,804,378	3,724,033
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,439 shares issued	144	144
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,847 shares issued	17,185	17,185
Total preferred equity	17,329	17,329
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,056,178 shares issued	161	161
Additional paid-in capital	122,144	121,058
Retained earnings	270,171	257,078
Accumulated other comprehensive loss	(20,296)	(11,916)
Treasury stock, at cost – 132,019 and 131,240 shares, respectively	(2,572)	(2,533)
Total shareholders’ equity	386,937	381,177
Total liabilities and shareholders’ equity	$4,191,315	$4,105,210

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$31,343	$25,469	$61,101	$50,085
Interest and dividends on investment securities	5,525	5,898	11,166	11,795
Other interest income	—	42	4	67
Total interest income	36,868	31,409	72,271	61,947
Interest expense:
Deposits	4,253	2,500	7,709	4,731
Short-term borrowings	1,912	870	3,613	1,564
Long-term borrowings	618	617	1,236	1,235
Total interest expense	6,783	3,987	12,558	7,530
Net interest income	30,085	27,422	59,713	54,417
Provision for loan losses	40	3,832	2,989	6,613
Net interest income after provision for loan losses	30,045	23,590	56,724	47,804
Noninterest income:
Service charges on deposits	1,703	1,840	3,441	3,585
Insurance income	1,018	1,133	2,417	2,564
ATM and debit card	1,531	1,456	2,952	2,785
Investment advisory	1,911	1,429	3,689	2,860
Company owned life insurance	443	473	893	918
Investments in limited partnerships	123	135	691	105
Loan servicing	203	123	318	243
Net gain on sale of loans held for sale	131	72	227	120
Net gain on investment securities	7	210	7	416
Net gain on derivative instruments	78	—	252	—
Net gain on other assets	9	6	12	4
Contingent consideration liability adjustment	—	1,200	—	1,200
Other	1,392	1,256	2,634	2,369
Total noninterest income	8,549	9,333	17,533	17,169
Noninterest expense:
Salaries and employee benefits	12,871	11,986	26,300	23,355
Occupancy and equipment	4,167	4,184	8,574	8,148
Professional services	896	1,057	1,779	2,072
Computer and data processing	1,358	1,312	2,593	2,483
Supplies and postage	548	467	1,060	1,004
FDIC assessments	480	469	988	926
Advertising and promotions	721	645	1,698	1,107
Amortization of intangibles	305	291	593	588
Goodwill impairment	—	1,575	—	1,575
Other	2,099	1,955	3,967	3,625
Total noninterest expense	23,445	23,941	47,552	44,883
Income before income taxes	15,149	8,982	26,705	20,090
Income tax expense	2,979	2,736	5,247	5,901
Net income	$12,170	$6,246	$21,458	$14,189
Preferred stock dividends	366	366	731	731
Net income available to common shareholders	$11,804	$5,880	$20,727	$13,458
Earnings per common share (Note 3):
Basic	$0.74	$0.40	$1.30	$0.92
Diluted	$0.74	$0.40	$1.30	$0.92
Cash dividends declared per common share	$0.24	$0.21	$0.48	$0.42

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$12,170	$6,246	$21,458	$14,189
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	(2,487)	1,722	(8,757)	2,316
Hedging derivative instruments	227	—	123	—
Pension and post-retirement obligations	127	171	254	342
Total other comprehensive (loss) income, net of tax	(2,133)	1,893	(8,380)	2,658
Comprehensive income	$10,037	$8,139	$13,078	$16,847

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six months ended June 30, 2018 and 2017

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2016	$17,340	$147	$81,755	$237,687	$(13,951)	$(2,924)	$320,054
Cumulative-effect adjustment	—	—	(279)	279	—	—	—
Balance at January 1, 2017	$17,340	$147	$81,476	$237,966	$(13,951)	$(2,924)	$320,054
Comprehensive income:
Net income	—	—	—	14,189	—	—	14,189
Other comprehensive income, net of tax	—	—	—	—	2,658	—	2,658
Common stock issued	—	6	16,702	—	—	—	16,708
Purchases of common stock for treasury	—	—	—	—	—	(148)	(148)
Share-based compensation plans:
Share-based compensation	—	—	605	—	—	—	605
Stock options exercised	—	—	5	—	—	374	379
Restricted stock awards issued, net	—	—	29	—	—	(29)	—
Stock awards	—	—	39	—	—	76	115
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(729)	—	—	(729)
Common-$0.42 per share	—	—	—	(6,188)	—	—	(6,188)
Balance at June 30, 2017	$17,340	$153	$98,856	$245,236	$(11,293)	$(2,651)	$347,641
Balance at December 31, 2017	$17,329	$161	$121,058	$257,078	$(11,916)	$(2,533)	$381,177
Comprehensive income:
Net income	—	—	—	21,458	—	—	21,458
Other comprehensive loss, net of tax	—	—	—	—	(8,380)	—	(8,380)
Purchases of common stock for treasury	—	—	—	—	—	(113)	(113)
Share-based compensation plans:
Share-based compensation	—	—	759	—	—	—	759
Stock options exercised	—	—	(15)	—	—	324	309
Restricted stock awards issued, net	—	—	303	—	—	(303)	—
Stock awards	—	—	39	—	—	53	92
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(729)	—	—	(729)
Common-$0.48 per share	—	—	—	(7,634)	—	—	(7,634)
Balance at June 30, 2018	$17,329	$161	$122,144	$270,171	$(20,296)	$(2,572)	$386,937

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$21,458	$14,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,235	3,053
Net amortization of premiums on securities	1,350	1,654
Provision for loan losses	2,989	6,613
Share-based compensation	759	605
Deferred income tax (benefit) expense	(4,978)	652
Proceeds from sale of loans held for sale	9,766	3,779
Originations of loans held for sale	(8,835)	(4,473)
Income on company owned life insurance	(893)	(918)
Net gain on sale of loans held for sale	(227)	(120)
Net gain on investment securities	(7)	(416)
Net gain on other assets	(12)	(4)
Goodwill impairment	—	1,575
Decrease (increase) in other assets	6,785	(1,085)
Decrease in other liabilities	(1,122)	(2,535)
Net cash provided by operating activities	30,268	22,569
Cash flows from investing activities:
Purchases of available for sale securities	—	(40,858)
Purchases of held to maturity securities	(16,535)	(41,522)
Proceeds from principal payments, maturities and calls on available for sale securities	14,813	18,424
Proceeds from principal payments, maturities and calls on held to maturity securities	59,448	53,481
Proceeds from sales of securities available for sale	5,768	25,307
Net loan originations	(169,315)	(181,253)
Purchases of company owned life insurance, net of proceeds received	(7)	(8)
Proceeds from sales of other assets	259	102
Purchases of premises and equipment	(1,102)	(6,374)
Cash consideration paid for acquisition, net of cash acquired	(4,447)	—
Net cash used in investing activities	(111,118)	(172,701)
Cash flows from financing activities:
Net increase in deposits	51,993	137,264
Net increase in short-term borrowings	26,600	16,000
Proceeds from issuance of common stock	—	16,708
Purchases of common stock for treasury	(113)	(148)
Proceeds from stock options exercised	309	379
Cash dividends paid to common and preferred shareholders	(8,040)	(6,811)
Net cash provided by financing activities	70,749	163,392
Net (decrease) increase in cash and cash equivalents	(10,101)	13,260
Cash and cash equivalents, beginning of period	99,195	71,277
Cash and cash equivalents, end of period	$89,094	$84,537
Supplemental information:
Cash paid for interest	$13,187	$6,501
Cash paid for income taxes	1,916	5,849
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	414	154
Accrued and declared unpaid dividends	4,184	3,511
Increase in net unsettled security purchases	2,136	3,081
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	2,561	—
Fair value of liabilities assumed	128	—

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Company provides diversified financial services through its subsidiaries, Five Star Bank, Scott Danahy Naylon, LLC (“SDN”), Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank also has indirect lending network relationships with franchised automobile dealers in the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients across 45 states. Courier Capital and HNP Capital provide customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

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

(1.)BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(1.)BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our loan servicing activities, as these activities are subject to other GAAP. Descriptions of our primary revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

•

Transactions and service-based revenues - these include service charges on deposits, investment advisory, and ATM and debit card fees. Revenue is recognized when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur or, in some cases, within 90 days of the service period. Fees may be fixed or, where applicable, based on a percentage of transaction size or managed assets.

•

Insurance income - Insurance commissions are received on the sale of insurance products, and revenue is recognized upon the placement date of the insurance policies. Payment is normally received within the policy period. In addition to placement, SDN also provides insurance policy related risk management services. Revenue is recognized as these services are provided.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.)BUSINESS COMBINATIONS

2018 Activity – HNP Capital Acquisition

On June 1, 2018, the Company completed the acquisition of HNP Capital, an SEC-registered investment advisor with approximately $344 million in assets under management as of June 30, 2018. Consideration for the acquisition totaled $5.1 million in cash. As a result of the acquisition, the Company recorded goodwill of $2.6 million and other intangible assets of $2.5 million. The goodwill and other intangible assets are expected to be deductible for income tax purposes. The allocation of acquisition cost to the assets acquired and liabilities assumed and pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

2017 Activity - Robshaw & Julian Acquisition

On August 31, 2017, Courier Capital completed the acquisition of the assets of Robshaw & Julian Associates, Inc. (“Robshaw & Julian”), a registered investment advisor with approximately $175 million in assets under management, which increased Courier Capital’s total assets under management to a total of approximately $1.6 billion as of August 31, 2017. Consideration for the acquisition included cash and potential future cash bonuses contingent upon achievement of certain revenue performance targets through August 2020. As a result of the acquisition, Courier Capital recorded goodwill of $1.0 million and other intangible assets of $810 thousand. The goodwill and other intangible assets are expected to be deductible for income tax purposes. The allocation of acquisition cost to the assets acquired and liabilities assumed and pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

(3.)EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income available to common shareholders	$11,804	$5,880	$20,727	$13,458
Weighted average common shares outstanding:
Total shares issued	16,056	14,858	16,056	14,776
Unvested restricted stock awards	(4)	(44)	(12)	(50)
Treasury shares	(146)	(150)	(146)	(154)
Total basic weighted average common shares outstanding	15,906	14,664	15,898	14,572
Incremental shares from assumed:
Exercise of stock options	3	10	5	12
Vesting of restricted stock awards	39	28	42	31
Total diluted weighted average common shares outstanding	15,948	14,702	15,945	14,615
Basic earnings per common share	$0.74	$0.40	$1.30	$0.92
Diluted earnings per common share	$0.74	$0.40	$1.30	$0.92

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	—	—	—	—
Restricted stock awards	7	—	6	3
Total	7	—	6	3

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2018
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$162,330	$11	$4,815	$157,526
Mortgage-backed securities:
Federal National Mortgage Association	296,084	52	9,954	286,182
Federal Home Loan Mortgage Corporation	38,387	15	1,655	36,747
Government National Mortgage Association	10,595	140	102	10,633
Collateralized mortgage obligations:
Federal National Mortgage Association	163	—	—	163
Federal Home Loan Mortgage Corporation	40	—	—	40
Privately issued	—	937	—	937
Total mortgage-backed securities	345,269	1,144	11,711	334,702
Total available for sale securities	$507,599	$1,155	$16,526	$492,228
Securities held to maturity:
State and political subdivisions	250,791	1,287	1,559	250,519
Mortgage-backed securities:
Federal National Mortgage Association	10,574	—	340	10,234
Federal Home Loan Mortgage Corporation	4,662	—	226	4,436
Government National Mortgage Association	33,934	13	954	32,993
Collateralized mortgage obligations:
Federal National Mortgage Association	68,906	—	2,966	65,940
Federal Home Loan Mortgage Corporation	85,824	—	3,705	82,119
Government National Mortgage Association	20,112	—	811	19,301
Total mortgage-backed securities	224,012	13	9,002	215,023
Total held to maturity securities	$474,803	$1,300	$10,561	$465,542
December 31, 2017
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$163,025	$122	$1,258	$161,889
Mortgage-backed securities:
Federal National Mortgage Association	311,830	313	3,220	308,923
Federal Home Loan Mortgage Corporation	41,290	76	675	40,691
Government National Mortgage Association	12,051	193	12	12,232
Collateralized mortgage obligations:
Federal National Mortgage Association	217	1	1	217
Federal Home Loan Mortgage Corporation	45	—	—	45
Privately issued	—	976	—	976
Total mortgage-backed securities	365,433	1,559	3,908	363,084
Total available for sale securities	$528,458	$1,681	$5,166	$524,973

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017 (continued)
Securities held to maturity:
State and political subdivisions	283,557	2,317	662	285,212
Mortgage-backed securities:
Federal National Mortgage Association	9,732	16	88	9,660
Federal Home Loan Mortgage Corporation	3,213	—	119	3,094
Government National Mortgage Association	26,841	—	330	26,511
Collateralized mortgage obligations:
Federal National Mortgage Association	76,432	—	1,958	74,474
Federal Home Loan Mortgage Corporation	93,810	3	2,165	91,648
Government National Mortgage Association	22,881	5	502	22,384
Total mortgage-backed securities	232,909	24	5,162	227,771
Total held to maturity securities	$516,466	$2,341	$5,824	$512,983

Investment securities with a total fair value of $813.5 million and $838.4 million at June 30, 2018 and December 31, 2017, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$5,768	$12,957	$5,768	$25,307
Gross realized gains	9	210	9	416
Gross realized losses	2	—	2	—

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2018 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$26,364	$26,197
Due from one to five years	144,174	140,856
Due after five years through ten years	238,443	229,545
Due after ten years	98,618	95,630
	$507,599	$492,228
Debt securities held to maturity:
Due in one year or less	$55,989	$56,177
Due from one to five years	151,052	151,799
Due after five years through ten years	88,698	85,681
Due after ten years	179,064	171,885
	$474,803	$465,542

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2018
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$123,345	$3,328	$30,701	$1,487	$154,046	$4,815
Mortgage-backed securities:
Federal National Mortgage Association	219,797	7,637	63,598	2,317	283,395	9,954
Federal Home Loan Mortgage Corporation	21,415	751	14,438	904	35,853	1,655
Government National Mortgage Association	4,410	97	789	5	5,199	102
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	77	—	77	—
Federal Home Loan Mortgage Corporation	—	—	7	—	7	—
Total mortgage-backed securities	245,622	8,485	78,909	3,226	324,531	11,711
Total available for sale securities	368,967	11,813	109,610	4,713	478,577	16,526
Securities held to maturity:
State and political subdivisions	65,548	883	15,698	676	81,246	1,559
Mortgage-backed securities:
Federal National Mortgage Association	7,662	202	2,572	138	10,234	340
Federal Home Loan Mortgage Corporation	1,474	13	2,962	213	4,436	226
Government National Mortgage Association	11,967	399	13,627	555	25,594	954
Collateralized mortgage obligations:
Federal National Mortgage Association	16,268	500	49,672	2,466	65,940	2,966
Federal Home Loan Mortgage Corporation	20,606	799	61,513	2,906	82,119	3,705
Government National Mortgage Association	6,940	282	12,361	529	19,301	811
Total mortgage-backed securities	64,917	2,195	142,707	6,807	207,624	9,002
Total held to maturity securities	130,465	3,078	158,405	7,483	288,870	10,561
Total temporarily impaired securities	$499,432	$14,891	$268,015	$12,196	$767,447	$27,087
December 31, 2017
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$95,046	$571	$31,561	$687	$126,607	$1,258
Mortgage-backed securities:
Federal National Mortgage Association	201,754	1,855	67,383	1,365	269,137	3,220
Federal Home Loan Mortgage Corporation	20,446	192	15,601	483	36,047	675
Government National Mortgage Association	2,432	—	880	12	3,312	12
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	119	1	119	1
Federal Home Loan Mortgage Corporation	—	—	8	—	8	—
Total mortgage-backed securities	224,632	2,047	83,991	1,861	308,623	3,908
Total available for sale securities	319,678	2,618	115,552	2,548	435,230	5,166

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017 (continued)
Securities held to maturity:
State and political subdivisions	36,368	295	14,492	367	50,860	662
Mortgage-backed securities:
Federal National Mortgage Association	3,766	29	2,694	59	6,460	88
Federal Home Loan Mortgage Corporation	—	—	3,094	119	3,094	119
Government National Mortgage Association	17,327	136	9,184	194	26,511	330
Collateralized mortgage obligations:
Federal National Mortgage Association	16,830	202	57,645	1,756	74,475	1,958
Federal Home Loan Mortgage Corporation	23,727	337	66,467	1,828	90,194	2,165
Government National Mortgage Association	15,401	340	5,635	162	21,036	502
Total mortgage-backed securities	77,051	1,044	144,719	4,118	221,770	5,162
Total held to maturity securities	113,419	1,339	159,211	4,485	272,630	5,824
Total temporarily impaired securities	$433,097	$3,957	$274,763	$7,033	$707,860	$10,990

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2018 was 563 compared to 411 at December 31, 2017. At June 30, 2018, the Company had positions in 187 investment securities with a fair value of $268.0 million and a total unrealized loss of $12.2 million that have been in a continuous unrealized loss position for more than 12 months. At June 30, 2018, there were a total of 376 securities positions in the Company’s investment portfolio with a fair value of $499.4 million and a total unrealized loss of $14.9 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2017, the Company had positions in 172 investment securities with a fair value of $274.8 million and a total unrealized loss of $7.0 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2017, there were a total of 239 securities positions in the Company’s investment portfolio with a fair value of $433.1 million and a total unrealized loss of $4.0 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the six months ended June 30, 2018 and 2017.

Based on management’s review and evaluation of the Company’s debt securities as of June 30, 2018, the debt securities with unrealized losses were not considered to be OTTI. As of June 30, 2018, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of June 30, 2018, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
June 30, 2018
Commercial business	$506,265	$756	$507,021
Commercial mortgage	869,192	(2,143)	867,049
Residential real estate loans	481,841	8,099	489,940
Residential real estate lines	110,319	2,968	113,287
Consumer indirect	874,718	31,519	906,237
Other consumer	16,508	170	16,678
Total	$2,858,843	$41,369	2,900,212
Allowance for loan losses			(33,955)
Total loans, net			$2,866,257
December 31, 2017
Commercial business	$449,763	$563	$450,326
Commercial mortgage	810,851	(1,943)	808,908
Residential real estate loans	457,761	7,522	465,283
Residential real estate lines	113,422	2,887	116,309
Consumer indirect	845,682	30,888	876,570
Other consumer	17,443	178	17,621
Total	$2,694,922	$40,095	2,735,017
Allowance for loan losses			(34,672)
Total loans, net			$2,700,345

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $2.0 million and $2.7 million as of June 30, 2018 and December 31, 2017, respectively.

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
June 30, 2018
Commercial business	$51	$—	$—	$51	$4,026	$502,188	$506,265
Commercial mortgage	387	—	—	387	2,151	866,654	869,192
Residential real estate loans	605	64	—	669	2,138	479,034	481,841
Residential real estate lines	79	107	—	186	288	109,845	110,319
Consumer indirect	1,869	492	—	2,361	1,124	871,233	874,718
Other consumer	58	18	4	80	—	16,428	16,508
Total loans, gross	$3,049	$681	$4	$3,734	$9,727	$2,845,382	$2,858,843
December 31, 2017
Commercial business	$64	$36	$—	$100	$5,344	$444,319	$449,763
Commercial mortgage	56	375	—	431	2,623	807,797	810,851
Residential real estate loans	1,908	56	—	1,964	2,252	453,545	457,761
Residential real estate lines	349	—	—	349	404	112,669	113,422
Consumer indirect	2,806	672	—	3,478	1,895	840,309	845,682
Other consumer	174	15	11	200	2	17,241	17,443
Total loans, gross	$5,357	$1,154	$11	$6,522	$12,520	$2,675,880	$2,694,922

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS (Continued)

There were no loans past due greater than 90 days and still accruing interest as of June 30, 2018 and December 31, 2017. There were $4 thousand and $11 thousand in consumer overdrafts which were past due greater than 90 days as of June 30, 2018 and December 31, 2017, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

There were no loans modified as a TDR during the six months ended June 30, 2018 and 2017. There were no loans modified as a TDR within the previous 12 months that defaulted during the six months ended June 30, 2018 and 2017. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as of the dates indicated and average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2018 and twelve-month period ended December 31, 2017 (in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2018
With no related allowance recorded:
Commercial business	$1,174	$1,639	$—	$1,347	$—
Commercial mortgage	557	557	—	579	—
	1,731	2,196	—	1,926	—
With an allowance recorded:
Commercial business	2,990	2,990	1,226	3,397	—
Commercial mortgage	2,071	2,071	517	2,255	—
	5,061	5,061	1,743	5,652	—
	$6,792	$7,257	$1,743	$7,578	$—
December 31, 2017
With no related allowance recorded:
Commercial business	$1,635	$2,370	$—	$853	$—
Commercial mortgage	584	584	—	621	—
	2,219	2,954	—	1,474	—
With an allowance recorded:
Commercial business	3,853	3,853	2,056	4,468	—
Commercial mortgage	2,528	2,528	115	1,516	—
	6,381	6,381	2,171	5,984	—
	$8,600	$9,335	$2,171	$7,458	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS (Continued)

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
June 30, 2018
Uncriticized	$473,370	$850,919
Special mention	21,413	10,457
Substandard	11,482	7,816
Doubtful	—	—
Total	$506,265	$869,192
December 31, 2017
Uncriticized	$429,692	$791,127
Special mention	7,120	12,185
Substandard	12,951	7,539
Doubtful	—	—
Total	$449,763	$810,851

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
June 30, 2018
Performing	$479,703	$110,031	$873,594	$16,504
Non-performing	2,138	288	1,124	4
Total	$481,841	$110,319	$874,718	$16,508
December 31, 2017
Performing	$455,509	$113,018	$843,787	$17,430
Non-performing	2,252	404	1,895	13
Total	$457,761	$113,422	$845,682	$17,443

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
June 30, 2018
Loans:
Ending balance	$506,265	$869,192	$481,841	$110,319	$874,718	$16,508	$2,858,843
Evaluated for impairment:
Individually	$4,164	$2,628	$—	$—	$—	$—	$6,792
Collectively	$502,101	$866,564	$481,841	$110,319	$874,718	$16,508	$2,852,051
Allowance for loan losses:
Ending balance	$14,242	$5,371	$1,255	$248	$12,520	$319	$33,955
Evaluated for impairment:
Individually	$1,226	$517	$—	$—	$—	$—	$1,743
Collectively	$13,016	$4,854	$1,255	$248	$12,520	$319	$32,212
June 30, 2017
Loans:
Ending balance	$397,802	$725,793	$425,285	$115,768	$797,469	$16,917	$2,479,034
Evaluated for impairment:
Individually	$7,258	$2,164	$—	$—	$—	$—	$9,422
Collectively	$390,544	$723,629	$425,285	$115,768	$797,469	$16,917	$2,469,612
Allowance for loan losses:
Ending balance	$14,622	$3,906	$1,247	$232	$12,833	$319	$33,159
Evaluated for impairment:
Individually	$2,683	$120	$—	$—	$—	$—	$2,803
Collectively	$11,939	$3,786	$1,247	$232	$12,833	$319	$30,356

The following table sets forth the changes in the allowance for loan losses for the three and six-month periods ended June 30, 2018 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2018
Beginning balance	$14,942	$5,473	$1,400	$218	$13,232	$329	$35,594
Charge-offs	(336)	-	(10)	(7)	(2,621)	(235)	(3,209)
Recoveries	77	1	63	12	1,304	73	1,530
Provision (credit)	(441)	(103)	(198)	25	605	152	40
Ending balance	$14,242	$5,371	$1,255	$248	$12,520	$319	$33,955
Six months ended June 30, 2018
Beginning balance	$15,668	$3,696	$1,322	$180	$13,415	$391	$34,672
Charge-offs	(441)	(4)	(29)	(101)	(5,615)	(668)	(6,858)
Recoveries	197	8	132	15	2,634	166	3,152
Provision (credit)	(1,182)	1,671	(170)	154	2,086	430	2,989
Ending balance	$14,242	$5,371	$1,255	$248	$12,520	$319	$33,955

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS (Continued)

The following table sets forth the changes in the allowance for loan losses for the three and six-month periods ended June 30, 2017 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2017
Beginning balance	$14,003	$3,667	$1,440	$214	$11,462	$295	$31,081
Charge-offs	(656)	-	(86)	-	(2,204)	(187)	(3,133)
Recoveries	88	38	8	46	1,122	77	1,379
Provision (credit)	1,187	201	(115)	(28)	2,453	134	3,832
Ending balance	$14,622	$3,906	$1,247	$232	$12,833	$319	$33,159
Six months ended June 30, 2017
Beginning balance	$7,225	$10,315	$1,478	$303	$11,311	$302	$30,934
Charge-offs	(1,778)	(10)	(100)	(43)	(5,013)	(390)	(7,334)
Recoveries	246	252	48	56	2,173	171	2,946
Provision (credit)	8,929	(6,651)	(179)	(84)	4,362	236	6,613
Ending balance	$14,622	$3,906	$1,247	$232	$12,833	$319	$33,159

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

Residential real estate loans (comprised of conventional mortgages and home equity loans) and residential real estate lines (comprised of home equity lines) are generally made based on the borrower’s ability to make repayment from his or her employment and other income, but are secured by real property whose value tends to be more easily ascertainable. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $68.4 million and $65.8 million as of June 30, 2018 and December 31, 2017. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	Non-Banking	Total
Balance, December 31, 2017	$48,536	$17,304	$65,840
Acquisition	—	2,572	2,572
Balance, June 30, 2018	$48,536	$19,876	$68,412

Goodwill and other intangible assets added during the period relates to the acquisition of HNP Capital, which was completed on June 1, 2018.  See Note 2 – Business Combinations for additional information.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Other intangibles assets:
Gross carrying amount	$15,926	$13,420
Accumulated amortization	(5,150)	(4,557)
Net book value	$10,776	$8,863

Amortization expense for total other intangible assets was $305 thousand and $593 thousand for the three and six months ended June 30, 2018, and $291 thousand and $588 thousand for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, the estimated amortization expense of other intangible assets for the remainder of 2018 and each of the next five years is as follows (in thousands):

2018 (remainder of year)	$664
2019	1,250
2020	1,134
2021	1,014
2022	923
2023	852

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.)DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities, and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2018 and 2017. During the next twelve months, the Company estimates that an additional $54 thousand will be reclassified as an increase to interest expense.

Interest Rate Swaps

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

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

(7.)DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of June 30, 2018 and December 31, 2017 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	June 30, 2018	Dec. 31, 2017	sheet line item	June 30, 2018	Dec. 31, 2017	sheet line item	June 30, 2018	Dec. 31, 2017
Derivatives designated as hedging instruments
Cash flow hedges	$100,000	$—	Other assets	$1,201	$—	Other liabilities	$—	$—
Total derivatives	$100,000	$—		$1,201	$—		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps	$6,440	$—	Other assets	$105	$—	Other liabilities	$139	$—
Credit contracts	34,811	12,282	Other assets	—	—	Other liabilities	13	4
Total derivatives	$41,251	$12,282		$105	$—		$152	$4

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and six months ended June 30, 2018 and 2017 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended June 30,		Six months ended June 30,
Undesignated derivatives	recognized in income	2018	2017	2018	2017
Interest rate swaps	Net gain on derivative instruments	$70	$—	$70	$—
Credit contracts	Net gain on derivative instruments	8	—	182	—
Total undesignated		$78	$—	$252	$—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the six months ended June 30, 2018 and 2017:

	Outstanding	Treasury	Issued
June 30, 2018
Shares at December 31, 2017	15,924,938	131,240	16,056,178
Restricted stock awards issued	7,370	(7,370)	—
Restricted stock awards forfeited	(23,901)	23,901	—
Stock options exercised	16,650	(16,650)	—
Stock awards	2,724	(2,724)	—
Treasury stock purchases	(3,622)	3,622	—
Shares at June 30, 2018	15,924,159	132,019	16,056,178
June 30, 2017
Shares at December 31, 2016	14,537,597	154,617	14,692,214
Common stock issued for "at-the-market" equity offering	571,597	—	571,597
Restricted stock awards issued	8,510	(8,510)	—
Restricted stock awards forfeited	(10,359)	10,359	—
Stock options exercised	19,520	(19,520)	—
Stock awards	3,914	(3,914)	—
Treasury stock purchases	(4,323)	4,323	—
Shares at June 30, 2017	15,126,456	137,355	15,263,811

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2018
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(3,414)	$(860)	$(2,554)
Reclassification adjustment for net gains included in net income (1)	90	23	67
Total securities available for sale and transferred securities	(3,324)	(837)	(2,487)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	303	76	227
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(18)	(5)	(13)
Amortization of net actuarial loss included in income	188	48	140
Total pension and post-retirement obligations	170	43	127
Other comprehensive loss	$(2,851)	$(718)	$(2,133)
Six months ended June 30, 2018
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(11,879)	$(2,994)	$(8,885)
Reclassification adjustment for net gains included in net income (1)	172	44	128
Total securities available for sale and transferred securities	(11,707)	(2,950)	(8,757)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	164	41	123
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(36)	(10)	(26)
Amortization of net actuarial loss included in income	375	95	280
Total pension and post-retirement obligations	339	85	254
Other comprehensive loss	$(11,204)	$(2,824)	$(8,380)

(1)

Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2017
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$2,988	$1,154	$1,834
Reclassification adjustment for net gains included in net income (1)	(184)	(72)	(112)
Total securities available for sale and transferred securities	2,804	1,082	1,722
Hedging derivative instruments:
Change in unrealized gain/loss during the period	—	—	—
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(13)	(6)	(7)
Amortization of net actuarial loss included in income	291	113	178
Total pension and post-retirement obligations	278	107	171
Other comprehensive income	$3,082	$1,189	$1,893
Six months ended June 30, 2017
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$4,158	$1,605	$2,553
Reclassification adjustment for net gains included in net income (1)	(387)	(150)	(237)
Total securities available for sale and transferred securities	3,771	1,455	2,316
Hedging derivative instruments:
Change in unrealized gain/loss during the period	—	—	—
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(26)	(10)	(16)
Amortization of net actuarial loss included in income	583	225	358
Total pension and post-retirement obligations	557	215	342
Other comprehensive income	$4,328	$1,670	$2,658

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Three months ended June 30, 2018
Balance at beginning of period	$(104)	$(9,545)	$(8,514)	$(18,163)
Other comprehensive income (loss) before reclassifications	227	(2,554)	—	(2,327)
Amounts reclassified from accumulated other comprehensive income (loss)	—	67	127	194
Net current period other comprehensive income (loss)	227	(2,487)	127	(2,133)
Balance at end of period	$123	$(12,032)	$(8,387)	$(20,296)
Six months ended June 30, 2018
Balance at beginning of period	$—	$(3,275)	$(8,641)	$(11,916)
Other comprehensive income (loss) before reclassifications	123	(8,885)	—	(8,762)
Amounts reclassified from accumulated other comprehensive income (loss)	—	128	254	382
Net current period other comprehensive income (loss)	123	(8,757)	254	(8,380)
Balance at end of period	$123	$(12,032)	$(8,387)	$(20,296)
Three months ended June 30, 2017
Balance at beginning of period	$—	$(3,135)	$(10,051)	$(13,186)
Other comprehensive income (loss) before reclassifications	—	1,834	—	1,834
Amounts reclassified from accumulated other comprehensive income (loss)	—	(112)	171	59
Net current period other comprehensive income (loss)	—	1,722	171	1,893
Balance at end of period	$—	$(1,413)	$(9,880)	$(11,293)
Six months ended June 30, 2017
Balance at beginning of period	$—	$(3,729)	$(10,222)	$(13,951)
Other comprehensive income (loss) before reclassifications	—	2,553	—	2,553
Amounts reclassified from accumulated other comprehensive income (loss)	—	(237)	342	105
Net current period other comprehensive income (loss)	—	2,316	342	2,658
Balance at end of period	$—	$(1,413)	$(9,880)	$(11,293)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	June 30,
	2018	2017
Realized gain on sale of investment securities	$7	$210	Net gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(97)	(26)	Interest income
	(90)	184	Total before tax
	23	(72)	Income tax benefit (expense)
	(67)	112	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	18	13	Salaries and employee benefits
Net actuarial losses (1)	(188)	(291)	Salaries and employee benefits
	(170)	(278)	Total before tax
	43	107	Income tax benefit
	(127)	(171)	Net of tax
Total reclassified for the period	$(194)	$(59)

	Six months ended
	June 30,
	2018	2017
Realized gain on sale of investment securities	$7	$416	Net gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(179)	(29)	Interest income
	(172)	387	Total before tax
	44	(150)	Income tax benefit (expense)
	(128)	237	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	36	26	Salaries and employee benefits
Net actuarial losses (1)	(375)	(583)	Salaries and employee benefits
	(339)	(557)	Total before tax
	85	215	Income tax benefit
	(254)	(342)	Net of tax
Total reclassified for the period	$(382)	$(105)

(1)	These items are included in the computation of net periodic pension expense. See Note 11 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)SHARE-BASED COMPENSATION PLANS

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the six months ended June 30, 2018.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	29,905	$28.38
PSUs	14,855	27.25

The grant-date fair value for the RSUs granted during the six months ended June 30, 2018 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

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

The grant-date fair value of the PSUs granted during the six months ended June 30, 2018 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.84 years, (ii) risk free interest rate of 2.39%, (iii) expected dividend yield of 2.83% and (iv) expected stock price volatility over the expected term of the TSR award of 21.2%. The Monte Carlo simulation model is a risk analysis method that selects a random value from a range of estimates.

During the six months ended June 30, 2018, the company issued a total of 2,724 shares of common stock in-lieu of cash for the annual retainer of five non-employee directors and granted a total of 7,370 restricted shares of common stock to non-employee directors, of which 3,690 shares vested immediately and 3,680 shares will vest after completion of a one-year service requirement.  The market price of the stock and restricted stock on the date of grant was $33.90.

The following is a summary of restricted stock awards and restricted stock units activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	130,586	$24.32
Granted	52,130	28.84
Vested	(23,836)	25.74
Forfeited	(24,701)	11.22
Outstanding at end of period	134,179	$28.24

At June 30, 2018, there was $2.3 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.0 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during the first six months of 2018 or 2017. There was no unrecognized compensation expense related to unvested stock options as of June 30, 2018. The following is a summary of stock option activity for the six months ended June 30, 2018 (dollars in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	22,199	$18.40
Exercised	(16,650)	18.50
Expired	(3,999)	19.00
Outstanding and exercisable at end of period	1,550	$15.85	0.0	$26

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the six months ended June 30, 2018 and 2017 was $222 thousand and $277 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the six months ended June 30, 2018 and 2017 was $309 thousand and $379 thousand, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Salaries and employee benefits	$298	$221	$566	$428
Other noninterest expense	159	145	193	177
Total share-based compensation expense	$457	$366	$759	$605

(11.)EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost	$837	$785	$1,673	$1,570
Interest cost on projected benefit obligation	597	614	1,195	1,227
Expected return on plan assets	(1,321)	(1,194)	(2,642)	(2,388)
Amortization of unrecognized prior service credit	(18)	(13)	(36)	(26)
Amortization of unrecognized net actuarial loss	188	291	375	583
Net periodic benefit expense	$283	$483	$565	$966

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

(12.)COMMITMENTS AND CONTINGENCIES

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Commitments to extend credit	$732,999	$661,021
Standby letters of credit	13,171	12,181

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $8.7 million and $566 thousand at June 30, 2018 and December 31, 2017, respectively. The net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

(13.)FAIR VALUE MEASUREMENTS

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

(13.)FAIR VALUE MEASUREMENTS (Continued)

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

(13.)FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of the dates indicated (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2018
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$157,526	$—	$157,526
Mortgage-backed securities	—	334,702	—	334,702
Other assets:
Hedging derivative instruments	—	1,201	—	1,201
Fair value adjusted through comprehensive income	$—	$493,429	$—	$493,429
Other assets:
Derivative instruments - interest rate products	$—	$105	$—	$105
Other liabilities:
Derivative instruments - credit contracts	—	(13)	—	(13)
Derivative instruments - interest rate products	—	(139)	—	(139)
Fair value adjusted through net income	$—	$(47)	$—	$(47)
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,014	$—	$2,014
Collateral dependent impaired loans	—	—	5,049	5,049
Other assets:
Loan servicing rights	—	—	968	968
Other real estate owned	—	—	299	299
	$—	$2,014	$6,316	$8,330
December 31, 2017
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$161,889	$—	$161,889
Mortgage-backed securities	—	363,084	—	363,084
Fair value adjusted through comprehensive income	$—	$524,973	$—	$524,973
Other liabilities:
Derivative instruments - credit contracts	$—	$4	$—	$4
Fair value adjusted through net income	$—	$4	$—	$4
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,718	$—	$2,718
Collateral dependent impaired loans	—	—	3,847	3,847
Other assets:
Loan servicing rights	—	—	990	990
Other real estate owned	—	—	148	148
	$—	$2,718	$4,985	$7,703

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.)FAIR VALUE MEASUREMENTS (Continued)

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2018 and 2017. There were no liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2018 and 2017.

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$5,049	Appraisal of collateral (1)	Appraisal adjustments (2)	25% - 50% discount
Loan servicing rights	968	Discounted cash flow	Discount rate	10.3% (3)
			Constant prepayment rate	13.1% (3)
Other real estate owned	299	Appraisal of collateral (1)	Appraisal adjustments (2)	22% - 43% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the six months ended June 30, 2018.

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

(13.)FAIR VALUE MEASUREMENTS (Continued)

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of the dates indicated.

	Level in	June 30, 2018		December 31, 2017
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$89,094	$89,094	$99,195	$99,195
Securities available for sale	Level 2	492,228	492,228	524,973	524,973
Securities held to maturity	Level 2	474,803	465,542	516,466	512,983
Loans held for sale	Level 2	2,014	2,014	2,718	2,718
Loans	Level 2	2,861,208	2,807,693	2,696,498	2,660,936
Loans (1)	Level 3	5,049	5,049	3,847	3,847
Accrued interest receivable	Level 1	10,783	10,783	10,776	10,776
FHLB and FRB stock	Level 2	28,346	28,346	27,730	27,730
Derivative instruments – cash flow hedge	Level 2	1,201	1,201	—	—
Derivative instruments – interest rate products	Level 2	105	105	—	—
Financial liabilities:
Non-maturity deposits	Level 1	2,390,163	2,390,163	2,358,018	2,358,018
Time deposits	Level 2	872,004	865,363	852,156	848,055
Short-term borrowings	Level 1	472,800	472,800	446,200	446,200
Long-term borrowings	Level 2	39,167	39,787	39,131	41,485
Accrued interest payable	Level 1	7,409	7,409	8,038	8,038
Derivative instruments – credit contracts	Level 2	13	13	4	4
Derivative instruments – interest rate products	Level 2	139	139	—	—

(1)	Comprised of collateral dependent impaired loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.)SEGMENT REPORTING

The Company has two reportable segments: Banking and Non-Banking. These reportable segments have been identified and organized based on the nature of the underlying products and services applicable to each segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available.

The Banking segment includes all of the Company’s retail and commercial banking operations. The Non-Banking segment includes the activities of SDN, a full-service insurance agency that provides a broad range of insurance services to both personal and business clients, and Courier Capital and HNP Capital, our investment advisor and wealth management firms that provide customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. Holding company amounts are the primary differences between segment amounts and consolidated totals and are reflected in the Holding Company and Other column below, along with amounts to eliminate balances and transactions between segments.

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
June 30, 2018
Goodwill	$48,536	$19,876	$—	$68,412
Other intangible assets, net	288	10,488	—	10,776
Total assets	4,150,789	35,907	4,619	4,191,315
December 31, 2017
Goodwill	$48,536	$17,304	$—	$65,840
Other intangible assets, net	373	8,490	—	8,863
Total assets	4,069,086	31,466	4,658	4,105,210

	Banking	Non-Banking (1)	Holding Company and Other	Consolidated Totals
Three months ended June 30, 2018
Net interest income (expense)	$30,703	$—	$(618)	$30,085
Provision for loan losses	(40)	—	—	(40)
Noninterest income	6,301	2,385	(137)	8,549
Noninterest expense	(20,177)	(2,150)	(1,118)	(23,445)
Income (loss) before income taxes	16,787	235	(1,873)	15,149
Income tax (expense) benefit	(3,504)	(59)	584	(2,979)
Net income (loss)	$13,283	$176	$(1,289)	$12,170
Six months ended June 30, 2018
Net interest income (expense)	$60,949	$—	$(1,236)	$59,713
Provision for loan losses	(2,989)	—	—	(2,989)
Noninterest income	12,805	5,009	(281)	17,533
Noninterest expense	(40,660)	(4,815)	(2,077)	(47,552)
Income (loss) before income taxes	30,105	194	(3,594)	26,705
Income tax (expense) benefit	(6,136)	(51)	940	(5,247)
Net income (loss)	$23,969	$143	$(2,654)	$21,458

(1)	Reflects activity from the acquisition of HNP Capital since June 1, 2018 (the date of acquisition) and the assets of Robshaw & Julian since August 31, 2017 (the date of acquisition).

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.)SEGMENT REPORTING (Continued)

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
Three months ended June 30, 2017
Net interest income (expense)	$28,039	$—	$(617)	$27,422
Provision for loan losses	(3,832)	—	—	(3,832)
Noninterest income	6,215	2,040	1,078	9,333
Noninterest expense	(19,840)	(3,428)	(673)	(23,941)
Income (loss) before income taxes	10,582	(1,388)	(212)	8,982
Income tax (expense) benefit	(3,048)	(74)	386	(2,736)
Net income (loss)	$7,534	$(1,462)	$174	$6,246
Six months ended June 30, 2017
Net interest income (expense)	$55,652	$—	$(1,235)	$54,417
Provision for loan losses	(6,613)	—	—	(6,613)
Noninterest income	11,793	4,445	931	17,169
Noninterest expense	(38,324)	(5,262)	(1,297)	(44,883)
Income (loss) before income taxes	22,508	(817)	(1,601)	20,090
Income tax (expense) benefit	(6,621)	(296)	1,016	(5,901)
Net income (loss)	$15,887	$(1,113)	$(585)	$14,189

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we refer to as the Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

•	If we experience greater credit losses than anticipated, earnings may be adversely impacted;
•	Our tax strategies and the value of our deferred tax assets and liabilities could adversely affect our operating results and regulatory capital ratios;
•	Geographic concentration may unfavorably impact our operations;
•	We depend on the accuracy and completeness of information about or from customers and counterparties;
•	Our insurance brokerage subsidiary, Scott Danahy Naylon, LLC (“SDN”), is subject to risk related to the insurance industry;
•	Our investment advisory and wealth management operations are subject to risk related to the financial services industry;
•	We may be unable to successfully implement our growth strategies, including the integration and successful management of newly-acquired businesses;
•	We are subject to environmental liability risk associated with our lending activities;
•	Our commercial business and mortgage loans increase our exposure to credit risks;
•	Our indirect lending involves risk elements in addition to normal credit risk;
•	We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason;
•	Any future FDIC insurance premium increases may adversely affect our earnings;
•	We are highly regulated and any adverse regulatory action may result in additional costs, loss of business opportunities, and reputational damage;
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
•

A breach in security of our or third-party information systems, including the occurrence of a cyber incident or a deficiency in cybersecurity, or a failure by us to comply with New York State cybersecurity regulations, may subject us to liability, result in a loss of customer business or damage our brand image;

•	We face competition in staying current with technological changes to compete and meet customer demands;
•	We rely on other companies to provide key components of our business infrastructure;
•	We use financial models for business planning purposes that may not adequately predict future results;

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

GENERAL

The Parent is a financial holding company headquartered in New York State, providing diversified financial services through its subsidiaries, Five Star Bank (the “Bank”), SDN, Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, the Bank. Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients across 45 states. Courier Capital and HNP Capital provide customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

EXECUTIVE OVERVIEW

Summary of 2018 Second Quarter Results

Net income increased $5.9 million, or 95%, to $12.2 million for the second quarter of 2018 compared to $6.2 million for the second quarter of 2017. Net income available to common shareholders for the second quarter of 2018 was $11.8 million, or $0.74 per diluted share, compared with $5.9 million, or $0.40 per diluted share, for the second quarter of last year. Return on average common equity was 12.90% and return on average assets was 1.18% for the second quarter of 2018 compared to 7.38% and 0.65%, respectively, for the second quarter of 2017.

Net interest income totaled $30.1 million in the second quarter of 2018, up from $27.4 million in the second quarter of 2017 and the increase was driven by growth in interest-earning assets. Average interest-earning assets were up $292.5 million, led by a $381.9 million increase in average loans in the second quarter of 2018 compared to the same quarter in 2017. The growth in interest-earning assets was partially offset by a lower net interest margin. Second quarter of 2018 net interest margin was 3.17%, a decrease of one basis point from 3.18% reported in the second quarter of 2017, however the majority of the reduction in net interest margin was attributed to the lower tax-equivalent adjustment on tax-exempt securities as a result of the lower Federal corporate tax rate in 2018 due to the Tax Cuts and Jobs Act (the “TCJ Act”).

The provision for loan losses was $40 thousand in the second quarter of 2018 compared to $3.8 million in the second quarter of 2017. Net charge-offs during the recent quarter were $1.7 million, down from $1.8 million in the second quarter of 2017. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.24% during the second quarter of 2018 compared with 0.29% in the second quarter of 2017. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the decreases in the provision for loan losses and net-charge-offs.

Noninterest income totaled $8.5 million in the second quarter of 2018, compared to $9.3 million in the second quarter of 2017. The decrease is primarily due to a $1.2 million non-cash fair value adjustment of the contingent consideration liability related to the 2014 acquisition of SDN that was recognized in the second quarter of 2017, partially offset by an increase in investment advisory income. Investment advisory income was $1.9 million in the second quarter of 2018, $482 thousand higher than the second quarter of 2017. The increase was primarily driven by the HNP Capital acquisition, the third quarter of 2017 acquisition of the assets of a Buffalo-area wealth management firm and growth in assets under management at Courier Capital.

Noninterest expense in the second quarter of 2018 totaled $23.4 million compared with $23.9 million in the second quarter of 2017. The decrease in noninterest expense was primarily the result of a $1.6 million non-cash goodwill impairment charge related to our acquisition of SDN in the second quarter of 2017, partially offset by increases in salaries and employee expense. The increase in salaries and employee benefits was a result of our organic growth initiatives.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 9.82%, and 12.66%, respectively, for the second quarter of 2018. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 77% of revenue during the six months ended June 30, 2018. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income per consolidated statements of income	$36,868	$31,409	$72,271	$61,947
Adjustment to fully taxable equivalent basis	359	805	725	1,619
Interest income adjusted to a fully taxable equivalent basis	37,227	32,214	72,996	63,566
Interest expense per consolidated statements of income	6,783	3,987	12,558	7,530
Net interest income on a taxable equivalent basis	$30,444	$28,227	$60,438	$56,036

Analysis of Net Interest Income for the Three Months Ended June 30, 2018 and 2017

Net interest income on a taxable equivalent basis for the three months ended June 30, 2018, was $30.4 million, an increase of $2.2 million versus the comparable quarter last year of $28.2 million. The increase in net interest income was due to an increase in average earning assets of $292.5 million or 8% compared to the second quarter of 2017.

The net interest margin for the second quarter of 2018 was 3.17%, one-basis point lower than 3.18% for the same period in 2017. The majority of the reduction in net interest margin was attributed to the lower tax-equivalent adjustment on tax-exempt securities as a result of the lower Federal corporate tax rate in 2018 due to the TCJ Act. This comparable period decrease was a function of a nine-basis point decrease in interest rate spread, partially offset by an eight-basis point higher contribution from net free funds. The lower interest rate spread was a result of a 25-basis point increase in the yield on average interest-earning assets and a 34-basis point increase in the cost of average interest-bearing liabilities.

For the second quarter of 2018, the yield on average earning assets of 3.88% was 25 basis points higher than the second quarter of 2017 of 3.63%. Loan yields increased 27 basis points during the second quarter of 2018 to 4.43% from 4.16%. The yield on investment securities decreased 15 basis points during the second quarter of 2018 to 2.32% from 2.47%. Overall, the earning asset rate changes increased interest income by $1.3 million during the second quarter of 2018 and a favorable volume variance increased interest income by $3.7 million, which collectively drove a $5.0 million increase in interest income.

Average interest-earning assets were $3.85 billion for the second quarter 2018 compared to $3.56 billion for the second quarter of 2017, an increase of $292.5 million or 8% from the comparable quarter last year, with average loans up $381.9 million from $2.45 billion to $2.84 billion and average securities down $72.8 million from $1.09 billion to $1.01 billion. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $237.5 million from $1.09 billion to $1.32 billion or 22% from the second quarter of 2017.    Loans represented 73.7% of average interest-earning assets during the second quarter of 2018 compared to 69.0% during the second quarter of 2017. The increase in the volume of average loans resulted in a $4.2 million increase in interest income, in addition to a $1.7 million increase due to the favorable rate variance. Securities represented 26.3% of average interest-earning assets during second quarter of 2018 compared to 30.5% during the second quarter of 2017. The decrease in the volume of average securities resulted in a $453 thousand decrease in interest income, in addition to a $366 thousand decrease due to the unfavorable rate variance.

The cost of average interest-bearing liabilities of 0.90% in the second quarter of 2018 compared to 0.56% in the second quarter of 2017 was 34-basis points higher than the second quarter of 2017. The cost of average interest-bearing deposits increased 24 basis points from 0.41% to 0.65% and the cost of short-term borrowings increased 93 basis points from 1.08% to 2.01% in the second quarter of 2018 compared to the same quarter of 2017. The increase in the cost of short-term borrowings was a result of increases in the federal funds rate. The cost of long-term borrowings for the second quarter of 2018 decreased one basis point from 6.32% to 6.31% in the second quarter of 2018 compared to the same quarter of 2017. Overall, interest-bearing liability rate and volume increases resulted in $2.8 million of higher interest expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-bearing liabilities of $3.04 billion in the second quarter of 2018 were $204.5 million or 7% higher than the second quarter of 2017. On average, interest-bearing deposits grew $146.9 million from $2.47 billion to $2.62 billion, while noninterest-bearing demand deposits (a principal component of net free funds) were up $40.2 million from $658.9 million to $699.1 million. The increase in average deposits was due to successful business development efforts in municipal and retail banking, and an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $1.8 million of higher interest expense during the second quarter of 2018. Average borrowings increased $57.6 million from $362.6 million to $420.2 million compared to the second quarter of 2017. Overall, short and long-term borrowing rate and volume changes resulted in $1.0 million of higher interest expense during the second quarter of 2018.

Analysis of Net Interest Income for the Six Months Ended June 30, 2018 and 2017

Net interest income on a taxable equivalent basis for the six months ended June 30, 2018, was $60.4 million, an increase of $4.4 million versus the comparable period last year of $56.0 million. The increase in net interest income was due to an increase in average earning assets of $306.5 million or 9% compared to the first six months of 2017.

The net interest margin for the first quarter of 2018 was 3.18%, two-basis points lower than 3.20% for the same period in 2017. The majority of the reduction in net interest margin was attributed to the lower tax-equivalent adjustment on tax-exempt securities as a result of the lower Federal corporate tax rate in 2018 due to the TCJ Act. This comparable period decrease was a function of a nine-basis point decrease in interest rate spread, partially offset by a seven-basis point higher contribution from net free funds. The lower interest rate spread was a result of a 21-basis point increase in the yield on average interest-earning assets and a 30-basis point increase in the cost of average interest-bearing liabilities.

For the first six months of 2018, the yield on average earning assets of 3.84% was 21 basis points higher than the first six months of 2017 of 3.63%. Loan yields increased 22 basis points during the first six months of 2018 to 4.39% from 4.17%. The yield on investment securities decreased 15 basis points during the first six months of 2018 to 2.32% from 2.47%. Overall, the earning asset rate changes increased interest income by $2.0 million during the first six months of 2018 and a favorable volume variance increased interest income by $7.4 million, which collectively drove a $9.4 million increase in interest income.

Average interest-earning assets were $3.82 billion for the first six months of 2018 compared to $3.52 billion for the first six months of 2017, an increase of $306.5 million or 9% from the comparable period last year, with average loans up $383.6 million from $2.42 billion to $2.80 billion and average securities down $64.1 million from $1.09 billion to $1.02 billion. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $235.1 million from $1.06 billion to $1.30 billion or 22% from the first six months of 2017.    Loans represented 73.2% of average interest-earning assets during first six months of 2018 compared to 68.7% during the first six months of 2017. The increase in the volume of average loans resulted in a $8.4 million increase in interest income, in addition to a $2.6 million increase due to the favorable rate variance. Securities represented 26.8% of average interest-earning assets during first six months of 2018 compared to 30.9% during the first six months of 2017. The decrease in the volume of average securities resulted in a $804 thousand decrease in interest income, in addition to a $719 thousand decrease due to the unfavorable rate variance.

The cost of average interest-bearing liabilities of 0.84% in the first six months of 2018 compared to 0.54% in the first six months of 2017 was 30 basis points higher than the first six months of 2017. The cost of average interest-bearing deposits increased 21 basis points from 0.39% to 0.60% and the cost of short-term borrowings increased 87 basis points from 0.97% to 1.84% in the first six months of 2018 compared to the same period of 2017. The increase in the cost of short-term borrowings was a result of increases in the federal funds rate. The cost of long-term borrowings for the first six months of 2018 decreased one basis point from 6.32% to 6.31% in the first six months of 2018 compared to the same period of 2017. Overall, interest-bearing liability rate and volume increases resulted in $5.0 million of higher interest expense.

Average interest-bearing liabilities of $3.01 billion in the first six months of 2018 were $222.4 million or 8% higher than the first six months of 2017. On average, interest-bearing deposits grew $151.4 million from $2.43 billion to $2.58 billion, while noninterest-bearing demand deposits (a principal component of net free funds) were up $35.6 million from $658.1 million to $693.6 million. The increase in average deposits was due to successful business development efforts in municipal and retail banking, and an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $3.0 million of higher interest expense during the first six months of 2018. Average borrowings increased $71.0 million from $364.4 million to $435.5 million compared to the first six months of 2017. Overall, short and long-term borrowing rate and volume changes resulted in $2.0 million of higher interest expense during the first six months of 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended June 30,
	2018			2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$—	$—	0.00%	$16,639	42	1.03%
Investment securities (1):
Taxable	738,096	4,175	2.26	783,173	4,402	2.25
Tax-exempt (2)	274,750	1,709	2.49	302,497	2,301	3.04
Total investment securities	1,012,846	5,884	2.32	1,085,670	6,703	2.47
Loans:
Commercial business	481,045	5,844	4.87	385,938	4,150	4.31
Commercial mortgage	842,422	10,302	4.91	700,010	8,042	4.61
Residential real estate loans	483,577	4,548	3.76	430,237	4,023	3.74
Residential real estate lines	113,948	1,305	4.59	119,333	1,178	3.96
Consumer indirect	899,069	8,835	3.94	802,379	7,574	3.79
Other consumer	16,449	509	12.43	16,680	502	12.07
Total loans	2,836,510	31,343	4.43	2,454,577	25,469	4.16
Total interest-earning assets	3,849,356	37,227	3.88	3,556,886	32,214	3.63
Less: Allowance for loan losses	(36,661)			(31,924)
Other noninterest-earning assets	330,040			322,175
Total assets	$4,142,735			$3,847,137
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$677,582	227	0.13%	$651,485	225	0.14%
Savings and money market	1,032,425	659	0.26	1,054,997	362	0.14
Time deposits	906,271	3,367	1.49	762,874	1,913	1.01
Total interest-bearing deposits	2,616,278	4,253	0.65	2,469,356	2,500	0.41
Short-term borrowings	381,043	1,912	2.01	323,562	870	1.08
Long-term borrowings	39,156	618	6.31	39,085	617	6.32
Total borrowings	420,199	2,530	2.41	362,647	1,487	1.64
Total interest-bearing liabilities	3,036,477	6,783	0.90	2,832,003	3,987	0.56
Noninterest-bearing demand deposits	699,112			658,926
Other noninterest-bearing liabilities	22,876			19,481
Shareholders’ equity	384,270			336,727
Total liabilities and shareholders’ equity	$4,142,735			$3,847,137
Net interest income (tax-equivalent)		30,444			28,227
Interest rate spread			2.98%			3.07%
Net earning assets	$812,879			$724,883
Net interest margin (tax-equivalent)			3.17%			3.18%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.77%			125.60%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 21% and 35% for the three-month periods ended June 30, 2018 and 2017, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2018			2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$332	$4	2.79%	$13,377	$67	1.01%
Investment securities (1):
Taxable	746,054	8,438	2.26	783,593	8,786	2.24
Tax-exempt (2)	277,723	3,453	2.49	304,261	4,628	3.04
Total investment securities	1,023,777	11,891	2.32	1,087,854	13,414	2.47
Loans:
Commercial business	467,225	11,067	4.78	374,715	7,936	4.27
Commercial mortgage	831,925	20,168	4.89	689,370	15,885	4.65
Residential real estate loans	477,130	8,936	3.75	429,993	8,077	3.76
Residential real estate lines	114,776	2,562	4.50	120,457	2,370	3.97
Consumer indirect	892,433	17,351	3.92	785,228	14,817	3.81
Other consumer	16,712	1,017	12.28	16,818	1,000	11.99
Total loans	2,800,201	61,101	4.39	2,416,581	50,585	4.17
Total interest-earning assets	3,824,310	72,996	3.84	3,517,812	63,566	3.63
Less: Allowance for loan losses	(36,035)			(31,606)
Other noninterest-earning assets	326,564			314,853
Total assets	$4,114,839			$3,801,059
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$674,802	$430	0.13%	$642,861	$443	0.14%
Savings and money market	1,022,554	1,111	0.22	1,042,748	687	0.13
Time deposits	881,863	6,168	1.41	742,254	3,601	0.98
Total interest-bearing deposits	2,579,219	7,709	0.60	2,427,863	4,731	0.39
Short-term borrowings	396,317	3,613	1.84	325,368	1,564	0.97
Long-term borrowings	39,147	1,236	6.31	39,076	1,235	6.32
Total borrowings	435,464	4,849	2.24	364,444	2,799	1.54
Total interest-bearing liabilities	3,014,683	12,558	0.84	2,792,307	7,530	0.54
Noninterest-bearing demand deposits	693,648			658,063
Other noninterest-bearing liabilities	23,938			20,307
Shareholders’ equity	382,570			330,382
Total liabilities and shareholders’ equity	$4,114,839			$3,801,059
Net interest income (tax-equivalent)		60,438			56,036
Interest rate spread			3.00%			3.09%
Net earning assets	$809,627			$725,505
Net interest margin (tax-equivalent)			3.18%			3.20%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.86%			125.98%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 21% and 35% for the six-month periods ended June 30, 2018 and 2017, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended June 30, 2018 vs. 2017			Six months ended June 30, 2018 vs. 2017
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(21)	$(21)	$(42)	$(103)	$40	$(63)
Investment securities:
Taxable	(255)	28	(227)	(424)	76	(348)
Tax-exempt	(198)	(394)	(592)	(380)	(795)	(1,175)
Total investment securities	(453)	(366)	(819)	(804)	(719)	(1,523)
Loans:
Commercial business	1,109	585	1,694	2,116	1,015	3,131
Commercial mortgage	1,717	543	2,260	3,422	861	4,283
Residential real estate loans	502	23	525	883	(24)	859
Residential real estate lines	(55)	182	127	(116)	308	192
Consumer indirect	941	320	1,261	2,073	461	2,534
Other consumer	(7)	14	7	(6)	23	17
Total loans	4,207	1,667	5,874	8,372	2,644	11,016
Total interest income	3,733	1,280	5,013	7,465	1,965	9,430
Interest expense:
Deposits:
Interest-bearing demand	9	(7)	2	21	(34)	(13)
Savings and money market	(8)	305	297	(13)	437	424
Time deposits	409	1,045	1,454	766	1,801	2,567
Total interest-bearing deposits	410	1,343	1,753	774	2,204	2,978
Short-term borrowings	178	864	1,042	401	1,648	2,049
Long-term borrowings	1	—	1	2	(1)	1
Total borrowings	179	864	1,043	403	1,647	2,050
Total interest expense	589	2,207	2,796	1,177	3,851	5,028
Net interest income	$3,144	$(927)	$2,217	$6,288	$(1,886)	$4,402

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the three and six months ended June 30, 2018 was $40 thousand and $3.0 million, respectively, compared to $3.8 million and $6.6 million for the corresponding periods in 2017.  The significant decrease in provision is the result of a combination of factors which include lower historical net charge-off experience, an increase in the collateral values supporting impaired loans, and improved qualitative factors which include but are not limited to: national and local economic trends and conditions, the regulatory environment and levels and trends in delinquent and non-accruing loans.

See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service charges on deposits	$1,703	$1,840	$3,441	$3,585
Insurance income	1,018	1,133	2,417	2,564
ATM and debit card	1,531	1,456	2,952	2,785
Investment advisory	1,911	1,429	3,689	2,860
Company owned life insurance	443	473	893	918
Investments in limited partnerships	123	135	691	105
Loan servicing	203	123	318	243
Net gain on sale of loans held for sale	131	72	227	120
Net gain on investment securities	7	210	7	416
Net gain on derivative instruments	78	—	252	—
Net gain on other assets	9	6	12	4
Contingent consideration liability adjustment	—	1,200	—	1,200
Other	1,392	1,256	2,634	2,369
Total noninterest income	$8,549	$9,333	$17,533	$17,169

Insurance income for the six months ended June 30, 2018 decreased $147 thousand to $2.4 million compared to $2.6 million during the six months ended June 30, 2017.  The decrease was primarily the result of non-renewals in one of the agency’s specialty lines of business.  This negative impact was partially offset by new commercial business generated as a result of successful integration with the Bank.

Investment advisory income for the six months ended June 30, 2018 increased $829 thousand to $3.7 million compared to $2.9 million during the six months ended June 30, 2017, reflecting higher assets under managements driven by the acquisition of the assets of Robshaw & Julian in the third quarter of 2017, the acquisition of HNP Capital in the second quarter of 2018 and growth in assets under management at Courier Capital.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income (loss) from these equity method investments fluctuates based on the performance of the underlying investments.

During the first six months of 2018, we recognized net gains on investment securities totaling $7 thousand from the sale of four mortgage-backed securities.  During the first six months of 2017, we recognized net gains on investment securities totaling $416 thousand from the sale of four agency securities and six mortgage-backed securities. The amount and timing of our sale of investment securities is dependent on several factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

In the second quarter of 2017, we recognized a $1.2 million non-cash fair value adjustment of the contingent consideration liability related to the 2014 acquisition of SDN.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Salaries and employee benefits	$12,871	$11,986	$26,300	$23,355
Occupancy and equipment	4,167	4,184	8,574	8,148
Professional services	896	1,057	1,779	2,072
Computer and data processing	1,358	1,312	2,593	2,483
Supplies and postage	548	467	1,060	1,004
FDIC assessments	480	469	988	926
Advertising and promotions	721	645	1,698	1,107
Amortization of intangibles	305	291	593	588
Goodwill impairment	—	1,575	—	1,575
Other	2,099	1,955	3,967	3,625
Total noninterest expense	$23,445	$23,941	$47,552	$44,883

Salaries and employee benefits expense increased by $2.9 million to $26.3 million in the first six months of 2018 compared to $23.4 million during the same period in 2017, primarily due to additional personnel to support our organic growth initiatives.

Occupancy and equipment expense increased $426 thousand to $8.6 million in the first six months of 2018 compared to $8.1 million during the same period in 2017, primarily as a result of the relocation of our Rochester regional administration center in the first quarter of 2017 and the impact of a branch opening in February 2017.

Advertising and promotions expense increased $591 thousand to $1.7 million when comparing the first six months of 2018 to the same period in 2017, as a result of the new Five Star Bank brand campaign launched in February 2018.

In the second quarter of 2017, we recognized a $1.6 million non-cash goodwill impairment charge related to the 2014 SDN acquisition.

Our efficiency ratio for the first six months of 2018 was 60.99% compared with 61.66% for the first six months of 2017. The lower efficiency ratio is a result of the higher net interest income and noninterest income associated with our organic growth initiatives. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the six months ended June 30, 2018, we recorded income tax expense of $5.2 million, versus $5.9 million a year ago. The effective tax rates for the first six months of 2018 and 2017 were 19.6% and 29.4%, respectively. The decrease in income tax expense and effective tax rate was primarily due to the lower federal corporate tax rate as a result of the TCJ Act. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate for 2018 and 2017 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$162,330	$157,526	$163,025	$161,889
Mortgage-backed securities:
Agency mortgage-backed securities	345,269	333,765	365,433	362,108
Non-Agency mortgage-backed securities	—	937	—	976
Total available for sale securities	507,599	492,228	528,458	524,973
Securities held to maturity:
State and political subdivisions	250,791	250,519	283,557	285,212
Mortgage-backed securities	224,012	215,023	232,909	227,771
Total held to maturity securities	474,803	465,542	516,466	512,983
Total investment securities	$982,402	$957,770	$1,044,924	$1,037,956

The available for sale (“AFS”) investment securities portfolio decreased $32.7 million from $525.0 million at December 31, 2017 to $492.2 million at June 30, 2018. The AFS portfolio had net unrealized losses totaling $15.4 million and $3.5 million at June 30, 2018 and December 31, 2017, respectively. The unrealized losses in the AFS portfolio were predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of June 30, 2018. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$10,118	1.70%	$40,402	2.18%	$108,357	2.38%	$3,453	2.56%	$162,330	2.29%
Mortgage-backed securities	16,246	1.99	103,772	1.98	130,086	2.55	95,165	2.32	345,269	2.29
	26,364	1.88	144,174	2.04	238,443	2.47	98,618	2.34	507,599	2.29
Held to maturity debt securities:
State and political subdivisions	55,989	2.12	148,565	2.15	46,237	1.80	—	—	250,791	2.08
Mortgage-backed securities	—	—	2,487	2.30	42,461	1.77	179,064	2.39	224,012	2.27
	55,989	2.12	151,052	2.15	88,698	1.79	179,064	2.39	474,803	2.17
Total investment securities	$82,353	2.04%	$295,226	2.10%	$327,141	2.28%	$277,682	2.37%	$982,402	2.23%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors for available for sale securities is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. There were no securities deemed to be OTTI during the six months ended June 30, 2018 and 2017.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Commercial business	$507,021	17.5%	$450,326	16.5%
Commercial mortgage	867,049	29.9	808,908	29.6
Total commercial	1,374,070	47.4	1,259,234	46.1
Residential real estate loans	489,940	16.9	465,283	17.0
Residential real estate lines	113,287	3.9	116,309	4.3
Consumer indirect	906,237	31.2	876,570	32.0
Other consumer	16,678	0.6	17,621	0.6
Total consumer	1,526,142	52.6	1,475,783	53.9
Total loans	2,900,212	100.0%	2,735,017	100.0%
Less: Allowance for loan losses	33,955		34,672
Total loans, net	$2,866,257		$2,700,345

Total loans increased $165.2 million to $2.90 billion at June 30, 2018 from $2.74 billion at December 31, 2017. The increase in loans was attributable to our organic growth initiatives.

Commercial loans increased $114.8 million and represented 47.4% of total loans as of June 30, 2018 as a result of our continued commercial business development efforts.

The consumer indirect portfolio totaled $906.2 million and represented 31.2% of total loans as of June 30, 2018. During the first six months of 2018, we originated $208.6 million in indirect auto loans with a mix of approximately 39% new auto and 61% used auto. During the first six months of 2017, we originated $223.2 million in indirect auto loans with a mix of approximately 41% new auto and 59% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $2.0 million and $2.7 million as of June 30, 2018 and December 31, 2017, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $162.5 million and $163.3 million as of June 30, 2018 and December 31, 2017, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Allowance for loan losses, beginning of period	$35,594	$31,081	$34,672	$30,934
Charge-offs:
Commercial business	336	656	441	1,778
Commercial mortgage	—	—	4	10
Residential real estate loans	10	86	29	100
Residential real estate lines	7	—	101	43
Consumer indirect	2,621	2,204	5,615	5,013
Other consumer	235	187	668	390
Total charge-offs	3,209	3,133	6,858	7,334
Recoveries:
Commercial business	77	88	197	246
Commercial mortgage	1	38	8	252
Residential real estate loans	63	8	132	48
Residential real estate lines	12	46	15	56
Consumer indirect	1,304	1,122	2,634	2,173
Other consumer	73	77	166	171
Total recoveries	1,530	1,379	3,152	2,946
Net charge-offs	1,679	1,754	3,706	4,388
Provision for loan losses	40	3,832	2,989	6,613
Allowance for loan losses, end of period	$33,955	$33,159	$33,955	$33,159

Net loan charge-offs to average loans (annualized)	0.24%	0.29%	0.27%	0.37%
Allowance for loan losses to total loans	1.17%	1.32%	1.17%	1.32%
Allowance for loan losses to non-performing loans	349%	263%	349%	263%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of June 30, 2018.

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

Net charge-offs of $1.7 million in the second quarter of 2018 represented 0.24% of average loans on an annualized basis compared to $1.8 million or 0.29% in the second quarter of 2017. For the six months ended June 30, 2018, net charge-offs of $3.7 million represented 0.27% of average loans, compared to $4.4 million or 0.37% of average loans for the same period in 2017.  The decrease in net charge-offs is primarily due to improved credit quality of our outstanding loans portfolio.  The allowance for loan losses was $34.0 million at June 30, 2018, compared with $34.7 million at December 31, 2017. The ratio of the allowance for loan losses to total loans was 1.17% and 1.27% at June 30, 2018 and December 31, 2017, respectively. The ratio of allowance for loan losses to non-performing loans was 349% at June 30, 2018, compared with 277% at December 31, 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	June 30, 2018	December 31, 2017
Nonaccrual loans:
Commercial business	$4,026	$5,344
Commercial mortgage	2,151	2,623
Residential real estate loans	2,138	2,252
Residential real estate lines	288	404
Consumer indirect	1,124	1,895
Other consumer	—	2
Total nonaccrual loans	9,727	12,520
Accruing loans 90 days or more delinquent	4	11
Total non-performing loans	9,731	12,531
Foreclosed assets	299	148
Total non-performing assets	$10,030	$12,679
Non-performing loans to total loans	0.34%	0.46%
Non-performing assets to total assets	0.24%	0.31%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three and six months ended June 30, 2018 was as follows (in thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Nonaccrual loans, beginning of period	$10,700	$12,520
Additions	3,950	8,744
Payments	(1,381)	(3,843)
Charge-offs	(3,092)	(6,384)
Returned to accruing status	(406)	(896)
Transferred to other real estate or repossessed assets	(44)	(414)
Nonaccrual loans, end of period	$9,727	$9,727

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at June 30, 2018 were $10.0 million, a decrease of $2.7 million from the $12.7 million balance at December 31, 2017. The primary component of non-performing assets is non-performing loans, which were $9.7 million or 0.34% of total loans at June 30, 2018, compared with $12.5 million or 0.46% of total loans at December 31, 2017.

Approximately $809 thousand, or 8%, of the $9.7 million in non-performing loans as of June 30, 2018 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $610 thousand and $684 thousand at June 30, 2018 and December 31, 2017, respectively. We had one TDR of $615 thousand that was accruing interest as of June 30, 2018 and one TDR of $633 thousand that was accruing interest as of December 31, 2017.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented five properties totaling $299 thousand at June 30, 2018 and four properties totaling $148 thousand at December 31, 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $13.1 million and $12.5 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2018 and December 31, 2017, respectively.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$719,084	22.0%	$718,498	22.4%
Interest-bearing demand	658,107	20.2	634,203	19.8
Savings and money market	1,012,972	31.1	1,005,317	31.3
Time deposits < $250,000	703,236	21.5	698,179	21.7
Time deposits of $250,000 or more	168,768	5.2	153,977	4.8
Total deposits	$3,262,167	100.0%	$3,210,174	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2018, total deposits were $3.26 billion, representing an increase of $52.0 million from December 31, 2017. Time deposits were approximately 27% of total deposits at June 30, 2018 and December 31, 2017.

Nonpublic deposits, the largest component of our funding sources, totaled $2.09 billion and $2.07 billion at June 30, 2018 and December 31, 2017, respectively, and represented 64% and 65% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $862.7 million and $829.5 million at June 30, 2018 and December 31, 2017, respectively, and represented 26% of total deposits as of the end of each period, respectively. The increase in public deposits during 2018 was due largely to successful business development efforts.

We also participate in CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all CDARS and ICS deposits were considered brokered deposits for regulatory reporting purposes.  With the enactment of EGRRCPA, reciprocal CDARS and ICS deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits.  CDARS deposits and ICS deposits, the majority of which were reciprocal, totaled $154.1 million and $154.0 million, respectively, at June 30, 2018, compared to $159.2 million and $147.3 million, respectively, at December 31, 2017, and collectively represented 10% and 9% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	June 30,	December 31,
	2018	2017
Short-term borrowings - Short-term FHLB borrowings	$449,300	$446,200
Short-term borrowings - Other	23,500	-
Long-term borrowings - Subordinated notes, net	39,167	39,131
Total borrowings	$511,967	$485,331

MANAGEMENT’S DISCUSSION AND ANALYSIS

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at June 30, 2018 consisted of $75.8 million in overnight borrowings and $373.5 million in short-term borrowings. The maximum amount of short-term FHLB borrowings outstanding at any month-end during the six months ended June 30, 2018 was $477.1 million. Short-term FHLB borrowings at December 31, 2017 consisted of $304.7 million in overnight borrowings and $141.5 million in short-term borrowings.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $5.0 million of immediate credit capacity with the FHLB as of June 30, 2018. We had approximately $648.9 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at June 30, 2018. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of June 30, 2018, with $23.5 million outstanding at June 30, 2018. Additionally, we had approximately $125.9 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At June 30, 2018, no amounts have been drawn on the line of credit.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $449.3 million outstanding at June 30, 2018. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $775.4 million from various funding sources which include the FHLB, the FRB, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2018. The line of credit has a one-year term and matures in May 2019. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $89.1 million as of June 30, 2018, down $10.1 million from $99.2 million as of December 31, 2017. Net cash provided by operating activities totaled $30.3 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $111.1 million, which included outflows of $169.3 million for net loan originations and was partially offset by inflows of $63.5 million from net investment securities transactions. Net cash provided by financing activities of $70.7 million was attributed to a $52.0 million increase in deposits and a $26.6 million increase in short-term borrowings, partly offset by $8.0 million in dividend payments.

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

Shareholders’ equity was $386.9 million at June 30, 2018, an increase of $5.7 million from $381.2 million at December 31, 2017. Net income for the six months ended June 30, 2018 increased shareholders’ equity by $21.5 million, which was partially offset by common and preferred stock dividends declared of $8.4 million. Accumulated other comprehensive loss included in shareholders’ equity increased $8.4 million during the first six months of 2018 due primarily to higher net unrealized losses on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2018, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The following table reflects the ratios and their components (dollars in thousands):

	June 30,	December 31,
	2018	2017
Common shareholders’ equity	$369,608	$363,848
Less: Goodwill and other intangible assets	76,308	70,413
Net unrealized loss on investment securities (1)	(12,032)	(3,275)
Hedging derivative instruments	123	—
Net periodic pension and postretirement benefits plan adjustments	(8,387)	(8,641)
Other	—	—
Common Equity Tier 1 (“CET1”) Capital	313,596	305,351
Plus: Preferred stock	17,329	17,329
Less: Other	—	—
Tier 1 Capital	330,925	322,680
Plus: Qualifying allowance for loan losses	33,955	34,672
Subordinated Notes	39,167	39,131
Total regulatory capital	$404,047	$396,483
Adjusted average total assets (for leverage capital purposes)	$4,087,038	$3,967,749
Total risk-weighted assets	$3,192,337	$3,005,655
Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.10%	8.13%
CET1 Capital (CET1 capital to total risk-weighted assets)	9.82	10.16
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.37	10.74
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.66	13.19

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

MANAGEMENT’S DISCUSSION AND ANALYSIS

BCBS Capital Rules

The BCBS Capital Rules include a new Common Equity Tier 1 Capital to risk-weighted assets minimum ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio from 4.0% to 6.0%, require a minimum total capital to risk-weighted assets ratio of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer is also established above the regulatory minimum capital requirements, effectively increasing the minimum required risk-weighted asset ratios. This capital conservation buffer was phased-in as of January 1, 2016 at 0.625% of risk-weighted assets and has increased each subsequent year by an additional 0.625% (currently 1.875% as of June 30, 2018) until reaching its final level of 2.5% on January 1, 2019. Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The BCBS Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

The following table presents actual and required capital ratios as of June 30, 2018 and December 31, 2017 for the Company and the Bank under the BCBS Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the BCBS Capital Rules and the minimum required capital levels as of January 1, 2019 when the BCBS Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the BCBS Capital Rules (in thousands):

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased-in		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Tier 1 leverage:
Company	$330,925	8.10%	$163,482	4.00%	$163,482	4.00%	$204,352	5.00%
Bank	360,597	8.83	163,297	4.00	163,297	4.00	204,121	5.00
CET1 capital:
Company	313,596	9.82	203,509	6.38	223,460	7.00	207,499	6.50
Bank	360,597	11.33	202,960	6.38	222,858	7.00	206,940	6.50
Tier 1 capital:
Company	330,925	10.37	251,393	7.88	271,345	8.50	255,383	8.00
Bank	360,597	11.33	250,716	7.88	270,614	8.50	254,695	8.00
Total capital:
Company	404,047	12.66	315,239	9.88	335,190	10.50	319,229	10.00
Bank	394,552	12.39	314,390	9.88	334,288	10.50	318,369	10.00
December 31, 2017
Tier 1 leverage:
Company	$322,680	8.13%	$158,710	4.00%	$158,710	4.00%	$198,387	5.00%
Bank	346,532	8.75	158,372	4.00	158,372	4.00	197,965	5.00
CET1 capital:
Company	305,351	10.16	172,825	5.75	210,396	7.00	195,368	6.50
Bank	346,532	11.57	172,224	5.75	209,664	7.00	194,688	6.50
Tier 1 capital:
Company	322,680	10.74	217,910	7.25	255,481	8.50	240,452	8.00
Bank	346,532	11.57	217,152	7.25	254,592	8.50	239,616	8.00
Total capital:
Company	396,483	13.19	278,023	9.25	315,594	10.50	300,565	10.00
Bank	381,204	12.73	277,056	9.25	314,496	10.50	299,520	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2017 to June 30, 2018. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At June 30, 2018, the Company’s sensitivity was relatively neutral, meaning that net interest income is modestly impacted as interest rates change.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending June 30, 2019 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(2,361)	$261	$(100)	$(444)
% Change	(1.79)%	0.20%	(0.08)%	0.34%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2018 and December 31, 2017 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2018 and December 31, 2017.    EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	June 30, 2018			December 31, 2017
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$587,693			$578,550
- 100 Basis Points	598,866	$11,173	1.90%	592,527	$13,977	2.42%
+ 100 Basis Points	557,502	(30,191)	(5.14)	544,507	(34,043)	(5.88)
+ 200 Basis Points	524,867	(62,826)	(10.69)	507,137	(71,413)	(12.34)
+ 300 Basis Points	492,284	(95,409)	(16.23)	468,787	(109,763)	(18.97)

The Pre-Shock Scenario EVE was $587.7 million at June 30, 2018, compared to $578.6 million at December 31, 2017. The increase in the Pre-Shock Scenario EVE at June 30, 2018 resulted primarily from a more favorable valuation of non-maturity deposits that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $507.1 million at December 31, 2017 to $524.9 million at June 30, 2018, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from (12.34)% at December 31, 2017 to (10.69)% at June 30, 2018. The decrease in sensitivity resulted from the addition of the interest rate cap and a change in the valuation of certain fixed rate assets in the +200 basis point Rate Shock Scenario EVE as of June 30, 2018, compared to December 31, 2017.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings

The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, dated March  14, 2018, as filed with the SEC.

ITEM 6.        Exhibits

(a)The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

10.1	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Kevin B. Klotzbach dated June 26, 2018	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, August 8, 2018
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, August 8, 2018
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, August 8, 2018
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)