Form 10-Q
period 2018-09-30
FINANCIAL INSTITUTIONS INC
filed 2018-11-07
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 15,924,959 shares of Common Stock, $0.01 par value, outstanding as of October 31, 2018.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$117,331	$99,195
Securities available for sale, at fair value	458,310	524,973
Securities held to maturity, at amortized cost (fair value of $447,718 and $512,983, respectively)	459,623	516,466
Loans held for sale	3,166	2,718
Loans (net of allowance for loan losses of $33,955 and $34,672, respectively)	2,954,376	2,700,345
Company owned life insurance	66,628	65,288
Premises and equipment, net	43,309	45,189
Goodwill and other intangible assets, net	78,853	74,703
Other assets	76,789	76,333
Total assets	$4,258,385	$4,105,210
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$748,167	$718,498
Interest-bearing demand	711,321	634,203
Savings and money market	988,486	1,005,317
Time deposits	1,037,755	852,156
Total deposits	3,485,729	3,210,174
Short-term borrowings	308,200	446,200
Long-term borrowings, net of issuance costs of $816 and $869, respectively	39,184	39,131
Other liabilities	33,118	28,528
Total liabilities	3,866,231	3,724,033
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,439 shares issued	144	144
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,847 shares issued	17,185	17,185
Total preferred equity	17,329	17,329
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,056,178 shares issued	161	161
Additional paid-in capital	122,478	121,058
Retained earnings	276,563	257,078
Accumulated other comprehensive loss	(21,820)	(11,916)
Treasury stock, at cost – 131,219 and 131,240 shares, respectively	(2,557)	(2,533)
Total shareholders’ equity	392,154	381,177
Total liabilities and shareholders’ equity	$4,258,385	$4,105,210

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$33,750	$27,455	$94,851	$77,540
Interest and dividends on investment securities	5,283	5,941	16,449	17,736
Other interest income	2	-	6	67
Total interest income	39,035	33,396	111,306	95,343
Interest expense:
Deposits	5,163	3,089	12,872	7,820
Short-term borrowings	2,434	1,251	6,047	2,815
Long-term borrowings	617	618	1,853	1,853
Total interest expense	8,214	4,958	20,772	12,488
Net interest income	30,821	28,438	90,534	82,855
Provision for loan losses	2,061	2,802	5,050	9,415
Net interest income after provision for loan losses	28,760	25,636	85,484	73,440
Noninterest income:
Service charges on deposits	1,813	1,901	5,254	5,486
Insurance income	1,501	1,488	3,918	4,052
ATM and debit card	1,557	1,445	4,509	4,230
Investment advisory	2,245	1,497	5,934	4,357
Company owned life insurance	440	449	1,333	1,367
Investments in limited partnerships	328	(14)	1,019	91
Loan servicing	78	105	396	348
Net gain on sale of loans held for sale	303	150	530	270
Net (loss) gain on investment securities	(95)	184	(88)	600
Net gain on derivative instruments	354	127	606	127
Net gain on other assets	37	21	49	25
Contingent consideration liability adjustment	—	—	—	1,200
Other	1,337	1,221	3,971	3,590
Total noninterest income	9,898	8,574	27,431	25,743
Noninterest expense:
Salaries and employee benefits	13,970	12,348	40,270	35,703
Occupancy and equipment	4,337	4,087	12,911	12,235
Professional services	1,353	1,157	3,132	3,229
Computer and data processing	1,291	1,208	3,884	3,691
Supplies and postage	485	492	1,545	1,496
FDIC assessments	498	440	1,486	1,366
Advertising and promotions	949	344	2,647	1,451
Amortization of intangibles	334	288	927	876
Goodwill impairment	—	—	—	1,575
Other	2,304	2,103	6,271	5,728
Total noninterest expense	25,521	22,467	73,073	67,350
Income before income taxes	13,137	11,743	39,842	31,833
Income tax expense	2,560	3,464	7,807	9,365
Net income	$10,577	$8,279	$32,035	$22,468
Preferred stock dividends	365	366	1,096	1,097
Net income available to common shareholders	$10,212	$7,913	$30,939	$21,371
Earnings per common share (Note 3):
Basic	$0.64	$0.52	$1.95	$1.44
Diluted	$0.64	$0.52	$1.94	$1.44
Cash dividends declared per common share	$0.24	$0.21	$0.72	$0.63

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$10,577	$8,279	$32,035	$22,468
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	(1,736)	284	(10,493)	2,600
Hedging derivative instruments	85	—	208	—
Pension and post-retirement obligations	127	171	381	513
Total other comprehensive (loss) income, net of tax	(1,524)	455	(9,904)	3,113
Comprehensive income	$9,053	$8,734	$22,131	$25,581

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2018 and 2017

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2016	$17,340	$147	$81,755	$237,687	$(13,951)	$(2,924)	$320,054
Cumulative-effect adjustment	—	—	(279)	279	—	—	—
Balance at January 1, 2017	$17,340	$147	$81,476	$237,966	$(13,951)	$(2,924)	$320,054
Comprehensive income:
Net income	—	—	—	22,468	—	—	22,468
Other comprehensive income, net of tax	—	—	—	—	3,113	—	3,113
Common stock issued	—	11	29,653	—	—	—	29,664
Purchases of common stock for treasury	—	—	—	—	—	(148)	(148)
Repurchase of Series B-1 8.48% preferred stock	(6)	—	—	—	—	—	(6)
Share-based compensation plans:
Share-based compensation	—	—	885	—	—	—	885
Stock options exercised	—	—	5	—	—	408	413
Restricted stock awards issued, net	—	—	29	—	—	(29)	—
Stock awards	—	—	39	—	—	76	115
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,094)	—	—	(1,094)
Common-$0.63 per share	—	—	—	(9,459)	—	—	(9,459)
Balance at September 30, 2017	$17,334	$158	$112,087	$249,878	$(10,838)	$(2,617)	$366,002

Balance at December 31, 2017	$17,329	$161	$121,058	$257,078	$(11,916)	$(2,533)	$381,177
Comprehensive income:
Net income	—	—	—	32,035	—	—	32,035
Other comprehensive loss, net of tax	—	—	—	—	(9,904)	—	(9,904)
Purchases of common stock for treasury	—	—	—	—	—	(113)	(113)
Share-based compensation plans:
Share-based compensation	—	—	1,097	—	—	—	1,097
Stock options exercised	—	—	(19)	—	—	339	320
Restricted stock awards issued, net	—	—	303	—	—	(303)	—
Stock awards	—	—	39	—	—	53	92
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,093)	—	—	(1,093)
Common-$0.72 per share	—	—	—	(11,454)	—	—	(11,454)
Balance at September 30, 2018	$17,329	$161	$122,478	$276,563	$(21,820)	$(2,557)	$392,154

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$32,035	$22,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,855	4,613
Net amortization of premiums on securities	1,931	2,473
Provision for loan losses	5,050	9,415
Share-based compensation	1,097	885
Deferred income tax benefit	(2,979)	(527)
Proceeds from sale of loans held for sale	20,906	9,439
Originations of loans held for sale	(20,824)	(10,526)
Income on company owned life insurance	(1,333)	(1,367)
Net gain on sale of loans held for sale	(530)	(270)
Net loss (gain) on investment securities	88	(600)
Net gain on other assets	(49)	(25)
Goodwill impairment	—	1,575
Decrease (increase) in other assets	6,549	(874)
Increase (decrease) in other liabilities	4,013	(1,266)
Net cash provided by operating activities	50,809	35,413
Cash flows from investing activities:
Purchases of available for sale securities	—	(86,434)
Purchases of held to maturity securities	(24,919)	(70,610)
Proceeds from principal payments, maturities and calls on available for sale securities	24,693	29,291
Proceeds from principal payments, maturities and calls on held to maturity securities	80,445	74,205
Proceeds from sales of securities available for sale	27,238	49,424
Net loan originations	(259,677)	(282,455)
Purchases of company owned life insurance, net of proceeds received	(7)	(7)
Proceeds from sales of other assets	460	189
Purchases of premises and equipment	(1,999)	(6,966)
Cash consideration paid for acquisition, net of cash acquired	(4,447)	(676)
Net cash used in investing activities	(158,213)	(294,039)
Cash flows from financing activities:
Net increase in deposits	275,555	286,286
Net decrease in short-term borrowings	(138,000)	(20,700)
Repurchases of preferred stock	—	(6)
Proceeds from issuance of common stock	—	29,664
Purchases of common stock for treasury	(113)	(148)
Proceeds from stock options exercised	320	413
Cash dividends paid to common and preferred shareholders	(12,222)	(10,322)
Net cash provided by financing activities	125,540	285,187
Net increase in cash and cash equivalents	18,136	26,561
Cash and cash equivalents, beginning of period	99,195	71,277
Cash and cash equivalents, end of period	$117,331	$97,838

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

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the nine months ended September 30 (in thousands):

	2018	2017
Supplemental information:
Cash paid for interest	$19,803	$10,189
Cash paid for income taxes	3,790	8,677
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	596	379
Accrued and declared unpaid dividends	4,187	3,637
Increase in net unsettled security purchases	—	75
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	2,561	812
Fair value of liabilities assumed	128	44

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.)BUSINESS COMBINATIONS

2018 Activity – HNP Capital Acquisition

On June 1, 2018, the Company completed the acquisition of HNP Capital, a Securities and Exchange Commission (“SEC”)-registered investment advisor with approximately $344 million in assets under management as of June 30, 2018. Consideration for the acquisition totaled $5.1 million in cash. As a result of the acquisition, the Company recorded goodwill of $2.6 million and other intangible assets of $2.5 million. The goodwill and other intangible assets are expected to be deductible for income tax purposes. The allocation of acquisition cost to the assets acquired and liabilities assumed and pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income available to common shareholders	$10,212	$7,913	$30,939	$21,371
Weighted average common shares outstanding:
Total shares issued	16,056	15,448	16,056	15,002
Unvested restricted stock awards	(4)	(44)	(9)	(48)
Treasury shares	(131)	(136)	(141)	(148)
Total basic weighted average common shares outstanding	15,921	15,268	15,906	14,806
Incremental shares from assumed:
Exercise of stock options	—	7	3	11
Vesting of restricted stock awards	43	27	42	30
Total diluted weighted average common shares outstanding	15,964	15,302	15,951	14,847
Basic earnings per common share	$0.64	$0.52	$1.95	$1.44
Diluted earnings per common share	$0.64	$0.52	$1.94	$1.44

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	—	—	—	—
Restricted stock awards	7	—	6	2
Total	7	—	6	2

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2018
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$157,786	—	$5,977	$151,809
Mortgage-backed securities:
Federal National Mortgage Association	275,416	39	10,778	264,677
Federal Home Loan Mortgage Corporation	37,088	10	1,847	35,251
Government National Mortgage Association	5,650	21	126	5,545
Collateralized mortgage obligations:
Federal National Mortgage Association	139	—	—	139
Federal Home Loan Mortgage Corporation	39	—	—	39
Privately issued	—	850	—	850
Total mortgage-backed securities	318,332	920	12,751	306,501
Total available for sale securities	$476,118	$920	$18,728	$458,310
Securities held to maturity:
State and political subdivisions	241,637	519	2,192	239,964
Mortgage-backed securities:
Federal National Mortgage Association	12,032	—	467	11,565
Federal Home Loan Mortgage Corporation	4,616	—	272	4,344
Government National Mortgage Association	35,708	—	1,253	34,455
Collateralized mortgage obligations:
Federal National Mortgage Association	65,130	—	3,270	61,860
Federal Home Loan Mortgage Corporation	81,676	—	4,103	77,573
Government National Mortgage Association	18,824	—	867	17,957
Total mortgage-backed securities	217,986	—	10,232	207,754
Total held to maturity securities	$459,623	$519	$12,424	$447,718
December 31, 2017
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$163,025	$122	$1,258	$161,889
Mortgage-backed securities:
Federal National Mortgage Association	311,830	313	3,220	308,923
Federal Home Loan Mortgage Corporation	41,290	76	675	40,691
Government National Mortgage Association	12,051	193	12	12,232
Collateralized mortgage obligations:
Federal National Mortgage Association	217	1	1	217
Federal Home Loan Mortgage Corporation	45	—	—	45
Privately issued	—	976	—	976
Total mortgage-backed securities	365,433	1,559	3,908	363,084
Total available for sale securities	$528,458	$1,681	$5,166	$524,973

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017 (continued)
Securities held to maturity:
State and political subdivisions	283,557	2,317	662	285,212
Mortgage-backed securities:
Federal National Mortgage Association	9,732	16	88	9,660
Federal Home Loan Mortgage Corporation	3,213	—	119	3,094
Government National Mortgage Association	26,841	—	330	26,511
Collateralized mortgage obligations:
Federal National Mortgage Association	76,432	—	1,958	74,474
Federal Home Loan Mortgage Corporation	93,810	3	2,165	91,648
Government National Mortgage Association	22,881	5	502	22,384
Total mortgage-backed securities	232,909	24	5,162	227,771
Total held to maturity securities	$516,466	$2,341	$5,824	$512,983

Investment securities with a total fair value of $788.9 million and $838.4 million at September 30, 2018 and December 31, 2017, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Proceeds from sales	$21,470	$24,117	$27,238	$49,424
Gross realized gains	64	190	73	606
Gross realized losses	159	6	161	6

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2018 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$35,676	$35,471
Due from one to five years	139,223	135,043
Due after five years through ten years	214,640	204,681
Due after ten years	86,579	83,115
Total available for sale securities	$476,118	$458,310
Debt securities held to maturity:
Due in one year or less	$49,829	$49,878
Due from one to five years	150,749	150,479
Due after five years through ten years	83,277	79,898
Due after ten years	175,768	167,463
Total held to maturity securities	$459,623	$447,718

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2018
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$88,647	$2,621	$63,162	$3,356	$151,809	$5,977
Mortgage-backed securities:
Federal National Mortgage Association	54,316	1,380	208,371	9,398	262,687	10,778
Federal Home Loan Mortgage Corporation	2,374	80	32,041	1,767	34,415	1,847
Government National Mortgage Association	4,125	121	742	5	4,867	126
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	58	—	58	—
Federal Home Loan Mortgage Corporation	—	—	6	—	6	—
Total mortgage-backed securities	60,815	1,581	241,218	11,170	302,033	12,751
Total available for sale securities	149,462	4,202	304,380	14,526	453,842	18,728
Securities held to maturity:
State and political subdivisions	105,290	858	28,646	1,334	133,936	2,192
Mortgage-backed securities:
Federal National Mortgage Association	5,467	151	6,098	316	11,565	467
Federal Home Loan Mortgage Corporation	1,455	30	2,889	242	4,344	272
Government National Mortgage Association	17,258	374	17,197	879	34,455	1,253
Collateralized mortgage obligations:
Federal National Mortgage Association	1,982	41	59,878	3,229	61,860	3,270
Federal Home Loan Mortgage Corporation	9,845	390	67,728	3,713	77,573	4,103
Government National Mortgage Association	1,020	15	16,937	852	17,957	867
Total mortgage-backed securities	37,027	1,001	170,727	9,231	207,754	10,232
Total held to maturity securities	142,317	1,859	199,373	10,565	341,690	12,424
Total temporarily impaired securities	$291,779	$6,061	$503,753	$25,091	$795,532	$31,152
December 31, 2017
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$95,046	$571	$31,561	$687	$126,607	$1,258
Mortgage-backed securities:
Federal National Mortgage Association	201,754	1,855	67,383	1,365	269,137	3,220
Federal Home Loan Mortgage Corporation	20,446	192	15,601	483	36,047	675
Government National Mortgage Association	2,432	—	880	12	3,312	12
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	119	1	119	1
Federal Home Loan Mortgage Corporation	—	—	8	—	8	—
Total mortgage-backed securities	224,632	2,047	83,991	1,861	308,623	3,908
Total available for sale securities	319,678	2,618	115,552	2,548	435,230	5,166

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017 (continued)
Securities held to maturity:
State and political subdivisions	36,368	295	14,492	367	50,860	662
Mortgage-backed securities:
Federal National Mortgage Association	3,766	29	2,694	59	6,460	88
Federal Home Loan Mortgage Corporation	—	—	3,094	119	3,094	119
Government National Mortgage Association	17,327	136	9,184	194	26,511	330
Collateralized mortgage obligations:
Federal National Mortgage Association	16,830	202	57,645	1,756	74,475	1,958
Federal Home Loan Mortgage Corporation	23,727	337	66,467	1,828	90,194	2,165
Government National Mortgage Association	15,401	340	5,635	162	21,036	502
Total mortgage-backed securities	77,051	1,044	144,719	4,118	221,770	5,162
Total held to maturity securities	113,419	1,339	159,211	4,485	272,630	5,824
Total temporarily impaired securities	$433,097	$3,957	$274,763	$7,033	$707,860	$10,990

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2018 was 750 compared to 411 at December 31, 2017. At September 30, 2018, the Company had positions in 308 investment securities with a fair value of $503.8 million and a total unrealized loss of $25.1 million that have been in a continuous unrealized loss position for more than 12 months. At September 30, 2018, there were a total of 442 securities positions in the Company’s investment portfolio with a fair value of $291.8 million and a total unrealized loss of $6.1 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2017, the Company had positions in 172 investment securities with a fair value of $274.8 million and a total unrealized loss of $7.0 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2017, there were a total of 239 securities positions in the Company’s investment portfolio with a fair value of $433.1 million and a total unrealized loss of $4.0 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the nine months ended September 30, 2018 and 2017.

Based on management’s review and evaluation of the Company’s debt securities as of September 30, 2018, the debt securities with unrealized losses were not considered to be OTTI. As of September 30, 2018, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of September 30, 2018, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
September 30, 2018
Commercial business	$537,160	$782	$537,942
Commercial mortgage	907,107	(2,096)	905,011
Residential real estate loans	498,883	8,715	507,598
Residential real estate lines	108,227	2,977	111,204
Consumer indirect	878,316	31,118	909,434
Other consumer	16,975	167	17,142
Total	$2,946,668	$41,663	2,988,331
Allowance for loan losses			(33,955)
Total loans, net			$2,954,376
December 31, 2017
Commercial business	$449,763	$563	$450,326
Commercial mortgage	810,851	(1,943)	808,908
Residential real estate loans	457,761	7,522	465,283
Residential real estate lines	113,422	2,887	116,309
Consumer indirect	845,682	30,888	876,570
Other consumer	17,443	178	17,621
Total	$2,694,922	$40,095	2,735,017
Allowance for loan losses			(34,672)
Total loans, net			$2,700,345

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $3.2 million and $2.7 million as of September 30, 2018 and December 31, 2017, respectively.

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
September 30, 2018
Commercial business	$364	$—	$—	$364	$2,203	$534,593	$537,160
Commercial mortgage	916	—	—	916	1,900	904,291	907,107
Residential real estate loans	871	55	—	926	2,057	495,900	498,883
Residential real estate lines	185	—	—	185	297	107,745	108,227
Consumer indirect	2,327	544	—	2,871	1,385	874,060	878,316
Other consumer	118	6	8	132	—	16,843	16,975
Total loans, gross	$4,781	$605	$8	$5,394	$7,842	$2,933,432	$2,946,668
December 31, 2017
Commercial business	$64	$36	$—	$100	$5,344	$444,319	$449,763
Commercial mortgage	56	375	—	431	2,623	807,797	810,851
Residential real estate loans	1,908	56	—	1,964	2,252	453,545	457,761
Residential real estate lines	349	—	—	349	404	112,669	113,422
Consumer indirect	2,806	672	—	3,478	1,895	840,309	845,682
Other consumer	174	15	11	200	2	17,241	17,443
Total loans, gross	$5,357	$1,154	$11	$6,522	$12,520	$2,675,880	$2,694,922

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS (Continued)

There were no loans past due greater than 90 days and still accruing interest as of September 30, 2018 and December 31, 2017. There were $8 thousand and $11 thousand in consumer overdrafts which were past due greater than 90 days as of September 30, 2018 and December 31, 2017, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

There were no loans modified as a TDR during the nine months ended September 30, 2018 and 2017. There were no loans modified as a TDR within the previous 12 months that defaulted during the nine months ended September 30, 2018 and 2017. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as of the dates indicated and average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2018 and twelve-month period ended December 31, 2017 (in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2018
With no related allowance recorded:
Commercial business	$1,155	$2,090	$—	$1,307	$—
Commercial mortgage	525	525	—	568	—
	1,680	2,615	—	1,875	—
With an allowance recorded:
Commercial business	1,183	1,183	431	2,931	—
Commercial mortgage	1,838	1,838	460	2,132	—
	3,021	3,021	891	5,063	—
	$4,701	$5,636	$891	$6,938	$—
December 31, 2017
With no related allowance recorded:
Commercial business	$1,635	$2,370	$—	$853	$—
Commercial mortgage	584	584	—	621	—
	2,219	2,954	—	1,474	—
With an allowance recorded:
Commercial business	3,853	3,853	2,056	4,468	—
Commercial mortgage	2,528	2,528	115	1,516	—
	6,381	6,381	2,171	5,984	—
	$8,600	$9,335	$2,171	$7,458	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
September 30, 2018
Uncriticized	$505,865	$889,608
Special mention	21,141	10,221
Substandard	10,154	7,278
Doubtful	—	—
Total	$537,160	$907,107
December 31, 2017
Uncriticized	$429,692	$791,127
Special mention	7,120	12,185
Substandard	12,951	7,539
Doubtful	—	—
Total	$449,763	$810,851

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
September 30, 2018
Performing	$496,826	$107,930	$876,931	$16,967
Non-performing	2,057	297	1,385	8
Total	$498,883	$108,227	$878,316	$16,975
December 31, 2017
Performing	$455,509	$113,018	$843,787	$17,430
Non-performing	2,252	404	1,895	13
Total	$457,761	$113,422	$845,682	$17,443

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
September 30, 2018
Loans:
Ending balance	$537,160	$907,107	$498,883	$108,227	$878,316	$16,975	$2,946,668
Evaluated for impairment:
Individually	$2,338	$2,363	$—	$—	$—	$—	$4,701
Collectively	$534,822	$904,744	$498,883	$108,227	$878,316	$16,975	$2,941,967
Allowance for loan losses:
Ending balance	$14,231	$5,422	$1,305	$212	$12,355	$430	$33,955
Evaluated for impairment:
Individually	$431	$460	$—	$—	$—	$—	$891
Collectively	$13,800	$4,962	$1,305	$212	$12,355	$430	$33,064
September 30, 2017
Loans:
Ending balance	$418,873	$759,898	$438,936	$114,747	$827,154	$17,460	$2,577,068
Evaluated for impairment:
Individually	$7,126	$2,459	$—	$—	$—	$—	$9,585
Collectively	$411,747	$757,439	$438,936	$114,747	$827,154	$17,460	$2,567,483
Allowance for loan losses:
Ending balance	$15,749	$3,727	$1,161	$157	$13,217	$336	$34,347
Evaluated for impairment:
Individually	$2,658	$171	$—	$—	$—	$—	$2,829
Collectively	$13,091	$3,556	$1,161	$157	$13,217	$336	$31,518

The following table sets forth the changes in the allowance for loan losses for the three and nine-month periods ended September 30, 2018 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2018
Beginning balance	$14,242	$5,371	$1,255	$248	$12,520	$319	$33,955
Charge-offs	(672)	(113)	(24)	(23)	(2,474)	(301)	(3,607)
Recoveries	241	3	8	2	1,228	64	1,546
Provision (credit)	420	161	66	(15)	1,081	348	2,061
Ending balance	$14,231	$5,422	$1,305	$212	$12,355	$430	$33,955
Nine months ended September 30, 2018
Beginning balance	$15,668	$3,696	$1,322	$180	$13,415	$391	$34,672
Charge-offs	(1,113)	(117)	(53)	(124)	(8,089)	(969)	(10,465)
Recoveries	438	11	140	17	3,862	230	4,698
Provision (credit)	(762)	1,832	(104)	139	3,167	778	5,050
Ending balance	$14,231	$5,422	$1,305	$212	$12,355	$430	$33,955

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS (Continued)

The following table sets forth the changes in the allowance for loan losses for the three and nine-month periods ended September 30, 2017 (in thousands):

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

Residential real estate loans (comprised of conventional mortgages and home equity loans) and residential real estate lines (comprised of home equity lines) are generally made based on the borrower’s ability to make repayment from his or her employment and other income but are secured by real property whose value tends to be more easily ascertainable. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $68.4 million and $65.8 million as of September 30, 2018 and December 31, 2017, respectively. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	Non-Banking	Total
Balance, December 31, 2017	$48,536	$17,304	$65,840
Acquisition	—	2,572	2,572
Balance, September 30, 2018	$48,536	$19,876	$68,412

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

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Other intangibles assets:
Gross carrying amount	$15,925	$13,420
Accumulated amortization	(5,484)	(4,557)
Net book value	$10,441	$8,863

Amortization expense for total other intangible assets was $334 thousand and $927 thousand for the three and nine months ended September 30, 2018, and $288 thousand and $876 thousand for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the estimated amortization expense of other intangible assets for the remainder of 2018 and each of the next five years is as follows (in thousands):

2018 (remainder of year)	$330
2019	1,250
2020	1,134
2021	1,014
2022	923
2023	852

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2018 and 2017. During the next twelve months, the Company estimates that an additional $29 thousand will be reclassified as a decrease to interest expense.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.)DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of September 30, 2018 and December 31, 2017 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	Sept. 30, 2018	Dec. 31, 2017	sheet line item	Sept. 30, 2018	Dec. 31, 2017	sheet line item	Sept. 30, 2018	Dec. 31, 2017
Derivatives designated as hedging instruments
Cash flow hedges	$100,000	$—	Other assets	$1,305	$—	Other liabilities	$—	$—
Total derivatives	$100,000	$—		$1,305	$—		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps	$35,915	$—	Other assets	$298	$—	Other liabilities	$348	$—
Credit contracts	34,741	12,282	Other assets	—	—	Other liabilities	8	4
Total derivatives	$70,656	$12,282		$298	$—		$356	$4

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and nine months ended September 30, 2018 and 2017 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended September 30,		Nine months ended September 30,
Undesignated derivatives	recognized in income	2018	2017	2018	2017
Interest rate swaps	Net gain on derivative instruments	$349	$—	$419	$—
Credit contracts	Net gain on derivative instruments	5	127	187	127
Total undesignated		$354	$127	$606	$127

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the nine months ended September 30, 2018 and 2017:

	Outstanding	Treasury	Issued
September 30, 2018
Shares at December 31, 2017	15,924,938	131,240	16,056,178
Restricted stock awards issued	7,370	(7,370)	—
Restricted stock awards forfeited	(23,901)	23,901	—
Stock options exercised	17,450	(17,450)	—
Stock awards	2,724	(2,724)	—
Treasury stock purchases	(3,622)	3,622	—
Shares at September 30, 2018	15,924,959	131,219	16,056,178
September 30, 2017
Shares at December 31, 2016	14,537,597	154,617	14,692,214
Common stock issued for "at-the-market" equity offering	1,069,635	—	1,069,635
Restricted stock awards issued	8,510	(8,510)	—
Restricted stock awards forfeited	(10,359)	10,359	—
Stock options exercised	21,320	(21,320)	—
Stock awards	3,914	(3,914)	—
Treasury stock purchases	(4,323)	4,323	—
Shares at September 30, 2017	15,626,294	135,555	15,761,849

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2018
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(2,532)	$(639)	$(1,893)
Reclassification adjustment for net gains included in net income (1)	209	52	157
Total securities available for sale and transferred securities	(2,323)	(587)	(1,736)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	114	29	85
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(18)	(4)	(14)
Amortization of net actuarial loss included in income	188	47	141
Total pension and post-retirement obligations	170	43	127
Other comprehensive loss	$(2,039)	$(515)	$(1,524)
Nine months ended September 30, 2018
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(14,411)	$(3,633)	$(10,778)
Reclassification adjustment for net gains included in net income (1)	381	96	285
Total securities available for sale and transferred securities	(14,030)	(3,537)	(10,493)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	278	70	208
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(54)	(14)	(40)
Amortization of net actuarial loss included in income	563	142	421
Total pension and post-retirement obligations	509	128	381
Other comprehensive loss	$(13,243)	$(3,339)	$(9,904)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Three months ended September 30, 2018
Balance at beginning of period	$123	$(12,032)	$(8,387)	$(20,296)
Other comprehensive income (loss) before reclassifications	85	(1,893)	—	(1,808)
Amounts reclassified from accumulated other comprehensive income (loss)	—	157	127	284
Net current period other comprehensive income (loss)	85	(1,736)	127	(1,524)
Balance at end of period	$208	$(13,768)	$(8,260)	$(21,820)
Nine months ended September 30, 2018
Balance at beginning of period	$—	$(3,275)	$(8,641)	$(11,916)
Other comprehensive income (loss) before reclassifications	208	(10,778)	—	(10,570)
Amounts reclassified from accumulated other comprehensive income (loss)	—	285	381	666
Net current period other comprehensive income (loss)	208	(10,493)	381	(9,904)
Balance at end of period	$208	$(13,768)	$(8,260)	$(21,820)
Three months ended September 30, 2017
Balance at beginning of period	$—	$(1,413)	$(9,880)	$(11,293)
Other comprehensive income (loss) before reclassifications	—	363	—	363
Amounts reclassified from accumulated other comprehensive income (loss)	—	(79)	171	92
Net current period other comprehensive income (loss)	—	284	171	455
Balance at end of period	$—	$(1,129)	$(9,709)	$(10,838)
Nine months ended September 30, 2017
Balance at beginning of period	$—	$(3,729)	$(10,222)	$(13,951)
Other comprehensive income (loss) before reclassifications	—	2,916	—	2,916
Amounts reclassified from accumulated other comprehensive income (loss)	—	(316)	513	197
Net current period other comprehensive income (loss)	—	2,600	513	3,113
Balance at end of period	$—	$(1,129)	$(9,709)	$(10,838)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	September 30,
	2018	2017
Realized (loss) gain on sale of investment securities	$(95)	$184	Net gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(114)	(57)	Interest income
	(209)	127	Total before tax
	52	(48)	Income tax benefit (expense)
	(157)	79	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	18	12	Salaries and employee benefits
Net actuarial losses (1)	(188)	(291)	Salaries and employee benefits
	(170)	(279)	Total before tax
	43	108	Income tax benefit
	(127)	(171)	Net of tax
Total reclassified for the period	$(284)	$(92)

	Nine months ended
	September 30,
	2018	2017
Realized (loss) gain on sale of investment securities	$(88)	$600	Net gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(293)	(86)	Interest income
	(381)	514	Total before tax
	96	(198)	Income tax benefit (expense)
	(285)	316	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	54	38	Salaries and employee benefits
Net actuarial losses (1)	(563)	(874)	Salaries and employee benefits
	(509)	(836)	Total before tax
	128	323	Income tax benefit
	(381)	(513)	Net of tax
Total reclassified for the period	$(666)	$(197)

(1)	These items are included in the computation of net periodic pension expense. See Note 11 – Employee Benefit Plans for additional information.

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the nine months ended September 30, 2018.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	32,655	$28.50
PSUs	14,855	27.25

The grant-date fair value for the RSUs granted during the nine months ended September 30, 2018 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

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

The grant-date fair value of the PSUs granted during the nine months ended September 30, 2018 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.84 years, (ii) risk free interest rate of 2.39%, (iii) expected dividend yield of 2.83% and (iv) expected stock price volatility over the expected term of the TSR award of 21.2%. The Monte Carlo simulation model is a risk analysis method that selects a random value from a range of estimates.

During the nine months ended September 30, 2018, the company issued a total of 2,724 shares of common stock in-lieu of cash for the annual retainer of five non-employee directors and granted a total of 7,370 restricted shares of common stock to non-employee directors, of which 3,690 shares vested immediately and 3,680 shares will vest after completion of a one-year service requirement.  The market price of the stock and restricted stock on the date of grant was $33.90.

The following is a summary of restricted stock awards and restricted stock units activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	130,586	$24.32
Granted	54,880	28.89
Vested	(23,836)	25.74
Forfeited	(25,251)	11.61
Outstanding at end of period	136,379	$28.26

At September 30, 2018, there was $2.0 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 1.9 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during the first nine months of 2018 or 2017. There was no unrecognized compensation expense related to unvested stock options as of September 30, 2018. The following is a summary of stock option activity for the nine months ended September 30, 2018 (dollars in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	22,199	$18.40
Exercised	(17,450)	18.38
Expired	(4,749)	18.50
Outstanding and exercisable at end of period	—	$—	—	$—

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the nine months ended September 30, 2018 and 2017 was $236 thousand and $297 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the nine months ended September 30, 2018 and 2017 was $320 thousand and $413 thousand, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Salaries and employee benefits	$306	$248	$872	$676
Other noninterest expense	32	32	225	209
Total share-based compensation expense	$338	$280	$1,097	$885

(11.)EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost	$836	$785	$2,509	$2,355
Interest cost on projected benefit obligation	598	613	1,793	1,840
Expected return on plan assets	(1,321)	(1,193)	(3,963)	(3,581)
Amortization of unrecognized prior service credit	(18)	(12)	(54)	(38)
Amortization of unrecognized net actuarial loss	188	291	563	874
Net periodic benefit expense	$283	$484	$848	$1,450

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

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Commitments to extend credit	$664,138	$661,021
Standby letters of credit	12,707	12,181

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $6.0 million and $566 thousand at September 30, 2018 and December 31, 2017, respectively. The net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2018
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$151,809	$—	$151,809
Mortgage-backed securities	—	306,501	—	306,501
Other assets:
Hedging derivative instruments	—	1,305	—	1,305
Fair value adjusted through comprehensive income	$—	$459,615	$—	$459,615
Other assets:
Derivative instruments - interest rate products	$—	$298	$—	$298
Other liabilities:
Derivative instruments - credit contracts	—	(8)	—	(8)
Derivative instruments - interest rate products	—	(348)	—	(348)
Fair value adjusted through net income	$—	$(58)	$—	$(58)
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$3,166	$—	$3,166
Collateral dependent impaired loans	—	—	3,810	3,810
Other assets:
Loan servicing rights	—	—	999	999
Other real estate owned	—	—	290	290
Total	$—	$3,166	$5,099	$8,265
December 31, 2017
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$161,889	$—	$161,889
Mortgage-backed securities	—	363,084	—	363,084
Fair value adjusted through comprehensive income	$—	$524,973	$—	$524,973
Other liabilities:
Derivative instruments - credit contracts	$—	$4	$—	$4
Fair value adjusted through net income	$—	$4	$—	$4
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,718	$—	$2,718
Collateral dependent impaired loans	—	—	3,847	3,847
Other assets:
Loan servicing rights	—	—	990	990
Other real estate owned	—	—	148	148
Total	$—	$2,718	$4,985	$7,703

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.)FAIR VALUE MEASUREMENTS (Continued)

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2018 and 2017. There were no liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2018 and 2017.

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$3,810	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 50% discount
Loan servicing rights	999	Discounted cash flow	Discount rate	10.3% (3)
			Constant prepayment rate	12.8% (3)
Other real estate owned	290	Appraisal of collateral (1)	Appraisal adjustments (2)	26% - 44% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the nine months ended September 30, 2018.

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

	Level in	September 30, 2018		December 31, 2017
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$117,331	$117,331	$99,195	$99,195
Securities available for sale	Level 2	458,310	458,310	524,973	524,973
Securities held to maturity	Level 2	459,623	447,718	516,466	512,983
Loans held for sale	Level 2	3,166	3,166	2,718	2,718
Loans	Level 2	2,950,566	2,904,727	2,696,498	2,660,936
Loans (1)	Level 3	3,810	3,810	3,847	3,847
Accrued interest receivable	Level 1	12,559	12,559	10,776	10,776
FHLB and FRB stock	Level 2	21,997	21,997	27,730	27,730
Derivative instruments – cash flow hedge	Level 2	1,305	1,305	—	—
Derivative instruments – interest rate products	Level 2	298	298	—	—
Financial liabilities:
Non-maturity deposits	Level 1	2,447,974	2,447,974	2,358,018	2,358,018
Time deposits	Level 2	1,037,755	1,030,548	852,156	848,055
Short-term borrowings	Level 1	308,200	308,200	446,200	446,200
Long-term borrowings	Level 2	39,184	39,451	39,131	41,485
Accrued interest payable	Level 1	9,008	9,008	8,038	8,038
Derivative instruments – credit contracts	Level 2	8	8	4	4
Derivative instruments – interest rate products	Level 2	348	348	—	—

(1)	Comprised of collateral dependent impaired loans.

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
September 30, 2018
Goodwill	$48,536	$19,876	$—	$68,412
Other intangible assets, net	249	10,192	—	10,441
Total assets	4,221,168	37,389	(172)	4,258,385
December 31, 2017
Goodwill	$48,536	$17,304	$—	$65,840
Other intangible assets, net	373	8,490	—	8,863
Total assets	4,069,086	31,466	4,658	4,105,210

	Banking	Non-Banking (1)	Holding Company and Other	Consolidated Totals
Three months ended September 30, 2018
Net interest income (expense)	$31,438	$—	$(617)	$30,821
Provision for loan losses	(2,061)	—	—	(2,061)
Noninterest income	6,949	3,118	(169)	9,898
Noninterest expense	(22,050)	(2,832)	(639)	(25,521)
Income (loss) before income taxes	14,276	286	(1,425)	13,137
Income tax (expense) benefit	(2,797)	(76)	313	(2,560)
Net income (loss)	$11,479	$210	$(1,112)	$10,577
Nine months ended September 30, 2018
Net interest income (expense)	$92,387	$—	$(1,853)	$90,534
Provision for loan losses	(5,050)	—	—	(5,050)
Noninterest income	19,754	8,127	(450)	27,431
Noninterest expense	(62,710)	(7,647)	(2,716)	(73,073)
Income (loss) before income taxes	44,381	480	(5,019)	39,842
Income tax (expense) benefit	(8,933)	(127)	1,253	(7,807)
Net income (loss)	$35,448	$353	$(3,766)	$32,035

(1)	Reflects activity from the acquisition of HNP Capital since June 1, 2018 (the date of acquisition).

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.)SEGMENT REPORTING (Continued)

	Banking	Non-Banking (2)	Holding Company and Other	Consolidated Totals
Three months ended September 30, 2017
Net interest income (expense)	$29,056	$—	$(618)	$28,438
Provision for loan losses	(2,802)	—	—	(2,802)
Noninterest income	6,410	2,315	(151)	8,574
Noninterest expense	(19,939)	(1,947)	(581)	(22,467)
Income (loss) before income taxes	12,725	368	(1,350)	11,743
Income tax (expense) benefit	(3,923)	(144)	603	(3,464)
Net income (loss)	$8,802	$224	$(747)	$8,279
Nine months ended September 30, 2017
Net interest income (expense)	$84,708	$—	$(1,853)	$82,855
Provision for loan losses	(9,415)	—	—	(9,415)
Noninterest income	18,203	6,760	780	25,743
Noninterest expense	(58,263)	(7,209)	(1,878)	(67,350)
Income (loss) before income taxes	35,233	(449)	(2,951)	31,833
Income tax (expense) benefit	(10,544)	(440)	1,619	(9,365)
Net income (loss)	$24,689	$(889)	$(1,332)	$22,468

(2)	Reflects activity from the acquisition of the assets of Robshaw & Julian since August 31, 2017 (the date of acquisition).

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected. See also Item 1A, Risk Factors, in the Form 10-K for further information. Except as required by law, we do not undertake, and specifically disclaim any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

GENERAL

The Parent is a financial holding company headquartered in New York State, providing diversified financial services through its subsidiaries, Five Star Bank (the “Bank”), Scott Danahy Naylon, LLC (“SDN”), Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York-chartered banking subsidiary, the Bank. Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients across 45 states. Courier Capital and HNP Capital provide customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

products typically found at larger banks, our highly experienced management team and our strategically located banking centers. We believe that the foregoing factors all help to grow our core deposits, which supports a central element of our business strategy - the growth of a diversified and high-quality loan portfolio.

EXECUTIVE OVERVIEW

Summary of 2018 Third Quarter Results

Net income increased $2.3 million, or 28%, to $10.6 million for the third quarter of 2018 compared to $8.3 million for the third quarter of 2017. Net income available to common shareholders for the third quarter of 2018 was $10.2 million, or $0.64 per diluted share, compared with $7.9 million, or $0.52 per diluted share, for the third quarter of last year. Return on average common equity was 10.82% and return on average assets was 1.00% for the third quarter of 2018 compared to 9.21% and 0.83%, respectively, for the third quarter of 2017.

Net interest income totaled $30.8 million in the third quarter of 2018, up from $28.4 million in the third quarter of 2017 and the increase was driven by growth in interest-earning assets. Average interest-earning assets were up $231.9 million, led by a $374.3 million increase in average loans in the third quarter of 2018 compared to the same quarter in 2017.

The provision for loan losses was $2.1 million in the third quarter of 2018 compared to $2.8 million in the third quarter of 2017. Net charge-offs during the recent quarter were $2.1 million, up from $1.6 million in the third quarter of 2017. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.28% during the third quarter of 2018 compared with 0.25% in the third quarter of 2017. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the decrease in the provision for loan losses and the increase in net-charge-offs.

Noninterest income totaled $9.9 million in the third quarter of 2018, compared to $8.6 million in the third quarter of 2017. The increase is primarily attributed to increases in investment advisory income, income from investments in limited partnerships, net gain on sale of loans held for sale and net gain on derivative instruments. Investment advisory income was $2.2 million in the third quarter of 2018, $748 thousand higher than the third quarter of 2017. The increase was primarily driven by the HNP Capital acquisition, the third quarter of 2017 acquisition of the assets of Robshaw & Julian and growth in assets under management at Courier Capital.  Income from investments in limited partnerships was $342 thousand higher in the third quarter of 2018, compared to the third quarter of 2017.  Income from these investments fluctuate based on the maturity and performance of the underlying investments.  The increases in net gain on sale of loans held for sale and net gain on derivative instruments was driven by an increase in the number and value of transactions executed in the quarter.

Noninterest expense in the third quarter of 2018 totaled $25.5 million compared with $22.5 million in the third quarter of 2017. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment, professional services and advertising and promotions expenses. The increase in salaries and employee benefits was a result of investments in Bank personnel and the two wealth management subsidiary acquisitions.  The increase in occupancy and equipment was primarily the result of investments in software and facilities.  The increase in professional services expense was primarily related to a shelf registration statement filed in August 2018 and professional search services related to the addition of talent.  The increase in advertising and promotions expense was related to the Five Star Bank brand campaign that was launched in February 2018.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 9.81%, and 12.58%, respectively, for the third quarter of 2018. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 77% of revenue during the nine months ended September 30, 2018. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income per consolidated statements of income	$39,035	$33,396	$111,306	$95,343
Adjustment to fully taxable equivalent basis	320	776	1,045	2,395
Interest income adjusted to a fully taxable equivalent basis	39,355	34,172	112,351	97,738
Interest expense per consolidated statements of income	8,214	4,958	20,772	12,488
Net interest income on a taxable equivalent basis	$31,141	$29,214	$91,579	$85,250

Analysis of Net Interest Income for the Three Months Ended September 30, 2018 and 2017

Net interest income on a taxable equivalent basis for the three months ended September 30, 2018, was $31.1 million, an increase of $1.9 million versus the comparable quarter last year of $29.2 million. The increase in net interest income was due to an increase in average earning assets of $231.9 million or 6% compared to the third quarter of 2017.

The net interest margin for the third quarter of 2018 was 3.18%, one-basis point higher than 3.17% for the same period in 2017. This comparable period increase was a function of a ten-basis point higher contribution from net free funds, partially offset by a nine-basis point decrease in interest rate spread. The lower interest rate spread was a result of a 30-basis point increase in the yield on average interest-earning assets and a 39-basis point increase in the cost of average interest-bearing liabilities.

For the third quarter of 2018, the yield on average earning assets of 4.01% was 30 basis points higher than the third quarter of 2017 of 3.71%. Loan yields increased 31 basis points during the third quarter of 2018 to 4.55% from 4.24%. The yield on investment securities decreased ten basis points during the third quarter of 2018 to 2.35% from 2.45%. Overall, the earning asset rate changes increased interest income by $1.8 million during the third quarter of 2018 and a favorable volume variance increased interest income by $3.4 million, which collectively drove a $5.2 million increase in interest income.

Average interest-earning assets were $3.90 billion for the third quarter 2018 compared to $3.67 billion for the third quarter of 2017, an increase of $231.9 million or 6% from the comparable quarter last year, with average loans up $374.3 million from $2.57 billion to $2.95 billion and average securities down $142.3 million from $1.10 billion to $954.0 million. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $257.3 million from $1.16 billion to $1.42 billion or 22% from the third quarter of 2017.    Loans represented 75.5% of average interest-earning assets during the third quarter of 2018 compared to 70.1% during the third quarter of 2017. The increase in the volume of average loans resulted in a $4.3 million increase in interest income, in addition to a $2.0 million increase due to the favorable rate variance. Securities represented 24.5% of average interest-earning assets during third quarter of 2018 compared to 29.9% during the third quarter of 2017. The decrease in the volume of average securities resulted in a $872 thousand decrease in interest income, in addition to a $242 thousand decrease due to the unfavorable rate variance.

The cost of average interest-bearing liabilities of 1.07% in the third quarter of 2018 compared to 0.68% in the third quarter of 2017 was 39-basis points higher than the third quarter of 2017. The cost of average interest-bearing deposits increased 30 basis points from 0.50% to 0.80% and the cost of short-term borrowings increased 95 basis points from 1.29% to 2.24% in the third quarter of 2018 compared to the same quarter of 2017. The increase in the cost of short-term borrowings was a result of increases in the federal funds rate. The cost of long-term borrowings for the third quarter of 2018 decreased one basis point from 6.32% to 6.31% in the third quarter of 2018 compared to the same quarter of 2017. Overall, interest-bearing liability rate and volume increases resulted in $3.3 million of higher interest expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-bearing liabilities of $3.04 billion in the third quarter of 2018 were $146.0 million or 5% higher than the third quarter of 2017. On average, interest-bearing deposits grew $100.8 million from $2.47 billion to $2.57 billion, while noninterest-bearing demand deposits (a principal component of net free funds) were up $51.7 million from $679.3 million to $731.0 million. The increase in average deposits was due to successful business development efforts in municipal and retail banking, and an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $2.1 million of higher interest expense during the third quarter of 2018. Average borrowings increased $45.3 million from $424.6 million to $469.9 million compared to the third quarter of 2017. Overall, short and long-term borrowing rate and volume changes resulted in $1.2 million of higher interest expense during the third quarter of 2018.

Analysis of Net Interest Income for the Nine Months Ended September 30, 2018 and 2017

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2018, was $91.6 million, an increase of $6.3 million versus the comparable period last year of $85.3 million. The increase in net interest income was due to an increase in average earning assets of $281.4 million or 8% compared to the first nine months of 2017.

The net interest margin for the first nine months of 2018 was 3.18%, one-basis point lower than 3.19% for the same period in 2017. The majority of the reduction in net interest margin was attributed to the lower tax-equivalent adjustment on tax-exempt securities as a result of the lower Federal corporate tax rate in 2018 due to the TCJ Act. This comparable period decrease was a function of a nine-basis point decrease in interest rate spread, partially offset by an eight-basis point higher contribution from net free funds. The lower interest rate spread was a result of a 24-basis point increase in the yield on average interest-earning assets and a 33-basis point increase in the cost of average interest-bearing liabilities.

For the first nine months of 2018, the yield on average earning assets of 3.90% was 24 basis points higher than the first nine months of 2017 of 3.66%. Loan yields increased 25 basis points during the first nine months of 2018 to 4.45% from 4.20%. The yield on investment securities decreased 13 basis points during the first nine months of 2018 to 2.33% from 2.46%. Overall, the earning asset rate changes increased interest income by $3.7 million during the first nine months of 2018 and a favorable volume variance increased interest income by $10.9 million, which collectively drove a $14.6 million increase in interest income.

Average interest-earning assets were $3.85 billion for the first nine months of 2018 compared to $3.57 billion for the first nine months of 2017, an increase of $281.4 million or 8% from the comparable period last year, with average loans up $380.5 million from $2.47 billion to $2.85 billion and average securities down $90.5 million from $1.09 billion to $1.00 billion. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $242.6 million from $1.10 billion to $1.34 billion or 22% from the first nine months of 2017.    Loans represented 74.0% of average interest-earning assets during first nine months of 2018 compared to 69.2% during the first nine months of 2017. The increase in the volume of average loans resulted in a $12.7 million increase in interest income, in addition to a $4.6 million increase due to the favorable rate variance. Securities represented 26.0% of average interest-earning assets during first nine months of 2018 compared to 30.6% during the first nine months of 2017. The decrease in the volume of average securities resulted in a $1.7 million decrease in interest income, in addition to a $958 thousand decrease due to the unfavorable rate variance.

The cost of average interest-bearing liabilities of 0.92% in the first nine months of 2018 compared to 0.59% in the first nine months of 2017 was 33 basis points higher than the first nine months of 2017. The cost of average interest-bearing deposits increased 24 basis points from 0.43% to 0.67% and the cost of short-term borrowings increased 89 basis points from 1.09% to 1.98% in the first nine months of 2018 compared to the same period of 2017. The increase in the cost of short-term borrowings was a result of increases in the federal funds rate. The cost of long-term borrowings for the first nine months of 2018 decreased one basis point from 6.32% to 6.31% in the first nine months of 2018 compared to the same period of 2017. Overall, interest-bearing liability rate and volume increases resulted in $8.3 million of higher interest expense.

Average interest-bearing liabilities of $3.02 billion in the first nine months of 2018 were $196.7 million or 7% higher than the first nine months of 2017. On average, interest-bearing deposits grew $134.3 million from $2.44 billion to $2.58 billion, while noninterest-bearing demand deposits (a principal component of net free funds) were up $41.0 million from $665.2 million to $706.2 million. The increase in average deposits was due to successful business development efforts in municipal and retail banking, and an increase in deposits from our CDARS and ICS programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $5.1 million of higher interest expense during the first nine months of 2018. Average borrowings increased $62.3 million from $384.7 million to $447.1 million compared to the first nine months of 2017. Overall, short and long-term borrowing rate and volume changes resulted in $3.2 million of higher interest expense during the first nine months of 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended September 30,
	2018			2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$—	$2	0.00%	$—	$—	0.00%
Investment securities (1):
Taxable	708,005	4,080	2.31	803,814	4,501	2.24
Tax-exempt (2)	246,022	1,523	2.48	292,560	2,216	3.03
Total investment securities	954,027	5,603	2.35	1,096,374	6,717	2.45
Loans:
Commercial business	519,114	6,590	5.04	405,308	4,586	4.49
Commercial mortgage	896,159	11,275	4.99	752,634	8,876	4.68
Residential real estate loans	498,371	4,769	3.83	438,436	4,080	3.72
Residential real estate lines	111,762	1,358	4.82	117,597	1,241	4.19
Consumer indirect	904,480	9,239	4.05	841,081	8,145	3.84
Other consumer	16,633	519	12.36	17,184	527	12.17
Total loans	2,946,519	33,750	4.55	2,572,240	27,455	4.24
Total interest-earning assets	3,900,546	39,355	4.01	3,668,614	34,172	3.71
Less: Allowance for loan losses	(34,833)			(33,740)
Other noninterest-earning assets	321,825			316,128
Total assets	$4,187,538			$3,951,002
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$642,234	302	0.19%	$612,401	224	0.14%
Savings and money market	978,578	819	0.33	998,769	386	0.15
Time deposits	946,499	4,042	1.69	855,371	2,479	1.15
Total interest-bearing deposits	2,567,311	5,163	0.80	2,466,541	3,089	0.50
Short-term borrowings	430,697	2,434	2.24	385,512	1,251	1.29
Long-term borrowings	39,174	617	6.31	39,103	618	6.32
Total borrowings	469,871	3,051	2.58	424,615	1,869	1.75
Total interest-bearing liabilities	3,037,182	8,214	1.07	2,891,156	4,958	0.68
Noninterest-bearing demand deposits	730,960			679,303
Other noninterest-bearing liabilities	27,585			22,226
Shareholders’ equity	391,811			358,317
Total liabilities and shareholders’ equity	$4,187,538			$3,951,002
Net interest income (tax-equivalent)		$31,141			$29,214
Interest rate spread			2.94%			3.03%
Net earning assets	$863,364			$777,458
Net interest margin (tax-equivalent)			3.18%			3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.43%			126.89%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 21% and 35% for the three-month periods ended September 30, 2018 and 2017, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2018			2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$220	$6	3.56%	$8,869	$67	1.02%
Investment securities (1):
Taxable	733,232	12,518	2.28	790,407	13,287	2.24
Tax-exempt (2)	267,040	4,976	2.48	300,318	6,844	3.04
Total investment securities	1,000,272	17,494	2.33	1,090,725	20,131	2.46
Loans:
Commercial business	484,711	17,657	4.87	385,025	12,522	4.35
Commercial mortgage	853,571	31,443	4.93	710,690	24,761	4.66
Residential real estate loans	484,288	13,705	3.77	432,838	12,157	3.74
Residential real estate lines	113,761	3,920	4.61	119,493	3,611	4.04
Consumer indirect	896,493	26,590	3.97	804,051	22,962	3.82
Other consumer	16,685	1,536	12.31	16,941	1,527	12.05
Total loans	2,849,509	94,851	4.45	2,469,038	77,540	4.20
Total interest-earning assets	3,850,001	112,351	3.90	3,568,632	97,738	3.66
Less: Allowance for loan losses	(35,630)			(32,325)
Other noninterest-earning assets	324,967			315,283
Total assets	$4,139,338			$3,851,590
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$663,827	$732	0.15%	$632,596	$667	0.14%
Savings and money market	1,007,734	1,930	0.26	1,027,927	1,073	0.14
Time deposits	903,645	10,210	1.51	780,374	6,080	1.04
Total interest-bearing deposits	2,575,206	12,872	0.67	2,440,897	7,820	0.43
Short-term borrowings	407,903	6,047	1.98	345,637	2,815	1.09
Long-term borrowings	39,156	1,853	6.31	39,085	1,853	6.32
Total borrowings	447,059	7,900	2.36	384,722	4,668	1.62
Total interest-bearing liabilities	3,022,265	20,772	0.92	2,825,619	12,488	0.59
Noninterest-bearing demand deposits	706,222			665,221
Other noninterest-bearing liabilities	25,167			20,954
Shareholders’ equity	385,684			339,796
Total liabilities and shareholders’ equity	$4,139,338			$3,851,590
Net interest income (tax-equivalent)		$91,579			$85,250
Interest rate spread			2.98%			3.07%
Net earning assets	$827,736			$743,013
Net interest margin (tax-equivalent)			3.18%			3.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.39%			126.30%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 21% and 35% for the nine-month periods ended September 30, 2018 and 2017, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended September 30, 2018 vs. 2017			Nine months ended September 30, 2018 vs. 2017
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$2	$—	$2	$(111)	$50	$(61)
Investment securities:
Taxable	(549)	128	(421)	(973)	204	(769)
Tax-exempt	(323)	(370)	(693)	(706)	(1,162)	(1,868)
Total investment securities	(872)	(242)	(1,114)	(1,679)	(958)	(2,637)
Loans:
Commercial business	1,397	607	2,004	3,508	1,627	5,135
Commercial mortgage	1,777	622	2,399	5,200	1,482	6,682
Residential real estate loans	571	118	689	1,455	93	1,548
Residential real estate lines	(64)	181	117	(179)	488	309
Consumer indirect	634	460	1,094	2,716	912	3,628
Other consumer	(17)	9	(8)	(23)	32	9
Total loans	4,298	1,997	6,295	12,677	4,634	17,311
Total interest income	3,428	1,755	5,183	10,887	3,726	14,613
Interest expense:
Deposits:
Interest-bearing demand	11	67	78	34	31	65
Savings and money market	(8)	441	433	(21)	878	857
Time deposits	287	1,276	1,563	1,072	3,058	4,130
Total interest-bearing deposits	290	1,784	2,074	1,085	3,967	5,052
Short-term borrowings	162	1,021	1,183	582	2,650	3,232
Long-term borrowings	1	(2)	(1)	3	(3)	—
Total borrowings	163	1,019	1,182	585	2,647	3,232
Total interest expense	453	2,803	3,256	1,670	6,614	8,284
Net interest income	$2,975	$(1,048)	$1,927	$9,217	$(2,888)	$6,329

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the three and nine months ended September 30, 2018 was $2.1 million and $5.1 million, respectively, compared to $2.8 million and $9.4 million for the corresponding periods in 2017.  The decrease in provision is the result of a combination of factors which include lower historical net charge-off experience, an increase in the collateral values supporting impaired loans, and improved qualitative factors which include but are not limited to: national and local economic trends and conditions, the regulatory environment and levels and trends in delinquent and non-accruing loans.

See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service charges on deposits	$1,813	$1,901	$5,254	$5,486
Insurance income	1,501	1,488	3,918	4,052
ATM and debit card	1,557	1,445	4,509	4,230
Investment advisory	2,245	1,497	5,934	4,357
Company owned life insurance	440	449	1,333	1,367
Investments in limited partnerships	328	(14)	1,019	91
Loan servicing	78	105	396	348
Net gain on sale of loans held for sale	303	150	530	270
Net (loss) gain on investment securities	(95)	184	(88)	600
Net gain on derivative instruments	354	127	606	127
Net gain on other assets	37	21	49	25
Contingent consideration liability adjustment	—	—	—	1,200
Other	1,337	1,221	3,971	3,590
Total noninterest income	$9,898	$8,574	$27,431	$25,743

Insurance income for the nine months ended September 30, 2018 decreased $134 thousand to $3.9 million compared to $4.1 million during the nine months ended September 30, 2017.  The decrease was primarily the result of non-renewals in one of the agency’s specialty lines of business during the second quarter of 2018.  This negative impact was partially offset by new commercial business generated as a result of successful business development efforts and integration with the Bank.

Investment advisory income for the nine months ended September 30, 2018 increased $1.6 million to $5.9 million compared to $4.4 million during the nine months ended September 30, 2017, reflecting higher assets under management driven by the acquisition of the assets of Robshaw & Julian in the third quarter of 2017, the acquisition of HNP Capital in the second quarter of 2018 and growth in assets under management at Courier Capital.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income (loss) from these equity method investments fluctuates based on the maturity and performance of the underlying investments.

During the first nine months of 2018, we recognized net losses on investment securities totaling $88 thousand from the sale of five agency securities and 21 mortgage-backed securities.  During the first nine months of 2017, we recognized net gains on investment securities totaling $600 thousand from the sale of eleven agency securities and six mortgage-backed securities. The amount and timing of our sale of investment securities is dependent on several factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

Net gain on derivative instruments primarily consists of income associated with interest rate swap products offered to commercial loan customers. The program was implemented in the third quarter of 2017. The net gain for the nine months ended September 30, 2018 increased $479 thousand to $606 thousand compared to $127 thousand during the nine months ended September 30, 2017, as a result of an increase in the number and value of transactions executed in 2018.

In the second quarter of 2017, we recognized a $1.2 million non-cash fair value adjustment of the contingent consideration liability related to the 2014 acquisition of SDN.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Salaries and employee benefits	$13,970	$12,348	$40,270	$35,703
Occupancy and equipment	4,337	4,087	12,911	12,235
Professional services	1,353	1,157	3,132	3,229
Computer and data processing	1,291	1,208	3,884	3,691
Supplies and postage	485	492	1,545	1,496
FDIC assessments	498	440	1,486	1,366
Advertising and promotions	949	344	2,647	1,451
Amortization of intangibles	334	288	927	876
Goodwill impairment	—	—	—	1,575
Other	2,304	2,103	6,271	5,728
Total noninterest expense	$25,521	$22,467	$73,073	$67,350

Salaries and employee benefits expense increased by $4.6 million to $40.3 million in the first nine months of 2018 compared to $35.7 million during the same period in 2017, primarily due to investments in Bank personnel, the acquisition of the assets of Robshaw & Julian in the third quarter of 2017 and the acquisition of HNP Capital in the second quarter of 2018.

Occupancy and equipment expense increased $676 thousand to $12.9 million in the first nine months of 2018 compared to $12.2 million during the same period in 2017, primarily as a result of investments in software and facilities.

Advertising and promotions expense increased $1.2 million to $2.6 million when comparing the first nine months of 2018 to the same period in 2017, as a result of the new Five Star Bank brand campaign launched in February 2018.

In the second quarter of 2017, we recognized a $1.6 million non-cash goodwill impairment charge related to the 2014 SDN acquisition.

Our efficiency ratio for the first nine months of 2018 was 61.36% compared with 61.01% for the first nine months of 2017. The higher efficiency ratio is a result of the higher noninterest expenses associated with our organic growth initiatives. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the nine months ended September 30, 2018, we recorded income tax expense of $7.8 million, versus $9.4 million a year ago. The effective tax rates for the first nine months of 2018 and 2017 were 19.6% and 29.4%, respectively. The decrease in income tax expense and effective tax rate was primarily due to the lower federal corporate tax rate as a result of the TCJ Act. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate for 2018 and 2017 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$157,786	$151,809	$163,025	$161,889
Mortgage-backed securities:
Agency mortgage-backed securities	318,332	305,651	365,433	362,108
Non-Agency mortgage-backed securities	—	850	—	976
Total available for sale securities	476,118	458,310	528,458	524,973
Securities held to maturity:
State and political subdivisions	241,637	239,964	283,557	285,212
Mortgage-backed securities	217,986	207,754	232,909	227,771
Total held to maturity securities	459,623	447,718	516,466	512,983
Total investment securities	$935,741	$906,028	$1,044,924	$1,037,956

The available for sale (“AFS”) investment securities portfolio decreased $66.7 million from $525.0 million at December 31, 2017 to $458.3 million at September 30, 2018. The AFS portfolio had net unrealized losses totaling $17.8 million and $3.5 million at September 30, 2018 and December 31, 2017, respectively. The unrealized losses in the AFS portfolio were predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of September 30, 2018. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$10,087	1.70%	$62,220	2.22%	$85,479	2.40%	$—	0.00%	$157,786	2.29%
Mortgage-backed securities	25,589	1.98	77,003	1.97	129,161	2.52	86,579	2.32	318,332	2.29
	35,676	1.90	139,223	2.08	214,640	2.47	86,579	2.32	476,118	2.29
Held to maturity debt securities:
State and political subdivisions	49,829	2.21	148,276	2.15	43,532	1.80	—	—	241,637	2.10
Mortgage-backed securities	—	—	2,473	2.30	39,745	1.77	175,768	2.35	217,986	2.25
	49,829	2.21	150,749	2.15	83,277	1.79	175,768	2.35	459,623	2.17
Total investment securities	$85,505	2.08%	$289,972	2.12%	$297,917	2.28%	$262,347	2.34%	$935,741	2.23%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors for available for sale securities is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. There were no securities deemed to be OTTI during the nine months ended September 30, 2018 and 2017.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Commercial business	$537,942	18.0%	$450,326	16.5%
Commercial mortgage	905,011	30.3	808,908	29.6
Total commercial	1,442,953	48.3	1,259,234	46.1
Residential real estate loans	507,598	17.0	465,283	17.0
Residential real estate lines	111,204	3.7	116,309	4.3
Consumer indirect	909,434	30.4	876,570	32.0
Other consumer	17,142	0.6	17,621	0.6
Total consumer	1,545,378	51.7	1,475,783	53.9
Total loans	2,988,331	100.0%	2,735,017	100.0%
Less: Allowance for loan losses	33,955		34,672
Total loans, net	$2,954,376		$2,700,345

Total loans increased $253.3 million to $2.99 billion at September 30, 2018 from $2.74 billion at December 31, 2017. The increase in loans was attributable to our organic growth initiatives.

Commercial loans increased $183.7 million during the nine months ended September 30, 2018 and represented 48.3% of total loans as of September 30, 2018 as a result of our continued commercial business development efforts.

The consumer indirect portfolio totaled $909.4 million and represented 30.4% of total loans as of September 30, 2018. During the first nine months of 2018, we originated $297.1 million in indirect auto loans with a mix of approximately 39% new auto and 61% used auto. During the first nine months of 2017, we originated $334.9 million in indirect auto loans with a mix of approximately 42% new auto and 58% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $3.2 million and $2.7 million as of September 30, 2018 and December 31, 2017, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $167.6 million and $163.3 million as of September 30, 2018 and December 31, 2017, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Allowance for loan losses, beginning of period	$33,955	$33,159	$34,672	$30,934
Charge-offs:
Commercial business	672	130	1,113	1,908
Commercial mortgage	113	—	117	10
Residential real estate loans	24	198	53	298
Residential real estate lines	23	21	124	64
Consumer indirect	2,474	2,330	8,089	7,343
Other consumer	301	230	969	620
Total charge-offs	3,607	2,909	10,465	10,243
Recoveries:
Commercial business	241	86	438	332
Commercial mortgage	3	5	11	257
Residential real estate loans	8	37	140	85
Residential real estate lines	2	2	17	58
Consumer indirect	1,228	1,086	3,862	3,259
Other consumer	64	79	230	250
Total recoveries	1,546	1,295	4,698	4,241
Net charge-offs	2,061	1,614	5,767	6,002
Provision for loan losses	2,061	2,802	5,050	9,415
Allowance for loan losses, end of period	$33,955	$34,347	$33,955	$34,347

Net loan charge-offs to average loans (annualized)	0.28%	0.25%	0.27%	0.33%
Allowance for loan losses to total loans	1.14%	1.31%	1.14%	1.31%
Allowance for loan losses to non-performing loans	433%	273%	433%	273%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of September 30, 2018.

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

Net charge-offs of $2.1 million in the third quarter of 2018 represented 0.28% of average loans on an annualized basis compared to $1.6 million or 0.25% in the third quarter of 2017. For the nine months ended September 30, 2018, net charge-offs of $5.8 million represented 0.27% of average loans, compared to $6.0 million or 0.33% of average loans for the same period in 2017.  The decrease in net charge-offs in the nine months ended September 30, 2018 is primarily due to improved credit quality of our outstanding loans portfolio.  The allowance for loan losses was $34.0 million at September 30, 2018, compared with $34.7 million at December 31, 2017. The ratio of the allowance for loan losses to total loans was 1.14% and 1.27% at September 30, 2018 and December 31, 2017, respectively. The ratio of allowance for loan losses to non-performing loans was 433% at September 30, 2018, compared with 277% at December 31, 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	September 30, 2018	December 31, 2017
Nonaccrual loans:
Commercial business	$2,203	$5,344
Commercial mortgage	1,900	2,623
Residential real estate loans	2,057	2,252
Residential real estate lines	297	404
Consumer indirect	1,385	1,895
Other consumer	—	2
Total nonaccrual loans	7,842	12,520
Accruing loans 90 days or more delinquent	8	11
Total non-performing loans	7,850	12,531
Foreclosed assets	290	148
Total non-performing assets	$8,140	$12,679
Non-performing loans to total loans	0.26%	0.46%
Non-performing assets to total assets	0.19%	0.31%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three and nine months ended September 30, 2018 was as follows (in thousands):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Nonaccrual loans, beginning of period	$9,727	$12,520
Additions	4,673	13,417
Payments	(2,539)	(6,382)
Charge-offs	(3,449)	(9,833)
Returned to accruing status	(388)	(1,284)
Transferred to other real estate or repossessed assets	(182)	(596)
Nonaccrual loans, end of period	$7,842	$7,842

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at September 30, 2018 were $8.1 million, a decrease of $4.5 million from the $12.7 million balance at December 31, 2017. The primary component of non-performing assets is non-performing loans, which were $7.8 million or 0.26% of total loans at September 30, 2018, compared with $12.5 million or 0.46% of total loans at December 31, 2017.

Approximately $563 thousand, or 7%, of the $7.8 million in non-performing loans as of September 30, 2018 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $581 thousand and $691 thousand at September 30, 2018 and December 31, 2017, respectively. We had one TDR of $598 thousand that was accruing interest as of September 30, 2018 and one TDR of $633 thousand that was accruing interest as of December 31, 2017.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented four properties totaling $290 thousand at September 30, 2018 and four properties totaling $148 thousand at December 31, 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $13.3 million and $12.5 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2018 and December 31, 2017, respectively.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$748,167	21.5%	$718,498	22.4%
Interest-bearing demand	711,321	20.4	634,203	19.8
Savings and money market	988,486	28.3	1,005,317	31.3
Time deposits < $250,000	785,204	22.6	698,179	21.7
Time deposits of $250,000 or more	252,551	7.2	153,977	4.8
Total deposits	$3,485,729	100.0%	$3,210,174	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2018, total deposits were $3.49 billion, representing an increase of $275.6 million from December 31, 2017. Time deposits were approximately 30% and 27% of total deposits at September 30, 2018 and December 31, 2017, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.17 billion and $2.07 billion at September 30, 2018 and December 31, 2017, respectively, and represented 62% and 65% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $971.5 million and $829.5 million at September 30, 2018 and December 31, 2017, respectively, and represented 28% and 26% of total deposits as of the end of each period, respectively. The increase in public deposits during 2018 was due largely to successful business development efforts.

We also participate in CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all CDARS and ICS deposits were considered brokered deposits for regulatory reporting purposes.  With the enactment of EGRRCPA, reciprocal CDARS and ICS deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits.  CDARS deposits and ICS deposits, the majority of which were reciprocal, totaled $185.3 million and $162.8 million, respectively, at September 30, 2018, compared to $159.2 million and $147.3 million, respectively, at December 31, 2017, and collectively represented 10% and 9% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2018	2017
Short-term borrowings - Short-term FHLB borrowings	$308,200	$446,200
Long-term borrowings - Subordinated notes, net	39,184	39,131
Total borrowings	$347,384	$485,331

MANAGEMENT’S DISCUSSION AND ANALYSIS

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at September 30, 2018 consisted of $90.7 million in overnight borrowings and $217.5 million in short-term borrowings. The maximum amount of short-term FHLB borrowings outstanding at any month-end during the nine months ended September 30, 2018 was $477.1 million. Short-term FHLB borrowings at December 31, 2017 consisted of $304.7 million in overnight borrowings and $141.5 million in short-term borrowings.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $77.6 million of immediate credit capacity with the FHLB as of September 30, 2018. We had approximately $663.9 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at September 30, 2018. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of September 30, 2018. Additionally, we had approximately $104.3 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At September 30, 2018, no amounts have been drawn on the line of credit.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $308.2 million outstanding at September 30, 2018. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $886.4 million from various funding sources which include the FHLB, the FRB, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2018. The line of credit has a one-year term and matures in May 2019. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $117.3 million as of September 30, 2018, up $18.1 million from $99.2 million as of December 31, 2017. Net cash provided by operating activities totaled $50.8 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $158.2 million, which included outflows of $259.7 million for net loan originations and was partially offset by inflows of $107.5 million from net investment securities transactions. Net cash provided by financing activities of $125.5 million was attributed to a $275.6 million increase in deposits, partially offset by a $138.0 million decrease in short-term borrowings and by $12.2 million in dividend payments.

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

Shareholders’ equity was $392.2 million at September 30, 2018, an increase of $11.0 million from $381.2 million at December 31, 2017. Net income for the nine months ended September 30, 2018 increased shareholders’ equity by $32.0 million, which was partially offset by common and preferred stock dividends declared of $12.6 million. Accumulated other comprehensive loss included in shareholders’ equity increased $9.9 million during the first nine months of 2018 due primarily to higher net unrealized losses on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2018, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The following table reflects the ratios and their components (dollars in thousands):

	September 30,	December 31,
	2018	2017
Common shareholders’ equity	$374,825	$363,848
Less: Goodwill and other intangible assets	75,972	70,413
Net unrealized loss on investment securities (1)	(13,768)	(3,275)
Hedging derivative instruments	208	—
Net periodic pension and postretirement benefits plan adjustments	(8,260)	(8,641)
Other	—	—
Common Equity Tier 1 (“CET1”) Capital	320,673	305,351
Plus: Preferred stock	17,329	17,329
Less: Other	—	—
Tier 1 Capital	338,002	322,680
Plus: Qualifying allowance for loan losses	33,955	34,672
Subordinated Notes	39,184	39,131
Total regulatory capital	$411,141	$396,483
Adjusted average total assets (for leverage capital purposes)	$4,133,239	$3,967,749
Total risk-weighted assets	$3,269,366	$3,005,655
Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.18%	8.13%
CET1 Capital (CET1 capital to total risk-weighted assets)	9.81	10.16
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.34	10.74
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.58	13.19

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

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

The following table presents actual and required capital ratios as of September 30, 2018 and December 31, 2017 for the Company and the Bank under the BCBS Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the BCBS Capital Rules and the minimum required capital levels as of January 1, 2019 when the BCBS Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the BCBS Capital Rules (in thousands):

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased-in		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Tier 1 leverage:
Company	$338,002	8.18%	$165,330	4.00%	$165,330	4.00%	$206,662	5.00%
Bank	367,159	8.90	165,002	4.00	165,002	4.00	206,253	5.00
CET1 capital:
Company	320,673	9.81	208,422	6.38	228,856	7.00	212,509	6.50
Bank	367,159	11.26	207,856	6.38	228,234	7.00	211,931	6.50
Tier 1 capital:
Company	338,002	10.34	257,463	7.88	277,896	8.50	261,549	8.00
Bank	367,159	11.26	256,763	7.88	277,141	8.50	260,839	8.00
Total capital:
Company	411,141	12.58	322,850	9.88	343,283	10.50	326,937	10.00
Bank	401,115	12.30	321,973	9.88	342,351	10.50	326,048	10.00
December 31, 2017
Tier 1 leverage:
Company	$322,680	8.13%	$158,710	4.00%	$158,710	4.00%	$198,387	5.00%
Bank	346,532	8.75	158,372	4.00	158,372	4.00	197,965	5.00
CET1 capital:
Company	305,351	10.16	172,825	5.75	210,396	7.00	195,368	6.50
Bank	346,532	11.57	172,224	5.75	209,664	7.00	194,688	6.50
Tier 1 capital:
Company	322,680	10.74	217,910	7.25	255,481	8.50	240,452	8.00
Bank	346,532	11.57	217,152	7.25	254,592	8.50	239,616	8.00
Total capital:
Company	396,483	13.19	278,023	9.25	315,594	10.50	300,565	10.00
Bank	381,204	12.73	277,056	9.25	314,496	10.50	299,520	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2017 to September 30, 2018. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At September 30, 2018, the Company’s sensitivity was relatively neutral, meaning that net interest income is modestly impacted as interest rates change.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending September 30, 2019 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(4,443)	$1,127	$2,277	$3,463
% Change	(3.30)%	0.84%	1.69%	2.57%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2018 and December 31, 2017 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2018 and December 31, 2017.    EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	September 30, 2018			December 31, 2017
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$627,171			$578,550
- 100 Basis Points	636,995	$9,824	1.57%	592,527	$13,977	2.42%
+ 100 Basis Points	598,310	(28,861)	(4.60)	544,507	(34,043)	(5.88)
+ 200 Basis Points	567,334	(59,837)	(9.54)	507,137	(71,413)	(12.34)
+ 300 Basis Points	536,596	(90,575)	(14.44)	468,787	(109,763)	(18.97)

The Pre-Shock Scenario EVE was $627.2 million at September 30, 2018, compared to $578.6 million at December 31, 2017. The increase in the Pre-Shock Scenario EVE at September 30, 2018 resulted primarily from a more favorable valuation of non-maturity deposits that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $507.1 million at December 31, 2017 to $567.3 million at September 30, 2018, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario changed from (12.34)% at December 31, 2017 to (9.54)% at September 30, 2018. The decrease in sensitivity resulted from the addition of the interest rate cap and a change in the valuation of certain fixed rate assets in the +200 basis point Rate Shock Scenario EVE as of September 30, 2018, compared to December 31, 2017.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, November 7, 2018
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, November 7, 2018
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, November 7, 2018
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)