Form 10-Q
period 2019-03-31
FINANCIAL INSTITUTIONS INC
filed 2019-05-08
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2019

or

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

(585) 786-1100

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No   ☑

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	FISI	Nasdaq Global Select Market

The registrant had 15,984,188 shares of Common Stock, $0.01 par value, outstanding as of April 30, 2019.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$79,786	$102,755
Securities available for sale, at fair value	427,545	445,677
Securities held to maturity, at amortized cost (fair value of $436,974 and $439,581, respectively)	438,984	446,581
Loans held for sale	2,069	2,868
Loans (net of allowance for loan losses of $33,327 and $33,914, respectively)	3,075,852	3,052,684
Company owned life insurance	67,550	67,116
Premises and equipment, net	42,092	42,839
Goodwill and other intangible assets, net	75,850	76,173
Other assets	92,813	75,005
Total assets	$4,302,541	$4,311,698
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$732,631	$755,460
Interest-bearing demand	707,430	622,482
Savings and money market	1,016,666	968,897
Time deposits	1,052,110	1,020,068
Total deposits	3,508,837	3,366,907
Short-term borrowings	287,300	469,500
Long-term borrowings, net of issuance costs of $780 and $798, respectively	39,220	39,202
Other liabilities	58,931	39,796
Total liabilities	3,894,288	3,915,405
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,847 shares issued	17,185	17,185
Total preferred equity	17,328	17,328
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,056,178 shares issued	161	161
Additional paid-in capital	122,524	122,704
Retained earnings	289,111	279,867
Accumulated other comprehensive loss	(18,554)	(21,281)
Treasury stock, at cost – 115,368 and 127,580 shares, respectively	(2,317)	(2,486)
Total shareholders’ equity	408,253	396,293
Total liabilities and shareholders’ equity	$4,302,541	$4,311,698

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	2019	2018
Interest income:
Interest and fees on loans	$36,466	$29,758
Interest and dividends on investment securities	4,946	5,641
Other interest income	102	78
Total interest income	41,514	35,477
Interest expense:
Deposits	6,799	3,456
Short-term borrowings	2,305	1,701
Long-term borrowings	618	618
Total interest expense	9,722	5,775
Net interest income	31,792	29,702
Provision for loan losses	1,193	2,949
Net interest income after provision for loan losses	30,599	26,753
Noninterest income:
Service charges on deposits	1,680	1,738
Insurance income	1,378	1,399
ATM and debit card	1,443	1,421
Investment advisory	2,216	1,778
Company owned life insurance	410	450
Investments in limited partnerships	232	568
Loan servicing	110	115
Income from derivative instruments, net	168	171
Net gain on sale of loans held for sale	182	96
Net (loss) gain on investment securities	(53)	—
Net gain on other assets	49	3
Other	1,305	1,168
Total noninterest income	9,120	8,907
Noninterest expense:
Salaries and employee benefits	14,001	13,429
Occupancy and equipment	4,586	4,407
Professional services	1,158	883
Computer and data processing	1,223	1,235
Supplies and postage	534	512
FDIC assessments	512	508
Advertising and promotions	520	977
Amortization of intangibles	323	288
Other	2,314	1,865
Total noninterest expense	25,171	24,104
Income before income taxes	14,548	11,556
Income tax expense	3,027	2,268
Net income	$11,521	$9,288
Preferred stock dividends	365	365
Net income available to common shareholders	$11,156	$8,923
Earnings per common share (Note 3):
Basic	$0.70	$0.56
Diluted	$0.70	$0.56
Cash dividends declared per common share	$0.25	$0.24

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2019	2018
Net income	$11,521	$9,288
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	5,503	(6,270)
Hedging derivative instruments	(254)	(104)
Pension and post-retirement obligations	261	127
Total other comprehensive income (loss), net of tax	5,510	(6,247)
Comprehensive income	$17,031	$3,041

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2019 and 2018

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2017	$17,329	$161	$121,058	$257,078	$(11,916)	$(2,533)	$381,177
Comprehensive income:
Net income	—	—	—	9,288	—	—	9,288
Other comprehensive loss, net of tax	—	—	—	—	(6,247)	—	(6,247)
Purchases of common stock for treasury	—	—	—	—	—	(113)	(113)
Share-based compensation plans:
Share-based compensation	—	—	302	—	—	—	302
Stock options exercised	—	—	(1)	—	—	77	76
Restricted stock awards forfeited	—	—	446	—	—	(446)	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.24 per share	—	—	—	(3,816)	—	—	(3,816)
Balance at March 31, 2018	$17,329	$161	$121,805	$262,185	$(18,163)	$(3,015)	$380,302

Balance at December 31, 2018	$17,328	$161	$122,704	$279,867	$(21,281)	$(2,486)	$396,293
Cumulative-effect adjustment	—	—	—	(710)	—	—	(710)
Balance at January 1, 2019	$17,328	$161	$122,704	$279,157	$(21,281)	$(2,486)	$395,583
Comprehensive income:
Net income	—	—	—	11,521	—	—	11,521
Other comprehensive income, net of tax	—	—	—	—	5,510	—	5,510
Reclassification of income tax effects	—	—	—	2,783	(2,783)	—	—
Purchases of common stock for treasury	—	—	—	—	—	(193)	(193)
Share-based compensation plans:
Share-based compensation	—	—	182	—	—	—	182
Restricted stock units released	—	—	(362)	—	—	362	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.25 per share	—	—	—	(3,985)	—	—	(3,985)
Balance at March 31, 2019	$17,328	$161	$122,524	$289,111	$(18,554)	$(2,317)	$408,253

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$11,521	$9,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,103	1,610
Net amortization of premiums on securities	528	671
Provision for loan losses	1,193	2,949
Share-based compensation	182	302
Deferred income tax expense (benefit)	951	(2,691)
Proceeds from sale of loans held for sale	5,992	5,389
Originations of loans held for sale	(5,011)	(4,098)
Income on company owned life insurance	(410)	(450)
Net gain on sale of loans held for sale	(182)	(96)
Net loss (gain) on investment securities	53	—
Net gain on other assets	(49)	(3)
Decrease (increase) in other assets	1,471	7,587
Increase (decrease) in other liabilities	(2,984)	(3,351)
Net cash provided by operating activities	15,358	17,107
Cash flows from investing activities:
Purchases of available for sale securities	(7,681)	—
Purchases of held to maturity securities	(4,466)	(2,767)
Proceeds from principal payments, maturities and calls on available for sale securities	25,390	6,167
Proceeds from principal payments, maturities and calls on held to maturity securities	12,842	16,883
Proceeds from sales of securities available for sale	4,948	—
Net loan originations	(24,361)	(60,644)
Purchases of company owned life insurance, net of proceeds received	(24)	(7)
Proceeds from sales of other assets	250	24
Purchases of premises and equipment	(575)	(383)
Net cash provided by (used in) investing activities	6,323	(40,727)
Cash flows from financing activities:
Net increase in deposits	141,930	169,835
Net decrease in short-term borrowings	(182,200)	(118,600)
Purchases of common stock for treasury	(193)	(113)
Proceeds from stock options exercised	—	76
Cash dividends paid to common and preferred shareholders	(4,187)	(3,859)
Net cash (used in) provided by financing activities	(44,650)	47,339
Net (decrease) increase in cash and cash equivalents	(22,969)	23,719
Cash and cash equivalents, beginning of period	102,755	99,195
Cash and cash equivalents, end of period	$79,786	$122,914

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Company provides diversified financial services through its subsidiaries, Five Star Bank, SDN Insurance Agency, LLC (“SDN”), Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank also has indirect lending network relationships with franchised automobile dealers in the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients. Courier Capital and HNP Capital provide customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

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

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the three months ended March 31 (in thousands):

	2019	2018
Supplemental information:
Cash paid for interest	$8,524	$6,492
Cash paid for income taxes	1,248	1,571
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	—	370
Accrued and declared unpaid dividends	4,350	4,181
Decrease in net unsettled security purchases	1,473	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. In July 2018, ASU 2018-11, Leases (Topic 842): Targeted Improvements was issued to allow companies to choose to recognize the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings rather than recasting prior year results. The adoption of ASU 2016-02, as of January 1, 2019, resulted in an increase of approximately $22.7 million in assets and approximately $23.4 million in liabilities on the Company’s financial statements from recording additional lease contracts where the Company is a lessee.

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

	Three months ended March 31,
	2019	2018
Net income available to common shareholders	$11,156	$8,923
Weighted average common shares outstanding:
Total shares issued	16,056	16,056
Unvested restricted stock awards	(3)	(19)
Treasury shares	(123)	(147)
Total basic weighted average common shares outstanding	15,930	15,890
Incremental shares from assumed:
Exercise of stock options	—	6
Vesting of restricted stock awards	48	45
Total diluted weighted average common shares outstanding	15,978	15,941
Basic earnings per common share	$0.70	$0.56
Diluted earnings per common share	$0.70	$0.56

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	—	—
Restricted stock awards	10	4
Total	10	4

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2019
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$145,072	$113	$809	$144,376
Mortgage-backed securities:
Federal National Mortgage Association	240,973	202	2,366	238,809
Federal Home Loan Mortgage Corporation	38,903	86	634	38,355
Government National Mortgage Association	5,103	22	5	5,120
Collateralized mortgage obligations:
Federal National Mortgage Association	127	—	1	126
Federal Home Loan Mortgage Corporation	36	—	—	36
Privately issued	—	723	—	723
Total mortgage-backed securities	285,142	1,033	3,006	283,169
Total available for sale securities	$430,214	$1,146	$3,815	$427,545
Securities held to maturity:
State and political subdivisions	$232,160	$2,236	$225	$234,171
Mortgage-backed securities:
Federal National Mortgage Association	11,276	69	114	11,231
Federal Home Loan Mortgage Corporation	4,167	27	109	4,085
Government National Mortgage Association	39,844	50	520	39,374
Collateralized mortgage obligations:
Federal National Mortgage Association	59,584	31	1,474	58,141
Federal Home Loan Mortgage Corporation	75,029	6	1,624	73,411
Government National Mortgage Association	16,924	—	363	16,561
Total mortgage-backed securities	206,824	183	4,204	202,803
Total held to maturity securities	$438,984	$2,419	$4,429	$436,974
December 31, 2018
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$155,102	$—	$3,074	$152,028
Mortgage-backed securities:
Federal National Mortgage Association	258,984	44	6,325	252,703
Federal Home Loan Mortgage Corporation	35,962	13	1,275	34,700
Government National Mortgage Association	5,364	21	76	5,309
Collateralized mortgage obligations:
Federal National Mortgage Association	133	—	—	133
Federal Home Loan Mortgage Corporation	37	—	—	37
Privately issued	—	767	—	767
Total mortgage-backed securities	300,480	845	7,676	293,649
Total available for sale securities	$455,582	$845	$10,750	$445,677

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018 (continued)
Securities held to maturity:
State and political subdivisions	$234,845	$876	$1,211	$234,510
Mortgage-backed securities:
Federal National Mortgage Association	11,602	8	261	11,349
Federal Home Loan Mortgage Corporation	4,583	—	193	4,390
Government National Mortgage Association	37,450	14	923	36,541
Collateralized mortgage obligations:
Federal National Mortgage Association	62,103	1	2,179	59,925
Federal Home Loan Mortgage Corporation	78,200	—	2,597	75,603
Government National Mortgage Association	17,798	—	535	17,263
Total mortgage-backed securities	211,736	23	6,688	205,071
Total held to maturity securities	$446,581	$899	$7,899	$439,581

Investment securities with a total fair value of $702.5 million and $751.0 million at March 31, 2019 and December 31, 2018, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Proceeds from sales	$4,948	$—
Gross realized gains	—	—
Gross realized losses	53	—

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2019 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$28,200	$28,009
Due from one to five years	137,192	136,577
Due after five years through ten years	183,515	182,284
Due after ten years	81,307	80,675
Total available for sale securities	$430,214	$427,545
Debt securities held to maturity:
Due in one year or less	$49,502	$49,598
Due from one to five years	147,735	149,579
Due after five years through ten years	74,536	73,735
Due after ten years	167,211	164,062
Total held to maturity securities	$438,984	$436,974

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2019
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$—	$112,425	$809	$112,425	$809
Mortgage-backed securities:
Federal National Mortgage Association	—	—	224,846	2,366	224,846	2,366
Federal Home Loan Mortgage Corporation	—	—	31,365	634	31,365	634
Government National Mortgage Association	—	—	4,522	5	4,522	5
Collateralized mortgage obligations:
Federal National Mortgage Association	70	1	19	—	89	1
Federal Home Loan Mortgage Corporation	—	—	6	—	6	—
Total mortgage-backed securities	70	1	260,758	3,005	260,828	3,006
Total available for sale securities	70	1	373,183	3,814	373,253	3,815
Securities held to maturity:
State and political subdivisions	2,717	1	24,312	224	27,029	225
Mortgage-backed securities:
Federal National Mortgage Association	—	—	7,696	114	7,696	114
Federal Home Loan Mortgage Corporation	—	—	2,619	109	2,619	109
Government National Mortgage Association	6,518	16	21,908	504	28,426	520
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	56,114	1,474	56,114	1,474
Federal Home Loan Mortgage Corporation	—	—	72,277	1,624	72,277	1,624
Government National Mortgage Association	—	—	16,561	363	16,561	363
Total mortgage-backed securities	6,518	16	177,175	4,188	183,693	4,204
Total held to maturity securities	9,235	17	201,487	4,412	210,722	4,429
Total temporarily impaired securities	$9,305	$18	$574,670	$8,226	$583,975	$8,244
December 31, 2018
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$152,028	$3,074	$152,028	$3,074
Mortgage-backed securities:
Federal National Mortgage Association	251	1	247,615	6,324	247,866	6,325
Federal Home Loan Mortgage Corporation	—	—	33,918	1,275	33,918	1,275
Government National Mortgage Association	—	—	4,667	76	4,667	76
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	56	—	56	—
Federal Home Loan Mortgage Corporation	—	—	6	—	6	—
Total mortgage-backed securities	251	1	286,262	7,675	286,513	7,676
Total available for sale securities	251	1	438,290	10,749	438,541	10,750

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2018 (continued)
Securities held to maturity:
State and political subdivisions	35,751	91	49,534	1,120	85,285	1,211
Mortgage-backed securities:
Federal National Mortgage Association	1,518	3	8,695	258	10,213	261
Federal Home Loan Mortgage Corporation	1,467	5	2,923	188	4,390	193
Government National Mortgage Association	11,783	82	22,516	841	34,299	923
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	57,973	2,179	57,973	2,179
Federal Home Loan Mortgage Corporation	—	—	75,603	2,597	75,603	2,597
Government National Mortgage Association	—	—	17,263	535	17,263	535
Total mortgage-backed securities	14,768	90	184,973	6,598	199,741	6,688
Total held to maturity securities	50,519	181	234,507	7,718	285,026	7,899
Total temporarily impaired securities	$50,770	$182	$672,797	$18,467	$723,567	$18,649

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2019 was 323 compared to 571 at December 31, 2018. At March 31, 2019, the Company had positions in 314 investment securities with a fair value of $574.7 million and a total unrealized loss of $8.2 million that have been in a continuous unrealized loss position for more than 12 months. At March 31, 2019, there were a total of nine securities positions in the Company’s investment portfolio with a fair value of $9.3 million and a total unrealized loss of $18 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2018, the Company had positions in 435 investment securities with a fair value of $672.8 million and a total unrealized loss of $18.5 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2018, there were a total of 136 securities positions in the Company’s investment portfolio with a fair value of $50.8 million and a total unrealized loss of $182 thousand that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the three months ended March 31, 2019 and 2018.

Based on management’s review and evaluation of the Company’s debt securities as of March 31, 2019, the debt securities with unrealized losses were not considered to be OTTI. As of March 31, 2019, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of March 31, 2019, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
March 31, 2019
Commercial business	$552,834	$911	$553,745
Commercial mortgage	995,183	(1,924)	993,259
Residential real estate loans	525,036	9,655	534,691
Residential real estate lines	105,592	3,031	108,623
Consumer indirect	872,410	30,352	902,762
Other consumer	15,941	158	16,099
Total	$3,066,996	$42,183	3,109,179
Allowance for loan losses			(33,327)
Total loans, net			$3,075,852
December 31, 2018
Commercial business	$557,040	$821	$557,861
Commercial mortgage	960,265	(2,071)	958,194
Residential real estate loans	514,981	9,174	524,155
Residential real estate lines	106,712	3,006	109,718
Consumer indirect	888,732	31,185	919,917
Other consumer	16,590	163	16,753
Total	$3,044,320	$42,278	3,086,598
Allowance for loan losses			(33,914)
Total loans, net			$3,052,684

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $2.1 million and $2.9 million as of March 31, 2019 and December 31, 2018, respectively.

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
March 31, 2019
Commercial business	$328	$150	$—	$478	$594	$551,762	$552,834
Commercial mortgage	443	375	—	818	909	993,456	995,183
Residential real estate loans	924	367	—	1,291	2,225	521,520	525,036
Residential real estate lines	150	15	—	165	252	105,175	105,592
Consumer indirect	1,388	497	—	1,885	1,822	868,703	872,410
Other consumer	87	8	2	97	—	15,844	15,941
Total loans, gross	$3,320	$1,412	$2	$4,734	$5,802	$3,056,460	$3,066,996
December 31, 2018
Commercial business	$227	$1	$—	$228	$912	$555,900	$557,040
Commercial mortgage	574	—	—	574	1,586	958,105	960,265
Residential real estate loans	1,295	242	—	1,537	2,391	511,053	514,981
Residential real estate lines	102	—	—	102	255	106,355	106,712
Consumer indirect	2,424	698	—	3,122	1,989	883,621	888,732
Other consumer	139	3	8	150	—	16,440	16,590
Total loans, gross	$4,761	$944	$8	$5,713	$7,133	$3,031,474	$3,044,320

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS (Continued)

There were no loans past due greater than 90 days and still accruing interest as of March 31, 2019 and December 31, 2018. There were $2 thousand and $8 thousand in consumer overdrafts which were past due greater than 90 days as of March 31, 2019 and December 31, 2018, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

There were no loans modified as a TDR during the three months ended March 31, 2019 and 2018. There were no loans modified as a TDR within the previous 12 months that defaulted during the three months ended March 31, 2019 and 2018. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as of the dates indicated and average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019 and twelve-month period ended December 31, 2018 (in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2019
With no related allowance recorded:
Commercial business	$221	$292	$—	$356	$—
Commercial mortgage	1,333	2,109	—	1,730	—
	1,554	2,401	—	2,086	—
With an allowance recorded:
Commercial business	504	504	181	660	—
Commercial mortgage	19	19	2	20	—
	523	523	183	680	—
	$2,077	$2,924	$183	$2,766	$—
December 31, 2018
With no related allowance recorded:
Commercial business	$319	$487	$—	$1,156	$—
Commercial mortgage	2,013	2,789	—	692	—
	2,332	3,276	—	1,848	—
With an allowance recorded:
Commercial business	725	725	205	2,458	—
Commercial mortgage	21	21	1	1,936	—
	746	746	206	4,394	—
	$3,078	$4,022	$206	$6,242	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
March 31, 2019
Uncriticized	$524,977	$979,254
Special mention	18,266	4,186
Substandard	9,591	11,743
Doubtful	—	—
Total	$552,834	$995,183
December 31, 2018
Uncriticized	$531,756	$943,991
Special mention	16,499	10,633
Substandard	8,785	5,641
Doubtful	—	—
Total	$557,040	$960,265

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
March 31, 2019
Performing	$522,811	$105,340	$870,588	$15,939
Non-performing	2,225	252	1,822	2
Total	$525,036	$105,592	$872,410	$15,941
December 31, 2018
Performing	$512,590	$106,457	$886,743	$16,582
Non-performing	2,391	255	1,989	8
Total	$514,981	$106,712	$888,732	$16,590

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS (Continued)

Allowance for Loan Losses

The following table sets forth the changes in the allowance for loan losses for the three-month periods ended as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
March 31, 2019
Allowance for loan losses:
Beginning balance	$14,312	$5,219	$1,112	$210	$12,572	$489	$33,914
Charge-offs	(130)	—	(31)	—	(2,982)	(309)	(3,452)
Recoveries	103	17	6	2	1,424	120	1,672
Provision (credit)	(2,118)	1,080	178	(39)	2,011	81	1,193
Ending balance	$12,167	$6,316	$1,265	$173	$13,025	$381	$33,327
Evaluated for impairment:
Individually	$181	$2	$—	$—	$—	$—	$183
Collectively	$11,986	$6,314	$1,265	$173	$13,025	$381	$33,144
Loans:
Ending balance	$552,834	$995,183	$525,036	$105,592	$872,410	$15,941	$3,066,996
Evaluated for impairment:
Individually	$725	$1,352	$—	$—	$—	$—	$2,077
Collectively	$552,109	$993,831	$525,036	$105,592	$872,410	$15,941	$3,064,919
March 31, 2018
Allowance for loan losses:
Beginning balance	$15,668	$3,696	$1,322	$180	$13,415	$391	$34,672
Charge-offs	(105)	(4)	(19)	(94)	(2,994)	(433)	(3,649)
Recoveries	120	7	69	3	1,330	93	1,622
Provision (credit)	(741)	1,774	28	129	1,481	278	2,949
Ending balance	$14,942	$5,473	$1,400	$218	$13,232	$329	$35,594
Evaluated for impairment:
Individually	$1,699	$719	$—	$—	$—	$—	$2,418
Collectively	$13,243	$4,754	$1,400	$218	$13,232	$329	$33,176
Loans:
Ending balance	$463,526	$823,305	$470,111	$112,428	$866,598	$16,482	$2,752,450
Evaluated for impairment:
Individually	$4,453	$2,791	$—	$—	$—	$—	$7,244
Collectively	$459,073	$820,514	$470,111	$112,428	$866,598	$16,482	$2,745,206

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

(6.)LEASES

Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. The Company is obligated under a number of non-cancellable operating lease agreements for land, buildings and equipment with terms, including renewal options reasonably certain to be exercised, extending through 2047.  One building lease is subleased for terms extending through 2021.

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		March 31,	December 31,
	Balance Sheet Location	2019	2018
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$22,980	$—
Accumulated amortization	Other assets	(478)	—
Net book value		$22,502	$—

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$23,852	$—

For the three months ended March 31, 2019, the weighted average remaining lease term for operating leases was 21.6 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.74%.  The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs and other lease information:

	Three months ended March 31,
	2019	2018
Lease costs:
Operating lease costs	$693	$—
Variable lease costs (1)	96	—
Sublease income	(12)	—
Net lease costs	$777	$—

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$688	$—

Right of use assets obtained in exchange for new operating lease liabilities	$325	$—

(1)	Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)LEASES (Continued)

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at March 31, 2019 (in thousands):

Twelve months ended March 31,
2020	$2,677
2021	2,479
2022	2,159
2023	1,784
2024	1,381
Thereafter	26,799
Total future minimum operating lease payments	37,279
Amounts representing interest	(13,427)
Present value of net future minimum operating lease payments	23,852

(7.)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $66.1 million as of both March 31, 2019 and December 31, 2018. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	Non-Banking	Total
Balance, December 31, 2018	$48,536	$17,526	$66,062
No activity during the period	—	—	—
Balance, March 31, 2019	$48,536	$17,526	$66,062

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Other intangibles assets:
Gross carrying amount	$15,925	$15,925
Accumulated amortization	(6,137)	(5,814)
Net book value	$9,788	$10,111

Amortization expense for total other intangible assets was $323 thousand and $288 thousand for the three months ended March 31, 2019 and  2018, respectively. As of March 31, 2019, the estimated amortization expense of other intangible assets for the remainder of 2019 and each of the next five years is as follows (in thousands):

2019 (remainder of year)	$927
2020	1,134
2021	1,014
2022	923
2023	852
2024	783

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the first quarter of 2019 and in 2018, such derivatives were used to hedge the variable cash flows associated with short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2019 and 2018. During the next twelve months, the Company estimates that $337 thousand will be reclassified as an increase to interest expense.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of March 31, 2019 and December 31, 2018 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	Mar. 31, 2019	Dec. 31, 2018	sheet line item	Mar. 31, 2019	Dec. 31, 2018	sheet line item	Mar. 31, 2019	Dec. 31, 2018
Derivatives designated as hedging instruments
Cash flow hedges	$100,000	$100,000	Other assets	$243	$631	Other liabilities	$—	$—
Total derivatives	$100,000	$100,000		$243	$631		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	$121,454	$71,977	Other assets	$3,261	$1,803	Other liabilities	$3,587	$2,006
Credit contracts	46,754	36,670	Other assets	20	—	Other liabilities	30	24
Mortgage banking	11,898	7,519	Other assets	132	83	Other liabilities	23	27
Total derivatives	$180,106	$116,166		$3,413	$1,886		$3,640	$2,057

(1)	The Company secured its obligations under these contracts with $3.4 million and $1.3 million in cash at March 31, 2019 and December 31, 2018, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2019 and 2018 (in thousands):

		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended March 31,
Undesignated derivatives	recognized in income	2019	2018
Interest rate swaps	Income from derivative instruments, net	$101	$—
Credit contracts	Income from derivative instruments, net	14	174
Mortgage banking	Income from derivative instruments, net	53	(3)
Total undesignated		$168	$171

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three months ended March 31, 2019 and 2018:

	Outstanding	Treasury	Issued
March 31, 2019
Shares at December 31, 2018	15,928,598	127,580	16,056,178
Restricted stock units released	18,580	(18,580)	—
Treasury stock purchases	(6,368)	6,368	—
Shares at March 31, 2019	15,940,810	115,368	16,056,178
March 31, 2018
Shares at December 31, 2017	15,924,938	131,240	16,056,178
Restricted stock awards forfeited	(23,901)	23,901	—
Stock options exercised	4,000	(4,000)	—
Treasury stock purchases	(3,622)	3,622	—
Shares at March 31, 2018	15,901,415	154,763	16,056,178

(10.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2019
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$7,184	$1,811	$5,373
Reclassification adjustment for net gains included in net income (1)	174	44	130
Total securities available for sale and transferred securities	7,358	1,855	5,503
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(340)	(86)	(254)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(16)	(4)	(12)
Amortization of net actuarial loss included in income	366	93	273
Total pension and post-retirement obligations	350	89	261
Other comprehensive income	$7,368	$1,858	$5,510

March 31, 2018
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(8,465)	$(2,134)	$(6,331)
Reclassification adjustment for net gains included in net income (1)	82	21	61
Total securities available for sale and transferred securities	(8,383)	(2,113)	(6,270)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(139)	(35)	(104)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(18)	(5)	(13)
Amortization of net actuarial loss included in income	187	47	140
Total pension and post-retirement obligations	169	42	127
Other comprehensive loss	$(8,353)	$(2,106)	$(6,247)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
March 31, 2019
Balance at beginning of period	$(276)	$(7,769)	$(13,236)	$(21,281)
Reclassification of income tax effects to retained earnings	—	(681)	(2,102)	(2,783)
Other comprehensive income (loss) before reclassifications	(254)	5,373	—	5,119
Amounts reclassified from accumulated other comprehensive income (loss)	—	130	261	391
Net current period other comprehensive income (loss)	(254)	5,503	261	5,510
Balance at end of period	$(530)	$(2,947)	$(15,077)	$(18,554)
March 31, 2018
Balance at beginning of period	$—	$(3,275)	$(8,641)	$(11,916)
Other comprehensive income (loss) before reclassifications	(104)	(6,331)	—	(6,435)
Amounts reclassified from accumulated other comprehensive income (loss)	—	61	127	188
Net current period other comprehensive income (loss)	(104)	(6,270)	127	(6,247)
Balance at end of period	$(104)	$(9,545)	$(8,514)	$(18,163)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	March 31,
	2019	2018
Realized (loss) gain on sale of investment securities	$(53)	$—	Net (loss) gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(121)	(82)	Interest income
	(174)	(82)	Total before tax
	44	21	Income tax expense
	(130)	(61)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	16	18	Salaries and employee benefits
Net actuarial losses (1)	(366)	(187)	Salaries and employee benefits
	(350)	(169)	Total before tax
	89	42	Income tax expense
	(261)	(127)	Net of tax
Total reclassified for the period	$(391)	$(188)

(1)	These items are included in the computation of net periodic pension expense. See Note 12 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.)SHARE-BASED COMPENSATION PLANS

The Company maintains certain share-based compensation plans, approved by the Company’s shareholders that are administered by the Management Development and Compensation Committee (the “MD&C Committee”) of the Board. The share-based compensation plans were established to allow for the grant of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the long-term growth and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the three months ended March 31, 2019.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	17,658	$26.96
PSUs	17,658	27.79

The grant-date fair value for the RSUs granted during the three months ended March 31, 2019 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

Fifty percent of the PSUs that ultimately vest is contingent on achieving specified total shareholder return (“TSR”) targets relative to the SNL Small Cap Bank & Thrift Index, a market index the MD&C Committee has selected as a peer group for this purpose. These shares will be earned based on the Company’s achievement of a relative TSR performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrift Index over a three-year performance period ended December 31, 2021. The shares earned based on the achievement of the TSR performance requirement, if any, will vest on February 26, 2022 assuming the recipient’s continuous service to the Company.  The remaining fifty percent of the PSUs that ultimately vest is contingent upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2021.  The shares earned based on the achievement of the EPS performance requirement, if any, will vest on February 26, 2022 assuming the recipient’s continuous service to the Company.

The grant-date fair value of the TSR portion of PSUs granted during the three months ended March 31, 2019 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.84 years, (ii) risk free interest rate of 2.43%, (iii) expected dividend yield of 3.20% and (iv) expected stock price volatility over the expected term of the TSR award of 21.3%. The Monte Carlo simulation model is a risk analysis method that selects a random value from a range of estimates.  The grant-date fair value of the EPS portion of PSUs granted during the three months ended March 31, 2019 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The Company previously granted restricted stock awards to certain members of management and non-employee directors.  There were no restricted stock awards granted during the quarter ended March 31, 2019.  The following is a summary of restricted stock awards and restricted stock units activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	130,571	$28.04
Granted	35,316	27.38
Vested	(18,580)	24.21
Forfeited	(21,865)	26.12
Outstanding at end of period	125,442	$28.76

At March 31, 2019, there was $2.1 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.2 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.)SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during the first three months of 2019 or 2018. There was no unrecognized compensation expense related to unvested stock options as of March 31, 2019. There was no stock option activity for the three months ended March 31, 2019.

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the three months ended March 31, 2018 was $52 thousand. The total cash received as a result of option exercises under stock compensation plans for the three months ended March 31, 2018 was $76 thousand.

The Company amortizes the expense related to share-based compensation awards over the vesting period. Share-based compensation expense is recorded as a component of salaries and employee benefits in the consolidated statements of income for awards granted to management and as a component of other noninterest expense for awards granted to directors. The share-based compensation expense included in the consolidated statements of income, is as follows (in thousands):

	Three months ended March 31,
	2019	2018
Salaries and employee benefits	$151	$268
Other noninterest expense	31	34
Total share-based compensation expense	$182	$302

(12.)EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Service cost	$802	$836
Interest cost on projected benefit obligation	695	598
Expected return on plan assets	(1,184)	(1,321)
Amortization of unrecognized prior service credit	(16)	(18)
Amortization of unrecognized net actuarial loss	366	187
Net periodic benefit expense	$663	$282

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

(13.)COMMITMENTS AND CONTINGENCIES

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

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Commitments to extend credit	$685,014	$687,875
Standby letters of credit	12,152	11,977

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

(14.)FAIR VALUE MEASUREMENTS

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

(14.)FAIR VALUE MEASUREMENTS (Continued)

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

(14.)FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of the dates indicated (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2019
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$144,376	$—	$144,376
Mortgage-backed securities	—	283,169	—	283,169
Other assets:
Hedging derivative instruments	—	243	—	243
Fair value adjusted through comprehensive income	$—	$427,788	$—	$427,788
Other assets:
Derivative instruments - interest rate products	$—	$3,261	$—	$3,261
Derivative instruments - credit contracts	—	20	—	20
Derivative instruments - mortgage banking	—	132	—	132
Other liabilities:
Derivative instruments - interest rate products	—	(3,587)	—	(3,587)
Derivative instruments - credit contracts	—	(30)	—	(30)
Derivative instruments - mortgage banking	—	(23)	—	(23)
Fair value adjusted through net income	$—	$(227)	$—	$(227)
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,069	$—	$2,069
Collateral dependent impaired loans	—	—	1,894	1,894
Other assets:
Loan servicing rights	—	—	1,030	1,030
Other real estate owned	—	—	41	41
Total	$—	$2,069	$2,965	$5,034

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2019. There were no liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2019.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.)FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$152,028	$—	$152,028
Mortgage-backed securities	—	293,649	—	293,649
Other assets:
Hedging derivative instruments	—	631	—	631
Fair value adjusted through comprehensive income	$—	$446,308	$—	$446,308
Other assets:
Derivative instruments - interest rate products	$—	$1,803	$—	$1,803
Derivative instruments - mortgage banking	—	83	—	83
Other liabilities:
Derivative instruments - interest rate products	—	(2,006)	—	(2,006)
Derivative instruments - credit contracts	—	(24)	—	(24)
Derivative instruments - mortgage banking	—	(27)	—	(27)
Fair value adjusted through net income	$—	$(171)	$—	$(171)
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,868	$—	$2,868
Collateral dependent impaired loans	—	—	2,872	2,872
Other assets:
Loan servicing rights	—	—	1,022	1,022
Other real estate owned	—	—	230	230
Total	$—	$2,868	$4,124	$6,992

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2018. There were no liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2018.

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$1,894	Appraisal of collateral (1)	Appraisal adjustments (2)	25% (3)
Loan servicing rights	1,030	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	13.4% (3)
Other real estate owned	41	Appraisal of collateral (1)	Appraisal adjustments (2)	11% (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended March 31, 2019.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.)FAIR VALUE MEASUREMENTS (Continued)

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

	Level in	March 31, 2019		December 31, 2018
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$79,786	$79,786	$102,755	$102,755
Securities available for sale	Level 2	427,545	427,545	445,677	445,677
Securities held to maturity	Level 2	438,984	436,974	446,581	439,581
Loans held for sale	Level 2	2,069	2,069	2,868	2,868
Loans	Level 2	3,073,958	3,061,505	3,049,812	3,006,161
Loans (1)	Level 3	1,894	1,894	2,872	2,872
Accrued interest receivable	Level 1	13,429	13,429	11,990	11,990
FHLB and FRB stock	Level 2	21,056	21,056	26,375	26,375
Derivative instruments – cash flow hedge	Level 2	243	243	631	631
Derivative instruments – interest rate products	Level 2	3,261	3,261	1,803	1,803
Derivative instruments – credit contracts	Level 2	20	20	—	—
Derivative instruments – mortgage banking	Level 2	132	132	83	83
Financial liabilities:
Non-maturity deposits	Level 1	2,456,727	2,456,727	2,346,839	2,346,839
Time deposits	Level 2	1,052,110	1,048,583	1,020,068	1,014,532
Short-term borrowings	Level 1	287,300	287,300	469,500	469,500
Long-term borrowings	Level 2	39,220	39,641	39,202	38,415
Accrued interest payable	Level 1	10,478	10,478	9,280	9,280
Derivative instruments – interest rate products	Level 2	3,587	3,587	2,006	2,006
Derivative instruments – credit contracts	Level 2	30	30	24	24
Derivative instruments – mortgage banking	Level 2	23	23	27	27

(1)	Comprised of collateral dependent impaired loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.)SEGMENT REPORTING

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
March 31, 2019
Goodwill	$48,536	$17,526	$—	$66,062
Other intangible assets, net	180	9,608	—	9,788
Total assets	4,267,432	35,448	(339)	4,302,541
December 31, 2018
Goodwill	$48,536	$17,526	$—	$66,062
Other intangible assets, net	213	9,898	—	10,111
Total assets	4,272,439	35,975	3,284	4,311,698

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
Three months ended March 31, 2019
Net interest income (expense)	$32,409	$—	$(617)	$31,792
Provision for loan losses	(1,193)	—	—	(1,193)
Noninterest income	6,266	3,026	(172)	9,120
Noninterest expense	(21,453)	(3,041)	(677)	(25,171)
Income (loss) before income taxes	16,029	(15)	(1,466)	14,548
Income tax (expense) benefit	(3,344)	—	317	(3,027)
Net income (loss)	$12,685	$(15)	$(1,149)	$11,521

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
Three months ended March 31, 2018
Net interest income (expense)	$30,317	$—	$(615)	$29,702
Provision for loan losses	(2,949)	—	—	(2,949)
Noninterest income	6,430	2,624	(147)	8,907
Noninterest expense	(20,480)	(2,665)	(959)	(24,104)
Income (loss) before income taxes	13,318	(41)	(1,721)	11,556
Income tax (expense) benefit	(2,632)	8	356	(2,268)
Net income (loss)	$10,686	$(33)	$(1,365)	$9,288

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

•	If we experience greater credit losses than anticipated, earnings may be adversely impacted;
•	Our tax strategies and the value of our deferred tax assets and liabilities could adversely affect our operating results and regulatory capital ratios;
•	Geographic concentration may unfavorably impact our operations;
•	We depend on the accuracy and completeness of information about or from customers and counterparties;
•	Our insurance brokerage subsidiary is subject to risk related to the insurance industry;
•	Our investment advisory and wealth management operations are subject to risk related to the regulation of the financial services industry and market volatility;
•	We may be unable to successfully implement our growth strategies, including the integration and successful management of newly-acquired businesses;
•	We are subject to environmental liability risk associated with our lending activities;
•	Our commercial business and mortgage loans increase our exposure to credit risks;
•	Our indirect and consumer lending involves risk elements in addition to normal credit risk;
•	Lack of seasoning in portions of our loan portfolio could increase risk of credit defaults in the future;
•	We accept deposits that do not have a fixed term, and which may be withdrawn by the customer at any time for any reason;
•	Any future FDIC insurance premium increases may adversely affect our earnings;
•	We are highly regulated, and any adverse regulatory action may result in additional costs, loss of business opportunities, and reputational damage;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

GENERAL

The Parent is a financial holding company headquartered in New York State, providing diversified financial services through its subsidiaries, Five Star Bank (the “Bank”), SDN Insurance Agency, LLC (“SDN”), Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York-chartered banking subsidiary, the Bank. Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients. Courier Capital and HNP Capital provide customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

A key aspect of our current business strategy is to foster a community-oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. We believe that we are well-positioned to be a strong competitor within our market area because of our focus on community banking needs and customer service, our comprehensive suite of deposit, loan, insurance and wealth management products typically found at larger banks, our highly experienced management team and our strategically located banking centers. We have evolved to meet changing customer needs by opening what we refer to as financial solution center branches. These financial solution center branches have a smaller footprint than our traditional branches, focus on technology to provide solutions that fit our customer preferences for transacting business with us, and are staffed by certified personal bankers who are trained to meet a broad array of customer needs. In recent years, we have opened four financial solution centers in the Rochester and Buffalo markets. We believe that the foregoing factors all help to grow our core deposits, which supports a central element of our business strategy - the growth of a diversified and high-quality loan portfolio.

EXECUTIVE OVERVIEW

Summary of 2019 First Quarter Results

Net income increased $2.2 million, or 24%, to $11.5 million for the first quarter of 2019 compared to $9.3 million for the first quarter of 2018. Net income available to common shareholders for the first quarter of 2019 was $11.2 million, or $0.70 per diluted share, compared with $8.9 million, or $0.56 per diluted share, for the first quarter of last year. Return on average common equity was 11.79% and return on average assets was 1.09% for the first quarter of 2019 compared to 9.95% and 0.92%, respectively, for the first quarter of 2018.

Net interest income totaled $31.8 million in the first quarter of 2019, up from $29.7 million in the first quarter of 2018. This increase was driven by growth in interest-earning assets. Average interest-earning assets were up $176.1 million, led by a $328.0 million increase in average loans in the first quarter of 2019 compared to the same quarter in 2018.

The provision for loan losses was $1.2 million in the first quarter of 2019 compared to $2.9 million in the first quarter of 2018. Net charge-offs during the recent quarter were $1.8 million, down from $2.0 million in the first quarter of 2018. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.23% during the first quarter of 2019 compared with 0.30% in the first quarter of 2018. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the decrease in the provision for loan losses and the decrease in net-charge-offs.

Noninterest income totaled $9.1 million in the first quarter of 2019, compared to $8.9 million in the first quarter of 2018. The increase is primarily attributed to increases in investment advisory income and net gain on sale of loans held for sale, partially offset by a decrease in income from investments in limited partnerships. Investment advisory income was $2.2 million in the first quarter of 2019, $438 thousand higher than the first quarter of 2018. The increase was primarily driven by the June 2018 acquisition of HNP Capital.  The increases in net gain on sale of loans held for sale was driven by an increase in the number and value of transactions executed in the quarter. Income from investments in limited partnerships was $336 thousand lower in the first quarter of 2019 compared to the first quarter of 2018.  Income from these investments fluctuate based on the maturity and performance of the underlying investments.

Noninterest expense in the first quarter of 2019 totaled $25.2 million compared with $24.1 million in the first quarter of 2018. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment and professional services, partially offset by a decrease in advertising and promotions expenses. The increase in salaries and employee benefits was a result of investments in Bank personnel and 2018 acquisition of HNP Capital.  The increase in occupancy and equipment was primarily the result of investments in software and facilities.  The increase in professional services expense was primarily related to the timing of fees for consulting and advisory projects.  The decrease in advertising and promotions expense was related to the timing of expenses for the Five Star Bank branding campaign.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 9.87%, and 12.50%, respectively, for the first quarter of 2019. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 78% of revenue during the three months ended March 31, 2019. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2019	2018
Interest income per consolidated statements of income	$41,514	$35,477
Adjustment to fully taxable equivalent basis	302	366
Interest income adjusted to a fully taxable equivalent basis	41,816	35,843
Interest expense per consolidated statements of income	9,722	5,775
Net interest income on a taxable equivalent basis	$32,094	$30,068

Analysis of Net Interest Income for the Three Months Ended March 31, 2019 and 2018

Net interest income on a taxable equivalent basis for the three months ended March 31, 2019, was $32.1 million, an increase of $2.0 million versus the comparable quarter last year of $30.1 million. The increase in net interest income was due to an increase in average earning assets of $176.1 million or 5% compared to the first quarter of 2018.

The net interest margin for the first quarter of 2018 was 3.24%, six-basis points higher than 3.18% for the same period in 2018. This comparable period increase was a function of an 11-basis point higher contribution from net free funds, partially offset by a five-basis point decrease in interest rate spread. The lower interest rate spread was a result of a 44-basis point increase in the yield on average interest-earning assets and a 49-basis point increase in the cost of average interest-bearing liabilities.

For the first quarter of 2019, the yield on average earning assets of 4.23% was 44 basis points higher than the first quarter of 2018 of 3.79%. Loan yields increased 41 basis points during the first quarter of 2019 to 4.77% from 4.36%. The yield on investment securities increased five basis points during the first quarter of 2019 to 2.37% from 2.32%. Overall, the earning asset rate changes increased interest income by $3.0 million during the first quarter of 2019 and a favorable volume variance increased interest income by $3.0 million, which collectively drove a $6.0 million increase in interest income.

Average interest-earning assets were $4.00 billion for the first quarter of 2019 compared to $3.82 billion for the first quarter of 2018, an increase of $176.1 million or 5% from the comparable quarter last year, with average loans up $328.0 million from $2.76 billion to $3.09 billion and average securities down $148.0 million from $1.03 billion to $886.9 million. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $250.4 million from $1.27 billion to $1.53 billion or 20% from the first quarter of 2018.    Loans represented 77.4% of average interest-earning assets during the first quarter of 2019 compared to 72.3% during the first quarter of 2018. The increase in the volume of average loans resulted in a $3.9 million increase in interest income, in addition to a $2.8 million increase due to the favorable rate variance. Securities represented 22.2% of average interest-earning assets during first quarter of 2019 compared to 27.1% during the first quarter of 2018. The decrease in the volume of average securities resulted in a $876 thousand decrease in interest income, partially offset by a $117 thousand increase due to the favorable rate variance.

The cost of average interest-bearing liabilities of 1.27% in the first quarter of 2019 compared to 0.78% in the first quarter of 2018 was 49-basis points higher than the first quarter of 2018. The cost of average interest-bearing deposits increased 47 basis points from 0.55% to 1.02% and the cost of short-term borrowings increased 102 basis points from 1.68% to 2.70% in the first quarter of 2019 compared to the same quarter of 2018. The increase in the cost of short-term borrowings was a result of increases in the federal funds rate. The cost of long-term borrowings for the first quarter of 2019 decreased one basis point from 6.31% to 6.30% in the first quarter of 2019 compared to the same quarter of 2018. Overall, interest-bearing liability rate and volume increases resulted in $3.9 million of higher interest expense.

Average interest-bearing liabilities of $3.10 billion in the first quarter of 2019 were $104.1 million or 3% higher than the first quarter of 2018. On average, interest-bearing deposits grew $169.2 million from $2.54 billion to $2.71 billion, while noninterest-bearing demand deposits (a principal component of net free funds) were up $39.2 million from $688.1 million to $727.3 million. The increase in average deposits was due to successful business development efforts in municipal and retail banking, and an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $3.3 million of higher interest expense during the first quarter of 2019. Average borrowings decreased $65.1 million from $450.9 million to $385.8 million compared to the first quarter of 2018. Overall, short and long-term borrowing rate and volume changes resulted in $604 thousand of higher interest expense during the first quarter of 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended March 31,
	2019			2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$17,955	$102	2.30%	$21,941	$78	1.43%
Investment securities (1):
Taxable	653,547	3,807	2.33	754,101	4,263	2.26
Tax-exempt (2)	233,331	1,441	2.47	280,730	1,744	2.49
Total investment securities	886,878	5,248	2.37	1,034,831	6,007	2.32
Loans:
Commercial business	547,182	7,243	5.37	453,250	5,223	4.67
Commercial mortgage	977,818	12,573	5.21	821,311	9,866	4.87
Residential real estate loans	529,522	5,129	3.87	470,612	4,388	3.73
Residential real estate lines	109,529	1,427	5.28	115,614	1,257	4.41
Consumer indirect	911,252	9,600	4.27	885,723	8,516	3.90
Other consumer	16,226	494	12.36	16,978	508	12.13
Total loans	3,091,529	36,466	4.77	2,763,488	29,758	4.36
Total interest-earning assets	3,996,362	41,816	4.23	3,820,260	35,843	3.79
Less: Allowance for loan losses	(34,633)			(35,402)
Other noninterest-earning assets	321,262			301,775
Total assets	$4,282,991			$4,086,633
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$668,448	336	0.20%	$671,991	203	0.12%
Savings and money market	965,829	985	0.41	1,012,574	452	0.18
Time deposits	1,076,687	5,478	2.06	857,184	2,801	1.33
Total interest-bearing deposits	2,710,964	6,799	1.02	2,541,749	3,456	0.55
Short-term borrowings	346,546	2,305	2.70	411,760	1,701	1.68
Long-term borrowings	39,209	618	6.30	39,138	618	6.31
Total borrowings	385,755	2,923	3.06	450,898	2,319	2.08
Total interest-bearing liabilities	3,096,719	9,722	1.27	2,992,647	5,775	0.78
Noninterest-bearing demand deposits	727,321			688,123
Other noninterest-bearing liabilities	57,993			25,012
Shareholders’ equity	400,958			380,851
Total liabilities and shareholders’ equity	$4,282,991			$4,086,633
Net interest income (tax-equivalent)		$32,094			$30,068
Interest rate spread			2.96%			3.01%
Net earning assets	$899,643			$827,613
Net interest margin (tax-equivalent)			3.24%			3.18%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.05%			127.65%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21% for the three-month periods ended March 31, 2019 and 2018, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended March 31, 2019 vs. 2018
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(16)	$40	$24
Investment securities:
Taxable	(583)	127	(456)
Tax-exempt	(293)	(10)	(303)
Total investment securities	(876)	117	(759)
Loans:
Commercial business	1,176	844	2,020
Commercial mortgage	1,976	731	2,707
Residential real estate loans	566	175	741
Residential real estate lines	(69)	239	170
Consumer indirect	251	833	1,084
Other consumer	(23)	9	(14)
Total loans	3,877	2,831	6,708
Total interest income	2,985	2,988	5,973
Interest expense:
Deposits:
Interest-bearing demand	(1)	134	133
Savings and money market	(22)	555	533
Time deposits	843	1,834	2,677
Total interest-bearing deposits	820	2,523	3,343
Short-term borrowings	(303)	907	604
Long-term borrowings	1	(1)	—
Total borrowings	(302)	906	604
Total interest expense	518	3,429	3,947
Net interest income	$2,467	$(441)	$2,026

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the three months ended March 31, 2019 was $1.2 million compared to $2.9 million for the corresponding period in 2018.  The decrease in provision is primarily the result of favorable asset quality trends.

See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
Service charges on deposits	$1,680	$1,738
Insurance income	1,378	1,399
ATM and debit card	1,443	1,421
Investment advisory	2,216	1,778
Company owned life insurance	410	450
Investments in limited partnerships	232	568
Loan servicing	110	115
Income from derivative instruments, net	168	171
Net gain on sale of loans held for sale	182	96
Net (loss) gain on investment securities	(53)	—
Net gain on other assets	49	3
Other	1,305	1,168
Total noninterest income	$9,120	$8,907

Investment advisory income for the three months ended March 31, 2019 increased $438 thousand to $2.2 million compared to $1.8 million during the three months ended March 31, 2018, reflecting higher assets under management driven by the acquisition of HNP Capital in the second quarter of 2018.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income from these equity method investments fluctuates based on the maturity and performance of the underlying investments.

During the first quarter of 2019, we recognized net losses on investment securities totaling $53 thousand from the sale of one agency security.  During the first quarter of 2018, we had no sales of investment securities. The amount and timing of our sale of investment securities is dependent on several factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
Salaries and employee benefits	$14,001	$13,429
Occupancy and equipment	4,586	4,407
Professional services	1,158	883
Computer and data processing	1,223	1,235
Supplies and postage	534	512
FDIC assessments	512	508
Advertising and promotions	520	977
Amortization of intangibles	323	288
Other	2,314	1,865
Total noninterest expense	$25,171	$24,104

Salaries and employee benefits expense increased by $572 thousand to $14.0 million in the first quarter of 2019 compared to $13.4 million during the same period in 2018, primarily due to investments in Bank personnel and the acquisition of HNP Capital in the second quarter of 2018.

Occupancy and equipment expense increased $179 thousand to $4.6 million in the first quarter of 2019 compared to $4.4 million during the same period in 2018, primarily as a result of investments in software and facilities.

Professional services expense increased $275 thousand to $1.2 million when comparing the first quarter of 2019 to the same period in 2018, primarily as a result of the timing of fees for consulting and advisory projects.

Advertising and promotions expense decreased $457 thousand to $520 thousand when comparing the first quarter of 2019 to the same period in 2018, as a result of the timing of expenses related to the Five Star Bank branding campaign.

Our efficiency ratio for the first quarter of 2019 was 60.99% compared with 61.85% for the first quarter of 2018. The lower efficiency ratio is a result of the higher net interest income associated with our organic growth initiatives. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the three months ended March 31, 2019, we recorded income tax expense of $3.0 million, versus $2.3 million for the same period in the prior year. The effective tax rates for the first quarters of 2019 and 2018 were 20.8% and 19.6%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate for 2019 and 2018 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$145,072	$144,376	$155,102	$152,028
Mortgage-backed securities:
Agency mortgage-backed securities	285,142	282,446	300,480	292,882
Non-Agency mortgage-backed securities	—	723	—	767
Total available for sale securities	430,214	427,545	455,582	445,677
Securities held to maturity:
State and political subdivisions	232,160	234,171	234,845	234,510
Mortgage-backed securities	206,824	202,803	211,736	205,071
Total held to maturity securities	438,984	436,974	446,581	439,581
Total investment securities	$869,198	$864,519	$902,163	$885,258

The available for sale (“AFS”) investment securities portfolio decreased $18.1 million from $445.7 million at December 31, 2018 to $427.5 million at March 31, 2019. The AFS portfolio had net unrealized losses totaling $2.7 million and $9.9 million at March 31, 2019 and December 31, 2018, respectively. The unrealized losses in the AFS portfolio were predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of March 31, 2019. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$5,026	1.78%	$80,849	2.28%	$59,197	2.39%	$—	0.00%	$145,072	2.31%
Mortgage-backed securities	23,174	1.51	56,343	2.29	124,318	2.56	81,307	2.37	285,142	2.37
	28,200	1.56	137,192	2.28	183,515	2.51	81,307	2.37	430,214	2.35
Held to maturity debt securities:
State and political subdivisions	49,502	2.27	145,294	2.14	37,364	1.79	—	—	232,160	2.11
Mortgage-backed securities	—	—	2,441	2.30	37,172	1.78	167,211	2.46	206,824	2.33
	49,502	2.27	147,735	2.14	74,536	1.79	167,211	2.46	438,984	2.21
Total investment securities	$77,702	2.01%	$284,927	2.21%	$258,051	2.30%	$248,518	2.43%	$869,198	2.28%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors for available for sale securities is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. There were no securities deemed to be OTTI during the three months ended March 31, 2019 and 2018.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	March 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Commercial business	$553,745	17.8%	$557,861	18.1%
Commercial mortgage	993,259	32.0	958,194	31.0
Total commercial	1,547,004	49.8	1,516,055	49.1
Residential real estate loans	534,691	17.2	524,155	17.0
Residential real estate lines	108,623	3.5	109,718	3.6
Consumer indirect	902,762	29.0	919,917	29.8
Other consumer	16,099	0.5	16,753	0.5
Total consumer	1,562,175	50.2	1,570,543	50.9
Total loans	3,109,179	100.0%	3,086,598	100.0%
Less: Allowance for loan losses	33,327		33,914
Total loans, net	$3,075,852		$3,052,684

Total loans increased $22.6 million to $3.11 billion at March 31, 2019 from $3.09 billion at December 31, 2018. The increase in loans was attributable to our organic growth initiatives.

Commercial loans increased $30.9 million during the three months ended March 31, 2019 and represented 49.8% of total loans as of March 31, 2019 as a result of our continued commercial business development efforts.

The consumer indirect portfolio totaled $902.8 million and represented 29.0% of total loans as of March 31, 2019. During the first quarter of 2019, we originated $76.1 million in indirect auto loans with a mix of approximately 32% new auto and 68% used auto. During the first quarter of 2018, we originated $108.9 million in indirect auto loans with a mix of approximately 38% new auto and 62% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $2.1 million and $2.9 million as of March 31, 2019 and December 31, 2018, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $173.5 million and $171.5 million as of March 31, 2019 and December 31, 2018, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended March 31,
	2019	2018
Allowance for loan losses, beginning of period	$33,914	$34,672
Charge-offs:
Commercial business	130	105
Commercial mortgage	—	4
Residential real estate loans	31	19
Residential real estate lines	—	94
Consumer indirect	2,982	2,994
Other consumer	309	433
Total charge-offs	3,452	3,649
Recoveries:
Commercial business	103	120
Commercial mortgage	17	7
Residential real estate loans	6	69
Residential real estate lines	2	3
Consumer indirect	1,424	1,330
Other consumer	120	93
Total recoveries	1,672	1,622
Net charge-offs	1,780	2,027
Provision for loan losses	1,193	2,949
Allowance for loan losses, end of period	$33,327	$35,594

Net loan charge-offs to average loans (annualized)	0.23%	0.30%
Allowance for loan losses to total loans	1.07%	1.27%
Allowance for loan losses to non-performing loans	574%	332%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of March 31, 2019.

Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing a variety of factors, including the risk profile of our loan products and customers.

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

Net charge-offs of $1.8 million in the first quarter of 2019 represented 0.23% of average loans on an annualized basis compared to $2.0 million or 0.30% in the first quarter of 2018. The decrease in net charge-offs in the three months ended March 31, 2019 is primarily due to improved credit quality of our outstanding loan portfolio.  The allowance for loan losses was $33.3 million at March 31, 2019, compared with $33.9 million at December 31, 2018. The ratio of the allowance for loan losses to total loans was 1.07% and 1.10% at March 31, 2019 and December 31, 2018, respectively. The ratio of allowance for loan losses to non-performing loans was 574% at March 31, 2019, compared with 475% at December 31, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	March 31, 2019	December 31, 2018
Nonaccrual loans:
Commercial business	$594	$912
Commercial mortgage	909	1,586
Residential real estate loans	2,225	2,391
Residential real estate lines	252	255
Consumer indirect	1,822	1,989
Other consumer	—	—
Total nonaccrual loans	5,802	7,133
Accruing loans 90 days or more delinquent	2	8
Total non-performing loans	5,804	7,141
Foreclosed assets	41	230
Total non-performing assets	$5,845	$7,371
Non-performing loans to total loans	0.19%	0.23%
Non-performing assets to total assets	0.14%	0.17%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the period was as follows (in thousands):

Three months ended March 31, 2019
Nonaccrual loans, beginning of period	$7,133
Additions	5,228
Payments	(2,481)
Charge-offs	(3,213)
Returned to accruing status	(865)
Transferred to other real estate or repossessed assets	—
Nonaccrual loans, end of period	$5,802

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at March 31, 2019 were $5.8 million, a decrease of $1.5 million from the $7.4 million balance at December 31, 2018. The primary component of non-performing assets is non-performing loans, which were $5.8 million or 0.19% of total loans at March 31, 2019, compared with $7.1 million or 0.23% of total loans at December 31, 2018.

Approximately $468 thousand, or 8%, of the $5.8 million in non-performing loans as of March 31, 2019 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $337 thousand and $546 thousand at March 31, 2019 and December 31, 2018, respectively. We had one TDR of $574 thousand that was accruing interest as of March 31, 2019 and one TDR of $580 thousand that was accruing interest as of December 31, 2018.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented one property totaling $41 thousand at March 31, 2019 and three properties totaling $230 thousand at December 31, 2018.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $19.8 million and $11.9 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2019 and December 31, 2018, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	March 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$732,631	20.9%	$755,460	22.4%
Interest-bearing demand	707,430	20.1	622,482	18.5
Savings and money market	1,016,666	29.0	968,897	28.8
Time deposits < $250,000	819,679	23.4	810,434	24.1
Time deposits of $250,000 or more	232,431	6.6	209,634	6.2
Total deposits	$3,508,837	100.0%	$3,366,907	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2019, total deposits were $3.51 billion, representing an increase of $141.9 million from December 31, 2018. Time deposits were approximately 30% of total deposits at March 31, 2019 and December 31, 2018, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.14 billion and $2.16 billion at March 31, 2019 and December 31, 2018, respectively, and represented 61% and 64% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $975.6 million and $832.1 million at March 31, 2019 and December 31, 2018, respectively, and represented 28% and 25% of total deposits as of the end of each period, respectively. The increase in public deposits during 2019 was due largely to seasonality.

We also participate in CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all CDARS and ICS deposits were considered brokered deposits for regulatory reporting purposes.  With the enactment of EGRRCPA, reciprocal CDARS and ICS deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits.  CDARS deposits and ICS deposits, the majority of which were reciprocal, totaled $225.1 million and $166.5 million, respectively, at March 31, 2019, compared to $224.9 million and $149.6 million, respectively, at December 31, 2018, and collectively represented 11% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	March 31,	December 31,
	2019	2018
Short-term borrowings - FHLB	$287,300	$405,500
Short-term borrowings - Other	—	64,000
Long-term borrowings - Subordinated notes, net	39,220	39,202
Total borrowings	$326,520	$508,702

MANAGEMENT’S DISCUSSION AND ANALYSIS

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at March 31, 2019 consisted of $90.8 million in overnight borrowings and $196.5 million in short-term borrowings. The maximum amount of short-term FHLB borrowings outstanding at any month-end during the three months ended March 31, 2019 was $380.3 million. Short-term FHLB borrowings at December 31, 2018 consisted of $200.0 million in overnight borrowings and $205.5 million in short-term borrowings.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $36.6 million of immediate credit capacity with the FHLB as of March 31, 2019. We had approximately $677.9 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at March 31, 2019. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of March 31, 2019 and December 31, 2018, with $64.0 million outstanding at December 31, 2018. Additionally, we had approximately $148.9 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At March 31, 2019, no amounts have been drawn on the line of credit.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $287.3 million outstanding at March 31, 2019. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $859.5 million from various funding sources which include the FHLB, the FRB, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2019. The line of credit has a one-year term and matures in May 2019. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $79.8 million as of March 31, 2019, down $23.0 million from $102.8 million as of December 31, 2018. Net cash provided by operating activities totaled $15.4 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash provided by investing activities totaled $6.3 million, which included inflows of $31.0 million from net investment securities transactions and was partially offset by outflows of $24.4 million for net loan originations. Net cash used in financing activities of $44.7 million was attributed to a $182.2 million decrease in short-term borrowings and by $4.2 million in dividend payments, partially offset by a $141.9 million increase in deposits.

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

Shareholders’ equity was $408.3 million at March 31, 2019, an increase of $12.0 million from $396.3 million at December 31, 2018. Net income for the three months ended March 31, 2019 increased shareholders’ equity by $11.5 million, which was partially offset by common and preferred stock dividends declared of $4.4 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $2.7 million during the first three months of 2018 due primarily to lower net unrealized losses on securities available for sale, partially offset by a reclassification of certain income tax effects to retained earnings.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015 and was fully phased-in on January 1, 2019. As of March 31, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The following table reflects the ratios and their components (dollars in thousands):

	March 31,	December 31,
	2019	2018
Common shareholders’ equity	$390,925	$378,965
Less: Goodwill and other intangible assets	72,966	73,291
Net unrealized loss on investment securities (1)	(2,947)	(7,769)
Hedging derivative instruments	(530)	(276)
Net periodic pension and postretirement benefits plan adjustments	(15,077)	(13,236)
Other	—	—
Common Equity Tier 1 (“CET1”) Capital	336,513	326,955
Plus: Preferred stock	17,328	17,328
Less: Other	—	—
Tier 1 Capital	353,841	344,283
Plus: Qualifying allowance for loan losses	33,327	33,914
Subordinated Notes	39,220	39,202
Total regulatory capital	$426,388	$417,399
Adjusted average total assets (for leverage capital purposes)	$4,231,427	$4,218,972
Total risk-weighted assets	$3,411,153	$3,371,541
Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.36%	8.16%
CET1 Capital (CET1 capital to total risk-weighted assets)	9.87	9.70
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.37	10.21
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.50	12.38

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

MANAGEMENT’S DISCUSSION AND ANALYSIS

BCBS Capital Rules

The BCBS Capital Rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio from 4.0% to 6.0%, require a minimum total capital to risk-weighted assets ratio of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer is also established above the regulatory minimum capital requirements, effectively increasing the minimum required risk-weighted asset ratios. This capital conservation buffer was phased-in as of January 1, 2016 at 0.625% of risk-weighted assets and has increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The BCBS Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

The following table presents actual and required capital ratios as of March 31, 2019 and December 31, 2018 for the Company and the Bank under the BCBS Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the BCBS Capital Rules and the minimum required capital levels as of January 1, 2019 when the BCBS Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the BCBS Capital Rules (in thousands):

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased-in		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Tier 1 leverage:
Company	$353,841	8.36%	$169,257	4.00%	$169,257	4.00%	$211,571	5.00%
Bank	382,740	9.06	168,921	4.00	168,921	4.00	211,151	5.00
CET1 capital:
Company	336,513	9.87	238,781	7.00	238,781	7.00	221,725	6.50
Bank	382,740	11.25	238,106	7.00	238,106	7.00	221,099	6.50
Tier 1 capital:
Company	353,841	10.37	289,948	8.50	289,948	8.50	272,892	8.00
Bank	382,740	11.25	289,129	8.50	289,129	8.50	272,122	8.00
Total capital:
Company	426,388	12.50	358,171	10.50	358,171	10.50	341,115	10.00
Bank	416,067	12.23	357,160	10.50	357,160	10.50	340,152	10.00
December 31, 2018
Tier 1 leverage:
Company	$344,283	8.16%	$168,759	4.00%	$168,759	4.00%	$210,949	5.00%
Bank	372,939	8.86	168,335	4.00	168,335	4.00	210,419	5.00
CET1 capital:
Company	326,955	9.70	214,936	6.38	236,008	7.00	219,150	6.50
Bank	372,939	11.09	214,286	6.38	235,294	7.00	218,488	6.50
Tier 1 capital:
Company	344,283	10.21	265,509	7.88	286,581	8.50	269,723	8.00
Bank	372,939	11.09	264,706	7.88	285,715	8.50	268,908	8.00
Total capital:
Company	417,399	12.38	332,940	9.88	354,012	10.50	337,154	10.00
Bank	406,853	12.10	331,933	9.88	352,942	10.50	336,135	10.00

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the potential impact on earnings or capital arising from movements in interest rates.  The Bank’s market risk management framework has been developed to control both short-term and long-term exposure within Board approved policy limits and is monitored by the Asset-Liability Management Committee and Board of Directors.  Quantitative and qualitative disclosures about market risk were presented at December 31, 2018 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 8, 2019. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2018 to March 31, 2019. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending March 31, 2020 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-200 bp	-100 bp	+100 bp	+200 bp
Estimated change in net interest income	$(3,115)	$(521)	$(1,596)	$(3,436)
% Change	(2.25)%	(0.38)%	(1.15)%	(2.48)%

In the rising rate environments, the model results indicate decreases in net interest income compared to the flat rate scenario over a one-year timeframe.  This is a result of assumed short term deposit and borrowing costs increasing faster than anticipated repricing of assets.  However, as intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income improves over longer term timeframes.  Model results in the declining rate environments also indicate decreases in net interest income as assets are repricing downward at a greater magnitude than liabilities over the one-year timeframe.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2019 and December 31, 2018 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2019 and December 31, 2018.    EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.  The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	March 31, 2019			December 31, 2018
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$591,119			$557,468
- 200 Basis Points	638,291	$47,172	7.98%	599,223	$41,755	7.49%
- 100 Basis Points	609,776	18,657	3.16	568,602	11,134	2.00
+ 100 Basis Points	553,845	(37,274)	(6.31)	523,577	(33,891)	(6.08)
+ 200 Basis Points	512,464	(78,655)	(13.31)	485,798	(71,670)	(12.86)

The increase in the Pre-Shock Scenario EVE at March 31, 2019 compared to December 31, 2018 resulted primarily from a more favorable valuation of non-maturity deposits and certain fixed rate assets that reflected alternative funding rate changes used for discounting future cash flows. The increase in the +200 basis point Rate Shock Scenario EVE also reflects this more favorable valuation of non-maturity deposits and certain fixed rate assets.

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings

The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 8, 2019.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, May 8, 2019
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Justin K. Bigham	, May 8, 2019
Justin K. Bigham
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, May 8, 2019
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)