Form 10-Q
period 2019-06-30
FINANCIAL INSTITUTIONS INC
filed 2019-08-07
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2019

or

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

The registrant had 15,994,697 shares of Common Stock, $0.01 par value, outstanding as of July 31, 2019.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$108,988	$102,755
Securities available for sale, at fair value	406,509	445,677
Securities held to maturity, at amortized cost (fair value of $401,405 and $439,581, respectively)	398,610	446,581
Loans held for sale	2,045	2,868
Loans (net of allowance for loan losses of $34,434 and $33,914, respectively)	3,117,250	3,052,684
Company owned life insurance	67,974	67,116
Premises and equipment, net	41,957	42,839
Goodwill and other intangible assets, net	75,534	76,173
Other assets	95,078	75,005
Total assets	$4,313,945	$4,311,698
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$719,150	$755,460
Interest-bearing demand	677,846	622,482
Savings and money market	966,509	968,897
Time deposits	1,108,484	1,020,068
Total deposits	3,471,989	3,366,907
Short-term borrowings	308,500	469,500
Long-term borrowings, net of issuance costs of $763 and $798, respectively	39,237	39,202
Other liabilities	71,865	39,796
Total liabilities	3,891,591	3,915,405
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,847 shares issued	17,185	17,185
Total preferred equity	17,328	17,328
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 and 16,056,178 shares issued, respectively	161	161
Additional paid-in capital	123,980	122,704
Retained earnings	296,151	279,867
Accumulated other comprehensive loss	(13,160)	(21,281)
Treasury stock, at cost – 104,859 and 127,580 shares, respectively	(2,106)	(2,486)
Total shareholders’ equity	422,354	396,293
Total liabilities and shareholders’ equity	$4,313,945	$4,311,698

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$37,807	$31,343	$74,273	$61,101
Interest and dividends on investment securities	4,752	5,525	9,698	11,166
Other interest income	89	145	191	223
Total interest income	42,648	37,013	84,162	72,490
Interest expense:
Deposits	7,378	4,253	14,177	7,709
Short-term borrowings	2,189	1,912	4,494	3,613
Long-term borrowings	617	618	1,235	1,236
Total interest expense	10,184	6,783	19,906	12,558
Net interest income	32,464	30,230	64,256	59,932
Provision for loan losses	2,354	40	3,547	2,989
Net interest income after provision for loan losses	30,110	30,190	60,709	56,943
Noninterest income:
Service charges on deposits	1,756	1,703	3,436	3,441
Insurance income	872	1,018	2,250	2,417
ATM and debit card	1,739	1,531	3,182	2,952
Investment advisory	2,327	1,911	4,543	3,689
Company owned life insurance	424	443	834	893
Investments in limited partnerships	144	123	376	691
Loan servicing	104	108	214	223
Income (loss) from derivative instruments, net	(45)	176	123	347
Net gain on sale of loans held for sale	407	131	589	227
Net gain on investment securities	166	7	113	7
Net gain on other assets	9	9	58	12
Other	1,330	1,247	2,635	2,415
Total noninterest income	9,233	8,407	18,353	17,314
Noninterest expense:
Salaries and employee benefits	13,249	12,871	27,250	26,300
Occupancy and equipment	4,326	4,167	8,912	8,574
Professional services	932	896	2,090	1,779
Computer and data processing	1,350	1,358	2,573	2,593
Supplies and postage	498	548	1,032	1,060
FDIC assessments	486	480	998	988
Advertising and promotions	1,086	721	1,606	1,698
Amortization of intangibles	316	305	639	593
Other	2,760	2,102	5,074	3,967
Total noninterest expense	25,003	23,448	50,174	47,552
Income before income taxes	14,340	15,149	28,888	26,705
Income tax expense	2,939	2,979	5,966	5,247
Net income	$11,401	$12,170	$22,922	$21,458
Preferred stock dividends	366	366	731	731
Net income available to common shareholders	$11,035	$11,804	$22,191	$20,727
Earnings per common share (Note 3):
Basic	$0.69	$0.74	$1.39	$1.30
Diluted	$0.69	$0.74	$1.39	$1.30
Cash dividends declared per common share	$0.25	$0.24	$0.50	$0.48

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$11,401	$12,170	$22,922	$21,458
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	5,239	(2,487)	10,742	(8,757)
Hedging derivative instruments	(106)	227	(360)	123
Pension and post-retirement obligations	261	127	522	254
Total other comprehensive income (loss), net of tax	5,394	(2,133)	10,904	(8,380)
Comprehensive income	$16,795	$10,037	$33,826	$13,078

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2019 and 2018

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2018	$17,328	$161	$122,704	$279,867	$(21,281)	$(2,486)	$396,293
Cumulative-effect adjustment	—	—	—	(710)	—	—	(710)
Balance at January 1, 2019	$17,328	$161	$122,704	$279,157	$(21,281)	$(2,486)	$395,583
Comprehensive income:
Net income	—	—	—	11,521	—	—	11,521
Other comprehensive income, net of tax	—	—	—	—	5,510	—	5,510
Reclassification of income tax effects	—	—	—	2,783	(2,783)	—	—
Purchases of common stock for treasury	—	—	—	—	—	(193)	(193)
Share-based compensation plans:
Share-based compensation	—	—	182	—	—	—	182
Restricted stock units released	—	—	(362)	—	—	362	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.25 per share	—	—	—	(3,985)	—	—	(3,985)
Balance at March 31, 2019	$17,328	$161	$122,524	$289,111	$(18,554)	$(2,317)	$408,253
Comprehensive income:
Net income	—	—	—	11,401	—	—	11,401
Other comprehensive income, net of tax	—	—	—	—	5,394	—	5,394
Common stock issued	—	—	1,151	—	—	—	1,151
Share-based compensation plans:
Share-based compensation	—	—	453	—	—	—	453
Restricted stock awards issued	—	—	(165)	—	—	165	—
Stock awards	—	—	17	—	—	46	63
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.25 per share	—	—	—	(3,995)	—	—	(3,995)
Balance at June 30, 2019	$17,328	$161	$123,980	$296,151	$(13,160)	$(2,106)	$422,354

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three and six months ended June 30, 2019 and 2018

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2017	$17,329	$161	$121,058	$257,078	$(11,916)	$(2,533)	$381,177
Comprehensive income:
Net income	—	—	—	9,288	—	—	9,288
Other comprehensive loss, net of tax	—	—	—	—	(6,247)	—	(6,247)
Purchases of common stock for treasury	—	—	—	—	—	(113)	(113)
Share-based compensation plans:
Share-based compensation	—	—	302	—	—	—	302
Stock options exercised	—	—	(1)	—	—	77	76
Restricted stock awards forfeited	—	—	446	—	—	(446)	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.24 per share	—	—	—	(3,816)	—	—	(3,816)
Balance at March 31, 2018	$17,329	$161	$121,805	$262,185	$(18,163)	$(3,015)	$380,302
Comprehensive income:
Net income	—	—	—	12,170	—	—	12,170
Other comprehensive loss, net of tax	—	—	—	—	(2,133)	—	(2,133)
Share-based compensation plans:
Share-based compensation	—	—	457	—	—	—	457
Stock options exercised	—	—	(14)	—	—	247	233
Restricted stock awards issued	—	—	(143)	—	—	143	—
Stock awards	—	—	39	—	—	53	92
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.24 per share	—	—	—	(3,818)	—	—	(3,818)
Balance at June 30, 2018	$17,329	$161	$122,144	$270,171	$(20,296)	$(2,572)	$386,937

See accompanying notes to the consolidated financial statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$22,922	$21,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,155	3,235
Net amortization of premiums on securities	1,052	1,350
Provision for loan losses	3,547	2,989
Share-based compensation	635	759
Deferred income tax expense (benefit)	680	(4,978)
Proceeds from sale of loans held for sale	15,432	9,766
Originations of loans held for sale	(14,163)	(8,835)
Income on company owned life insurance	(834)	(893)
Net gain on sale of loans held for sale	(589)	(227)
Net gain on investment securities	(113)	(7)
Net gain on other assets	(58)	(12)
(Increase) decrease in other assets	(2,786)	6,785
Decrease in other liabilities	(747)	(1,122)
Net cash provided by operating activities	29,133	30,268
Cash flows from investing activities:
Purchases of available for sale securities	(20,932)	—
Purchases of held to maturity securities	(7,494)	(16,535)
Proceeds from principal payments, maturities and calls on available for sale securities	40,119	14,813
Proceeds from principal payments, maturities and calls on held to maturity securities	54,735	59,448
Proceeds from sales of securities available for sale	44,615	5,768
Net loan originations	(88,993)	(169,315)
Loans sold to others	21,077	—
Purchases of company owned life insurance, net of proceeds received	(24)	(7)
Proceeds from sales of other assets	329	259
Purchases of premises and equipment	(1,684)	(1,102)
Cash consideration paid for acquisition, net of cash acquired	—	(4,447)
Net cash provided by (used in) investing activities	41,748	(111,118)
Cash flows from financing activities:
Net increase in deposits	105,082	51,993
Net (decrease) increase in short-term borrowings	(161,000)	26,600
Purchases of common stock for treasury	(193)	(113)
Proceeds from stock options exercised	—	309
Cash dividends paid to common and preferred shareholders	(8,537)	(8,040)
Net cash (used in) provided by financing activities	(64,648)	70,749
Net increase (decrease) in cash and cash equivalents	6,233	(10,101)
Cash and cash equivalents, beginning of period	102,755	99,195
Cash and cash equivalents, end of period	$108,988	$89,094

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

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the six months ended June 30 (in thousands):

	2019	2018
Supplemental information:
Cash paid for interest	$18,818	$13,187
Cash paid for income taxes	5,220	1,916
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	68	414
Accrued and declared unpaid dividends	4,361	4,184
Increase in net unsettled security purchases	10,481	2,136
Common stock issued for Courier Capital contingent earn-out	1,151	—
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	—	2,561
Fair value of liabilities assumed	—	128

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income available to common shareholders	$11,035	$11,804	$22,191	$20,727
Weighted average common shares outstanding:
Total shares issued	16,088	16,056	16,072	16,056
Unvested restricted stock awards	(4)	(4)	(4)	(12)
Treasury shares	(114)	(146)	(118)	(146)
Total basic weighted average common shares outstanding	15,970	15,906	15,950	15,898
Incremental shares from assumed:
Exercise of stock options	—	3	—	5
Vesting of restricted stock awards	45	39	47	42
Total diluted weighted average common shares outstanding	16,015	15,948	15,997	15,945
Basic earnings per common share	$0.69	$0.74	$1.39	$1.30
Diluted earnings per common share	$0.69	$0.74	$1.39	$1.30

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	—	—	—	—
Restricted stock awards	7	7	8	6
Total	7	7	8	6

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2019
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$109,621	$1,623	$58	$111,186
Mortgage-backed securities:
Federal National Mortgage Association	251,417	2,251	367	253,301
Federal Home Loan Mortgage Corporation	36,290	263	256	36,297
Government National Mortgage Association	4,815	67	—	4,882
Collateralized mortgage obligations:
Federal National Mortgage Association	119	—	1	118
Federal Home Loan Mortgage Corporation	35	—	—	35
Privately issued	—	690	—	690
Total mortgage-backed securities	292,676	3,271	624	295,323
Total available for sale securities	$402,297	$4,894	$682	$406,509
Securities held to maturity:
State and political subdivisions	$200,274	$3,527	$19	$203,782
Mortgage-backed securities:
Federal National Mortgage Association	10,977	152	33	11,096
Federal Home Loan Mortgage Corporation	4,145	72	65	4,152
Government National Mortgage Association	39,587	186	217	39,556
Collateralized mortgage obligations:
Federal National Mortgage Association	56,428	123	592	55,959
Federal Home Loan Mortgage Corporation	71,293	272	535	71,030
Government National Mortgage Association	15,906	17	93	15,830
Total mortgage-backed securities	198,336	822	1,535	197,623
Total held to maturity securities	$398,610	$4,349	$1,554	$401,405
December 31, 2018
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$155,102	$—	$3,074	$152,028
Mortgage-backed securities:
Federal National Mortgage Association	258,984	44	6,325	252,703
Federal Home Loan Mortgage Corporation	35,962	13	1,275	34,700
Government National Mortgage Association	5,364	21	76	5,309
Collateralized mortgage obligations:
Federal National Mortgage Association	133	—	—	133
Federal Home Loan Mortgage Corporation	37	—	—	37
Privately issued	—	767	—	767
Total mortgage-backed securities	300,480	845	7,676	293,649
Total available for sale securities	$455,582	$845	$10,750	$445,677

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018 (continued)
Securities held to maturity:
State and political subdivisions	$234,845	$876	$1,211	$234,510
Mortgage-backed securities:
Federal National Mortgage Association	11,602	8	261	11,349
Federal Home Loan Mortgage Corporation	4,583	—	193	4,390
Government National Mortgage Association	37,450	14	923	36,541
Collateralized mortgage obligations:
Federal National Mortgage Association	62,103	1	2,179	59,925
Federal Home Loan Mortgage Corporation	78,200	—	2,597	75,603
Government National Mortgage Association	17,798	—	535	17,263
Total mortgage-backed securities	211,736	23	6,688	205,071
Total held to maturity securities	$446,581	$899	$7,899	$439,581

Investment securities with a total fair value of $694.8 million and $751.0 million at June 30, 2019 and December 31, 2018, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Proceeds from sales	$39,667	$5,768	$44,615	$5,768
Gross realized gains	203	9	203	9
Gross realized losses	37	2	90	2

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2019 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$21,794	$21,721
Due from one to five years	105,018	106,314
Due after five years through ten years	173,807	176,526
Due after ten years	101,678	101,948
Total available for sale securities	$402,297	$406,509
Debt securities held to maturity:
Due in one year or less	$47,189	$47,565
Due from one to five years	131,918	134,551
Due after five years through ten years	58,251	58,541
Due after ten years	161,252	160,748
Total held to maturity securities	$398,610	$401,405

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2019
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$—	$18,952	$58	$18,952	$58
Mortgage-backed securities:
Federal National Mortgage Association	14,209	28	59,305	339	73,514	367
Federal Home Loan Mortgage Corporation	—	—	24,333	256	24,333	256
Government National Mortgage Association	—	—	—	—	—	—
Collateralized mortgage obligations:
Federal National Mortgage Association	67	1	16	—	83	1
Federal Home Loan Mortgage Corporation	—	—	5	—	5	—
Total mortgage-backed securities	14,276	29	83,659	595	97,935	624
Total available for sale securities	14,276	29	102,611	653	116,887	682
Securities held to maturity:
State and political subdivisions	—	—	4,631	19	4,631	19
Mortgage-backed securities:
Federal National Mortgage Association	2,422	3	3,442	30	5,864	33
Federal Home Loan Mortgage Corporation	—	—	2,643	65	2,643	65
Government National Mortgage Association	—	—	19,077	217	19,077	217
Collateralized mortgage obligations:
Federal National Mortgage Association	6,763	8	37,056	584	43,819	592
Federal Home Loan Mortgage Corporation	—	—	52,528	535	52,528	535
Government National Mortgage Association	—	—	11,586	93	11,586	93
Total mortgage-backed securities	9,185	11	126,332	1,524	135,517	1,535
Total held to maturity securities	9,185	11	130,963	1,543	140,148	1,554
Total temporarily impaired securities	$23,461	$40	$233,574	$2,196	$257,035	$2,236
December 31, 2018
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$152,028	$3,074	$152,028	$3,074
Mortgage-backed securities:
Federal National Mortgage Association	251	1	247,615	6,324	247,866	6,325
Federal Home Loan Mortgage Corporation	—	—	33,918	1,275	33,918	1,275
Government National Mortgage Association	—	—	4,667	76	4,667	76
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	56	—	56	—
Federal Home Loan Mortgage Corporation	—	—	6	—	6	—
Total mortgage-backed securities	251	1	286,262	7,675	286,513	7,676
Total available for sale securities	251	1	438,290	10,749	438,541	10,750

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2018 (continued)
Securities held to maturity:
State and political subdivisions	35,751	91	49,534	1,120	85,285	1,211
Mortgage-backed securities:
Federal National Mortgage Association	1,518	3	8,695	258	10,213	261
Federal Home Loan Mortgage Corporation	1,467	5	2,923	188	4,390	193
Government National Mortgage Association	11,783	82	22,516	841	34,299	923
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	57,973	2,179	57,973	2,179
Federal Home Loan Mortgage Corporation	—	—	75,603	2,597	75,603	2,597
Government National Mortgage Association	—	—	17,263	535	17,263	535
Total mortgage-backed securities	14,768	90	184,973	6,598	199,741	6,688
Total held to maturity securities	50,519	181	234,507	7,718	285,026	7,899
Total temporarily impaired securities	$50,770	$182	$672,797	$18,467	$723,567	$18,649

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2019 was 161 compared to 571 at December 31, 2018. At June 30, 2019, the Company had positions in 152 investment securities with a fair value of $233.6 million and a total unrealized loss of $2.2 million that have been in a continuous unrealized loss position for more than 12 months. At June 30, 2019, there were a total of nine securities positions in the Company’s investment portfolio with a fair value of $23.5 million and a total unrealized loss of $40 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2018, the Company had positions in 435 investment securities with a fair value of $672.8 million and a total unrealized loss of $18.5 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2018, there were a total of 136 securities positions in the Company’s investment portfolio with a fair value of $50.8 million and a total unrealized loss of $182 thousand that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the six months ended June 30, 2019 and 2018.

Based on management’s review and evaluation of the Company’s debt securities as of June 30, 2019, the debt securities with unrealized losses were not considered to be OTTI. As of June 30, 2019, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of June 30, 2019, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
June 30, 2019
Commercial business	$594,121	$802	$594,923
Commercial mortgage	1,011,925	(1,854)	1,010,071
Residential real estate loans	535,873	10,158	546,031
Residential real estate lines	104,937	3,069	108,006
Consumer indirect	846,829	29,287	876,116
Other consumer	16,379	158	16,537
Total	$3,110,064	$41,620	3,151,684
Allowance for loan losses			(34,434)
Total loans, net			$3,117,250
December 31, 2018
Commercial business	$557,040	$821	$557,861
Commercial mortgage	960,265	(2,071)	958,194
Residential real estate loans	514,981	9,174	524,155
Residential real estate lines	106,712	3,006	109,718
Consumer indirect	888,732	31,185	919,917
Other consumer	16,590	163	16,753
Total	$3,044,320	$42,278	3,086,598
Allowance for loan losses			(33,914)
Total loans, net			$3,052,684

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $2.0 million and $2.9 million as of June 30, 2019 and December 31, 2018, respectively.

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
June 30, 2019
Commercial business	$2,346	$115	$—	$2,461	$638	$591,022	$594,121
Commercial mortgage	1,741	149	—	1,890	6,836	1,003,199	1,011,925
Residential real estate loans	916	109	—	1,025	2,283	532,565	535,873
Residential real estate lines	77	97	—	174	282	104,481	104,937
Consumer indirect	2,009	419	—	2,428	1,399	843,002	846,829
Other consumer	82	2	5	89	20	16,270	16,379
Total loans, gross	$7,171	$891	$5	$8,067	$11,458	$3,090,539	$3,110,064
December 31, 2018
Commercial business	$227	$1	$—	$228	$912	$555,900	$557,040
Commercial mortgage	574	—	—	574	1,586	958,105	960,265
Residential real estate loans	1,295	242	—	1,537	2,391	511,053	514,981
Residential real estate lines	102	—	—	102	255	106,355	106,712
Consumer indirect	2,424	698	—	3,122	1,989	883,621	888,732
Other consumer	139	3	8	150	—	16,440	16,590
Total loans, gross	$4,761	$944	$8	$5,713	$7,133	$3,031,474	$3,044,320

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS (Continued)

There were no loans past due greater than 90 days and still accruing interest as of June 30, 2019 and December 31, 2018. There were $5 thousand and $8 thousand in consumer overdrafts which were past due greater than 90 days as of June 30, 2019 and December 31, 2018, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

There were no loans modified as a TDR during the six months ended June 30, 2019 and 2018. There were no loans modified as a TDR within the previous 12 months that defaulted during the six months ended June 30, 2019 and 2018. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as of the dates indicated and average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2019 and twelve-month period ended December 31, 2018 (in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2019
With no related allowance recorded:
Commercial business	$398	$520	$—	$342	$—
Commercial mortgage	1,683	2,459	—	1,667	—
	2,081	2,979	—	2,009	—
With an allowance recorded:
Commercial business	370	370	110	561	—
Commercial mortgage	5,591	5,591	2,997	719	—
	5,961	5,961	3,107	1,280	—
	$8,042	$8,940	$3,107	$3,289	$—
December 31, 2018
With no related allowance recorded:
Commercial business	$319	$487	$—	$1,156	$—
Commercial mortgage	2,013	2,789	—	692	—
	2,332	3,276	—	1,848	—
With an allowance recorded:
Commercial business	725	725	205	2,458	—
Commercial mortgage	21	21	1	1,936	—
	746	746	206	4,394	—
	$3,078	$4,022	$206	$6,242	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
June 30, 2019
Uncriticized	$566,255	$994,779
Special mention	19,435	5,962
Substandard	8,431	11,184
Doubtful	—	—
Total	$594,121	$1,011,925
December 31, 2018
Uncriticized	$531,756	$943,991
Special mention	16,499	10,633
Substandard	8,785	5,641
Doubtful	—	—
Total	$557,040	$960,265

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
June 30, 2019
Performing	$533,590	$104,655	$845,430	$16,354
Non-performing	2,283	282	1,399	25
Total	$535,873	$104,937	$846,829	$16,379
December 31, 2018
Performing	$512,590	$106,457	$886,743	$16,582
Non-performing	2,391	255	1,989	8
Total	$514,981	$106,712	$888,732	$16,590

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
June 30, 2019
Loans:
Ending balance	$594,121	$1,011,925	$535,873	$104,937	$846,829	$16,379	$3,110,064
Evaluated for impairment:
Individually	$768	$7,274	$—	$—	$—	$—	$8,042
Collectively	$593,353	$1,004,651	$535,873	$104,937	$846,829	$16,379	$3,102,022
Allowance for loan losses:
Ending balance	$11,717	$8,790	$1,217	$145	$12,157	$408	$34,434
Evaluated for impairment:
Individually	$110	$2,997	$—	$—	$—	$—	$3,107
Collectively	$11,607	$5,793	$1,217	$145	$12,157	$408	$31,327
June 30, 2018
Loans:
Ending balance	$506,265	$869,192	$481,841	$110,319	$874,718	$16,508	$2,858,843
Evaluated for impairment:
Individually	$4,164	$2,628	$—	$—	$—	$—	$6,792
Collectively	$502,101	$866,564	$481,841	$110,319	$874,718	$16,508	$2,852,051
Allowance for loan losses:
Ending balance	$14,242	$5,371	$1,255	$248	$12,520	$319	$33,955
Evaluated for impairment:
Individually	$1,226	$517	$—	$—	$—	$—	$1,743
Collectively	$13,016	$4,854	$1,255	$248	$12,520	$319	$32,212

The following table sets forth the changes in the allowance for loan losses for the three and six-month periods ended June 30, 2019 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2019
Beginning balance	$12,167	$6,316	$1,265	$173	$13,025	$381	$33,327
Charge-offs	(138)	(3)	(87)	(2)	(2,700)	(243)	(3,173)
Recoveries	128	—	11	3	1,678	106	1,926
Provision (credit)	(440)	2,477	28	(29)	154	164	2,354
Ending balance	$11,717	$8,790	$1,217	$145	$12,157	$408	$34,434
Six months ended June 30, 2019
Beginning balance	$14,312	$5,219	$1,112	$210	$12,572	$489	$33,914
Charge-offs	(268)	(3)	(118)	(2)	(5,682)	(552)	(6,625)
Recoveries	231	17	17	5	3,102	226	3,598
Provision (credit)	(2,558)	3,557	206	(68)	2,165	245	3,547
Ending balance	$11,717	$8,790	$1,217	$145	$12,157	$408	$34,434

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS (Continued)

The following table sets forth the changes in the allowance for loan losses for the three and six-month periods ended June 30, 2018 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2018
Beginning balance	$14,942	$5,473	$1,400	$218	$13,232	$329	$35,594
Charge-offs	(336)	—	(10)	(7)	(2,621)	(235)	(3,209)
Recoveries	77	1	63	12	1,304	73	1,530
Provision (credit)	(441)	(103)	(198)	25	605	152	40
Ending balance	$14,242	$5,371	$1,255	$248	$12,520	$319	$33,955
Six months ended June 30, 2018
Beginning balance	$15,668	$3,696	$1,322	$180	$13,415	$391	$34,672
Charge-offs	(441)	(4)	(29)	(101)	(5,615)	(668)	(6,858)
Recoveries	197	8	132	15	2,634	166	3,152
Provision (credit)	(1,182)	1,671	(170)	154	2,086	430	2,989
Ending balance	$14,242	$5,371	$1,255	$248	$12,520	$319	$33,955

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		June 30,	December 31,
	Balance Sheet Location	2019	2018
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$23,002	$—
Accumulated amortization	Other assets	(957)	—
Net book value		$22,045	$—

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$23,424	$—

The weighted average remaining lease term for operating leases was 21.9 years at June 30, 2019 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.76%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs and other lease information:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Lease costs:
Operating lease costs	$697	$—	$1,390	$—
Variable lease costs (1)	113	—	209	—
Sublease income	(11)	—	(23)	—
Net lease costs	$799	$—	$1,576	$—

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases			$1,332	$—
Right of use assets obtained in exchange for new operating lease liabilities			$346	$—

(1)	Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)LEASES (Continued)

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at June 30, 2019 (in thousands):

Twelve months ended June 30,
2020	$2,578
2021	2,481
2022	2,011
2023	1,736
2024	1,263
Thereafter	26,500
Total future minimum operating lease payments	36,569
Amounts representing interest	(13,145)
Present value of net future minimum operating lease payments	$23,424

(7.)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $66.1 million as of both June 30, 2019 and December 31, 2018. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	Non-Banking	Total
Balance, December 31, 2018	$48,536	$17,526	$66,062
No activity during the period	—	—	—
Balance, June 30, 2019	$48,536	$17,526	$66,062

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Other intangibles assets:
Gross carrying amount	$15,925	$15,925
Accumulated amortization	(6,453)	(5,814)
Net book value	$9,472	$10,111

Amortization expense for total other intangible assets was $316 thousand and $639 thousand for the three and six months ended June 30, 2019, respectively, and $305 thousand and $593 thousand for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, the estimated amortization expense of other intangible assets for the remainder of 2019 and each of the next five years is as follows (in thousands):

2019 (remainder of year)	$611
2020	1,134
2021	1,014
2022	923
2023	852
2024	783

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the first six months of 2019 and in 2018, such derivatives were used to hedge the variable cash flows associated with short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2019 and 2018. During the next twelve months, the Company estimates that $445 thousand will be reclassified as an increase to interest expense.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of June 30, 2019 and December 31, 2018 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	June 30, 2019	Dec. 31, 2018	sheet line item	June 30, 2019	Dec. 31, 2018	sheet line item	June 30, 2019	Dec. 31, 2018
Derivatives designated as hedging instruments
Cash flow hedges	$100,000	$100,000	Other assets	$35	$631	Other liabilities	$—	$—
Total derivatives	$100,000	$100,000		$35	$631		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	$133,884	$71,977	Other assets	$5,199	$1,803	Other liabilities	$5,692	$2,006
Credit contracts	46,631	36,670	Other assets	29	—	Other liabilities	47	24
Mortgage banking	19,614	7,519	Other assets	205	83	Other liabilities	16	27
Total derivatives	$200,129	$116,166		$5,433	$1,886		$5,755	$2,057

(1)	The Company secured its obligations under these contracts with $5.4 million and $1.3 million in cash at June 30, 2019 and December 31, 2018, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and six months ended June 30, 2019 and 2018 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended June 30,		Six months ended June 30,
Undesignated derivatives	recognized in income	2019	2018	2019	2018
Interest rate swaps	Income (loss) from derivative instruments, net	$(117)	$70	$(16)	$70
Credit contracts	Income (loss) from derivative instruments, net	(8)	8	6	182
Mortgage banking	Income (loss) from derivative instruments, net	80	98	133	95
Total undesignated		$(45)	$176	$123	$347

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and six months ended June 30, 2019 and 2018:

	Outstanding	Treasury	Issued
2019
Shares at December 31, 2018	15,928,598	127,580	16,056,178
Restricted stock units released	18,580	(18,580)	—
Treasury stock purchases	(6,368)	6,368	—
Shares at March 31, 2019	15,940,810	115,368	16,056,178
Common stock issued for Courier Capital contingent earn-out	43,378	—	43,378
Restricted stock awards issued	8,226	(8,226)	—
Stock awards	2,283	(2,283)	—
Shares at June 30, 2019	15,994,697	104,859	16,099,556
2018
Shares at December 31, 2017	15,924,938	131,240	16,056,178
Restricted stock awards forfeited	(23,901)	23,901	—
Stock options exercised	4,000	(4,000)	—
Treasury stock purchases	(3,622)	3,622	—
Shares at March 31, 2018	15,901,415	154,763	16,056,178
Restricted stock awards issued	7,370	(7,370)	—
Stock options exercised	12,650	(12,650)	—
Stock awards	2,724	(2,724)	—
Shares at June 30, 2018	15,924,159	132,019	16,056,178

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2019
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$7,046	$1,776	$5,270
Reclassification adjustment for net gains included in net income (1)	(42)	(11)	(31)
Total securities available for sale and transferred securities	7,004	1,765	5,239
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(141)	(35)	(106)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(17)	(4)	(13)
Amortization of net actuarial loss included in income	366	92	274
Total pension and post-retirement obligations	349	88	261
Other comprehensive income	$7,212	$1,818	$5,394
Six months ended June 30, 2019
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$14,230	$3,587	$10,643
Reclassification adjustment for net gains included in net income (1)	132	33	99
Total securities available for sale and transferred securities	14,362	3,620	10,742
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(481)	(121)	(360)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(33)	(8)	(25)
Amortization of net actuarial loss included in income	732	185	547
Total pension and post-retirement obligations	699	177	522
Other comprehensive loss	$14,580	$3,676	$10,904

(1)

Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2018
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(3,414)	$(860)	$(2,554)
Reclassification adjustment for net gains included in net income (1)	90	23	67
Total securities available for sale and transferred securities	(3,324)	(837)	(2,487)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	303	76	227
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(18)	(5)	(13)
Amortization of net actuarial loss included in income	188	48	140
Total pension and post-retirement obligations	170	43	127
Other comprehensive loss	$(2,851)	$(718)	$(2,133)
Six months ended June 30, 2018
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(11,879)	$(2,994)	$(8,885)
Reclassification adjustment for net gains included in net income (1)	172	44	128
Total securities available for sale and transferred securities	(11,707)	(2,950)	(8,757)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	164	41	123
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(36)	(10)	(26)
Amortization of net actuarial loss included in income	375	95	280
Total pension and post-retirement obligations	339	85	254
Other comprehensive income	$(11,204)	$(2,824)	$(8,380)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Three months ended June 30, 2019
Balance at beginning of period	$(530)	$(2,947)	$(15,077)	$(18,554)
Other comprehensive income (loss) before reclassifications	(106)	5,270	—	5,164
Amounts reclassified from accumulated other comprehensive income (loss)	—	(31)	261	230
Net current period other comprehensive income (loss)	(106)	5,239	261	5,394
Balance at end of period	$(636)	$2,292	$(14,816)	$(13,160)
Six months ended June 30, 2019
Balance at beginning of period	$(276)	$(7,769)	$(13,236)	$(21,281)
Reclassification of income tax effects to retained earnings	—	(681)	(2,102)	(2,783)
Other comprehensive income (loss) before reclassifications	(360)	10,643	—	10,283
Amounts reclassified from accumulated other comprehensive income (loss)	—	99	522	621
Net current period other comprehensive income (loss)	(360)	10,742	522	10,904
Balance at end of period	$(636)	$2,292	$(14,816)	$(13,160)
Three months ended June 30, 2018
Balance at beginning of period	$(104)	$(9,545)	$(8,514)	$(18,163)
Other comprehensive income (loss) before reclassifications	227	(2,554)	—	(2,327)
Amounts reclassified from accumulated other comprehensive income (loss)	—	67	127	194
Net current period other comprehensive income (loss)	227	(2,487)	127	(2,133)
Balance at end of period	$123	$(12,032)	$(8,387)	$(20,296)
Six months ended June 30, 2018
Balance at beginning of period	$—	$(3,275)	$(8,641)	$(11,916)
Other comprehensive income (loss) before reclassifications	123	(8,885)	—	(8,762)
Amounts reclassified from accumulated other comprehensive income (loss)	—	128	254	382
Net current period other comprehensive income (loss)	123	(8,757)	254	(8,380)
Balance at end of period	$123	$(12,032)	$(8,387)	$(20,296)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	June 30,
	2019	2018
Realized (loss) gain on sale of investment securities	$166	$7	Net (loss) gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(124)	(97)	Interest income
	42	(90)	Total before tax
	(11)	23	Income tax expense
	31	(67)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	17	18	Salaries and employee benefits
Net actuarial losses (1)	(366)	(188)	Salaries and employee benefits
	(349)	(170)	Total before tax
	88	43	Income tax expense
	(261)	(127)	Net of tax
Total reclassified for the period	$(230)	$(194)

	Six months ended
	June 30,
	2019	2018
Realized (loss) gain on sale of investment securities	$113	$7	Net gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(245)	(179)	Interest income
	(132)	(172)	Total before tax
	33	44	Income tax benefit (expense)
	(99)	(128)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	33	36	Salaries and employee benefits
Net actuarial losses (1)	(732)	(375)	Salaries and employee benefits
	(699)	(339)	Total before tax
	177	85	Income tax benefit
	(522)	(254)	Net of tax
Total reclassified for the period	$(621)	$(382)

(1)	These items are included in the computation of net periodic pension expense. See Note 12 – Employee Benefit Plans for additional information.

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the six months ended June 30, 2019.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	21,970	$27.17
PSUs	52,976	25.49

The grant-date fair value for the RSUs granted during the six months ended June 30, 2019 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

Fifty percent of the PSUs that ultimately vest is contingent on achieving specified total shareholder return (“TSR”) targets relative to the SNL Small Cap Bank & Thrift Index, a market index the MD&C Committee has selected as a peer group for this purpose. These shares will be earned based on the Company’s achievement of a relative TSR performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrift Index over a three-year performance period ended December 31, 2021. The shares earned based on the achievement of the TSR performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.  The remaining fifty percent of the PSUs that ultimately vest is contingent upon achievement of a return on average assets (“ROAA”) performance requirement for the Company’s fiscal year ended December 31, 2021. The shares earned based on the achievement of the ROAA performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.

The grant-date fair value of the TSR portion of PSUs granted on February 26, 2019 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.84 years, (ii) risk free interest rate of 2.43%, (iii) expected dividend yield of 3.20% and (iv) expected stock price volatility over the expected term of the TSR award of 21.3%. The grant-date fair value of the TSR portion of PSUs granted on May 22, 2019 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.61 years, (ii) risk free interest rate of 2.18%, (iii) expected dividend yield of 3.60% and (iv) expected stock price volatility over the expected term of the TSR award of 22.0%. The Monte Carlo simulation model is a risk analysis method that selects a random value from a range of estimates. The grant-date fair value of the ROAA portion of PSUs granted during the six months ended June 30, 2019 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

During the six months ended June 30, 2019, the Company issued a total of 2,283 shares of common stock in-lieu of cash for the annual retainer of three non-employee directors and granted a total of 8,226 restricted shares of common stock to non-employee directors, of which 4,113 shares vested immediately and 4,113 shares will vest after completion of a one-year service requirement. The market value of the stock and restricted stock at the close of the Nasdaq Global Select Market on the date of grant was $27.33.

The following is a summary of restricted stock awards and restricted stock units activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	130,571	$28.04
Granted	83,172	26.11
Vested	(26,373)	26.05
Forfeited	(22,369)	26.22
Outstanding at end of period	165,001	$27.64

At June 30, 2019, there was $2.9 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.3 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.)SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during the first six months of 2019 or 2018. There was no unrecognized compensation expense related to unvested stock options as of June 30, 2019. There was no stock option activity for the six months ended June 30, 2019.

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the six months ended June 30, 2018 was $222 thousand. The total cash received as a result of option exercises under stock compensation plans for the six months ended June 30, 2018 was $309 thousand.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Salaries and employee benefits	$310	$298	$461	$566
Other noninterest expense	143	159	174	193
Total share-based compensation expense	$453	$457	$635	$759

(12.)EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service cost	$802	$837	$1,604	$1,673
Interest cost on projected benefit obligation	695	597	1,390	1,195
Expected return on plan assets	(1,184)	(1,321)	(2,368)	(2,642)
Amortization of unrecognized prior service credit	(17)	(18)	(33)	(36)
Amortization of unrecognized net actuarial loss	366	188	732	375
Net periodic benefit expense	$662	$283	$1,325	$565

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Commitments to extend credit	$726,787	$687,875
Standby letters of credit	10,953	11,977

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2019
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$111,186	$—	$111,186
Mortgage-backed securities	—	295,323	—	295,323
Other assets:
Hedging derivative instruments	—	35	—	35
Fair value adjusted through comprehensive income	$—	$406,544	$—	$406,544
Other assets:
Derivative instruments - interest rate products	$—	$5,199	$—	$5,199
Derivative instruments - credit contracts	—	29	—	29
Derivative instruments - mortgage banking	—	205	—	205
Other liabilities:
Derivative instruments - interest rate products	—	(5,692)	—	(5,692)
Derivative instruments - credit contracts	—	(47)	—	(47)
Derivative instruments - mortgage banking	—	(16)	—	(16)
Fair value adjusted through net income	$—	$(322)	$—	$(322)
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,045	$—	$2,045
Collateral dependent impaired loans	—	—	4,935	4,935
Other assets:
Loan servicing rights	—	—	1,060	1,060
Other real estate owned	—	—	37	37
Total	$—	$2,045	$6,032	$8,077

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2019. There were no liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2019.

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

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2018. There were no liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2018.

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$4,935	Appraisal of collateral (1)	Appraisal adjustments (2)	28% (3)
Loan servicing rights	1,060	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	15.4% (3)
Other real estate owned	37	Appraisal of collateral (1)	Appraisal adjustments (2)	20% (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the six months ended June 30, 2019 and 2018.

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

	Level in	June 30, 2019		December 31, 2018
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$108,988	$108,988	$102,755	$102,755
Securities available for sale	Level 2	406,509	406,509	445,677	445,677
Securities held to maturity	Level 2	398,610	401,405	446,581	439,581
Loans held for sale	Level 2	2,045	2,045	2,868	2,868
Loans	Level 2	3,112,315	3,131,641	3,049,812	3,006,161
Loans (1)	Level 3	4,935	4,935	2,872	2,872
Accrued interest receivable	Level 1	12,432	12,432	11,990	11,990
FHLB and FRB stock	Level 2	21,717	21,717	26,375	26,375
Derivative instruments – cash flow hedge	Level 2	35	35	631	631
Derivative instruments – interest rate products	Level 2	5,199	5,199	1,803	1,803
Derivative instruments – credit contracts	Level 2	29	29	—	—
Derivative instruments – mortgage banking	Level 2	205	205	83	83
Financial liabilities:
Non-maturity deposits	Level 1	2,363,505	2,363,505	2,346,839	2,346,839
Time deposits	Level 2	1,108,484	1,105,235	1,020,068	1,014,532
Short-term borrowings	Level 1	308,500	308,500	469,500	469,500
Long-term borrowings	Level 2	39,237	38,602	39,202	38,415
Accrued interest payable	Level 1	10,368	10,368	9,280	9,280
Derivative instruments – interest rate products	Level 2	5,692	5,692	2,006	2,006
Derivative instruments – credit contracts	Level 2	47	47	24	24
Derivative instruments – mortgage banking	Level 2	16	16	27	27

(1)	Comprised of collateral dependent impaired loans.

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non- Banking	Holding Company and Other	Consolidated Totals
June 30, 2019
Goodwill	$48,536	$17,526	$—	$66,062
Other intangible assets, net	150	9,322	—	9,472
Total assets	4,280,282	34,904	(1,241)	4,313,945
December 31, 2018
Goodwill	$48,536	$17,526	$—	$66,062
Other intangible assets, net	213	9,898	—	10,111
Total assets	4,272,439	35,975	3,284	4,311,698

	Banking	Non- Banking	Holding Company and Other	Consolidated Totals
Three months ended June 30, 2019
Net interest income (expense)	$33,082	$—	$(618)	$32,464
Provision for loan losses	(2,354)	—	—	(2,354)
Noninterest income	6,788	2,634	(189)	9,233
Noninterest expense	(21,650)	(2,831)	(522)	(25,003)
Income (loss) before income taxes	15,866	(197)	(1,329)	14,340
Income tax (expense) benefit	(3,315)	43	333	(2,939)
Net income (loss)	$12,551	$(154)	$(996)	$11,401
Six months ended June 30, 2019
Net interest income (expense)	$65,491	$—	$(1,235)	$64,256
Provision for loan losses	(3,547)	—	—	(3,547)
Noninterest income	13,054	5,660	(361)	18,353
Noninterest expense	(43,103)	(5,872)	(1,199)	(50,174)
Income (loss) before income taxes	31,895	(212)	(2,795)	28,888
Income tax (expense) benefit	(6,659)	43	650	(5,966)
Net income (loss)	$25,236	$(169)	$(2,145)	$22,922

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.)SEGMENT REPORTING (Continued)

	Banking	Non- Banking (1)	Holding Company and Other	Consolidated Totals
Three months ended June 30, 2018
Net interest income (expense)	$30,851	$—	$(621)	$30,230
Provision for loan losses	(40)	—	—	(40)
Noninterest income	6,156	2,385	(134)	8,407
Noninterest expense	(20,180)	(2,150)	(1,118)	(23,448)
Income (loss) before income taxes	16,787	235	(1,873)	15,149
Income tax (expense) benefit	(3,504)	(59)	584	(2,979)
Net income (loss)	$13,283	$176	$(1,289)	$12,170
Six months ended June 30, 2018
Net interest income (expense)	$61,168	$—	$(1,236)	$59,932
Provision for loan losses	(2,989)	—	—	(2,989)
Noninterest income	12,586	5,009	(281)	17,314
Noninterest expense	(40,660)	(4,815)	(2,077)	(47,552)
Income (loss) before income taxes	30,105	194	(3,594)	26,705
Income tax (expense) benefit	(6,136)	(51)	940	(5,247)
Net income (loss)	$23,969	$143	$(2,654)	$21,458

(1)	Reflects activity from the acquisition of HNP Capital since June 1, 2018 (the date of acquisition).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Summary of 2019 Second Quarter Results

Net income decreased $769 thousand, or 6%, to $11.4 million for the second quarter of 2019 compared to $12.2 million for the second quarter of 2018. Net income available to common shareholders for the second quarter of 2019 was $11.0 million, or $0.69 per diluted share, compared with $11.8 million, or $0.74 per diluted share, for the second quarter of last year. Return on average common equity was 11.12% and return on average assets was 1.06% for the second quarter of 2019 compared to 12.90% and 1.18%, respectively, for the second quarter of 2018.

Net interest income totaled $32.5 million in the second quarter of 2019, up from $30.2 million in the second quarter of 2018. This increase was driven primarily by growth in interest-earning assets. Average interest-earning assets were up $124.4 million, led by a $307.8 million increase in average loans in the second quarter of 2019 compared to the same quarter in 2018.

The provision for loan losses was $2.4 million in the second quarter of 2019 compared to $40 thousand in the second quarter of 2018. Net charge-offs during the recent quarter were $1.2 million, down from $1.7 million in the second quarter of 2018. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.16% during the second quarter of 2019 compared with 0.24% in the second quarter of 2018. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the increase in the provision for loan losses and the decrease in net charge-offs.

Noninterest income totaled $9.2 million in the second quarter of 2019, compared to $8.4 million in the second quarter of 2018. The increase is primarily attributed to increases in investment advisory income, ATM and debit card income and net gain on sale of loans held for sale, partially offset by a decrease in income (loss) from derivatives instruments, net. Investment advisory income was $2.3 million in the second quarter of 2019, $416 thousand higher than the second quarter of 2018. The increase was primarily driven by the June 2018 acquisition of HNP Capital.  The increase in ATM and debit card was driven by an increase in consumer debit card activity. The increase in net gain on sale of loans held for sale was driven by an increase in the number and value of transactions executed in the quarter. A loss from derivative instruments of $45 thousand was recognized in the second quarter of 2019 driven by significantly lower volume of new interest rate swap transactions. As a result, the income recognized from new transactions was more than offset by the credit valuation adjustment associated with our interest rate swap portfolio.

Noninterest expense in the second quarter of 2019 totaled $25.0 million compared with $23.4 million in the second quarter of 2018. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits and advertising and promotions expenses. The increase in salaries and employee benefits was a result of investments in Bank personnel and the 2018 acquisition of HNP Capital.  The increase in advertising and promotions expense was related to the timing of expenses for the Five Star Bank branding campaign.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 9.95%, and 12.57%, respectively, at June 30, 2019. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 78% of revenue during the six months ended June 30, 2019. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income per consolidated statements of income	$42,648	$37,013	$84,162	$72,490
Adjustment to fully taxable equivalent basis	289	359	591	725
Interest income adjusted to a fully taxable equivalent basis	42,937	37,372	84,753	73,215
Interest expense per consolidated statements of income	10,184	6,783	19,906	12,558
Net interest income on a taxable equivalent basis	$32,753	$30,589	$64,847	$60,657

Analysis of Net Interest Income for the Three Months Ended June 30, 2019 and 2018

Net interest income on a taxable equivalent basis for the three months ended June 30, 2019, was $32.8 million, an increase of $2.2 million versus the comparable quarter last year of $30.6 million. The increase in net interest income was due primarily to an increase in average earning assets of $124.4 million or 3% compared to the second quarter of 2018.

The net interest margin for the second quarter of 2019 was 3.28%, 12-basis points higher than 3.16% for the same period in 2018. This comparable period increase was a function of a 10-basis point higher contribution from net free funds and a two-basis point increase in the interest rate spread. The higher interest rate spread was a result of a 43-basis point increase in the yield on average interest-earning assets and a 41-basis point increase in the cost of average interest-bearing liabilities.

For the second quarter of 2019, the yield on average earning assets of 4.29% was 43 basis points higher than the second quarter of 2018 of 3.86%. Loan yields increased 39 basis points during the second quarter of 2019 to 4.82% from 4.43%. The yield on investment securities increased six basis points during the second quarter of 2019 to 2.38% from 2.32%. Overall, the earning asset rate changes increased interest income by $2.9 million during the second quarter of 2019 and a favorable volume variance increased interest income by $2.7 million, which collectively drove a $5.6 million increase in interest income.

Average interest-earning assets were $4.01 billion for the second quarter of 2019 compared to $3.88 billion for the second quarter of 2018, an increase of $124.4 million or 3% from the comparable quarter last year, with average loans up $307.8 million from $2.84 billion to $3.14 billion and average securities down $167.2 million from $1.01 billion to $845.6 million. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $265.0 million from $1.32 billion to $1.59 billion or 20% from the second quarter of 2018. Loans represented 78.4% of average interest-earning assets during the second quarter of 2019 compared to 73.0% during the second quarter of 2018. The increase in the volume of average loans resulted in a $3.8 million increase in interest income, in addition to a $2.7 million increase due to the favorable rate variance. Securities represented 21.1% of average interest-earning assets during second quarter of 2019 compared to 26.1% during the second quarter of 2018. The decrease in the volume of average securities resulted in a $992 thousand decrease in interest income, partially offset by a $149 thousand increase due to the favorable rate variance.

The cost of average interest-bearing liabilities of 1.31% in the second quarter of 2019 compared to 0.90% in the second quarter of 2018 was 41-basis points higher than the second quarter of 2018. The cost of average interest-bearing deposits increased 42 basis points from 0.65% to 1.07% and the cost of short-term borrowings increased 70 basis points from 2.01% to 2.71% in the second quarter of 2019 compared to the same quarter of 2018. The increase in the cost of short-term borrowings was a result of increases in the federal funds rate. The cost of long-term borrowings for the second quarter of 2019 decreased one basis point from 6.31% to 6.30% in the second quarter of 2019 compared to the same quarter of 2018. Overall, interest-bearing liability rate and volume increases resulted in $3.4 million of higher interest expense.

Average interest-bearing liabilities of $3.12 billion in the second quarter of 2019 were $80.4 million or 3% higher than the second quarter of 2018. On average, interest-bearing deposits grew $137.9 million from $2.62 billion to $2.75 billion, while noninterest-bearing demand deposits (a principal component of net free funds) were up $15.1 million from $699.1 million to $714.2 million. The increase in average deposits was due to successful business development efforts in retail banking, and an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $3.1 million of higher interest expense during the second quarter of 2019. Average borrowings decreased $57.5 million from $420.2 million to $362.7 million compared to the second quarter of 2018. Overall, short and long-term borrowing rate and volume changes resulted in $276 thousand of higher interest expense during the second quarter of 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Net Interest Income for the Six Months Ended June 30, 2019 and 2018

Net interest income on a taxable equivalent basis for the six months ended June 30, 2019, was $64.8 million, an increase of $4.2 million versus the comparable period last year of $60.6 million. The increase in net interest income was due primarily to an increase in average earning assets of $150.1 million or 4% compared to the first six months of 2018.

The net interest margin for the first six months of 2019 was 3.26%, nine-basis points higher than 3.17% for the same period in 2018. This comparable period increase was a function of a 10-basis point higher contribution from net free funds, partially offset by an one-basis point decrease in interest rate spread. The lower interest rate spread was a result of a 44-basis point increase in the yield on average interest-earning assets and a 45-basis point increase in the cost of average interest-bearing liabilities.

For the first six months of 2019, the yield on average earning assets of 4.26% was 44 basis points higher than the first six months of 2018 of 3.82%. Loan yields increased 41 basis points during the first six months of 2019 to 4.80% from 4.39%. The yield on investment securities increased six basis points during the first six months of 2019 to 2.38% from 2.32%. Overall, the earning asset rate changes increased interest income by $5.8 million during the first six months of 2019 and a favorable volume variance increased interest income by $5.7 million, which collectively drove a $11.5 million increase in interest income.

Average interest-earning assets were $4.00 billion for the first six months of 2019 compared to $3.85 billion for the first six months of 2018, an increase of $150.1 million or 4% from the comparable period last year, with average loans up $317.9 million from $2.80 billion to $3.12 billion and average securities down $157.6 million from $1.02 billion to $866.1 million. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $257.7 million from $1.30 billion to $1.56 billion or 20% from the first six months of 2018. Loans represented 77.9% of average interest-earning assets during the first six months of 2019 compared to 72.7% during the first six months of 2018. The increase in the volume of average loans resulted in a $7.7 million increase in interest income, in addition to a $5.5 million increase due to the favorable rate variance. Securities represented 21.6% of average interest-earning assets during first six months of 2019 compared to 26.6% during the first six months of 2018. The decrease in the volume of average securities resulted in an $1.9 million decrease in interest income, partially offset by a $266 thousand increase due to the favorable rate variance.

The cost of average interest-bearing liabilities of 1.29% in the first six months of 2019 compared to 0.84% in the first six months of 2018 was 45-basis points higher than the first six months of 2018. The cost of average interest-bearing deposits increased 45 basis points from 0.60% to 1.05% and the cost of short-term borrowings increased 87 basis points from 1.84% to 2.71% in the first six months of 2019 compared to the same period of 2018. The increase in the cost of short-term borrowings was a result of increases in the federal funds rate. The cost of long-term borrowings for the first six months of 2019 decreased one basis point from 6.31% to 6.30% in the first six months of 2019 compared to the same period of 2018. Overall, interest-bearing liability rate and volume increases resulted in $7.3 million of higher interest expense.

Average interest-bearing liabilities of $3.11 billion in the first six months of 2019 were $92.2 million or 3% higher than the first six months of 2018. On average, interest-bearing deposits grew $153.5 million from $2.58 billion to $2.73 billion, while noninterest-bearing demand deposits (a principal component of net free funds) were up $27.1 million from $693.6 million to $720.7 million. The increase in average deposits was due to successful business development efforts in retail banking, and an increase in deposits from our CDARS and ICS programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $6.5 million of higher interest expense during the first six months of 2019. Average borrowings decreased $61.3 million from $435.5 million to $374.2 million compared to the first six months of 2018. Overall, short and long-term borrowing rate and volume changes resulted in $880 thousand of higher interest expense during the first six months of 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended June 30,
	2019			2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$18,145	$89	1.98%	$34,357	$145	1.71%
Investment securities (1):
Taxable	621,936	3,664	2.36	738,096	4,175	2.26
Tax-exempt (2)	223,688	1,377	2.46	274,750	1,709	2.49
Total investment securities	845,624	5,041	2.38	1,012,846	5,884	2.32
Loans:
Commercial business	577,884	7,764	5.39	481,045	5,844	4.87
Commercial mortgage	1,010,544	13,177	5.23	842,422	10,302	4.91
Residential real estate loans	540,390	5,194	3.85	483,577	4,548	3.76
Residential real estate lines	107,826	1,423	5.29	113,948	1,305	4.59
Consumer indirect	891,967	9,761	4.39	899,069	8,835	3.94
Other consumer	15,721	488	12.44	16,449	509	12.43
Total loans	3,144,332	37,807	4.82	2,836,510	31,343	4.43
Total interest-earning assets	4,008,101	42,937	4.29	3,883,713	37,372	3.86
Less: Allowance for loan losses	(34,365)			(36,661)
Other noninterest-earning assets	326,518			295,683
Total assets	$4,300,254			$4,142,735
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$660,747	$346	0.21%	$677,582	$227	0.13%
Savings and money market	996,878	1,098	0.44	1,032,425	659	0.26
Time deposits	1,096,544	5,934	2.17	906,271	3,367	1.49
Total interest-bearing deposits	2,754,169	7,378	1.07	2,616,278	4,253	0.65
Short-term borrowings	323,461	2,189	2.71	381,043	1,912	2.01
Long-term borrowings	39,227	617	6.30	39,156	618	6.31
Total borrowings	362,688	2,806	3.10	420,199	2,530	2.41
Total interest-bearing liabilities	3,116,857	10,184	1.31	3,036,477	6,783	0.90
Noninterest-bearing demand deposits	714,205			699,112
Other noninterest-bearing liabilities	53,781			22,876
Shareholders’ equity	415,411			384,270
Total liabilities and shareholders’ equity	$4,300,254			$4,142,735
Net interest income (tax-equivalent)		$32,753			$30,589
Interest rate spread			2.98%			2.96%
Net earning assets	$891,244			$847,236
Net interest margin (tax-equivalent)			3.28%			3.16%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.59%			127.90%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21% for each of the three-month periods ended June 30, 2019 and 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2019			2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$18,050	$191	2.14%	$28,183	$223	1.60%
Investment securities (1):
Taxable	637,655	7,471	2.34	746,054	8,438	2.26
Tax-exempt (2)	228,483	2,818	2.47	277,723	3,453	2.49
Total investment securities	866,138	10,289	2.38	1,023,777	11,891	2.32
Loans:
Commercial business	562,618	15,007	5.38	467,225	11,067	4.78
Commercial mortgage	994,271	25,750	5.22	831,925	20,168	4.89
Residential real estate loans	534,986	10,323	3.86	477,130	8,936	3.75
Residential real estate lines	108,673	2,850	5.29	114,776	2,562	4.50
Consumer indirect	901,556	19,361	4.33	892,433	17,351	3.92
Other consumer	15,972	982	12.40	16,712	1,017	12.28
Total loans	3,118,076	74,273	4.80	2,800,201	61,101	4.39
Total interest-earning assets	4,002,264	84,753	4.26	3,852,161	73,215	3.82
Less: Allowance for loan losses	(34,498)			(36,035)
Other noninterest-earning assets	323,904			298,713
Total assets	$4,291,670			$4,114,839
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$664,577	$682	0.21%	$674,802	$430	0.13%
Savings and money market	981,439	2,083	0.43	1,022,554	1,111	0.22
Time deposits	1,086,670	11,412	2.12	881,863	6,168	1.41
Total interest-bearing deposits	2,732,686	14,177	1.05	2,579,219	7,709	0.60
Short-term borrowings	334,939	4,494	2.71	396,317	3,613	1.84
Long-term borrowings	39,218	1,235	6.30	39,147	1,236	6.31
Total borrowings	374,157	5,729	3.08	435,464	4,849	2.24
Total interest-bearing liabilities	3,106,843	19,906	1.29	3,014,683	12,558	0.84
Noninterest-bearing demand deposits	720,727			693,648
Other noninterest-bearing liabilities	55,876			23,938
Shareholders’ equity	408,224			382,570
Total liabilities and shareholders’ equity	$4,291,670			$4,114,839
Net interest income (tax-equivalent)		$64,847			$60,657
Interest rate spread			2.97%			2.98%
Net earning assets	$895,421			$837,478
Net interest margin (tax-equivalent)			3.26%			3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.82%			127.78%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21% for each of the six-month periods ended June 30, 2019 and 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended June 30, 2019 vs. 2018			Six months ended June 30, 2019 vs. 2018
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(77)	$21	$(56)	$(94)	$62	$(32)
Investment securities:
Taxable	(678)	167	(511)	(1,261)	294	(967)
Tax-exempt	(314)	(18)	(332)	(607)	(28)	(635)
Total investment securities	(992)	149	(843)	(1,868)	266	(1,602)
Loans:
Commercial business	1,258	662	1,920	2,436	1,504	3,940
Commercial mortgage	2,158	717	2,875	4,135	1,447	5,582
Residential real estate loans	544	102	646	1,110	277	1,387
Residential real estate lines	(73)	191	118	(142)	430	288
Consumer indirect	(71)	997	926	179	1,831	2,010
Other consumer	(23)	2	(21)	(45)	10	(35)
Total loans	3,793	2,671	6,464	7,673	5,499	13,172
Total interest income	2,724	2,841	5,565	5,711	5,827	11,538
Interest expense:
Deposits:
Interest-bearing demand	(6)	125	119	(7)	259	252
Savings and money market	(24)	463	439	(47)	1,019	972
Time deposits	809	1,758	2,567	1,660	3,584	5,244
Total interest-bearing deposits	779	2,346	3,125	1,606	4,862	6,468
Short-term borrowings	(320)	597	277	(625)	1,506	881
Long-term borrowings	1	(2)	(1)	2	(3)	(1)
Total borrowings	(319)	595	276	(623)	1,503	880
Total interest expense	460	2,941	3,401	983	6,365	7,348
Net interest income	$2,264	$(100)	$2,164	$4,728	$(538)	$4,190

Provision for Loan Losses

The provision for loan losses for the three and six months ended June 30, 2019 was $2.4 million and $3.5 million, respectively, compared to $40 thousand and $3.0 million for the corresponding periods in 2018. The provision for loan losses varies based primarily on loan growth, net charge-offs, collateral values and qualitative factors.

See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service charges on deposits	$1,756	$1,703	$3,436	$3,441
Insurance income	872	1,018	2,250	2,417
ATM and debit card	1,739	1,531	3,182	2,952
Investment advisory	2,327	1,911	4,543	3,689
Company owned life insurance	424	443	834	893
Investments in limited partnerships	144	123	376	691
Loan servicing	104	108	214	223
Income (loss) from derivative instruments, net	(45)	176	123	347
Net gain on sale of loans held for sale	407	131	589	227
Net gain on investment securities	166	7	113	7
Net gain on other assets	9	9	58	12
Other	1,330	1,247	2,635	2,415
Total noninterest income	$9,233	$8,407	$18,353	$17,314

Insurance income was $872 thousand and $2.3 million for the three and six months ended June 30, 2019, respectively, compared to $1.0 million and $2.4 million for the three and six months ended June 30, 2018, respectively. The decrease was primarily due to higher contingent and transaction revenue in the prior year periods.

ATM and debit card income was $1.7 million and $3.2 million for the three and six months ended June 30, 2019, respectively, compared to $1.5 million and $3.0 million for the three and six months ended June 30, 2018, respectively. The increase was primarily due to an increase in consumer debit card activity.

Investment advisory income was $2.3 million and $4.5 million for the three and six months ended June 30, 2019, respectively, compared to $1.9 million and $3.7 million for the three and six months ended June 30, 2018, respectively.  The increase reflects higher assets under management driven by the acquisition of HNP Capital in the second quarter of 2018.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income from these equity method investments fluctuates based on the maturity and performance of the underlying investments.

A loss from derivative instruments of $45 thousand was recognized in the second quarter of 2019 driven by significantly lower volume of new interest rate swap transactions. As a result, the income recognized from new transactions was more than offset by the credit valuation adjustment associated with our interest rate swap portfolio.

Net gain on sale of loans held for sale for the three and six months ended June 30, 2019 totaled $407 thousand and $589 thousand, respectively, compared to $131 thousand and $227 thousand during the three and six months ended June 30, 2018, respectively. The income from the sale of loans held for sale fluctuates based on the timing of loan and sale closings.

During the first six months of 2019, we recognized net gains on investment securities totaling $113 thousand from the sale of ten agency securities and four mortgage-backed securities. During the first six months of 2018, we recognized net gains on investment securities totaling $7 thousand from the sale of four mortgage-backed securities. The amount and timing of our sale of investment securities is dependent on several factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Salaries and employee benefits	$13,249	$12,871	$27,250	$26,300
Occupancy and equipment	4,326	4,167	8,912	8,574
Professional services	932	896	2,090	1,779
Computer and data processing	1,350	1,358	2,573	2,593
Supplies and postage	498	548	1,032	1,060
FDIC assessments	486	480	998	988
Advertising and promotions	1,086	721	1,606	1,698
Amortization of intangibles	316	305	639	593
Other	2,760	2,102	5,074	3,967
Total noninterest expense	$25,003	$23,448	$50,174	$47,552

Salaries and employee benefits expense increased by $950 thousand to $27.3 million in the first six months of 2019 compared to $26.3 million during the same period in 2018. Salaries and employee benefits expense increased by $378 thousand to $13.2 million in the second quarter of 2019 compared to $12.9 million during the same period in 2018. The increases were primarily due to investments in Bank personnel and the acquisition of HNP Capital in the second quarter of 2018.

Occupancy and equipment expense increased $338 thousand to $8.9 million in the first six months of 2019 compared to $8.6 million during the same period in 2018, primarily as a result of investments in software and facilities.

Professional services expense increased $311 thousand to $2.1 million when comparing the first six months of 2019 to the same period in 2018, primarily as a result of the timing of fees for consulting and advisory projects.

Advertising and promotions expense of $1.1 million was $365 thousand higher than the second quarter of 2018 as a result of the timing of expenses related to the Five Star Bank branding campaign.

Our efficiency ratio for the first six months of 2019 was 60.39% compared with 60.99% for the first six months of 2018. The lower efficiency ratio is a result of the higher net interest income associated with our organic growth initiatives. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the six months ended June 30, 2019, we recorded income tax expense of $6.0 million, versus $5.2 million for the same period in the prior year. The effective tax rates for the first six months of 2019 and 2018 were 20.7% and 19.6%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate for 2019 and 2018 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$109,621	$111,186	$155,102	$152,028
Mortgage-backed securities:
Agency mortgage-backed securities	292,676	294,633	300,480	292,882
Non-Agency mortgage-backed securities	—	690	—	767
Total available for sale securities	402,297	406,509	455,582	445,677
Securities held to maturity:
State and political subdivisions	200,274	203,782	234,845	234,510
Mortgage-backed securities	198,336	197,623	211,736	205,071
Total held to maturity securities	398,610	401,405	446,581	439,581
Total investment securities	$800,907	$807,914	$902,163	$885,258

The available for sale (“AFS”) investment securities portfolio decreased $39.2 million from $445.7 million at December 31, 2018 to $406.5 million at June 30, 2019. The AFS portfolio had net unrealized gains totaling $4.2 million and net unrealized losses of $9.9 million at June 30, 2019 and December 31, 2018, respectively. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of June 30, 2019. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—%	$55,259	2.34%	$54,362	2.39%	$—	—%	$109,621	2.37%
Mortgage-backed securities	21,794	1.47	49,759	2.37	119,445	2.58	101,678	2.44	292,676	2.41
	21,794	1.47	105,018	2.36	173,807	2.52	101,678	2.44	402,297	2.40
Held to maturity debt securities:
State and political subdivisions	47,189	2.40	129,492	2.05	23,593	1.87	—	—	200,274	2.11
Mortgage-backed securities	—	—	2,426	2.30	34,658	1.81	161,252	2.57	198,336	2.43
	47,189	2.40	131,918	2.05	58,251	1.83	161,252	2.57	398,610	2.27
Total investment securities	$68,983	2.10%	$236,936	2.19%	$232,058	2.35%	$262,930	2.52%	$800,907	2.34%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors for available for sale securities is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. There were no securities deemed to be OTTI during the six months ended June 30, 2019 and 2018.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	June 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Commercial business	$594,923	18.9%	$557,861	18.1%
Commercial mortgage	1,010,071	32.0	958,194	31.0
Total commercial	1,604,994	50.9	1,516,055	49.1
Residential real estate loans	546,031	17.4	524,155	17.0
Residential real estate lines	108,006	3.4	109,718	3.6
Consumer indirect	876,116	27.8	919,917	29.8
Other consumer	16,537	0.5	16,753	0.5
Total consumer	1,546,690	49.1	1,570,543	50.9
Total loans	3,151,684	100.0%	3,086,598	100.0%
Less: Allowance for loan losses	34,434		33,914
Total loans, net	$3,117,250		$3,052,684

Total loans increased $65.1 million to $3.15 billion at June 30, 2019 from $3.09 billion at December 31, 2018. The increase in loans was attributable to our organic growth initiatives.

Commercial loans increased $88.9 million during the six months ended June 30, 2019 and represented 50.9% of total loans as of June 30, 2019 as a result of our continued commercial business development efforts.

The consumer indirect portfolio totaled $876.1 million and represented 27.8% of total loans as of June 30, 2019. During the first six months of 2019, we originated $158.5 million in indirect auto loans with a mix of approximately 33% new auto and 67% used auto. During the first six months of 2018, we originated $208.6 million in indirect auto loans with a mix of approximately 39% new auto and 61% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $2.0 million and $2.9 million as of June 30, 2019 and December 31, 2018, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $177.8 million and $171.5 million as of June 30, 2019 and December 31, 2018, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Allowance for loan losses, beginning of period	$33,327	$35,594	$33,914	$34,672
Charge-offs:
Commercial business	138	336	268	441
Commercial mortgage	3	—	3	4
Residential real estate loans	87	10	118	29
Residential real estate lines	2	7	2	101
Consumer indirect	2,700	2,621	5,682	5,615
Other consumer	243	235	552	668
Total charge-offs	3,173	3,209	6,625	6,858
Recoveries:
Commercial business	128	77	231	197
Commercial mortgage	—	1	17	8
Residential real estate loans	11	63	17	132
Residential real estate lines	3	12	5	15
Consumer indirect	1,678	1,304	3,102	2,634
Other consumer	106	73	226	166
Total recoveries	1,926	1,530	3,598	3,152
Net charge-offs	1,247	1,679	3,027	3,706
Provision for loan losses	2,354	40	3,547	2,989
Allowance for loan losses, end of period	$34,434	$33,955	$34,434	$33,955

Net loan charge-offs to average loans (annualized)	0.16%	0.24%	0.20%	0.27%
Allowance for loan losses to total loans	1.09%	1.17%	1.09%	1.17%
Allowance for loan losses to non-performing loans	300%	349%	300%	349%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of June 30, 2019.

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

Net charge-offs of $1.2 million in the second quarter of 2019 represented 0.16% of average loans on an annualized basis compared to $1.7 million, or 0.24%, in the second quarter of 2018. For the six months ended June 30, 2019, net charge-offs of $3.0 million represented 0.20% of average loans, compared to $3.7 million or 0.27% of average loans for the same period in 2018. The decrease in net charge-offs in the three and six months ended June 30, 2019 is primarily due to improved credit quality of our outstanding loan portfolio. The allowance for loan losses was $34.4 million at June 30, 2019, compared with $33.9 million at December 31, 2018. The ratio of the allowance for loan losses to total loans was 1.09% and 1.10% at June 30, 2019 and December 31, 2018, respectively. The ratio of allowance for loan losses to non-performing loans was 300% at June 30, 2019, compared with 475% at December 31, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	June 30, 2019	December 31, 2018
Nonaccrual loans:
Commercial business	$638	$912
Commercial mortgage	6,836	1,586
Residential real estate loans	2,283	2,391
Residential real estate lines	282	255
Consumer indirect	1,399	1,989
Other consumer	20	—
Total nonaccrual loans	11,458	7,133
Accruing loans 90 days or more delinquent	5	8
Total non-performing loans	11,463	7,141
Foreclosed assets	37	230
Total non-performing assets	$11,500	$7,371
Non-performing loans to total loans	0.36%	0.23%
Non-performing assets to total assets	0.27%	0.17%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the period was as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Nonaccrual loans, beginning of period	$5,802	$7,133
Additions	10,693	15,921
Payments	(1,644)	(4,125)
Charge-offs	(3,019)	(6,232)
Returned to accruing status	(306)	(1,171)
Transferred to other real estate or repossessed assets	(68)	(68)
Nonaccrual loans, end of period	$11,458	$11,458

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at June 30, 2019 were $11.5 million, an increase of $4.1 million from the $7.4 million balance at December 31, 2018. The increase was primarily the result of the internal downgrade of one commercial credit relationship with an unpaid principal balance of $5.6 million. The primary component of non-performing assets is non-performing loans, which were $11.5 million or 0.36% of total loans at June 30, 2019, compared with $7.1 million or 0.23% of total loans at December 31, 2018.

Approximately $670 thousand, or 6%, of the $11.5 million in non-performing loans as of June 30, 2019 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $325 thousand and $546 thousand at June 30, 2019 and December 31, 2018, respectively. We had one TDR of $568 thousand that was accruing interest as of June 30, 2019 and one TDR of $580 thousand that was accruing interest as of December 31, 2018.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented one property totaling $37 thousand at June 30, 2019 and three properties totaling $230 thousand at December 31, 2018.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $12.1 million and $11.9 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2019 and December 31, 2018, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	June 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$719,150	20.7%	$755,460	22.4%
Interest-bearing demand	677,846	19.5	622,482	18.5
Savings and money market	966,509	27.9	968,897	28.8
Time deposits < $250,000	894,057	25.7	810,434	24.1
Time deposits of $250,000 or more	214,427	6.2	209,634	6.2
Total deposits	$3,471,989	100.0%	$3,366,907	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2019, total deposits were $3.47 billion, representing an increase of $105.1 million from December 31, 2018. Time deposits were approximately 32% and 30% of total deposits at June 30, 2019 and December 31, 2018, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.15 billion and $2.16 billion at June 30, 2019 and December 31, 2018, respectively, and represented 62% and 64% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $889.7 million and $832.1 million at June 30, 2019 and December 31, 2018, respectively, and represented 26% and 25% of total deposits as of the end of each period, respectively. The increase in public deposits during 2019 was due largely to successful business development efforts.

We also participate in CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all CDARS and ICS deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of EGRRCPA, reciprocal CDARS and ICS deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits.  CDARS deposits and ICS deposits, the majority of which were reciprocal, totaled $304.2 million and $128.4 million, respectively, at June 30, 2019, compared to $224.9 million and $149.6 million, respectively, at December 31, 2018, and collectively represented 12% and 11% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	June 30,	December 31,
	2019	2018
Short-term borrowings - FHLB	$299,500	$405,500
Short-term borrowings - Other	9,000	64,000
Long-term borrowings - Subordinated notes, net	39,237	39,202
Total borrowings	$347,737	$508,702

MANAGEMENT’S DISCUSSION AND ANALYSIS

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at June 30, 2019 consisted of $112.0 million in overnight borrowings and $187.5 million in short-term borrowings. The maximum amount of short-term FHLB borrowings outstanding at any month-end during the six months ended June 30, 2019 was $380.3 million. Short-term FHLB borrowings at December 31, 2018 consisted of $200.0 million in overnight borrowings and $205.5 million in short-term borrowings.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $59.9 million of immediate credit capacity with the FHLB as of June 30, 2019. We had approximately $670.7 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at June 30, 2019. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of June 30, 2019 and December 31, 2018, with $9.0 million and $64.0 million outstanding, respectively. Additionally, we had approximately $91.2 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At June 30, 2019, no amounts have been drawn on the line of credit.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $299.5 million outstanding at June 30, 2019. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $730.7 million from various funding sources which include the FHLB, the FRB, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2019. The line of credit has a one-year term and matures in May 2019. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $109.0 million as of June 30, 2019, up $6.2 million from $102.8 million as of December 31, 2018. Net cash provided by operating activities totaled $29.1 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash provided by investing activities totaled $41.7 million, which included inflows of $111.0 million from net investment securities transactions and $21.1 million from the sale of indirect loans, and was partially offset by outflows of $89.0 million for net loan originations. Net cash used in financing activities of $64.6 million was attributed to a $161.0 million decrease in short-term borrowings and by $8.5 million in dividend payments, partially offset by a $105.1 million increase in deposits.

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

Shareholders’ equity was $422.4 million at June 30, 2019, an increase of $26.1 million from $396.3 million at December 31, 2018. Net income for the six months ended June 30, 2019 increased shareholders’ equity by $22.9 million, which was partially offset by common and preferred stock dividends declared of $8.7 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $8.1 million during the first six months of 2019 due primarily to lower net unrealized losses on securities available for sale, partially offset by a reclassification of certain income tax effects to retained earnings.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015 and was fully phased-in on January 1, 2019. As of June 30, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The following table reflects the ratios and their components (dollars in thousands):

	June 30,	December 31,
	2019	2018
Common shareholders’ equity	$405,026	$378,965
Less: Goodwill and other intangible assets	72,648	73,291
Net unrealized gain (loss) on investment securities (1)	2,292	(7,769)
Hedging derivative instruments	(636)	(276)
Net periodic pension and postretirement benefits plan adjustments	(14,816)	(13,236)
Other	—	—
Common Equity Tier 1 (“CET1”) Capital	345,538	326,955
Plus: Preferred stock	17,328	17,328
Less: Other	—	—
Tier 1 Capital	362,866	344,283
Plus: Qualifying allowance for loan losses	34,434	33,914
Subordinated Notes	39,237	39,202
Total regulatory capital	$436,537	$417,399
Adjusted average total assets (for leverage capital purposes)	$4,243,093	$4,218,972
Total risk-weighted assets	$3,473,015	$3,371,541
Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.55%	8.16%
CET1 Capital (CET1 capital to total risk-weighted assets)	9.95	9.70
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.45	10.21
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.57	12.38

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

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

The following table presents actual and required capital ratios as of June 30, 2019 and December 31, 2018 for the Company and the Bank under the BCBS Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the BCBS Capital Rules and the minimum required capital levels as of January 1, 2019 when the BCBS Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the BCBS Capital Rules (in thousands):

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased-in		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Tier 1 leverage:
Company	$362,866	8.55%	$169,724	4.00%	$169,724	4.00%	$212,155	5.00%
Bank	390,366	9.22	169,368	4.00	169,368	4.00	211,710	5.00
CET1 capital:
Company	345,537	9.95	243,111	7.00	243,111	7.00	225,746	6.50
Bank	390,366	11.27	242,521	7.00	242,521	7.00	225,198	6.50
Tier 1 capital:
Company	362,866	10.45	295,206	8.50	295,206	8.50	277,841	8.00
Bank	390,366	11.27	294,490	8.50	294,490	8.50	277,167	8.00
Total capital:
Company	436,537	12.57	364,667	10.50	364,667	10.50	347,301	10.00
Bank	424,800	12.26	363,782	10.50	363,782	10.50	346,459	10.00
December 31, 2018
Tier 1 leverage:
Company	$344,283	8.16%	$168,759	4.00%	$168,759	4.00%	$210,949	5.00%
Bank	372,939	8.86	168,335	4.00	168,335	4.00	210,419	5.00
CET1 capital:
Company	326,955	9.70	214,936	6.38	236,008	7.00	219,150	6.50
Bank	372,939	11.09	214,286	6.38	235,294	7.00	218,488	6.50
Tier 1 capital:
Company	344,283	10.21	265,509	7.88	286,581	8.50	269,723	8.00
Bank	372,939	11.09	264,706	7.88	285,715	8.50	268,908	8.00
Total capital:
Company	417,399	12.38	332,940	9.88	354,012	10.50	337,154	10.00
Bank	406,853	12.10	331,933	9.88	352,942	10.50	336,135	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2018 to June 30, 2019. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending June 30, 2020 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-200 bp	-100 bp	+100 bp	+200 bp
Estimated change in net interest income	$(4,095)	$(917)	$(1,536)	$(2,923)
% Change	(3.07)%	(0.69)%	(1.15)%	(2.19)%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2019 and December 31, 2018 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2019 and December 31, 2018. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	June 30, 2019			December 31, 2018
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$632,575			$557,468
- 200 Basis Points	636,184	$3,609	0.57%	599,223	$41,755	7.49%
- 100 Basis Points	645,135	12,560	1.99	568,602	11,134	2.00
+ 100 Basis Points	603,091	(29,484)	(4.66)	523,577	(33,891)	(6.08)
+ 200 Basis Points	563,514	(69,061)	(10.92)	485,798	(71,670)	(12.86)

The increase in the Pre-Shock Scenario EVE at June 30, 2019 compared to December 31, 2018 resulted primarily from a more favorable valuation of non-maturity deposits and certain fixed rate assets that reflected alternative funding rate changes used for discounting future cash flows. The increase in the +200 basis point Rate Shock Scenario EVE also reflects this more favorable valuation of non-maturity deposits and certain fixed rate assets.

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings

The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 8, 2019.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

On April 26, 2019, the Company issued 43,378 shares of its common stock (the “Earn-out Shares”) at a fair value price of $26.53 per share in satisfaction of a partial earn-out payment obligation to the former equity owners of Courier Capital as partial consideration for the merger of Courier Capital into a wholly owned subsidiary of the Company. The issuance of the Earn-out Shares was completed in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, as the issuance did not involve a public offering.

ITEM 6.      Exhibits

(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

3.1	Amended and Restated Bylaws of Financial Institutions, Inc., as adopted on June 19, 2019	Incorporated by reference to Exhibit 3.1 of the Form 8-K dated June 25, 2019

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, August 7, 2019
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Justin K. Bigham	, August 7, 2019
Justin K. Bigham
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, August 7, 2019
Sonia M. Dumbleton
Senior Vice President, Controller
(Principal Accounting Officer)