Form 10-Q
period 2019-09-30
FINANCIAL INSTITUTIONS INC
filed 2019-11-06
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2019

or

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

The registrant had 15,998,339 shares of Common Stock, $0.01 par value, outstanding as of October 31, 2019.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$136,815	$102,755
Securities available for sale, at fair value	395,441	445,677
Securities held to maturity, at amortized cost (fair value of $390,486 and $439,581, respectively)	386,305	446,581
Loans held for sale	6,398	2,868
Loans (net of allowance for loan losses of $31,668 and $33,914, respectively)	3,124,752	3,052,684
Company owned life insurance	68,433	67,116
Premises and equipment, net	41,387	42,839
Goodwill and other intangible assets, net	75,225	76,173
Other assets	97,981	75,005
Total assets	$4,332,737	$4,311,698
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$755,296	$755,460
Interest-bearing demand	707,153	622,482
Savings and money market	1,011,873	968,897
Time deposits	1,111,892	1,020,068
Total deposits	3,586,214	3,366,907
Short-term borrowings	211,400	469,500
Long-term borrowings, net of issuance costs of $745 and $798, respectively	39,255	39,202
Other liabilities	63,251	39,796
Total liabilities	3,900,120	3,915,405
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,847 shares issued	17,185	17,185
Total preferred equity	17,328	17,328
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 and 16,056,178 shares issued, respectively	161	161
Additional paid-in capital	124,322	122,704
Retained earnings	304,622	279,867
Accumulated other comprehensive loss	(11,734)	(21,281)
Treasury stock, at cost – 103,198 and 127,580 shares, respectively	(2,082)	(2,486)
Total shareholders’ equity	432,617	396,293
Total liabilities and shareholders’ equity	$4,332,737	$4,311,698

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$37,904	$33,750	$112,177	$94,851
Interest and dividends on investment securities	4,449	5,283	14,147	16,449
Other interest income	106	84	297	307
Total interest income	42,459	39,117	126,621	111,607
Interest expense:
Deposits	7,277	5,163	21,454	12,872
Short-term borrowings	2,081	2,434	6,575	6,047
Long-term borrowings	618	617	1,853	1,853
Total interest expense	9,976	8,214	29,882	20,772
Net interest income	32,483	30,903	96,739	90,835
Provision for loan losses	1,844	2,061	5,391	5,050
Net interest income after provision for loan losses	30,639	28,842	91,348	85,785
Noninterest income:
Service charges on deposits	1,925	1,813	5,361	5,254
Insurance income	1,439	1,501	3,689	3,918
ATM and debit card	1,801	1,557	4,983	4,509
Investment advisory	2,269	2,245	6,812	5,934
Company owned life insurance	459	440	1,293	1,333
Investments in limited partnerships	116	328	492	1,019
Loan servicing	102	96	316	319
Income from derivative instruments, net	890	336	1,013	683
Net gain on sale of loans held for sale	439	303	1,028	530
Net gain (loss) on investment securities	1,608	(95)	1,721	(88)
Net gain (loss) on other assets	(2)	37	56	49
Other	1,315	1,255	3,950	3,670
Total noninterest income	12,361	9,816	30,714	27,130
Noninterest expense:
Salaries and employee benefits	14,411	13,970	41,661	40,270
Occupancy and equipment	4,650	4,337	13,562	12,911
Professional services	1,528	1,353	3,618	3,132
Computer and data processing	1,378	1,291	3,951	3,884
Supplies and postage	522	485	1,554	1,545
FDIC assessments	7	498	1,005	1,486
Advertising and promotions	745	949	2,351	2,647
Amortization of intangibles	309	334	948	927
Other	2,336	2,304	7,410	6,271
Total noninterest expense	25,886	25,521	76,060	73,073
Income before income taxes	17,114	13,137	46,002	39,842
Income tax expense	4,281	2,560	10,247	7,807
Net income	$12,833	$10,577	$35,755	$32,035
Preferred stock dividends	365	365	1,096	1,096
Net income available to common shareholders	$12,468	$10,212	$34,659	$30,939
Earnings per common share (Note 3):
Basic	$0.78	$0.64	$2.17	$1.95
Diluted	$0.78	$0.64	$2.16	$1.94
Cash dividends declared per common share	$0.25	$0.24	$0.75	$0.72

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$12,833	$10,577	$35,755	$32,035
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	1,121	(1,736)	11,863	(10,493)
Hedging derivative instruments	43	85	(317)	208
Pension and post-retirement obligations	262	127	784	381
Total other comprehensive income (loss), net of tax	1,426	(1,524)	12,330	(9,904)
Comprehensive income	$14,259	$9,053	$48,085	$22,131

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and nine months ended September 30, 2019 and 2018

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2018	$17,328	$161	$122,704	$279,867	$(21,281)	$(2,486)	$396,293
Cumulative-effect adjustment	—	—	—	(710)	—	—	(710)
Balance at January 1, 2019	$17,328	$161	$122,704	$279,157	$(21,281)	$(2,486)	$395,583
Comprehensive income:
Net income	—	—	—	11,521	—	—	11,521
Other comprehensive income, net of tax	—	—	—	—	5,510	—	5,510
Reclassification of income tax effects	—	—	—	2,783	(2,783)	—	—
Purchases of common stock for treasury	—	—	—	—	—	(193)	(193)
Share-based compensation plans:
Share-based compensation	—	—	182	—	—	—	182
Restricted stock units released	—	—	(362)	—	—	362	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.25 per share	—	—	—	(3,985)	—	—	(3,985)
Balance at March 31, 2019	$17,328	$161	$122,524	$289,111	$(18,554)	$(2,317)	$408,253
Comprehensive income:
Net income	—	—	—	11,401	—	—	11,401
Other comprehensive income, net of tax	—	—	—	—	5,394	—	5,394
Common stock issued	—	—	1,151	—	—	—	1,151
Share-based compensation plans:
Share-based compensation	—	—	453	—	—	—	453
Restricted stock awards issued	—	—	(165)	—	—	165	—
Stock awards	—	—	17	—	—	46	63
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.25 per share	—	—	—	(3,995)	—	—	(3,995)
Balance at June 30, 2019	$17,328	$161	$123,980	$296,151	$(13,160)	$(2,106)	$422,354
Comprehensive income:
Net income	—	—	—	12,833	—	—	12,833
Other comprehensive income, net of tax	—	—	—	—	1,426	—	1,426
Purchases of common stock for treasury	—	—	—	—	—	(27)	(27)
Share-based compensation plans:
Share-based compensation	—	—	393	—	—	—	393
Restricted stock awards issued	—	—	(51)	—	—	51	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.25 per share	—	—	—	(3,997)	—	—	(3,997)
Balance at September 30, 2019	$17,328	$161	$124,322	$304,622	$(11,734)	$(2,082)	$432,617

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three and nine months ended September 30, 2019 and 2018

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2017	$17,329	$161	$121,058	$257,078	$(11,916)	$(2,533)	$381,177
Comprehensive income:
Net income	—	—	—	9,288	—	—	9,288
Other comprehensive loss, net of tax	—	—	—	—	(6,247)	—	(6,247)
Purchases of common stock for treasury	—	—	—	—	—	(113)	(113)
Share-based compensation plans:
Share-based compensation	—	—	302	—	—	—	302
Stock options exercised	—	—	(1)	—	—	77	76
Restricted stock awards forfeited	—	—	446	—	—	(446)	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.24 per share	—	—	—	(3,816)	—	—	(3,816)
Balance at March 31, 2018	$17,329	$161	$121,805	$262,185	$(18,163)	$(3,015)	$380,302
Comprehensive income:
Net income	—	—	—	12,170	—	—	12,170
Other comprehensive loss, net of tax	—	—	—	—	(2,133)	—	(2,133)
Share-based compensation plans:
Share-based compensation	—	—	457	—	—	—	457
Stock options exercised	—	—	(14)	—	—	247	233
Restricted stock awards issued	—	—	(143)	—	—	143	—
Stock awards	—	—	39	—	—	53	92
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.24 per share	—	—	—	(3,818)	—	—	(3,818)
Balance at June 30, 2018	$17,329	$161	$122,144	$270,171	$(20,296)	$(2,572)	$386,937
Comprehensive income:
Net income	—	—	—	10,577	—	—	10,577
Other comprehensive loss, net of tax	—	—	—	—	(1,524)	—	(1,524)
Share-based compensation plans:
Share-based compensation	—	—	338	—	—	—	338
Stock options exercised	—	—	(4)	—	—	15	11
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.24 per share	—	—	—	(3,820)	—	—	(3,820)
Balance at September 30, 2018	$17,329	$161	$122,478	$276,563	$(21,820)	$(2,557)	$392,154

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$35,755	$32,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,221	4,855
Net amortization of premiums on securities	1,253	1,931
Provision for loan losses	5,391	5,050
Share-based compensation	1,028	1,097
Deferred income tax expense (benefit)	1,268	(2,979)
Proceeds from sale of loans held for sale	28,106	20,906
Originations of loans held for sale	(30,751)	(20,824)
Income on company owned life insurance	(1,293)	(1,333)
Net gain on sale of loans held for sale	(1,028)	(530)
Net (gain) loss on investment securities	(1,721)	88
Net gain on other assets	(56)	(49)
(Increase) decrease in other assets	(6,768)	6,549
Increase in other liabilities	3,757	4,013
Net cash provided by operating activities	41,162	50,809
Cash flows from investing activities:
Purchases of available for sale securities	(103,627)	—
Purchases of held to maturity securities	(9,596)	(24,919)
Proceeds from principal payments, maturities and calls on available for sale securities	58,283	24,693
Proceeds from principal payments, maturities and calls on held to maturity securities	69,090	80,445
Proceeds from sales of securities available for sale	110,042	27,238
Net loan originations	(98,430)	(259,677)
Loans sold to others	21,077	—
Purchases of company owned life insurance, net of proceeds received	(24)	(7)
Proceeds from sales of other assets	360	460
Purchases of premises and equipment	(2,367)	(1,999)
Cash consideration paid for acquisition, net of cash acquired	—	(4,447)
Net cash provided by (used in) investing activities	44,808	(158,213)
Cash flows from financing activities:
Net increase in deposits	219,307	275,555
Net decrease in short-term borrowings	(258,100)	(138,000)
Purchases of common stock for treasury	(220)	(113)
Proceeds from stock options exercised	—	320
Cash dividends paid to common and preferred shareholders	(12,897)	(12,222)
Net cash (used in) provided by financing activities	(51,910)	125,540
Net increase in cash and cash equivalents	34,060	18,136
Cash and cash equivalents, beginning of period	102,755	99,195
Cash and cash equivalents, end of period	$136,815	$117,331

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

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the nine months ended September 30 (in thousands):

	2019	2018
Supplemental information:
Cash paid for interest	$28,672	$19,803
Cash paid for income taxes	8,666	3,790
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	159	596
Accrued and declared unpaid dividends	4,363	4,187
Decrease in net unsettled security purchases	(2,650)	—
Common stock issued for Courier Capital contingent earn-out	1,151	—
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	—	2,561
Fair value of liabilities assumed	—	128

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. Topic 326 eliminates the probable initial recognition threshold in current GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. We will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective (i.e., modified retrospective approach). As part of the Company’s evaluation process, it has established a steering committee and working group, including individuals from various functional areas, to assess processes and related controls, portfolio segmentation, model development, system requirements and needed resources.  The working group has engaged an advisory consultant to assist with documenting the methodologies that are expected to be utilized as well as performing parallel runs. The Company is finalizing policies, controls, processes and disclosures in preparation for the implementation of ASU 2016-13 on the effective date of January 1, 2020.  Due to the significant differences in the new authoritative guidance from existing GAAP, the implementation of this ASU is expected to have an impact on the Company’s statements of income and financial condition, and will be impacted by the Company’s loan and securities portfolios’ composition, attributes and quality in addition to prevailing economic conditions and forecasts at the time of adoption.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income available to common shareholders	$12,468	$10,212	$34,659	$30,939
Weighted average common shares outstanding:
Total shares issued	16,100	16,056	16,081	16,056
Unvested restricted stock awards	(4)	(4)	(4)	(9)
Treasury shares	(105)	(131)	(113)	(141)
Total basic weighted average common shares outstanding	15,991	15,921	15,964	15,906
Incremental shares from assumed:
Exercise of stock options	—	—	—	3
Vesting of restricted stock awards	65	43	53	42
Total diluted weighted average common shares outstanding	16,056	15,964	16,017	15,951
Basic earnings per common share	$0.78	$0.64	$2.17	$1.95
Diluted earnings per common share	$0.78	$0.64	$2.16	$1.94

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	—	—	—	—
Restricted stock awards	—	7	5	6
Total	—	7	5	6

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2019
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$71,522	$1,288	$14	$72,796
Mortgage-backed securities:
Federal National Mortgage Association	264,435	4,100	688	267,847
Federal Home Loan Mortgage Corporation	35,080	412	179	35,313
Government National Mortgage Association	4,523	70	—	4,593
Collateralized mortgage obligations:
Federal National Mortgage Association	9,269	—	34	9,235
Federal Home Loan Mortgage Corporation	5,016	—	17	4,999
Privately issued	—	658	—	658
Total mortgage-backed securities	318,323	5,240	918	322,645
Total available for sale securities	$389,845	$6,528	$932	$395,441
Securities held to maturity:
State and political subdivisions	$197,743	$3,529	$5	$201,267
Mortgage-backed securities:
Federal National Mortgage Association	10,798	229	1	11,026
Federal Home Loan Mortgage Corporation	4,048	95	26	4,117
Government National Mortgage Association	38,084	375	40	38,419
Collateralized mortgage obligations:
Federal National Mortgage Association	53,179	228	330	53,077
Federal Home Loan Mortgage Corporation	67,548	444	261	67,731
Government National Mortgage Association	14,905	42	98	14,849
Total mortgage-backed securities	188,562	1,413	756	189,219
Total held to maturity securities	$386,305	$4,942	$761	$390,486
December 31, 2018
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$155,102	$—	$3,074	$152,028
Mortgage-backed securities:
Federal National Mortgage Association	258,984	44	6,325	252,703
Federal Home Loan Mortgage Corporation	35,962	13	1,275	34,700
Government National Mortgage Association	5,364	21	76	5,309
Collateralized mortgage obligations:
Federal National Mortgage Association	133	—	—	133
Federal Home Loan Mortgage Corporation	37	—	—	37
Privately issued	—	767	—	767
Total mortgage-backed securities	300,480	845	7,676	293,649
Total available for sale securities	$455,582	$845	$10,750	$445,677

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018 (continued)
Securities held to maturity:
State and political subdivisions	$234,845	$876	$1,211	$234,510
Mortgage-backed securities:
Federal National Mortgage Association	11,602	8	261	11,349
Federal Home Loan Mortgage Corporation	4,583	—	193	4,390
Government National Mortgage Association	37,450	14	923	36,541
Collateralized mortgage obligations:
Federal National Mortgage Association	62,103	1	2,179	59,925
Federal Home Loan Mortgage Corporation	78,200	—	2,597	75,603
Government National Mortgage Association	17,798	—	535	17,263
Total mortgage-backed securities	211,736	23	6,688	205,071
Total held to maturity securities	$446,581	$899	$7,899	$439,581

Investment securities with a total fair value of $655.0 million and $751.0 million at September 30, 2019 and December 31, 2018, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Proceeds from sales	$65,427	$21,470	$110,042	$27,238
Gross realized gains	1,608	64	1,811	73
Gross realized losses	—	159	90	161

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2019 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$13,730	$13,702
Due from one to five years	79,480	80,736
Due after five years through ten years	169,611	172,994
Due after ten years	127,024	128,009
Total available for sale securities	$389,845	$395,441
Debt securities held to maturity:
Due in one year or less	$52,692	$53,043
Due from one to five years	128,065	130,679
Due after five years through ten years	51,848	52,333
Due after ten years	153,700	154,431
Total held to maturity securities	$386,305	$390,486

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2019
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$—	$8,986	$14	$8,986	$14
Mortgage-backed securities:
Federal National Mortgage Association	63,435	548	21,217	140	84,652	688
Federal Home Loan Mortgage Corporation	889	6	9,813	173	10,702	179
Government National Mortgage Association	—	—	—	—	—	—
Collateralized mortgage obligations:
Federal National Mortgage Association	5,178	34	16	—	5,194	34
Federal Home Loan Mortgage Corporation	4,966	17	—	—	4,966	17
Total mortgage-backed securities	74,468	605	31,046	313	105,514	918
Total available for sale securities	74,468	605	40,032	327	114,500	932
Securities held to maturity:
State and political subdivisions	2,011	5	—	—	2,011	5
Mortgage-backed securities:
Federal National Mortgage Association	—	—	1,078	1	1,078	1
Federal Home Loan Mortgage Corporation	—	—	2,621	26	2,621	26
Government National Mortgage Association	848	1	5,799	39	6,647	40
Collateralized mortgage obligations:
Federal National Mortgage Association	8,207	35	23,372	295	31,579	330
Federal Home Loan Mortgage Corporation	11,631	26	22,115	235	33,746	261
Government National Mortgage Association	3,575	52	3,875	46	7,450	98
Total mortgage-backed securities	24,261	114	58,860	642	83,121	756
Total held to maturity securities	26,272	119	58,860	642	85,132	761
Total temporarily impaired securities	$100,740	$724	$98,892	$969	$199,632	$1,693
December 31, 2018
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$152,028	$3,074	$152,028	$3,074
Mortgage-backed securities:
Federal National Mortgage Association	251	1	247,615	6,324	247,866	6,325
Federal Home Loan Mortgage Corporation	—	—	33,918	1,275	33,918	1,275
Government National Mortgage Association	—	—	4,667	76	4,667	76
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	56	—	56	—
Federal Home Loan Mortgage Corporation	—	—	6	—	6	—
Total mortgage-backed securities	251	1	286,262	7,675	286,513	7,676
Total available for sale securities	251	1	438,290	10,749	438,541	10,750

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2018 (continued)
Securities held to maturity:
State and political subdivisions	35,751	91	49,534	1,120	85,285	1,211
Mortgage-backed securities:
Federal National Mortgage Association	1,518	3	8,695	258	10,213	261
Federal Home Loan Mortgage Corporation	1,467	5	2,923	188	4,390	193
Government National Mortgage Association	11,783	82	22,516	841	34,299	923
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	57,973	2,179	57,973	2,179
Federal Home Loan Mortgage Corporation	—	—	75,603	2,597	75,603	2,597
Government National Mortgage Association	—	—	17,263	535	17,263	535
Total mortgage-backed securities	14,768	90	184,973	6,598	199,741	6,688
Total held to maturity securities	50,519	181	234,507	7,718	285,026	7,899
Total temporarily impaired securities	$50,770	$182	$672,797	$18,467	$723,567	$18,649

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2019 was 109 compared to 571 at December 31, 2018. At September 30, 2019, the Company had positions in 70 investment securities with a fair value of $98.9 million and a total unrealized loss of $969 thousand that have been in a continuous unrealized loss position for more than 12 months. At September 30, 2019, there were a total of 39 security positions in the Company’s investment portfolio with a fair value of $100.7 million and a total unrealized loss of $724 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2018, the Company had positions in 435 investment securities with a fair value of $672.8 million and a total unrealized loss of $18.5 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2018, there were a total of 136 security positions in the Company’s investment portfolio with a fair value of $50.8 million and a total unrealized loss of $182 thousand that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the nine months ended September 30, 2019 and 2018.

Based on management’s review and evaluation of the Company’s debt securities as of September 30, 2019, the debt securities with unrealized losses were not considered to be OTTI. As of September 30, 2019, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of September 30, 2019, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
September 30, 2019
Commercial business	$573,610	$845	$574,455
Commercial mortgage	1,037,304	(1,854)	1,035,450
Residential real estate loans	547,839	10,817	558,656
Residential real estate lines	104,545	3,070	107,615
Consumer indirect	834,968	28,646	863,614
Other consumer	16,467	163	16,630
Total	$3,114,733	$41,687	3,156,420
Allowance for loan losses			(31,668)
Total loans, net			$3,124,752
December 31, 2018
Commercial business	$557,040	$821	$557,861
Commercial mortgage	960,265	(2,071)	958,194
Residential real estate loans	514,981	9,174	524,155
Residential real estate lines	106,712	3,006	109,718
Consumer indirect	888,732	31,185	919,917
Other consumer	16,590	163	16,753
Total	$3,044,320	$42,278	3,086,598
Allowance for loan losses			(33,914)
Total loans, net			$3,052,684

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $6.4 million and $2.9 million as of September 30, 2019 and December 31, 2018, respectively.

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
September 30, 2019
Commercial business	$628	$—	$—	$628	$2,884	$570,098	$573,610
Commercial mortgage	286	—	—	286	2,867	1,034,151	1,037,304
Residential real estate loans	797	207	—	1,004	2,526	544,309	547,839
Residential real estate lines	173	46	—	219	182	104,144	104,545
Consumer indirect	2,672	592	—	3,264	1,326	830,378	834,968
Other consumer	73	6	3	82	—	16,385	16,467
Total loans, gross	$4,629	$851	$3	$5,483	$9,785	$3,099,465	$3,114,733
December 31, 2018
Commercial business	$227	$1	$—	$228	$912	$555,900	$557,040
Commercial mortgage	574	—	—	574	1,586	958,105	960,265
Residential real estate loans	1,295	242	—	1,537	2,391	511,053	514,981
Residential real estate lines	102	—	—	102	255	106,355	106,712
Consumer indirect	2,424	698	—	3,122	1,989	883,621	888,732
Other consumer	139	3	8	150	—	16,440	16,590
Total loans, gross	$4,761	$944	$8	$5,713	$7,133	$3,031,474	$3,044,320

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS (Continued)

There were no loans past due greater than 90 days and still accruing interest as of September 30, 2019 and December 31, 2018. There were $3 thousand and $8 thousand in consumer overdrafts which were past due greater than 90 days as of September 30, 2019 and December 31, 2018, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

There were no loans modified as a TDR during the nine months ended September 30, 2019 and 2018. There were no loans modified as a TDR within the previous 12 months that defaulted during the nine months ended September 30, 2019 and 2018. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as of the dates indicated and average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2019 and twelve-month period ended December 31, 2018 (in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2019
With no related allowance recorded:
Commercial business	$307	$373	$—	$365	$—
Commercial mortgage	3,278	7,047	—	1,727	—
	3,585	7,420	—	2,092	—
With an allowance recorded:
Commercial business	2,703	2,703	1,563	883	—
Commercial mortgage	12	12	1	1,891	—
	2,715	2,715	1,564	2,774	—
	$6,300	$10,135	$1,564	$4,866	$—
December 31, 2018
With no related allowance recorded:
Commercial business	$319	$487	$—	$1,156	$—
Commercial mortgage	2,013	2,789	—	692	—
	2,332	3,276	—	1,848	—
With an allowance recorded:
Commercial business	725	725	205	2,458	—
Commercial mortgage	21	21	1	1,936	—
	746	746	206	4,394	—
	$3,078	$4,022	$206	$6,242	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
September 30, 2019
Uncriticized	$545,110	$1,025,219
Special mention	19,519	6,008
Substandard	8,981	6,077
Doubtful	—	—
Total	$573,610	$1,037,304
December 31, 2018
Uncriticized	$531,756	$943,991
Special mention	16,499	10,633
Substandard	8,785	5,641
Doubtful	—	—
Total	$557,040	$960,265

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
September 30, 2019
Performing	$545,313	$104,363	$833,642	$16,464
Non-performing	2,526	182	1,326	3
Total	$547,839	$104,545	$834,968	$16,467
December 31, 2018
Performing	$512,590	$106,457	$886,743	$16,582
Non-performing	2,391	255	1,989	8
Total	$514,981	$106,712	$888,732	$16,590

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
September 30, 2019
Loans:
Ending balance	$573,610	$1,037,304	$547,839	$104,545	$834,968	$16,467	$3,114,733
Evaluated for impairment:
Individually	$3,010	$3,290	$—	$—	$—	$—	$6,300
Collectively	$570,600	$1,034,014	$547,839	$104,545	$834,968	$16,467	$3,108,433
Allowance for loan losses:
Ending balance	$12,155	$5,922	$1,183	$146	$11,842	$420	$31,668
Evaluated for impairment:
Individually	$1,563	$1	$—	$—	$—	$—	$1,564
Collectively	$10,592	$5,921	$1,183	$146	$11,842	$420	$30,104
September 30, 2018
Loans:
Ending balance	$537,160	$907,107	$498,883	$108,227	$878,316	$16,975	$2,946,668
Evaluated for impairment:
Individually	$2,338	$2,363	$—	$—	$—	$—	$4,701
Collectively	$534,822	$904,744	$498,883	$108,227	$878,316	$16,975	$2,941,967
Allowance for loan losses:
Ending balance	$14,231	$5,422	$1,305	$212	$12,355	$430	$33,955
Evaluated for impairment:
Individually	$431	$460	$—	$—	$—	$—	$891
Collectively	$13,800	$4,962	$1,305	$212	$12,355	$430	$33,064

The following table sets forth the changes in the allowance for loan losses for the three and nine-month periods ended September 30, 2019 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2019
Beginning balance	$11,717	$8,790	$1,217	$145	$12,157	$408	$34,434
Charge-offs	(112)	(2,994)	(54)	(8)	(2,420)	(315)	(5,903)
Recoveries	102	—	14	1	1,103	73	1,293
Provision (credit)	448	126	6	8	1,002	254	1,844
Ending balance	$12,155	$5,922	$1,183	$146	$11,842	$420	$31,668
Nine months ended September 30, 2019
Beginning balance	$14,312	$5,219	$1,112	$210	$12,572	$489	$33,914
Charge-offs	(380)	(2,997)	(172)	(10)	(8,102)	(867)	(12,528)
Recoveries	333	17	31	6	4,205	299	4,891
Provision (credit)	(2,110)	3,683	212	(60)	3,167	499	5,391
Ending balance	$12,155	$5,922	$1,183	$146	$11,842	$420	$31,668

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		September 30,	December 31,
	Balance Sheet Location	2019	2018
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$23,249	$—
Accumulated amortization	Other assets	(1,422)	—
Net book value		$21,827	$—

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$23,253	$—

The weighted average remaining lease term for operating leases was 21.6 years at September 30, 2019 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.79%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs and other lease information:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Lease costs:
Operating lease costs	$706	$—	$2,096	$—
Variable lease costs (1)	112	—	321	—
Sublease income	(12)	—	(35)	—
Net lease costs	$806	$—	$2,382	$—

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases			$1,990	$—
Right of use assets obtained in exchange for new operating lease liabilities			$620	$—

(1)	Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)LEASES (Continued)

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at September 30, 2019 (in thousands):

Twelve months ended September 30,
2020	$2,541
2021	2,434
2022	1,894
2023	1,602
2024	1,222
Thereafter	26,216
Total future minimum operating lease payments	35,909
Amounts representing interest	(12,656)
Present value of net future minimum operating lease payments	$23,253

(7.)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $66.1 million as of both September 30, 2019 and December 31, 2018. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	Non-Banking	Total
Balance, December 31, 2018	$48,536	$17,526	$66,062
No activity during the period	—	—	—
Balance, September 30, 2019	$48,536	$17,526	$66,062

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Other intangibles assets:
Gross carrying amount	$15,925	$15,925
Accumulated amortization	(6,762)	(5,814)
Net book value	$9,163	$10,111

Amortization expense for total other intangible assets was $309 thousand and $948 thousand for the three and nine months ended September 30, 2019, respectively, and $334 thousand and $927 thousand for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the estimated amortization expense of other intangible assets for the remainder of 2019 and each of the next five years is as follows (in thousands):

2019 (remainder of year)	$302
2020	1,134
2021	1,014
2022	923
2023	852
2024	783

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the first nine months of 2019 and in 2018, such derivatives were used to hedge the variable cash flows associated with short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2019 and 2018. During the next twelve months, the Company estimates that $517 thousand will be reclassified as an increase to interest expense.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of September 30, 2019 and December 31, 2018 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	Sept. 30, 2019	Dec. 31, 2018	sheet line item	Sept. 30, 2019	Dec. 31, 2018	sheet line item	Sept. 30, 2019	Dec. 31, 2018
Derivatives designated as hedging instruments
Cash flow hedges	$100,000	$100,000	Other assets	$7	$631	Other liabilities	$—	$—
Total derivatives	$100,000	$100,000		$7	$631		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	$167,509	$71,977	Other assets	$7,593	$1,803	Other liabilities	$7,807	$2,006
Credit contracts	54,122	36,670	Other assets	10	—	Other liabilities	11	24
Mortgage banking	18,947	7,519	Other assets	188	83	Other liabilities	11	27
Total derivatives	$240,578	$116,166		$7,791	$1,886		$7,829	$2,057

(1)	The Company secured its obligations under these contracts with $8.1 million and $1.3 million in cash at September 30, 2019 and December 31, 2018, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and nine months ended September 30, 2019 and 2018 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended September 30,		Nine months ended September 30,
Undesignated derivatives	recognized in income	2019	2018	2019	2018
Interest rate swaps	Income from derivative instruments, net	$854	$349	$838	$419
Credit contracts	Income from derivative instruments, net	48	5	54	187
Mortgage banking	Income from derivative instruments, net	(12)	(18)	121	77
Total undesignated		$890	$336	$1,013	$683

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and nine months ended September 30, 2019 and 2018:

	Outstanding	Treasury	Issued
2019
Shares at December 31, 2018	15,928,598	127,580	16,056,178
Restricted stock units released	18,580	(18,580)	—
Treasury stock purchases	(6,368)	6,368	—
Shares at March 31, 2019	15,940,810	115,368	16,056,178
Common stock issued for Courier Capital contingent earn-out	43,378	—	43,378
Restricted stock awards issued	8,226	(8,226)	—
Stock awards	2,283	(2,283)	—
Shares at June 30, 2019	15,994,697	104,859	16,099,556
Restricted stock units released	2,500	(2,500)	—
Treasury stock purchases	(839)	839	—
Shares at September 30, 2019	15,996,358	103,198	16,099,556
2018
Shares at December 31, 2017	15,924,938	131,240	16,056,178
Restricted stock awards forfeited	(23,901)	23,901	—
Stock options exercised	4,000	(4,000)	—
Treasury stock purchases	(3,622)	3,622	—
Shares at March 31, 2018	15,901,415	154,763	16,056,178
Restricted stock awards issued	7,370	(7,370)	—
Stock options exercised	12,650	(12,650)	—
Stock awards	2,724	(2,724)	—
Shares at June 30, 2018	15,924,159	132,019	16,056,178
Stock options exercised	800	(800)	—
Shares at September 30, 2018	15,924,959	131,219	16,056,178

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2019
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$2,992	$755	$2,237
Reclassification adjustment for net gains included in net income (1)	(1,492)	(376)	(1,116)
Total securities available for sale and transferred securities	1,500	379	1,121
Hedging derivative instruments:
Change in unrealized gain/loss during the period	57	14	43
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(16)	(4)	(12)
Amortization of net actuarial loss included in income	366	92	274
Total pension and post-retirement obligations	350	88	262
Other comprehensive income	$1,907	$481	$1,426
Nine months ended September 30, 2019
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$17,222	$4,342	$12,880
Reclassification adjustment for net gains included in net income (1)	(1,360)	(343)	(1,017)
Total securities available for sale and transferred securities	15,862	3,999	11,863
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(424)	(107)	(317)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(49)	(12)	(37)
Amortization of net actuarial loss included in income	1,098	277	821
Total pension and post-retirement obligations	1,049	265	784
Other comprehensive loss	$16,487	$4,157	$12,330

(1)

Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2018
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(2,532)	$(639)	$(1,893)
Reclassification adjustment for net gains included in net income (1)	209	52	157
Total securities available for sale and transferred securities	(2,323)	(587)	(1,736)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	114	29	85
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(18)	(4)	(14)
Amortization of net actuarial loss included in income	188	47	141
Total pension and post-retirement obligations	170	43	127
Other comprehensive loss	$(2,039)	$(515)	$(1,524)
Nine months ended September 30, 2018
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(14,411)	$(3,633)	$(10,778)
Reclassification adjustment for net gains included in net income (1)	381	96	285
Total securities available for sale and transferred securities	(14,030)	(3,537)	(10,493)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	278	70	208
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(54)	(14)	(40)
Amortization of net actuarial loss included in income	563	142	421
Total pension and post-retirement obligations	509	128	381
Other comprehensive income	$(13,243)	$(3,339)	$(9,904)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Three months ended September 30, 2019
Balance at beginning of period	$(636)	$2,292	$(14,816)	$(13,160)
Other comprehensive income (loss) before reclassifications	43	2,237	—	2,280
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,116)	262	(854)
Net current period other comprehensive income (loss)	43	1,121	262	1,426
Balance at end of period	$(593)	$3,413	$(14,554)	$(11,734)
Nine months ended September 30, 2019
Balance at beginning of period	$(276)	$(7,769)	$(13,236)	$(21,281)
Reclassification of income tax effects to retained earnings	—	(681)	(2,102)	(2,783)
Other comprehensive income (loss) before reclassifications	(317)	12,880	—	12,563
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,017)	784	(233)
Net current period other comprehensive income (loss)	(317)	11,863	784	12,330
Balance at end of period	$(593)	$3,413	$(14,554)	$(11,734)
Three months ended September 30, 2018
Balance at beginning of period	$123	$(12,032)	$(8,387)	$(20,296)
Other comprehensive income (loss) before reclassifications	85	(1,893)	—	(1,808)
Amounts reclassified from accumulated other comprehensive income (loss)	—	157	127	284
Net current period other comprehensive income (loss)	85	(1,736)	127	(1,524)
Balance at end of period	$208	$(13,768)	$(8,260)	$(21,820)
Nine months ended September 30, 2018
Balance at beginning of period	$—	$(3,275)	$(8,641)	$(11,916)
Other comprehensive income (loss) before reclassifications	208	(10,778)	—	(10,570)
Amounts reclassified from accumulated other comprehensive income (loss)	—	285	381	666
Net current period other comprehensive income (loss)	208	(10,493)	381	(9,904)
Balance at end of period	$208	$(13,768)	$(8,260)	$(21,820)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	September 30,
	2019	2018
Realized (loss) gain on sale of investment securities	$1,608	$(95)	Net (loss) gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(116)	(114)	Interest income
	1,492	(209)	Total before tax
	(376)	52	Income tax expense
	1,116	(157)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	16	18	Salaries and employee benefits
Net actuarial losses (1)	(366)	(188)	Salaries and employee benefits
	(350)	(170)	Total before tax
	88	43	Income tax expense
	(262)	(127)	Net of tax
Total reclassified for the period	$854	$(284)

	Nine months ended
	September 30,
	2019	2018
Realized (loss) gain on sale of investment securities	$1,721	$(88)	Net gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(361)	(293)	Interest income
	1,360	(381)	Total before tax
	(343)	96	Income tax benefit (expense)
	1,017	(285)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	49	54	Salaries and employee benefits
Net actuarial losses (1)	(1,098)	(563)	Salaries and employee benefits
	(1,049)	(509)	Total before tax
	265	128	Income tax benefit
	(784)	(381)	Net of tax
Total reclassified for the period	$233	$(666)

(1)	These items are included in the computation of net periodic pension expense. See Note 12 – Employee Benefit Plans for additional information.

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the nine months ended September 30, 2019.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	21,970	$27.17
PSUs	52,976	25.49

The grant-date fair value for the RSUs granted during the nine months ended September 30, 2019 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

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

The grant-date fair value of the TSR portion of PSUs granted on February 26, 2019 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.84 years, (ii) risk free interest rate of 2.43%, (iii) expected dividend yield of 3.20% and (iv) expected stock price volatility over the expected term of the TSR award of 21.3%. The grant-date fair value of the TSR portion of PSUs granted on May 22, 2019 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.61 years, (ii) risk free interest rate of 2.18%, (iii) expected dividend yield of 3.60% and (iv) expected stock price volatility over the expected term of the TSR award of 22.0%. The Monte Carlo simulation model is a risk analysis method that selects a random value from a range of estimates. The grant-date fair value of the ROAA portion of PSUs granted during the nine months ended September 30, 2019 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

During the nine months ended September 30, 2019, the Company issued a total of 2,283 shares of common stock in-lieu of cash for the annual retainer of three non-employee directors and granted a total of 8,226 restricted shares of common stock to non-employee directors, of which 4,113 shares vested immediately and 4,113 shares will vest after completion of a one-year service requirement. The market value of the stock and restricted stock at the close of the Nasdaq Global Select Market on the date of grant was $27.33.

The following is a summary of restricted stock awards and restricted stock units activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	130,571	$28.04
Granted	83,172	26.11
Vested	(28,873)	25.87
Forfeited	(22,831)	26.23
Outstanding at end of period	162,039	$27.70

At September 30, 2019, there was $2.5 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.1 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.)SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during the first nine months of 2019 or 2018. There was no unrecognized compensation expense related to unvested stock options as of September 30, 2019. There was no stock option activity for the nine months ended September 30, 2019.

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the nine months ended September 30, 2018 was $222 thousand. The total cash received as a result of option exercises under stock compensation plans for the nine months ended September 30, 2018 was $320 thousand.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Salaries and employee benefits	$364	$306	$825	$872
Other noninterest expense	29	32	203	225
Total share-based compensation expense	$393	$338	$1,028	$1,097

(12.)EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service cost	$801	$836	$2,405	$2,509
Interest cost on projected benefit obligation	696	598	2,086	1,793
Expected return on plan assets	(1,184)	(1,321)	(3,552)	(3,963)
Amortization of unrecognized prior service credit	(16)	(18)	(49)	(54)
Amortization of unrecognized net actuarial loss	366	188	1,098	563
Net periodic benefit expense	$663	$283	$1,988	$848

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

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Commitments to extend credit	$820,619	$687,875
Standby letters of credit	11,945	11,977

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.)COMMITMENTS AND CONTINGENCIES (Continued)

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

In the ordinary course of business, there are various threatened and pending legal proceedings against the Company.  Management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2019
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$72,796	$—	$72,796
Mortgage-backed securities	—	322,645	—	322,645
Other assets:
Hedging derivative instruments	—	7	—	7
Fair value adjusted through comprehensive income	$—	$395,448	$—	$395,448
Other assets:
Derivative instruments - interest rate products	$—	$7,593	$—	$7,593
Derivative instruments - credit contracts	—	10	—	10
Derivative instruments - mortgage banking	—	188	—	188
Other liabilities:
Derivative instruments - interest rate products	—	(7,807)	—	(7,807)
Derivative instruments - credit contracts	—	(11)	—	(11)
Derivative instruments - mortgage banking	—	(11)	—	(11)
Fair value adjusted through net income	$—	$(38)	$—	$(38)
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$6,398	$—	$6,398
Collateral dependent impaired loans	—	—	4,736	4,736
Other assets:
Loan servicing rights	—	—	1,093	1,093
Other real estate owned	—	—	91	91
Total	$—	$6,398	$5,920	$12,318

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2019. There were no liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2019.

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

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2018. There were no liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2018.

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$4,736	Appraisal of collateral (1)	Appraisal adjustments (2)	25% (3)
Loan servicing rights	1,093	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	15.8% (3)
Other real estate owned	91	Appraisal of collateral (1)	Appraisal adjustments (2)	44% (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the nine months ended September 30, 2019 and 2018.

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

	Level in	September 30, 2019		December 31, 2018
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$136,815	$136,815	$102,755	$102,755
Securities available for sale	Level 2	395,441	395,441	445,677	445,677
Securities held to maturity	Level 2	386,305	390,486	446,581	439,581
Loans held for sale	Level 2	6,398	6,398	2,868	2,868
Loans	Level 2	3,120,016	3,150,375	3,049,812	3,006,161
Loans (1)	Level 3	4,736	4,736	2,872	2,872
Accrued interest receivable	Level 1	12,130	12,130	11,990	11,990
FHLB and FRB stock	Level 2	17,752	17,752	26,375	26,375
Derivative instruments – cash flow hedge	Level 2	7	7	631	631
Derivative instruments – interest rate products	Level 2	7,593	7,593	1,803	1,803
Derivative instruments – credit contracts	Level 2	10	10	—	—
Derivative instruments – mortgage banking	Level 2	188	188	83	83
Financial liabilities:
Non-maturity deposits	Level 1	2,474,322	2,474,322	2,346,839	2,346,839
Time deposits	Level 2	1,111,892	1,096,239	1,020,068	1,014,532
Short-term borrowings	Level 1	211,400	211,400	469,500	469,500
Long-term borrowings	Level 2	39,255	41,055	39,202	38,415
Accrued interest payable	Level 1	10,490	10,490	9,280	9,280
Derivative instruments – interest rate products	Level 2	7,807	7,807	2,006	2,006
Derivative instruments – credit contracts	Level 2	11	11	24	24
Derivative instruments – mortgage banking	Level 2	11	11	27	27

(1)	Comprised of collateral dependent impaired loans.

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non- Banking	Holding Company and Other	Consolidated Totals
September 30, 2019
Goodwill	$48,536	$17,526	$—	$66,062
Other intangible assets, net	122	9,041	—	9,163
Total assets	4,299,353	35,904	(2,520)	4,332,737
December 31, 2018
Goodwill	$48,536	$17,526	$—	$66,062
Other intangible assets, net	213	9,898	—	10,111
Total assets	4,272,439	35,975	3,284	4,311,698

	Banking	Non- Banking	Holding Company and Other	Consolidated Totals
Three months ended September 30, 2019
Net interest income (expense)	$33,101	$—	$(618)	$32,483
Provision for loan losses	(1,844)	—	—	(1,844)
Noninterest income	9,398	3,149	(186)	12,361
Noninterest expense	(22,153)	(3,225)	(508)	(25,886)
Income (loss) before income taxes	18,502	(76)	(1,312)	17,114
Income tax (expense) benefit	(4,034)	16	(263)	(4,281)
Net income (loss)	$14,468	$(60)	$(1,575)	$12,833
Nine months ended September 30, 2019
Net interest income (expense)	$98,592	$—	$(1,853)	$96,739
Provision for loan losses	(5,391)	—	—	(5,391)
Noninterest income	22,452	8,809	(547)	30,714
Noninterest expense	(65,256)	(9,097)	(1,707)	(76,060)
Income (loss) before income taxes	50,397	(288)	(4,107)	46,002
Income tax (expense) benefit	(10,693)	59	387	(10,247)
Net income (loss)	$39,704	$(229)	$(3,720)	$35,755

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.)SEGMENT REPORTING (Continued)

	Banking	Non- Banking (1)	Holding Company and Other	Consolidated Totals
Three months ended September 30, 2018
Net interest income (expense)	$31,520	$—	$(617)	$30,903
Provision for loan losses	(2,061)	—	—	(2,061)
Noninterest income	6,867	3,118	(169)	9,816
Noninterest expense	(22,050)	(2,832)	(639)	(25,521)
Income (loss) before income taxes	14,276	286	(1,425)	13,137
Income tax (expense) benefit	(2,797)	(76)	313	(2,560)
Net income (loss)	$11,479	$210	$(1,112)	$10,577
Nine months ended September 30, 2018
Net interest income (expense)	$92,688	$—	$(1,853)	$90,835
Provision for loan losses	(5,050)	—	—	(5,050)
Noninterest income	19,453	8,127	(450)	27,130
Noninterest expense	(62,710)	(7,647)	(2,716)	(73,073)
Income (loss) before income taxes	44,381	480	(5,019)	39,842
Income tax (expense) benefit	(8,933)	(127)	1,253	(7,807)
Net income (loss)	$35,448	$353	$(3,766)	$32,035

(1)	Reflects activity from the acquisition of HNP Capital since June 1, 2018 (the date of acquisition).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

•

We are subject to interest rate risk, and a rising rate environment may reduce our income and result in higher defaults on our loans, whereas a falling rate environment may result in earlier loan prepayments than we expect, which may reduce our income;

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

EXECUTIVE OVERVIEW

Summary of 2019 Third Quarter Results

Net income increased $2.3 million, or 21%, to $12.8 million for the third quarter of 2019 compared to $10.6 million for the third quarter of 2018. Net income available to common shareholders for the third quarter of 2019 was $12.5 million, or $0.78 per diluted share, compared with $10.2 million, or $0.64 per diluted share, for the third quarter of last year. Return on average common equity was 12.00% and return on average assets was 1.19% for the third quarter of 2019 compared to 10.82% and 1.00%, respectively, for the third quarter of 2018.

Net interest income totaled $32.5 million in the third quarter of 2019, up from $30.9 million in the third quarter of 2018. This increase was driven primarily by growth in loans. Average loans were up $207.4 million in the third quarter of 2019 compared to the same quarter in 2018.

The provision for loan losses was $1.8 million in the third quarter of 2019 compared to $2.1 million in the third quarter of 2018. Net charge-offs during the recent quarter were $4.6 million, up from $2.1 million in the third quarter of 2018. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.58% during the third quarter of 2019 compared with 0.28% in the third quarter of 2018. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the decrease in the provision for loan losses and the increase in net charge-offs.

Noninterest income totaled $12.4 million in the third quarter of 2019, compared to $9.8 million in the third quarter of 2018. The increase is primarily attributed to increases in ATM and debit card income, income from derivatives instruments, net, and net gain on investment securities. The increase in ATM and debit card income was driven by an increase in consumer debit card activity. Income from derivative instruments of $890 thousand was recognized in the third quarter of 2019 driven by significantly higher volume of new interest rate swap transactions.  The Company took advantage of a market opportunity and sold $65.4 million during the third quarter of 2019, generating a net gain of $1.6 million as compared to a loss of $95 thousand in the third quarter of 2018.  These proceeds of $65.4 million were reinvested into investment securities with intermediate durations.

Noninterest expense in the third quarter of 2019 totaled $25.9 million compared with $25.5 million in the third quarter of 2018. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment, and professional services, partially offset by decreases in FDIC assessments and advertising and promotions expenses. The increase in salaries and employee benefits was primarily a result of higher benefits expense.  The increase in occupancy and equipment was primarily a result of investments in software and facilities.  The increase in professional fees was primarily related to the timing of fees for consulting and advisory projects. The decrease in FDIC assessments was the result of credits the Company received for its prior assessments that contributed to growth in the FDIC minimum reserve ratio.  The decrease in advertising and promotions expense was related to the timing of expenses for the Five Star Bank branding campaign.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 10.06%, and 12.57%, respectively, at September 30, 2019. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 76% of revenue during the nine months ended September 30, 2019. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income per consolidated statements of income	$42,459	$39,117	$126,621	$111,607
Adjustment to fully taxable equivalent basis	258	320	849	1,045
Interest income adjusted to a fully taxable equivalent basis	42,717	39,437	127,470	112,652
Interest expense per consolidated statements of income	9,976	8,214	29,882	20,772
Net interest income on a taxable equivalent basis	$32,741	$31,223	$97,588	$91,880

Analysis of Net Interest Income for the Three Months Ended September 30, 2019 and 2018

Net interest income on a taxable equivalent basis for the three months ended September 30, 2019, was $32.7 million, an increase of $1.5 million versus the comparable quarter last year of $31.2 million. The increase in net interest income was due primarily to an increase in average loans of $207.4 million or 7% compared to the third quarter of 2018, partially offset by a decrease in investment securities of $168.4 million or 18% compared to the third quarter of 2018. The decrease in investment securities is primarily the result of the redeployment of assets from investment securities into loans to improve the earning asset mix. The timing of loan growth in the third quarter of 2019 resulted in the temporary deployment of a portion of investment securities proceeds for other purposes.

The net interest margin for the third quarter of 2019 was 3.29%, 12 basis points higher than 3.17% for the same period in 2018. This comparable period increase was a function of a six-basis point higher contribution from net free funds and a six-basis point increase in the interest rate spread. The higher interest rate spread was a result of a 29-basis point increase in the yield on average interest-earning assets and a 23-basis point increase in the cost of average interest-bearing liabilities.

For the third quarter of 2019, the yield on average earning assets of 4.29% was 29 basis points higher than the third quarter of 2018 of 4.00%. Loan yields increased 22 basis points during the third quarter of 2019 to 4.77% from 4.55%. The yield on investment securities increased five basis points during the third quarter of 2019 to 2.40% from 2.35%. Overall, the earning asset rate changes increased interest income by $1.7 million during the third quarter of 2019 and a favorable volume variance increased interest income by $1.6 million, which collectively drove a $3.3 million increase in interest income.

Average interest-earning assets were $3.96 billion for the third quarter of 2019 compared to $3.92 billion for the third quarter of 2018, an increase of $40.4 million or 1% from the comparable quarter last year, with average loans up $207.4 million from $2.95 billion to $3.15 billion and average securities down $168.4 million from $954.0 million to $785.6 million. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $193.0 million from $1.42 billion to $1.61 billion or 14% from the third quarter of 2018. Loans represented 79.7% of average interest-earning assets during the third quarter of 2019 compared to 75.2% during the third quarter of 2018. The increase in the volume of average loans resulted in a $2.6 million increase in interest income, in addition to a $1.6 million increase due to the favorable rate variance. Securities represented 19.8% of average interest-earning assets during third quarter of 2019 compared to 24.3% during the third quarter of 2018. The decrease in the volume of average securities resulted in a $1.0 million decrease in interest income, partially offset by a $111 thousand increase due to the favorable rate variance.

The cost of average interest-bearing liabilities of 1.30% in the third quarter of 2019 compared to 1.07% in the third quarter of 2018 was 23 basis points higher than the third quarter of 2018. The cost of average interest-bearing deposits increased 27 basis points from 0.80% to 1.07% and the cost of short-term borrowings increased 27 basis points from 2.24% to 2.51% in the third quarter of 2019 compared to the same quarter of 2018. The increase in the cost of short-term borrowings was a result of increases in the federal funds rate. The cost of long-term borrowings for the third quarter of 2019 decreased one basis point from 6.31% to 6.30% compared to the same quarter of 2018. Overall, interest-bearing liability rate and volume increases resulted in $1.8 million of higher interest expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-bearing liabilities of $3.06 billion in the third quarter of 2019 were $19.2 million or less than 1% higher than the third quarter of 2018. On average, interest-bearing deposits grew $120.9 million from $2.57 billion to $2.69 billion, while noninterest-bearing demand deposits (a principal component of net free funds) were down $13.5 million from $731.0 million to $717.5 million. The increase in average deposits was due to successful business development efforts in retail banking, growth in the brokered deposit portfolio and an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $2.1 million of higher interest expense during the third quarter of 2019. Average borrowings decreased $101.7 million from $469.9 million to $368.2 million compared to the third quarter of 2018. Overall, short and long-term borrowing rate and volume changes resulted in $352 thousand of lower interest expense during the third quarter of 2019.

Analysis of Net Interest Income for the Nine Months Ended September 30, 2019 and 2018

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2019, was $97.6 million, an increase of $5.7 million versus the comparable period last year of $91.9 million. The increase in net interest income was due primarily to an increase in average loans of $280.7 million or 10% compared to the first nine months of 2018, partially offset by a decrease in investment securities of $161.3 million or 16% compared to the first nine months of 2018. The decrease in investment securities is primarily the result of the redeployment of assets from investment securities into loans to improve the earning asset mix. The timing of loan growth in the third quarter of 2019 resulted in the temporary deployment of a portion of investment securities proceeds for other purposes.

The net interest margin for the first nine months of 2019 was 3.27%, 10 basis points higher than 3.17% for the same period in 2018. This comparable period increase was a function of an eight-basis point higher contribution from net free funds and a two-basis point increase in the interest rate spread. The higher interest rate spread was a result of a 39-basis point increase in the yield on average interest-earning assets and a 37-basis point increase in the cost of average interest-bearing liabilities.

For the first nine months of 2019, the yield on average earning assets of 4.27% was 39 basis points higher than the first nine months of 2018 of 3.88%. Loan yields increased 34 basis points during the first nine months of 2019 to 4.79% from 4.45%. The yield on investment securities increased five basis points during the first nine months of 2019 to 2.38% from 2.33%. Overall, the earning asset rate changes increased interest income by $7.5 million during the first nine months of 2019 and a favorable volume variance increased interest income by $7.3 million, which collectively drove a $14.8 million increase in interest income.

Average interest-earning assets were $3.99 billion for the first nine months of 2019 compared to $3.87 billion for the first nine months of 2018, an increase of $113.1 million or 3%, with average loans up $280.7 million from $2.85 billion to $3.13 billion and average securities down $161.3 million from $1.00 billion to $839.0 million. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $235.9 million from $1.34 billion to $1.57 billion or 18% from the first nine months of 2018. Loans represented 78.5% of average interest-earning assets during the first nine months of 2019 compared to 73.5% during the first nine months of 2018. The increase in the volume of average loans resulted in a $10.3 million increase in interest income, in addition to a $7.0 million increase due to the favorable rate variance. Securities represented 21.0% of average interest-earning assets during first nine months of 2019 compared to 25.8% during the first nine months of 2018. The decrease in the volume of average securities resulted in an $2.9 million decrease in interest income, partially offset by a $380 thousand increase due to the favorable rate variance.

The cost of average interest-bearing liabilities of 1.29% in the first nine months of 2019 compared to 0.92% in the first nine months of 2018 was 37 basis points higher than the first nine months of 2018. The cost of average interest-bearing deposits increased 39 basis points from 0.67% to 1.06% and the cost of short-term borrowings increased 66 basis points from 1.98% to 2.64% in the first nine months of 2019 compared to the same period of 2018. The increase in the cost of short-term borrowings was a result of increases in the federal funds rate. The cost of long-term borrowings for the first nine months of 2019 decreased one basis point from 6.31% to 6.30% in the first nine months of 2019 compared to the same period of 2018. Overall, interest-bearing liability rate and volume increases resulted in $9.1 million of higher interest expense.

Average interest-bearing liabilities of $3.09 billion in the first nine months of 2019 were $67.6 million or 2% higher than the first nine months of 2018. On average, interest-bearing deposits grew $142.5 million from $2.58 billion to $2.72 billion, while noninterest-bearing demand deposits (a principal component of net free funds) were up $13.4 million from $706.2 million to $719.6 million. The increase in average deposits was due to successful business development efforts in retail banking, growth in the brokered deposit portfolio and an increase in deposits from our CDARS and ICS programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $8.6 million of higher interest expense during the first nine months of 2019. Average borrowings decreased $74.9 million from $447.1 million to $372.1 million compared to the first nine months of 2018. Overall, short and long-term borrowing rate and volume changes resulted in $528 thousand of higher interest expense during the first nine months of 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended September 30,
	2019			2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$19,370	$106	2.17%	$17,955	$84	1.84%
Investment securities (1):
Taxable	587,069	3,478	2.37	708,005	4,080	2.31
Tax-exempt (2)	198,526	1,229	2.48	246,022	1,523	2.48
Total investment securities	785,595	4,707	2.40	954,027	5,603	2.35
Loans:
Commercial business	586,293	7,620	5.16	519,114	6,590	5.04
Commercial mortgage	1,021,931	13,244	5.14	896,159	11,275	4.99
Residential real estate loans	553,382	5,326	3.85	498,371	4,769	3.83
Residential real estate lines	107,290	1,397	5.17	111,762	1,358	4.82
Consumer indirect	868,927	9,813	4.48	904,480	9,239	4.05
Other consumer	16,141	504	12.40	16,633	519	12.36
Total loans	3,153,964	37,904	4.77	2,946,519	33,750	4.55
Total interest-earning assets	3,958,929	42,717	4.29	3,918,501	39,437	4.00
Less: Allowance for loan losses	(35,271)			(34,833)
Other noninterest-earning assets	337,152			303,870
Total assets	$4,260,810			$4,187,538
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$632,540	$348	0.22%	$642,234	$302	0.19%
Savings and money market	956,410	1,060	0.44	978,578	819	0.33
Time deposits	1,099,212	5,869	2.12	946,499	4,042	1.69
Total interest-bearing deposits	2,688,162	7,277	1.07	2,567,311	5,163	0.80
Short-term borrowings	328,952	2,081	2.51	430,697	2,434	2.24
Long-term borrowings	39,244	618	6.30	39,174	617	6.31
Total borrowings	368,196	2,699	2.91	469,871	3,051	2.58
Total interest-bearing liabilities	3,056,358	9,976	1.30	3,037,182	8,214	1.07
Noninterest-bearing demand deposits	717,473			730,960
Other noninterest-bearing liabilities	57,578			27,585
Shareholders’ equity	429,401			391,811
Total liabilities and shareholders’ equity	$4,260,810			$4,187,538
Net interest income (tax-equivalent)		$32,741			$31,223
Interest rate spread			2.99%			2.93%
Net earning assets	$902,571			$881,319
Net interest margin (tax-equivalent)			3.29%			3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.53%			129.02%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21% for each of the three-month periods ended September 30, 2019 and 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2019			2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$18,495	$297	2.15%	$24,736	$307	1.66%
Investment securities (1):
Taxable	620,607	10,949	2.35	733,232	12,518	2.28
Tax-exempt (2)	218,388	4,047	2.47	267,040	4,976	2.48
Total investment securities	838,995	14,996	2.38	1,000,272	17,494	2.33
Loans:
Commercial business	570,596	22,627	5.30	484,711	17,657	4.87
Commercial mortgage	1,003,593	38,994	5.19	853,571	31,443	4.93
Residential real estate loans	541,185	15,649	3.86	484,288	13,705	3.77
Residential real estate lines	108,207	4,247	5.25	113,761	3,920	4.61
Consumer indirect	890,560	29,174	4.38	896,493	26,590	3.97
Other consumer	16,029	1,486	12.40	16,685	1,536	12.31
Total loans	3,130,170	112,177	4.79	2,849,509	94,851	4.45
Total interest-earning assets	3,987,660	127,470	4.27	3,874,517	112,652	3.88
Less: Allowance for loan losses	(34,759)			(35,630)
Other noninterest-earning assets	328,369			300,451
Total assets	$4,281,270			$4,139,338
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$653,780	$1,030	0.21%	$663,827	$732	0.15%
Savings and money market	973,005	3,143	0.43	1,007,734	1,930	0.26
Time deposits	1,090,896	17,281	2.12	903,645	10,210	1.51
Total interest-bearing deposits	2,717,681	21,454	1.06	2,575,206	12,872	0.67
Short-term borrowings	332,922	6,575	2.64	407,903	6,047	1.98
Long-term borrowings	39,227	1,853	6.30	39,156	1,853	6.31
Total borrowings	372,149	8,428	3.03	447,059	7,900	2.36
Total interest-bearing liabilities	3,089,830	29,882	1.29	3,022,265	20,772	0.92
Noninterest-bearing demand deposits	719,630			706,222
Other noninterest-bearing liabilities	56,449			25,167
Shareholders’ equity	415,361			385,684
Total liabilities and shareholders’ equity	$4,281,270			$4,139,338
Net interest income (tax-equivalent)		$97,588			$91,880
Interest rate spread			2.98%			2.96%
Net earning assets	$897,830			$852,252
Net interest margin (tax-equivalent)			3.27%			3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.06%			128.20%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21% for each of the nine-month periods ended September 30, 2019 and 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended September 30, 2019 vs. 2018			Nine months ended September 30, 2019 vs. 2018
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$7	$15	$22	$(88)	$78	$(10)
Investment securities:
Taxable	(713)	111	(602)	(1,976)	407	(1,569)
Tax-exempt	(294)	—	(294)	(902)	(27)	(929)
Total investment securities	(1,007)	111	(896)	(2,878)	380	(2,498)
Loans:
Commercial business	870	160	1,030	3,314	1,656	4,970
Commercial mortgage	1,622	347	1,969	5,757	1,794	7,551
Residential real estate loans	529	28	557	1,640	304	1,944
Residential real estate lines	(55)	94	39	(198)	525	327
Consumer indirect	(374)	948	574	(177)	2,761	2,584
Other consumer	(15)	—	(15)	(61)	11	(50)
Total loans	2,577	1,577	4,154	10,275	7,051	17,326
Total interest income	1,577	1,703	3,280	7,309	7,509	14,818
Interest expense:
Deposits:
Interest-bearing demand	(5)	51	46	(11)	309	298
Savings and money market	(19)	260	241	(69)	1,282	1,213
Time deposits	716	1,111	1,827	2,405	4,666	7,071
Total interest-bearing deposits	692	1,422	2,114	2,325	6,257	8,582
Short-term borrowings	(621)	268	(353)	(1,243)	1,771	528
Long-term borrowings	1	—	1	3	(3)	—
Total borrowings	(620)	268	(352)	(1,240)	1,768	528
Total interest expense	72	1,690	1,762	1,085	8,025	9,110
Net interest income	$1,505	$13	$1,518	$6,224	$(516)	$5,708

Provision for Loan Losses

The provision for loan losses for the three and nine months ended September 30, 2019 was $1.8 million and $5.4 million, respectively, compared to $2.1 million and $5.1 million for the corresponding periods in 2018, respectively. The provision for loan losses varies based primarily on loan growth, net charge-offs, collateral values associated with impaired loans and qualitative factors.

See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service charges on deposits	$1,925	$1,813	$5,361	$5,254
Insurance income	1,439	1,501	3,689	3,918
ATM and debit card	1,801	1,557	4,983	4,509
Investment advisory	2,269	2,245	6,812	5,934
Company owned life insurance	459	440	1,293	1,333
Investments in limited partnerships	116	328	492	1,019
Loan servicing	102	96	316	319
Income (loss) from derivative instruments, net	890	336	1,013	683
Net gain on sale of loans held for sale	439	303	1,028	530
Net gain (loss) on investment securities	1,608	(95)	1,721	(88)
Net gain on other assets	(2)	37	56	49
Other	1,315	1,255	3,950	3,670
Total noninterest income	$12,361	$9,816	$30,714	$27,130

Insurance income was $1.4 million and $3.7 million for the three and nine months ended September 30, 2019, respectively, compared to $1.5 million and $3.9 million for the three and nine months ended September 30, 2018, respectively. The decrease was primarily due to higher contingent and transaction revenue in each of the corresponding prior year periods.

ATM and debit card income was $1.8 million and $5.0 million for the three and nine months ended September 30, 2019, respectively, compared to $1.6 million and $4.5 million for the three and nine months ended September 30, 2018, respectively. The increase was primarily due to an increase in consumer debit card activity.

Investment advisory income was $2.3 million and $6.8 million for the three and nine months ended September 30, 2019, respectively, compared to $2.2 million and $5.9 million for the three and nine months ended September 30, 2018, respectively. The increase reflects higher assets under management driven primarily by the acquisition of HNP Capital in the second quarter of 2018.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income from these equity method investments fluctuates based on the maturity and performance of the underlying investments.

Income from derivative instruments, net was $890 thousand and $1.0 million for the three and nine months ended September 30, 2019, respectively, compared to $336 thousand and $683 thousand for the three and nine months ended September 30, 2018, respectively.  The increase was driven by an increase in the number and value of interest rate swap transactions executed.

Net gain on sale of loans held for sale for the three and nine months ended September 30, 2019 totaled $439 thousand and $1.0 million, respectively, compared to $303 thousand and $530 thousand during the three and nine months ended September 30, 2018, respectively. The income from the sale of loans held for sale fluctuates based on the timing of loan and sale closings.

The Company took advantage of a market opportunity in the investment securities portfolio and sold $65.4 million during the third quarter of 2019, generating a net gain of $1.6 million from the sale of ten agency securities and nine mortgage-backed securities as compared to a loss of $95 thousand in the third quarter of 2018 from the sale of five agency securities and 17 mortgage-backed securities. These proceeds of $65.4 million were reinvested into investment securities with intermediate durations. During the first nine months of 2019, we recognized net gains on investment securities totaling $1.8 million from the sale of 20 agency securities and 13 mortgage-backed securities. During the first nine months of 2018, we recognized net losses on investment securities totaling $88 thousand from the sale of five agency securities and 21 mortgage-backed securities. The amount and timing of our sale of investment securities is dependent on several factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Salaries and employee benefits	$14,411	$13,970	$41,661	$40,270
Occupancy and equipment	4,650	4,337	13,562	12,911
Professional services	1,528	1,353	3,618	3,132
Computer and data processing	1,378	1,291	3,951	3,884
Supplies and postage	522	485	1,554	1,545
FDIC assessments	7	498	1,005	1,486
Advertising and promotions	745	949	2,351	2,647
Amortization of intangibles	309	334	948	927
Other	2,336	2,304	7,410	6,271
Total noninterest expense	$25,886	$25,521	$76,060	$73,073

Salaries and employee benefits expense increased by $1.4 million to $41.7 million in the first nine months of 2019 compared to $40.3 million during the same period in 2018. Salaries and employee benefits expense increased by $441 thousand to $14.4 million in the third quarter of 2019 compared to $14.0 million during the same period in 2018. The increases were primarily due to investments in Bank personnel, higher benefits expense and the acquisition of HNP Capital in the second quarter of 2018.

Occupancy and equipment expense increased $651 thousand to $13.6 million in the first nine months of 2019 compared to $12.9 million during the same period in 2018.  Occupancy and equipment expense increased $313 thousand to $4.7 million in the third quarter of 2019 compared to $4.3 million during the same period in 2018.  The increases were primarily a result of investments in software and facilities.

Professional services expense increased $486 thousand to $3.6 million when comparing the first nine months of 2019 to the same period in 2018.  Professional services expense increased $175 thousand to $1.5 million when comparing the third quarter of 2019 to the same period in 2018.  The increases were primarily as a result of the timing of fees for consulting and advisory projects.

FDIC assessments were $1.0 million in the first nine months of 2019 as compared to $1.5 million in the first nine months of 2018. FDIC assessments were $7 thousand in the third quarter of 2019 as compared to $498 thousand in the third quarter of 2018. In 2018, the FDIC minimum reserve ratio of 1.35% of estimated insured deposits was exceeded, resulting in credits to institutions for assessments that contributed to growth in the reserve ratio. Credits are applicable to regular assessments for quarters in which the reserve ratio is at least 1.38%. In the third quarter of 2019, the Bank received a credit of $482 thousand against its regular assessment. A credit of $510 thousand is available for future periods.

Advertising and promotions expense of $2.4 million was $296 thousand lower than the first nine months of 2018. Advertising and promotions expense of $745 thousand was $204 thousand lower than the third quarter of 2018. The decreases are the result of the timing of expenses related to the Five Star Bank branding campaign.

Our efficiency ratio for the first nine months of 2019 was 60.09% compared with 61.36% for the first nine months of 2018. Our efficiency ratio for the third quarter of 2019 was 59.52% compared with 62.04% for the third quarter of 2018. The lower efficiency ratio is a result of the higher net interest income associated with our organic growth initiatives. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the nine months ended September 30, 2019, we recorded income tax expense of $10.2 million, versus $7.8 million for the same period in the prior year. The effective tax rates for the first nine months of 2019 and 2018 were 22.3% and 19.6%, respectively. For the three months ended September 30, 2019, we recorded income tax expense of $4.3 million, versus $2.6 million for the same period in the prior year. As a result of the Tax Cuts and Jobs Act (the “TCJ Act”) signed into law in December 2017, the Company estimated tax benefits and recorded a provisional amount in the Company’s consolidated statement of income for the year ended December 31, 2017. The Company made an adjustment to the provisional amount included in its consolidated financial statements for the year ended December 31, 2017, resulting in an expense of approximately $600 thousand recorded in the third quarter of 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The effective tax rates for the first nine months of 2019 and 2018 were 22.3% and 19.6%, respectively. The effective tax rates for the third quarter of 2019 and 2018 were 25.0% and 19.5%, respectively. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate for 2019 and 2018 reflects the New York State tax benefit generated by our real estate investment trust.  The higher effective tax rates in the three and nine months ended September 30, 2019 were driven by the incremental expense described above.

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$71,522	$72,796	$155,102	$152,028
Mortgage-backed securities:
Agency mortgage-backed securities	318,323	321,987	300,480	292,882
Non-Agency mortgage-backed securities	—	658	—	767
Total available for sale securities	389,845	395,441	455,582	445,677
Securities held to maturity:
State and political subdivisions	197,743	201,267	234,845	234,510
Mortgage-backed securities	188,562	189,219	211,736	205,071
Total held to maturity securities	386,305	390,486	446,581	439,581
Total investment securities	$776,150	$785,927	$902,163	$885,258

The available for sale (“AFS”) investment securities portfolio decreased $50.2 million from $445.7 million at December 31, 2018 to $395.4 million at September 30, 2019. The AFS portfolio had net unrealized gains totaling $5.6 million and net unrealized losses of $9.9 million at September 30, 2019 and December 31, 2018, respectively. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of September 30, 2019. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—%	$36,325	2.31%	$35,197	2.40%	$—	—%	$71,522	2.35%
Mortgage-backed securities	13,730	1.39	43,155	2.41	134,414	2.49	127,024	2.26	318,323	2.34
	13,730	1.39	79,480	2.36	169,611	2.47	127,024	2.26	389,845	2.34
Held to maturity debt securities:
State and political subdivisions	52,692	2.38	125,655	2.03	19,396	1.91	—	—	197,743	2.11
Mortgage-backed securities	—	—	2,410	2.30	32,452	1.79	153,700	2.45	188,562	2.33
	52,692	2.38	128,065	2.04	51,848	1.84	153,700	2.45	386,305	2.22
Total investment securities	$66,422	2.17%	$207,545	2.16%	$221,459	2.32%	$280,724	2.36%	$776,150	2.28%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors for available for sale securities is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. There were no securities deemed to be OTTI during the nine months ended September 30, 2019 and 2018.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Commercial business	$574,455	18.2%	$557,861	18.1%
Commercial mortgage	1,035,450	32.8	958,194	31.0
Total commercial	1,609,905	51.0	1,516,055	49.1
Residential real estate loans	558,656	17.7	524,155	17.0
Residential real estate lines	107,615	3.4	109,718	3.6
Consumer indirect	863,614	27.4	919,917	29.8
Other consumer	16,630	0.5	16,753	0.5
Total consumer	1,546,515	49.0	1,570,543	50.9
Total loans	3,156,420	100.0%	3,086,598	100.0%
Less: Allowance for loan losses	31,668		33,914
Total loans, net	$3,124,752		$3,052,684

Total loans increased $69.8 million to $3.16 billion at September 30, 2019 from $3.09 billion at December 31, 2018. The increase in loans was attributable to our organic growth initiatives.

Commercial loans increased $93.9 million during the nine months ended September 30, 2019 and represented 51.0% of total loans as of September 30, 2019 as a result of our continued commercial business development efforts.

The consumer indirect portfolio totaled $863.6 million and represented 27.4% of total loans as of September 30, 2019. During the first nine months of 2019, we originated $234.6 million in indirect auto loans with a mix of approximately 34% new auto and 66% used auto. During the first nine months of 2018, we originated $297.1 million in indirect auto loans with a mix of approximately 39% new auto and 61% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $6.4 million and $2.9 million as of September 30, 2019 and December 31, 2018, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $183.4 million and $171.5 million as of September 30, 2019 and December 31, 2018, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Allowance for loan losses, beginning of period	$34,434	$33,955	$33,914	$34,672
Charge-offs:
Commercial business	112	672	380	1,113
Commercial mortgage	2,994	113	2,997	117
Residential real estate loans	54	24	172	53
Residential real estate lines	8	23	10	124
Consumer indirect	2,420	2,474	8,102	8,089
Other consumer	315	301	867	969
Total charge-offs	5,903	3,607	12,528	10,465
Recoveries:
Commercial business	102	241	333	438
Commercial mortgage	—	3	17	11
Residential real estate loans	14	8	31	140
Residential real estate lines	1	2	6	17
Consumer indirect	1,103	1,228	4,205	3,862
Other consumer	73	64	299	230
Total recoveries	1,293	1,546	4,891	4,698
Net charge-offs	4,610	2,061	7,637	5,767
Provision for loan losses	1,844	2,061	5,391	5,050
Allowance for loan losses, end of period	$31,668	$33,955	$31,668	$33,955

Net loan charge-offs to average loans (annualized)	0.58%	0.28%	0.33%	0.27%
Allowance for loan losses to total loans	1.00%	1.14%	1.00%	1.14%
Allowance for loan losses to non-performing loans	324%	433%	324%	433%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of September 30, 2019.

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

Net charge-offs of $4.6 million in the third quarter of 2019 represented 0.58% of average loans on an annualized basis compared to $2.1 million, or 0.28%, in the third quarter of 2018. For the nine months ended September 30, 2019, net charge-offs of $7.6 million represented 0.33% of average loans, compared to $5.8 million or 0.27% of average loans for the same period in 2018. The increase in net charge-offs in the three and nine months ended September 30, 2019 is primarily due to a $3.0 million partial charge-off of a $5.6 million loan classified as non-performing in the second quarter of 2019. The allowance for loan losses was $31.7 million at September 30, 2019, compared with $33.9 million at December 31, 2018. The ratio of the allowance for loan losses to total loans was 1.00% and 1.10% at September 30, 2019 and December 31, 2018, respectively. The ratio of allowance for loan losses to non-performing loans was 324% at September 30, 2019, compared with 475% at December 31, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	September 30, 2019	December 31, 2018
Nonaccrual loans:
Commercial business	$2,884	$912
Commercial mortgage	2,867	1,586
Residential real estate loans	2,526	2,391
Residential real estate lines	182	255
Consumer indirect	1,326	1,989
Other consumer	—	—
Total nonaccrual loans	9,785	7,133
Accruing loans 90 days or more delinquent	3	8
Total non-performing loans	9,788	7,141
Foreclosed assets	91	230
Total non-performing assets	$9,879	$7,371
Non-performing loans to total loans	0.31%	0.23%
Non-performing assets to total assets	0.23%	0.17%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the period was as follows (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Nonaccrual loans, beginning of period	$11,458	$7,133
Additions	6,873	22,794
Payments	(2,555)	(6,680)
Charge-offs	(5,697)	(11,929)
Returned to accruing status	(203)	(1,374)
Transferred to other real estate or repossessed assets	(91)	(159)
Nonaccrual loans, end of period	$9,785	$9,785

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at September 30, 2019 were $9.9 million, an increase of $2.5 million from the $7.4 million balance at December 31, 2018. The primary component of non-performing assets is non-performing loans, which were $9.8 million or 0.31% of total loans at September 30, 2019, compared with $7.1 million or 0.23% of total loans at December 31, 2018.

Approximately $912 thousand, or 9%, of the $9.8 million in non-performing loans as of September 30, 2019 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $313 thousand and $546 thousand at September 30, 2019 and December 31, 2018, respectively. We had one TDR of $550 thousand that was accruing interest as of September 30, 2019 and one TDR of $580 thousand that was accruing interest as of December 31, 2018.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented one property totaling $91 thousand at September 30, 2019 and three properties totaling $230 thousand at December 31, 2018.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $9.3 million and $11.9 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2019 and December 31, 2018, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$755,296	21.1%	$755,460	22.4%
Interest-bearing demand	707,153	19.7	622,482	18.5
Savings and money market	1,011,873	28.2	968,897	28.8
Time deposits < $250,000	832,673	23.2	810,434	24.1
Time deposits of $250,000 or more	279,219	7.8	209,634	6.2
Total deposits	$3,586,214	100.0%	$3,366,907	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2019, total deposits were $3.59 billion, representing an increase of $219.3 million from December 31, 2018. Time deposits were approximately 31% and 30% of total deposits at September 30, 2019 and December 31, 2018, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.16 billion at each of September 30, 2019 and December 31, 2018, and represented 60% and 64% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $986.6 million and $832.1 million at September 30, 2019 and December 31, 2018, respectively, and represented 28% and 25% of total deposits as of the end of each period, respectively. The increase in public deposits during 2019 was due largely to successful business development efforts.

We also participate in CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all CDARS and ICS deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of EGRRCPA, reciprocal CDARS and ICS deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits.  CDARS deposits and ICS deposits, the majority of which were reciprocal, totaled $280.6 million and $160.8 million, respectively, at September 30, 2019, compared to $224.9 million and $149.6 million, respectively, at December 31, 2018, and collectively represented 12% and 11% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2019	2018
Short-term borrowings - FHLB	$211,400	$405,500
Short-term borrowings - Other	—	64,000
Long-term borrowings - Subordinated notes, net	39,255	39,202
Total borrowings	$250,655	$508,702

MANAGEMENT’S DISCUSSION AND ANALYSIS

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at September 30, 2019 consisted of $14.2 million in overnight borrowings and $197.2 million in short-term borrowings. The maximum amount of short-term FHLB borrowings outstanding at any month-end during the nine months ended September 30, 2019 was $420.8 million. Short-term FHLB borrowings at December 31, 2018 consisted of $200.0 million in overnight borrowings and $205.5 million in short-term borrowings.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $40.5 million of immediate credit capacity with the FHLB as of September 30, 2019. We had approximately $650.2 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at September 30, 2019. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of September 30, 2019 and December 31, 2018, with $64.0 million outstanding at December 31, 2018. Additionally, we had approximately $121.9 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At September 30, 2019, no amounts have been drawn on the line of credit.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $211.4 million outstanding at September 30, 2019. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $835.7 million from various funding sources which include the FHLB, the FRB, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2019. The line of credit has a one-year term and matures in May 2020. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $136.8 million as of September 30, 2019, up $34.1 million from $102.8 million as of December 31, 2018. Net cash provided by operating activities totaled $41.2 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash provided by investing activities totaled $44.8 million, which included inflows of $124.2 million from net investment securities transactions and $21.1 million from the sale of indirect loans, and was partially offset by outflows of $98.4 million for net loan originations. Net cash used in financing activities of $51.9 million was attributed to a $258.1 million decrease in short-term borrowings and by $12.9 million in dividend payments, partially offset by a $219.3 million increase in deposits.

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

Shareholders’ equity was $432.6 million at September 30, 2019, an increase of $36.3 million from $396.3 million at December 31, 2018. Net income for the nine months ended September 30, 2019 increased shareholders’ equity by $35.8 million, which was partially offset by common and preferred stock dividends declared of $13.1 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $12.3 million during the first nine months of 2019 due primarily to lower net unrealized losses on securities available for sale, partially offset by a reclassification of certain income tax effects to retained earnings.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015 and was fully phased-in on January 1, 2019. As of September 30, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The following table reflects the ratios and their components (dollars in thousands):

	September 30,	December 31,
	2019	2018
Common shareholders’ equity	$415,289	$378,965
Less: Goodwill and other intangible assets	72,341	73,291
Net unrealized gain (loss) on investment securities (1)	3,413	(7,769)
Hedging derivative instruments	(593)	(276)
Net periodic pension and postretirement benefits plan adjustments	(14,554)	(13,236)
Other	—	—
Common Equity Tier 1 (“CET1”) Capital	354,682	326,955
Plus: Preferred stock	17,328	17,328
Less: Other	—	—
Tier 1 Capital	372,010	344,283
Plus: Qualifying allowance for loan losses	31,668	33,914
Subordinated Notes	39,255	39,202
Total regulatory capital	$442,933	$417,399
Adjusted average total assets (for leverage capital purposes)	$4,198,436	$4,218,972
Total risk-weighted assets	$3,525,125	$3,371,541
Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.86%	8.16%
CET1 Capital (CET1 capital to total risk-weighted assets)	10.06	9.70
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.55	10.21
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.57	12.38

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of September 30, 2019 and December 31, 2018 for the Company and the Bank under the BCBS Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the BCBS Capital Rules and the minimum required capital levels as of January 1, 2019 when the BCBS Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the BCBS Capital Rules (in thousands):

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased-in		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Tier 1 leverage:
Company	$372,010	8.86%	$167,937	4.00%	$167,937	4.00%	$209,922	5.00%
Bank	399,906	9.54	167,610	4.00	167,610	4.00	209,512	5.00
CET1 capital:
Company	354,682	10.06	246,759	7.00	246,759	7.00	229,133	6.50
Bank	399,906	11.37	246,170	7.00	246,170	7.00	228,586	6.50
Tier 1 capital:
Company	372,010	10.55	299,636	8.50	299,636	8.50	282,010	8.00
Bank	399,906	11.37	298,920	8.50	298,920	8.50	281,337	8.00
Total capital:
Company	442,933	12.57	370,138	10.50	370,138	10.50	352,512	10.00
Bank	431,574	12.27	369,255	10.50	369,255	10.50	351,671	10.00
December 31, 2018
Tier 1 leverage:
Company	$344,283	8.16%	$168,759	4.00%	$168,759	4.00%	$210,949	5.00%
Bank	372,939	8.86	168,335	4.00	168,335	4.00	210,419	5.00
CET1 capital:
Company	326,955	9.70	214,936	6.38	236,008	7.00	219,150	6.50
Bank	372,939	11.09	214,286	6.38	235,294	7.00	218,488	6.50
Tier 1 capital:
Company	344,283	10.21	265,509	7.88	286,581	8.50	269,723	8.00
Bank	372,939	11.09	264,706	7.88	285,715	8.50	268,908	8.00
Total capital:
Company	417,399	12.38	332,940	9.88	354,012	10.50	337,154	10.00
Bank	406,853	12.10	331,933	9.88	352,942	10.50	336,135	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2018 to September 30, 2019. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending September 30, 2020 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-200 bp	-100 bp	+100 bp	+200 bp
Estimated change in net interest income	$(7,293)	$(2,811)	$(1,178)	$(2,195)
% Change	(5.32)%	(2.05)%	(0.86)%	(1.60)%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2019 and December 31, 2018 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2019 and December 31, 2018. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	September 30, 2019			December 31, 2018
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$624,512			$557,468
- 200 Basis Points	662,044	$37,532	6.01%	599,223	$41,755	7.49%
- 100 Basis Points	663,161	38,649	6.19	568,602	11,134	2.00
+ 100 Basis Points	602,522	(21,990)	(3.52)	523,577	(33,891)	(6.08)
+ 200 Basis Points	567,142	(57,370)	(9.19)	485,798	(71,670)	(12.86)

The increase in the Pre-Shock Scenario EVE at September 30, 2019 compared to December 31, 2018 resulted primarily from a more favorable valuation of non-maturity deposits and certain fixed rate assets that reflected alternative funding rate changes used for discounting future cash flows. The increase in the +200 basis point Rate Shock Scenario EVE also reflects this more favorable valuation of non-maturity deposits and certain fixed rate assets.

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, November 6, 2019
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Justin K. Bigham	, November 6, 2019
Justin K. Bigham
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, November 6, 2019
Sonia M. Dumbleton
Senior Vice President, Controller
(Principal Accounting Officer)