Form 10-K
period 2019-12-31
FINANCIAL INSTITUTIONS INC
filed 2020-03-04
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	Form 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 2019

      OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-26481

FINANCIAL INSTITUTIONS, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	16-0816610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 LIBERTY STREET, WARSAW, NEW YORK	14569
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:     (585) 786-1100

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.01 per share	FISI	Nasdaq Global Select Market

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

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2019 closing price reported by Nasdaq, was approximately $457,230,000.

As of February 21, 2020, there were outstanding, exclusive of treasury shares, 16,002,899 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

FORWARD LOOKING INFORMATION

Statements and financial analysis contained in this Annual Report on Form 10-K that are based on other than historical data are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

•	If we experience greater credit losses than anticipated, earnings may be adversely impacted;
•	Geographic concentration may unfavorably impact our operations;
•	Our commercial business and mortgage loans increase our exposure to credit risks;
•	Our indirect and consumer lending involves risk elements in addition to normal credit risk;
•	Lack of seasoning in portions of our loan portfolio could increase risk of credit defaults in the future;
•	We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason;
•	We depend on the accuracy and completeness of information about or from customers and counterparties;
•	We are subject to environmental liability risk associated with our lending activities;
•	We operate in a highly competitive industry and market area;
•	Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect our business, financial condition, and results of operations;
•	Our insurance brokerage subsidiary is subject to risk related to the insurance industry;
•	Our investment advisory and wealth management operations are subject to risk related to the regulation of the financial services industry and market volatility;
•	Our tax strategies and the value of our deferred tax assets and liabilities could adversely affect our operating results and regulatory capital ratios;
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

•	We may be unable to successfully implement our growth strategies, including the integration and successful management of newly-acquired businesses;
•	Acquisitions may disrupt our business and dilute shareholder value;
•	The value of our goodwill and other intangible assets may decline in the future;
•	We use financial models for business planning purposes that may not adequately predict future results;
•	Liquidity is essential to our businesses;
•	We rely on dividends from our subsidiaries for most of our revenue;
•	We may not be able to attract and retain skilled people;
•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;
•	If our risk management framework does not effectively identify or mitigate our risks, we could suffer losses;
•	We face competition in staying current with technological changes and banking alternatives to compete and meet customer demands;
•	We rely on other companies to provide key components of our business infrastructure;
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

ITEM 1.    BUSINESS

GENERAL

The Parent is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”). The principal office of the Parent is located at 220 Liberty Street, Warsaw, New York 14569 and its telephone number is (585) 786-1100. The Parent was incorporated on September 15, 1931, but the continuity of the Company’s banking business is traced to the organization of the National Bank of Geneva on March 28, 1817. Except as the context otherwise requires, the Parent and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.” Five Star Bank is referred to as “FSB” or “the Bank,” SDN Insurance Agency, LLC is referred to as “SDN,” Courier Capital, LLC is referred to as “Courier Capital” and HNP Capital, LLC is referred to as “HNP Capital.” The consolidated financial statements include the accounts of the Parent, the Bank, SDN, Courier Capital and HNP Capital. The Parent’s common stock is traded on the Nasdaq Global Select Market under the ticker symbol “FISI.”

At December 31, 2019, the Company had 722 employees and consolidated total assets of $4.38 billion, deposits of $3.56 billion and shareholders’ equity of $438.9 million.

The Parent’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Parent’s four direct wholly-owned subsidiaries are: (1) the Bank, which provides a full range of banking services to consumer, commercial and municipal customers in Western and Central New York; (2) SDN, which sells various premium-based insurance policies on a commission basis to commercial and consumer customers; and (3) Courier Capital and (4) HNP Capital, which both provide customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. At December 31, 2019, the Bank represented 99.1%, SDN represented 0.4% and Courier Capital and HNP Capital combined represented 0.5% of the consolidated assets of the Company.

Five Star Bank

The Bank is a New York-chartered bank that has its headquarters at 55 North Main Street, Warsaw, NY, and a total of 53 full-service banking offices in the New York State counties of Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates counties.

At December 31, 2019, the Bank had total assets of $4.35 billion, investment securities of $776.9 million, net loans of $3.19 billion, deposits of $3.56 billion and shareholders’ equity of $441.8 million. The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans.

SDN Insurance Agency, LLC

SDN is a full-service insurance agency founded in 1923 and headquartered in Amherst, NY. SDN offers personal, commercial and financial services products. For the year ended December 31, 2019, SDN had total revenue of $4.5 million.

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

Courier Capital, LLC

Acquired in January 2016, Courier Capital is an SEC-registered investment advisory and wealth management firm founded in 1967 and based in Western New York, with offices in Buffalo, Amherst and Jamestown. With $1.91 billion in assets under management as of December 31, 2019, Courier Capital offers customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses and institutions. For the year ended December 31, 2019, Courier Capital had total revenue of $5.3 million.

HNP Capital, LLC

Acquired in June 2018, HNP Capital is an SEC-registered investment advisory and wealth management firm founded in 2009 and based in Western New York, with offices in Rochester, New York. With $497 million in assets under management as of December 31, 2019, HNP Capital offers customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses and institutions. For the year ended December 31, 2019, HNP Capital had total revenue of $2.0 million.

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

A key aspect of our current business strategy is to foster a community-oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. We believe that we are well-positioned to be a strong competitor within our market area because of our focus on community banking needs and customer service, our comprehensive suite of deposit, loan, insurance and wealth management products typically found at larger banks, our highly experienced management team and our strategically located banking centers. We have also broadened our service offerings to include financial advice and insurance solutions along with traditional banking needs.

We have evolved to meet changing customer needs by opening what we refer to as financial solution center branches. These financial solution centers have a smaller footprint than our traditional branches, focus on technology to provide solutions that fit our customer preferences for transacting business with us, and these branches are staffed by certified personal bankers who are trained to meet a broad array of customer needs. In recent years, we have opened four financial solution centers in the Rochester and Buffalo markets, and in February 2020, the Federal Reserve Bank of New York and the New York State Department of Financial Services approved our application to open two additional financial solution centers in Buffalo. We believe that the foregoing factors all help to grow our core deposits, which supports a central element of our business strategy - the growth of a diversified and high-quality loan portfolio.

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

Conversations with potential strategic partners occur on a regular basis. The evaluation of any potential opportunity will favor a transaction that complements our core competencies and strategic intent, with a lesser emphasis being placed on geographic location or size. Additionally, we remain committed to maintaining a diversified revenue stream. Our senior management team has experience in acquisitions and post-acquisition integration of operations and is prepared to act promptly should a potential opportunity arise but will remain disciplined with its approach. We believe this experience positions us to successfully acquire and integrate additional financial services and banking businesses.

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

Our market area is economically diversified in that we serve both rural markets and the larger markets in and around Rochester and Buffalo. Rochester and Buffalo are the two largest metropolitan areas in New York outside of New York City, with a combined population of over two million people. We anticipate continuing to increase our presence in and around these metropolitan statistical areas in the coming years. For example, in February 2020, the Federal Reserve Bank of New York and the New York State Department of Financial Services approved our application to open two additional financial solution centers in Buffalo.

We face significant competition in both making loans and attracting deposits, as Western and Central New York have a high density of financial institutions. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, and other financial services companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-traditional fintech firms and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We generally compete with other financial service providers on factors such as level of customer service, responsiveness to customer needs, availability and pricing of products, and geographic location. Our industry frequently experiences merger activity, which affects competition by eliminating some institutions while potentially strengthening the franchises of others.

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2019, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global Market Intelligence, which compiles deposit data published by the FDIC as of June 30, 2019 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

County	Market Share	Market Rank	Number of Branches (1)
Allegany	9.6%	3	1
Cattaraugus	26.8%	2	5
Cayuga	4.5%	9	1
Chautauqua	1.8%	8	1
Chemung	14.4%	3	3
Erie	0.4%	11	4
Genesee	21.6%	2	3
Livingston	34.7%	1	5
Monroe	1.9%	8	8
Ontario	13.4%	2	5
Orleans	26.4%	2	2
Seneca	28.8%	1	2
Steuben	33.0%	1	7
Wyoming	59.5%	1	4
Yates	40.4%	1	2

(1)	Number of branches current as of December 31, 2019.

INVESTMENT ACTIVITIES

Our investment policy is contained within our overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, we consider the ability of an investment to provide earnings consistent with factors related to quality, maturity, marketability, pledgeable nature and risk diversification. Our Chief Financial Officer and Corporate Treasurer, guided by our Asset-Liability Committee (“ALCO”), are responsible for investment portfolio decisions within the established policies.

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

Commercial Business and Commercial Mortgage Lending

We primarily originate commercial business loans in our market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. We offer commercial business loans to customers in the agricultural industry for short-term crop production, farm equipment and livestock financing. As a general practice, where possible, a first position collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2019, $161.9 million, or 28%, of our aggregate commercial business loan portfolio were at fixed rates, while $410.2 million, or 72%, were at variable rates.

We also offer commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial mortgage loans are secured by first liens on the real estate and are typically amortized over a 10 to 20-year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2019, $612.7 million, or 55%, of the loans in our aggregate commercial mortgage portfolio were at fixed rates, while $493.6 million, or 45%, were at variable rates.

We utilize government loan guarantee programs where available and appropriate.

Government Guarantee Programs

We participate in government loan guarantee programs offered by the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2019, we had loans with an aggregate principal balance of $37.2 million that were covered by guarantees under these programs. The guarantees typically only cover a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while reducing credit risk.

Residential Real Estate Lending

We originate fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, including home improvement loans, closed-end home equity loans, and home equity lines of credit, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. We typically follow the underwriting and appraisal guidelines of the secondary market, including the FHLMC and the Federal Housing Administration, and service the loans in a manner that satisfies the secondary market agreements. As of December 31, 2019, our residential mortgage servicing portfolio totaled $189.8 million, the majority of which has been sold to the FHLMC. As of December 31, 2019, our residential real estate loan portfolio totaled $572.4 million, or 18% of our total loan portfolio. As of December 31, 2019, our residential real estate lines portfolio totaled $104.1 million, or 3% of our total loan portfolio. As of December 31, 2019, $493.8 million, or 86%, of the loans in our residential real estate loan portfolio were at fixed rates, while $78.5 million, or 14%, were at variable rates. The residential real estate lines portfolio primarily consists of variable rate lines. Approximately 91% of the loans and lines in our residential real estate portfolios were in first lien positions at December 31, 2019. We do not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.

Consumer Lending

We offer a variety of loan products to our consumer customers, including automobile loans, secured installment loans and other types of secured and unsecured personal loans. At December 31, 2019, outstanding consumer loan balances were concentrated in indirect automobile loans.

We originate indirect consumer loans for a mix of new and used vehicles through franchised new car dealers. The consumer indirect loan portfolio is primarily comprised of loans with terms that typically range from 36 to 84 months. We have developed relationships with franchised new car dealers in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania. As of December 31, 2019, our consumer indirect portfolio totaled $850.1 million, or 26% of our total loan portfolio. The consumer indirect loan portfolio primarily consists of fixed rate loans with relatively short durations.

We also originate, independently of the indirect loans described above, consumer automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of the collateral and the size of loan. A portion of the consumer lending program is underwritten on a secured basis using the customer’s financed automobile, mobile home, boat or recreational vehicle as collateral. The other loans in our consumer portfolio totaled $16.1 million as of December 31, 2019, all of which were fixed rate loans.

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

Our policy includes loan reviews, under the supervision of the Audit and Risk Oversight committees of our Board of Directors and directed by our Chief Risk Officer, in order to render an independent and objective evaluation of our asset quality and credit administration process.

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

2.

The remaining portfolios of commercial business and commercial mortgage loans are segmented by risk rating into the following loan classification categories: uncriticized or pass, special mention, substandard and doubtful. Uncriticized loans, special mention loans, substandard loans and all doubtful loans not assigned a specific loss allowance are assigned allowance allocations based on historical net loan charge-off experience for each of the respective loan categories, supplemented with loss emergence periods and qualitative factors, if considered appropriate. These qualitative factors include the levels and trends in delinquent and non-accruing loans, trends in volume and terms of loans, effects of changes in lending policy, experience, ability, and depth of management, national and local economic trends and conditions, concentrations of credit, interest rate environment, regulatory environment, information (availability of timely financial information), and collateral values, among others.

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

Deposits

We maintain a full range of deposit products and accounts to meet the needs of the residents and businesses in our primary service area. Products include an array of checking and savings account programs for individuals and businesses, including money market accounts, certificates of deposit, sweep investment capabilities as well as Individual Retirement Accounts and other qualified plan accounts. We rely primarily on competitive pricing of our deposit products, customer service and long-standing relationships with customers to attract and retain these deposits and seek to make our services convenient to the community by offering a choice of several delivery systems and channels, including telephone, mail, online, automated teller machines (“ATMs”), debit cards, point-of-sale transactions, automated clearing house transactions (“ACH”), remote deposit, and mobile banking via telephone or wireless devices. We also take advantage of the use of technology by offering business customers banking access via the Internet and various advanced cash management systems.

We also participate in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. CDARS deposits and ICS deposits totaled $336.7 million and $172.0 million, respectively, at December 31, 2019.

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

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that impact the regulation of community banks, thrifts, and small bank and thrift holding companies. Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, and imposed new capital requirements on bank and thrift holding companies. We have elected to be treated as a financial holding company.

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

In May 2018, President Trump signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act (“Economic Growth Act”), which impacted several of the provisions of the Dodd-Frank Act. The enactment of the Economic Growth Act provided certain regulatory relief to community banks, like us, with less than $10 billion in total consolidated assets. This relief includes an exemption from the Volcker Rule, as implemented by final regulations published by the federal banking regulators discussed further below.

We cannot predict whether any other executive or congressional action will attempt to implement the recommendations of the Treasury Report as they pertain to the Dodd-Frank Act.

See Item 1A, Risk Factors, for a more extensive discussion of this topic.

The Volcker Rule. The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and from investing and sponsoring hedge funds and private equity funds. The statutory provision implementing these restrictions is commonly called the “Volcker Rule.” The Economic Growth Act, signed into law in 2018, exempts banks with less than $10 billion in total consolidated assets that does not engage in any covered activities other than trading in certain government, agency, state or municipal obligations, from any significant compliance obligations under the Volcker Rule. Because the Bank falls within the category of exempted banks, the Volcker Rule will not have a material effect on our business, financial condition and results of operations. The final regulations promulgated pursuant to the Economic Growth Act that exempt community banks from complying with the Volcker Rule were approved in July 2019. We cannot predict whether we may become subject to the Volcker Rule following additional legislative or regulatory action concerning community banks.

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

Capital Requirements. The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. The current risk-based capital standards applicable to the Company and the Bank are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee.

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

The Basel III Rules became fully phased in effective January 1, 2019 and require the Company and the Bank to maintain an additional capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

The Economic Growth Act provided for a potential exception from the Basel III Rules for community banks that maintain a Community Bank Leverage Ratio (“CBLR”) of at least 8.0% to 10.0%. The CBLR is calculated by dividing Tier 1 capital by the bank’s average total consolidated assets. In the final rules approved by the FDIC in September 2019, qualifying community banking organizations that opt in to using the CBLR are considered to be in compliance with the Basel III Rules as long as the bank maintains a CBLR of greater than 9.0%. If a bank is not a qualifying community banking organization, does not opt in to using the CBLR, or cannot maintain a CBLR of greater than 9.0%, the bank would have to comply with the Basel III Rules. We are currently evaluating the CBLR framework and the potential impact CBLR adoption would have on the Company and the Bank, respectively.

Leverage Requirements. BHCs and banks are also required to comply with minimum leverage ratio requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (the “leverage ratio”), of 4.0%.

Liquidity Regulation. The liquidity coverage ratio (“LCR”), provided for in the Basel III liquidity framework, is designed to ensure that a bank maintains an adequate level of unencumbered high quality liquid assets equal to the bank’s expected net cash outflows for a thirty-day time horizon under an acute liquidity stress scenario. The rules as adopted apply in their most comprehensive form only to advanced approaches bank holding companies and depository institution subsidiaries of such bank holding companies and, in a modified form, to banking organizations having $50 billion or more in total consolidated assets. Accordingly, they do not apply to either the Company or the Bank. As a result, we do not manage our balance sheet to be compliant with these rules.

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

Prompt Corrective Action. The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. A depository institution is deemed to be “well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET 1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.

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

For further information regarding the capital ratios and leverage ratio of the Company and the Bank see the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K. The current requirements and the actual levels for the Company and the Bank are detailed in Note 13, Regulatory Matters, of the notes to consolidated financial statements, included in this Annual Report on Form 10-K.

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

The primary source of cash for dividends we pay is the dividends we receive from the Bank. The Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Approval of the New York State Department of Financial Services (the “NY DFS”) is required prior to paying a dividend if the dividend declared by the Bank exceeds the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years. At January 1, 2020, the Bank could declare dividends of $59.9 million from retained net profits of the preceding two years. The Bank declared dividends of $20.0 million in 2019 and 2018.

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

The Dodd-Frank Act also set a new minimum Deposit Insurance Fund (“DIF”) reserve ratio at 1.35% of estimated insured deposits. The Dodd-Frank Act also required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. Premiums for the Bank are now calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter.  As of September 30, 2018, the FDIC had exceeded the minimum reserve ratio of 1.35%.  Certain institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio to 1.35%, which will apply to reduce regular assessments for quarters when the reserve ratio is at least 1.38%.  In January 2019, the FDIC notified the Bank that it would be eligible for these credits to offset future deposit insurance assessments, and the Bank applied these credits to its third and fourth quarter of 2019 deposit insurance assessments.  As of December 31, 2019, the Bank has $70 thousand of these credits available for future periods.

The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

DIF-insured institutions paid a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. These assessments ceased in 2019 following the maturity of the bonds.

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

The recommendations of the Treasury Report do not provide for the abolishment of the CFPB; however, the Treasury Report calls for the director of the CFPB to be subject to removal by the President and for repeal of the CFPB’s authority to perform examinations. We cannot predict whether or how the CFPB will be impacted by either pending or future legislation or by possible future executive action.

Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.

Community Reinvestment Act. Pursuant to the Community Reinvestment Act (the “CRA”), under federal and New York State law, the Bank is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The FRB of New York and NY DFS periodically assess the Bank’s record of performance under the CRA and issue one of the following ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.”

The most recently completed evaluation of the Bank’s performance under the CRA was conducted by the NY DFS from January 1, 2012 through September 30, 2017 and was disclosed to us in November 2019. The NY DFS performance evaluation resulted in an overall rating of “Satisfactory.” The last CRA evaluation completed by the NY DFS was in 2011 and resulted in the Bank being rated as “Outstanding.” In reaching this rating, the NY DFS considered the Bank’s lending practices by the areas served, the geographic distribution of loans, borrower characteristics and use in community development projects, along with testing the ability of the Bank’s investment and service activities to meet community credit needs.

The FRB of New York is assessing our CRA performance for the period from October 2013 to September 2018 and has not yet completed its evaluation. The last CRA evaluation completed by the FRB of New York was for the time period January 2011 through September 2013 and was disclosed to us in March 2018. This performance evaluation resulted in an overall rating by the FRB of New York of “Needs to Improve.” In reaching this rating the FRB of New York considered several factors, including the geographic distribution of loans we made from January 2011 through September 2013 in the Buffalo and Rochester metropolitan areas, the accessibility of our retail delivery systems and our level of compliance during the time period with the Equal Credit Opportunity Act and the Fair Housing Act. We believe the Bank has made significant improvements in these areas since September 2013 and we are firmly committed to fair and responsible banking and helping to meet the credit needs of all segments of the communities that we serve.

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

In February 2017, the NY DFS issued a final rule, which became effective on March 1, 2017, requiring New York State-chartered or licensed banks regulated by the NY DFS, such as us, to adopt broad cybersecurity protections. Specifically, we are now required to establish a program designed to ensure the safety of our information systems, adopt a written cybersecurity policy, designate an information security officer, and comply with NY DFS certification and reporting requirements. Compliance with this rule was subject to four phase-in dates between September 2017 and March 2019.

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

In addition to these registration requirements, the Advisers Act contains numerous other provisions that impose obligations on investment advisors. For example, investment advisors are required by Regulation Best Interest to provide their customers the Form

CRS to disclose the material terms of the advisor’s relationships with retail customers, including the scope and terms of the relationship and any conflicts of interest associated with the recommendation being made by the advisor. In addition, Section 206 includes anti-fraud provisions that courts have interpreted as establishing fiduciary duties extending to all services undertaken on behalf of the client. These duties include, but are not limited to, the disclosure of all material facts to clients, providing only suitable investment advice, and seeking best price execution of trades. Section 206 also has specific rules relating to, among other things, advertising, safeguarding client assets, the engagement of third-parties, the duty to supervise persons acting on the investment adviser’s behalf, and the establishment of an effective internal compliance program and a code of ethics.

Courier Capital and HNP Capital are subject to each of these obligations and, as applicable, restrictions, and are also subject to examination by the SEC’s Office of Compliance, Investigations, and Examinations to assess their overall compliance with the Advisers Act and the effectiveness of their internal controls.

Commencing in October 2013, prior to the Parent’s acquisition of Courier Capital and HNP Capital, the Bank entered into a partnership with LPL Financial, one of the nation’s largest independent financial services companies (“LPL”), to provide investment advisory and broker-dealer services to the Bank’s customers through LPL. This partnership continues and the Bank employs wealth advisors, who are licensed by LPL, to provide investment advisory and broker-dealer services to the Bank’s customers. LPL is an investment adviser registered under the Advisers Act and is subject to its provisions.

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

Credit Risks and Risks Related to Banking Activities

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

At December 31, 2019, our portfolio of commercial business and mortgage loans totaled $1,678.3 million, or 52.1% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to consumer loans or residential real estate loans. A sudden downturn in the economy could result in borrowers being unable to repay their loans, thus exposing us to increased credit risk.

Our indirect and consumer lending involves risk elements in addition to normal credit risk.

A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania. These loans are for the purchase of new or used automobiles. We serve customers that cover a range of creditworthiness, and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, such loans involve risk elements in addition to normal credit risk. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan-to-value ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower. If the losses from our indirect loan portfolio are higher than anticipated, it could have a material adverse effect on our financial condition and results of operations. In addition, our consumer lending activities are subject to numerous consumer protection laws and regulations, and if we were unable to comply with the regulations applicable to our consumer lending activities, our financial condition and results of operations may be adversely affected.

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

At December 31, 2019, we had $2.38 billion of deposit liabilities that have no maturity and, therefore, may be withdrawn by the depositor at any time. These deposit liabilities include our checking, savings, and money market deposit accounts.

Market conditions may impact the competitive landscape for deposits in the banking industry. The low rate environment and future actions the Federal Reserve may take may impact pricing and demand for deposits in the banking industry. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with wholesale funding, the sale of interest-earning assets, or a combination of these two actions. The replacement of deposit funding with wholesale funding could cause our overall cost of funding to increase, which would reduce our net interest income. A loss of interest-earning assets could also reduce our net interest income.

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

Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect our business, financial condition, and results of operations.

In 2017, the United Kingdom’s Financial Conduct Authority, a regulator of financial services firms and financial markets in the United Kingdom, stated that it will only support the regulatory oversight of the London Interbank Offered Rate ("LIBOR") interest rate indices through 2021. This announcement, and, more generally, financial benchmark reforms and changes in the interbank lending markets, have resulted in uncertainty about the interest rate benchmarks that will be used in the future. In addition to the discontinuance of LIBOR, there may be future changes in the rules or methodologies used to calculate benchmarks, which may have a material adverse effect on the value of or return on our financial assets and liabilities that are based on or are linked to LIBOR and other benchmarks. The uncertainty related to these changes may have an unpredictable impact on the financial markets and could adversely impact our financial condition or results of operations.

Risks Related to Non-Banking Activities

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

Our investment advisory and wealth management operations are subject to risk related to the regulation of the financial services industry and market volatility.

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

In addition, the broker-dealer services provided by Courier Capital and HNP Capital are subject to Regulation Best Interest, which requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. The regulation imposes heightened standards on broker-dealers and will require us to review and modify the policies and procedures of our wealth management operations, as well as associated supervisory and compliance controls.

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

Strategic and Operational Risks

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

As indicated in Note 1, Summary of Significant Accounting Policies - Recent Accounting Pronouncements, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the regulations, rules, standards, policies, and interpretations underlying GAAP are constantly evolving and may change significantly over time. In particular, effective January 1, 2020, we have implemented FASB’s Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which requires us to recognize an allowance for credit losses based on historical experience, current conditions and reasonable and supportable forecasts, as opposed to recognizing an allowance when it is probable that a loss has been incurred. This change in GAAP is expected to have an impact on the Company’s statements of income and financial condition, including by increasing our allowance for loan losses and creating more volatility in the level of our allowance for loan losses, and will be impacted by the Company’s loan and securities portfolios’ composition, attributes and quality. If we fail to interpret any one or more of these GAAP provisions correctly, or if our methodology in applying them to our financial reporting or disclosures is at all flawed, our financial statements may contain inaccuracies that, if severe enough, could warrant a later restatement by us, which in turn could result in a material adverse event.

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

Our growth strategy is also dependent upon the successful integration of new businesses and any future acquisitions into our existing operations. While our senior management team has had extensive experience in acquisitions and post-acquisition integration, there is no guarantee that our current or future integration efforts will be successful, and if our senior management is forced to spend a disproportionate amount of time on integrating recently-acquired businesses, it may distract their attention from operating our business or pursuing other growth opportunities.

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

As of December 31, 2019, we had $66.1 million of goodwill and $8.8 million of other intangible assets. Significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

If our risk management framework does not effectively identify or mitigate our risks, we could suffer losses.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk, and liquidity risk. We seek to monitor and control our risk exposure through a framework of policies, procedures and reporting requirements. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models used to mitigate these risks are inadequate, we may incur losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

Technology and Cybersecurity Risks

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

As of March 1, 2017, we were required to comply with new cybersecurity regulations promulgated by the NY DFS that were phased in between September 2017 and March 2019. Any failure by us to timely and successfully implement some or all of these regulations, which mandate, among other things, the creation of a new cybersecurity program, a written policy, the appointment of an information security officer and certification by the NY DFS, could also result in regulatory sanctions, public disclosure and reputational damage even if we do not experience a significant cybersecurity breach.

Furthermore, as the threat of cyber attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our systems, or to investigate and remediate vulnerabilities in our systems. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our systems can itself create a risk of systems disruptions and security issues.

Legal and Regulatory Risks

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

As described in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business,” both our Banking and Non-Banking segments are subject to extensive supervision, regulation and examination. The various regulatory authorities with jurisdiction over us have significant latitude in addressing our compliance with applicable laws and regulations including, but not limited to, those governing consumer credit, fair lending, anti-money laundering, anti-terrorism, capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors affecting us. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to, among other things, capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Our regulators have broad discretion to impose monetary fines or restrictions and limitations on our operations if they determine, for any reason, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

We have been, and may in the future be, subject to various legal and regulatory proceedings, including class action litigation. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that we will prevail in any proceeding or litigation. Legal and regulatory matters of any degree of significance could result in substantial cost and diversion of our efforts, which by itself could have a material adverse effect on our financial condition and operating results.

As disclosed in Part I, Item 3, “Legal Proceedings,” an action has been brought against us by four individuals seeking to represent a putative class of consumers who are alleged to have obtained direct or indirect financing from us for the purchase of vehicles that we later repossessed. If we settle these claims or the litigation is not resolved in our favor, we may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by our existing insurance policies. We can provide no assurances that our insurer will insure the legal costs, settlements or judgements we incur in excess of our deductible. If we are not successful in defending ourselves from these claims, or if our insurer does not insure us against legal costs we incur in excess of our deductible, the result may materially adversely affect our business, results of operations and financial condition. Further, adverse determinations in such matters could result in actions by our regulators that could materially adversely affect our business, financial condition or results of operations. There can be no guarantee that proceedings that may have a material adverse effect on our business, results of operations or financial condition will not arise in the near or long-term future.

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

Market Risks

We are subject to interest rate risk, and a rising rate environment may reduce our income and result in higher defaults on our loans, whereas a falling rate environment may result in earlier loan prepayments than we expect, which may reduce our income.

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

Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, in a falling rate environment, loans may be prepaid sooner than we expect, which could result in a delay between when we receive the prepayment and when we are able to redeploy the funds into new interest-earning assets and in a decrease in the amount of interest income we are able to earn on those assets. If we are unable to manage these risks effectively, our financial condition and results of operations could be materially adversely affected.

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

Risks Related to our Common Stock

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

We are engaged in the banking business through 53 branch offices, of which 36 are owned and 17 are leased, in the following fifteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates Counties. The operating leases for our branch offices expire at various dates through the year 2047 and generally include options to renew. The Bank also has administrative operations at a leased facility in Amherst, New York.

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

We believe that our properties have been adequately maintained, are in good operating condition and are suitable for our business as presently conducted, including meeting the prescribed security requirements. For additional information, see Note 6, Premises and Equipment, Net, and Note 12, Commitments and Contingencies, in the accompanying financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

From time to time we are a party to or otherwise involved in legal proceedings arising out of the normal course of business. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense and settlement costs, unfavorable awards, diversion of management resources and other factors.

In February 2020, we agreed to engage in mediation with the plaintiffs in an action filed against us on May 16, 2017 by Matthew L. Chipego, Charlene Mowry, Constance C. Churchill and Joseph W. Ewing in the Court of Common Pleas in Philadelphia, Pennsylvania.  Plaintiffs seek class certification to represent classes of consumers in New York and Pennsylvania along with statutory damages, interest and declaratory relief. The plaintiffs seek to represent a putative class of consumers who are alleged to have obtained direct or indirect financing from us for the purchase of vehicles that we later repossessed. The plaintiffs specifically claim that the notices the Bank sent to defaulting consumers after their vehicles were repossessed did not comply with the relevant portions of the Uniform Commercial Code in New York and Pennsylvania. We dispute and believe we have meritorious defenses against these claims and plan to vigorously defend ourselves.

If we settle these claims or the action is not resolved in our favor, we may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by our existing insurance policies. We can provide no assurances that our insurer will insure the legal costs, settlements or judgements we incur in excess of our deductible. If we are unsuccessful in defending ourselves from these claims or if our insurer does not insure us against legal costs we incur in excess of our deductible, the result may materially adversely affect our business, results of operations and financial condition.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “FISI.” At February 21, 2020, 16,002,899 shares of our common stock were outstanding and there were 176 registered shareholders of record.

We have paid regular quarterly cash dividends on our common stock and our Board of Directors presently intends to continue this practice, subject to our results of operations and the need for those funds for debt service and other purposes. See the discussions in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business,” in the section captioned “Liquidity and Capital Resources” included in Part II, Item 7, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 13, Regulatory Matters, in the accompanying financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” all of which are included elsewhere in this report and incorporated herein by reference thereto.

Stock Performance Graph

The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2014 as reported by the Nasdaq Global Select Market, through December 31, 2019, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return, as compiled by S&P Global Market Intelligence of Major Exchange (NYSE, NYSE American and Nasdaq) Banks with $1 billion to $5 billion in assets over the same period. Cumulative return assumes the reinvestment of dividends. The graph was prepared by S&P Global Market Intelligence and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Financial Institutions, Inc.	100.00	115.04	144.50	135.07	115.12	148.67
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank $1B-$5B Index	100.00	111.94	161.04	171.69	150.42	182.85

ITEM 6.    SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	At or for the year ended December 31,
	2019	2018	2017	2016	2015
Selected financial condition data:
Total assets	$4,384,178	$4,311,698	$4,105,210	$3,710,340	$3,381,024
Loans, net	3,190,505	3,052,684	2,700,345	2,309,227	2,056,677
Investment securities	776,917	892,258	1,041,439	1,083,264	1,030,112
Deposits	3,555,675	3,366,907	3,210,174	2,995,222	2,730,531
Borrowings	314,773	508,702	485,331	370,561	332,090
Shareholders’ equity	438,947	396,293	381,177	320,054	293,844
Common shareholders’ equity	421,619	378,965	363,848	302,714	276,504
Tangible common shareholders’ equity (1)	346,696	302,792	289,145	227,074	209,558

Selected operations data:
Interest income	$168,800	$152,732	$130,110	$115,231	$105,450
Interest expense	38,888	29,868	17,495	12,541	10,137
Net interest income	129,912	122,864	112,615	102,690	95,313
Provision for loan losses	8,044	8,934	13,361	9,638	7,381
Net interest income after provision for loan losses	121,868	113,930	99,254	93,052	87,932
Noninterest income	40,381	36,478	34,730	35,760	30,337
Noninterest expense	102,828	100,876	90,513	84,671	79,393
Income before income taxes	59,421	49,532	43,471	44,141	38,876
Income tax expense	10,559	10,006	9,945	12,210	10,539
Net income	$48,862	$39,526	$33,526	$31,931	$28,337
Preferred stock dividends	1,461	1,461	1,462	1,462	1,462
Net income available to common shareholders	$47,401	$38,065	$32,064	$30,469	$26,875

Stock and related per share data:
Earnings per common share:
Basic	$2.97	$2.39	$2.13	$2.11	$1.91
Diluted	$2.96	$2.39	$2.13	$2.10	$1.90
Cash dividends declared per common share	$1.00	$0.96	$0.85	$0.81	$0.80
Common book value per share	$26.35	$23.79	$22.85	$20.82	$19.49
Tangible common book value per share (1)	$21.66	$19.01	$18.16	$15.62	$14.77
Market price (Nasdaq: FISI):
High	$33.28	$34.35	$35.40	$34.55	$29.04
Low	$25.50	$24.49	$25.65	$25.98	$21.67
Close	$32.10	$25.70	$31.10	$34.20	$28.00

(1)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(Dollars in thousands)	At or for the year ended December 31,
	2019	2018	2017	2016	2015
Performance ratios:
Net income, returns on:
Average assets	1.14%	0.95%	0.86%	0.90%	0.87%
Average equity	11.61%	10.18%	9.62%	10.01%	9.78%
Net income available to common shareholders, returns on:
Average common equity	11.74%	10.26%	9.68%	10.10%	9.87%
Average tangible common equity (1)	14.45%	12.95%	12.51%	13.51%	13.16%
Average tangible assets (1)	1.13%	0.93%	0.84%	0.88%	0.84%
Common dividend payout ratio	33.67%	40.17%	39.91%	38.39%	41.88%
Net interest margin (fully tax-equivalent)	3.28%	3.18%	3.21%	3.24%	3.28%
Effective tax rate	17.8%	20.2%	22.9%	27.7%	27.1%
Efficiency ratio (2)	60.59%	62.73%	60.65%	60.95%	62.44%

Capital ratios:
Leverage ratio (3)	9.00%	8.16%	8.13%	7.36%	7.41%
Common equity Tier 1 capital ratio (3)	10.31%	9.70%	10.16%	9.59%	9.77%
Tier 1 capital ratio (3)	10.80%	10.21%	10.74%	10.26%	10.50%
Total risk-based capital ratio (3)	12.77%	12.38%	13.19%	12.97%	13.35%
Average equity to average assets	9.82%	9.31%	8.95%	8.99%	8.86%
Common equity to assets	9.62%	8.79%	8.86%	8.16%	8.18%
Tangible common equity to tangible assets (1)	8.05%	7.15%	7.17%	6.25%	6.32%

Asset quality:
Non-performing loans	$8,640	$7,141	$12,531	$6,326	$8,440
Non-performing assets	$9,108	$7,371	$12,679	$6,433	$8,603
Allowance for loan losses	$30,482	$33,914	$34,672	$30,934	$27,085
Net loan charge-offs	$11,476	$9,692	$9,623	$5,789	$7,933
Non-performing loans to total loans	0.27%	0.23%	0.46%	0.27%	0.41%
Non-performing assets to total assets	0.21%	0.17%	0.31%	0.17%	0.25%
Net charge-offs to average loans	0.37%	0.33%	0.38%	0.26%	0.40%
Allowance for loan losses to total loans	0.95%	1.10%	1.27%	1.32%	1.30%
Allowance for loan losses to non-performing loans	353%	475%	277%	489%	321%

Other data:
Number of branches	53	53	53	52	50
Full time equivalent employees	703	702	639	631	660

(1)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.
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

(3)	2019, 2018, 2017, 2016 and 2015 ratios calculated under Basel III rules, which became effective January 1, 2015.

GAAP to Non-GAAP Reconciliation

(In thousands, except per share data)	At or for the year ended December 31,
	2019	2018	2017	2016	2015
Computation of ending tangible common equity:
Common shareholders’ equity	$421,619	$378,965	$363,848	$302,714	$276,504
Less: goodwill and other intangible assets, net	74,923	76,173	74,703	75,640	66,946
Tangible common equity	$346,696	$302,792	$289,145	$227,074	$209,558

Computation of ending tangible assets:
Total assets	$4,384,178	$4,311,698	$4,105,210	$3,710,340	$3,381,024
Less: goodwill and other intangible assets, net	74,923	76,173	74,703	75,640	66,946
Tangible assets	$4,309,255	$4,235,525	$4,030,507	$3,634,700	$3,314,078

Tangible common equity to tangible assets (1)	8.05%	7.15%	7.17%	6.25%	6.32%

Common shares outstanding	16,003	15,929	15,925	14,538	14,191
Tangible common book value per share (2)	$21.66	$19.01	$18.16	$15.62	$14.77

Computation of average tangible common equity:
Average common equity	$403,689	$371,023	$331,184	$301,666	$272,367
Average goodwill and other intangible assets, net	75,557	76,990	74,818	76,170	68,138
Average tangible common equity	$328,132	$294,033	$256,366	$225,496	$204,229

Computation of average tangible assets:
Average assets	$4,285,825	$4,171,972	$3,896,071	$3,547,105	$3,269,890
Average goodwill and other intangible assets, net	75,557	76,990	74,818	76,170	68,138
Average tangible assets	$4,210,268	$4,094,982	$3,821,253	$3,470,935	$3,201,752

Net income available to common shareholders	$47,401	$38,065	$32,064	$30,469	$26,875
Return on average tangible common equity (3)	14.45%	12.95%	12.51%	13.51%	13.16%
Return on average tangible assets (4)	1.13%	0.93%	0.84%	0.88%	0.84%

(1)	Tangible common equity divided by tangible assets.
(2)	Tangible common equity divided by common shares outstanding.
(3)	Net income available to common shareholders divided by average tangible common equity.
(4)	Net income available to common shareholders divided by average tangible assets.

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

SELECTED QUARTERLY DATA

(Dollars in thousands, except per share data)	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
2019
Interest income	$42,179	$42,459	$42,648	$41,514
Interest expense	9,006	9,976	10,184	9,722
Net interest income	33,173	32,483	32,464	31,792
Provision for loan losses	2,653	1,844	2,354	1,193
Net interest income after provision for loan losses	30,520	30,639	30,110	30,599
Noninterest income	9,667	12,361	9,233	9,120
Noninterest expense	26,768	25,886	25,003	25,171
Income before income taxes	13,419	17,114	14,340	14,548
Income tax expense	312	4,281	2,939	3,027
Net income	$13,107	$12,833	$11,401	$11,521
Preferred stock dividends	365	365	366	365
Net income applicable to common shareholders	$12,742	$12,468	$11,035	$11,156

Earnings per common share (1):
Basic	$0.80	$0.78	$0.69	$0.70
Diluted	0.79	0.78	0.69	0.70

Cash dividends declared per common share	$0.25	$0.25	$0.25	$0.25

2018
Interest income	$41,125	$39,117	$37,013	$35,477
Interest expense	9,096	8,214	6,783	5,775
Net interest income	32,029	30,903	30,230	29,702
Provision for loan losses	3,884	2,061	40	2,949
Net interest income after provision for loan losses	28,145	28,842	30,190	26,753
Noninterest income	9,348	9,816	8,407	8,907
Noninterest expense	27,803	25,521	23,448	24,104
Income before income taxes	9,690	13,137	15,149	11,556
Income tax expense	2,199	2,560	2,979	2,268
Net income	$7,491	$10,577	$12,170	$9,288
Preferred stock dividends	365	365	366	365
Net income applicable to common shareholders	$7,126	$10,212	$11,804	$8,923

Earnings per common share (1):
Basic	$0.45	$0.64	$0.74	$0.56
Diluted	0.45	0.64	0.74	0.56

Cash dividends declared per common share	$0.24	$0.24	$0.24	$0.24

(1)	Earnings per share data is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per common share amounts may not equal the total for the year.

2019 FOURTH QUARTER RESULTS

Net income was $13.1 million for the fourth quarter of 2019 compared with $7.5 million for the fourth quarter of 2018. Results for the fourth quarter of 2019 were positively impacted by a reduction in income tax expense of approximately $2.7 million for federal and state tax benefits related to tax credit investments placed in service. Results for the fourth quarter of 2018 were negatively impacted by a $2.4 million non-cash goodwill impairment charge related to the 2014 acquisition of SDN and $667 thousand of non-recurring expense incurred in connection with employee retirements and severance. After preferred dividends, net income available to common shareholders for the fourth quarter of 2019 was $12.7 million or $0.79 per diluted share, compared to $7.1 million or $0.45 per share in the fourth quarter of 2018.

Net interest income was $33.2 million for the fourth quarter of 2019 compared with $32.0 million for the fourth quarter of 2018. The increase was primarily related to a change in interest-earning asset mix as loans became a larger percentage of the overall earning asset portfolio.

The provision for loan losses was $2.7 million for the fourth quarter of 2019 compared with $3.9 million for the fourth quarter of 2018. Net charge-offs for the fourth quarter of 2019 were $3.9 million, or 0.48% annualized, of average loans, compared to $3.9 million, or 0.51% annualized, of average loans in the fourth quarter of 2018.

Noninterest income was $9.7 million for the fourth quarter of 2019 compared to $9.3 million in the fourth quarter of 2018.

Noninterest expense was $26.8 million for the fourth quarter of 2019 compared to $27.8 million in the fourth quarter of 2018. The decrease was primarily due to the recognition of a $2.4 million non-cash goodwill impairment charge related to SDN in 2018 and a decrease in FDIC assessments in 2019, partially offset by an increase in professional services expense in 2019 related to our future improvements initiative.

Income tax expense was $312 thousand in the fourth quarter of 2019, representing an effective tax rate of 2.3%, compared to $2.2 million in the fourth quarter of 2018, representing an effective tax rate of 22.7%. The fourth quarter of 2019 effective tax rate was positively impacted by tax credit investments placed in service, resulting in an income tax expense reduction of approximately $2.7 million. Fourth quarter of 2018 effective tax rate was negatively impacted by the SDN goodwill impairment charge, which is not a tax-deductible expense. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. In addition to the factors described above, our effective tax rates differ from statutory rates primarily because of interest income from tax-exempt securities and earnings on company owned life insurance.

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

INTRODUCTION

Financial Institutions, Inc. (the “Parent” and together with all its subsidiaries, “we,” “our,” or “us”), is a financial holding company headquartered in New York State. We offer a broad array of deposit, lending, and other financial services to individuals, municipalities and businesses in Western and Central New York through our wholly-owned New York-chartered banking subsidiary, Five Star Bank (the “Bank”). Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. We offer insurance services through our wholly-owned subsidiary, SDN Insurance Agency, LLC (“SDN”), a full-service insurance agency. In addition, we offer customized investment advice, wealth management, investment consulting and retirement plan services through our wholly-owned subsidiaries Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”), SEC-registered investment advisory and wealth management firms.

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

EXECUTIVE OVERVIEW

2019 Financial Performance Review

Net income increased $9.3 million, or 24%, to $48.9 million for 2019, compared to $39.5 million for 2018. This resulted in a 1.14% return on average assets and a 11.61% return on average equity. Net income available to common shareholders was $47.4 million or $2.96 per diluted share for 2019, compared to $38.1 million or $2.39 per diluted share for 2018. We declared cash dividends of $1.00 per common share during 2019, an increase of $0.04 per common share or 4% compared to the prior year.

Fully-taxable equivalent net interest income was $131.0 million in 2019, an increase of $6.8 million, or 6%, compared to 2018. The increase was the result of an $81.9 million, or 2% increase in average interest-earning assets combined with a ten-basis point increase in the net interest margin, to 3.28%.

The provision for loan losses decreased $890 thousand, or 10%, from 2018 as our allowance for loan losses reflects the release of reserves due to favorable asset quality trends and qualitative factors. Net charge-offs increased $1.8 million from the prior year to $11.5 million in 2019. Net charge-offs were an annualized 0.37% of average loans in the current year compared to 0.33% in 2018. In addition, non-performing loans increased $1.5 million to $8.6 million compared to a year ago, and represented 0.27% of total loans in 2019.

Noninterest income totaled $40.4 million for the full year 2019, an increase of $3.9 million or 11% when compared to the prior year. The increase is primarily attributed to increases in net gain on investment securities, income from derivatives instruments, net, investment advisory fees, and ATM and debit card income. The Company took advantage of a market opportunity and sold $65.4 million of investment securities during the third quarter of 2019, generating a net gain of $1.6 million. These proceeds of $65.4 million were reinvested into investment securities with intermediate durations. Income from derivative instruments of $2.3 million was recognized in 2019 driven by significantly higher volume of new interest rate swap transactions. Income from derivative instruments, net primarily consists of income associated with interest rate swap products offered to commercial loan customers and is based on the number and value of transactions executed. Investment advisory income increased $1.1 million to $9.2 million during the current year as a result of the combination of strong equity market returns domestically and internationally, the full year impact of the June 1, 2018 acquisition of HNP Capital and new business development. The increase in ATM and debit card income was driven by an increase in consumer debit card activity. In addition, income from investments in limited partnerships decreased to $352 thousand in 2019 from $1.2 million in the prior year. Income from these investments fluctuates based on the maturity and performance of the underlying investments.

Noninterest expense for the full year 2019 totaled $102.8 million, a $2.0 million increase compared to $100.9 million in the prior year. Salaries and benefits expense increased $1.7 million year-over-year, primarily as a result of higher salaries, incentives and pension expense, partially offset by a decrease in severance payments. Also contributing to the increase were higher professional services expense, occupancy and equipment expense, as well as other expense, partially offset by a decrease in FDIC assessments and a $2.4

MANAGEMENT’S DISCUSSION AND ANALYSIS

million goodwill impairment charge related to SDN recognized in the fourth quarter of 2018. No impairment charges were recognized in 2019.

Income tax expense for the year was $10.6 million, representing an effective tax rate of 17.8% compared to an effective tax rate of 20.2% in 2018. Effective tax rates are impacted by items of income and expense not subject to federal or state taxation. The Company’s effective tax rates differ from statutory rates primarily because of interest income from tax-exempt securities, earnings on company owned life insurance, non-cash goodwill impairment charges related to SDN, tax credit investments placed in service and the impact of the Tax Cuts and Jobs Act (the “TCJ Act”) signed into law in December 2017.

Total assets were $4.38 billion at December 31, 2019, up $72.5 million from $4.31 billion at December 31, 2018.

Investment securities were $776.9 million at December 31, 2019 down $115.3 million from December 31, 2018. The decrease from year-end 2018 was primarily the result of the redeployment of assets from investment securities into loans to improve our earning asset mix.

Total loans were $3.22 billion at December 31, 2019, up $134.4 million, or 4%, from December 31, 2018.

•	Commercial mortgage loans totaled $1.11 billion, an increase of $148.1 million, or 16%, from December 31, 2018.
•	Commercial business loans totaled $572.0 million, an increase of $14.2 million, or 3%, from December 31, 2018.
•	Residential real estate loans totaled $572.4 million, an increase of $48.2 million, or 9%, from December 31, 2018.
•	Consumer indirect loans totaled $850.1 million, a decrease of $69.9 million, or 8%, from December 31, 2018.

Total deposits were $3.56 billion at December 31, 2019, an increase of $188.8 million from December 31, 2018, which was primarily due to increases in the non-public (excluding certificates of deposits), public, brokered and reciprocal deposit portfolios. Short-term borrowings were $275.5 million at December 31, 2019, a decrease of $194.0 million from December 31, 2018.

Shareholders’ equity was $438.9 million at December 31, 2019, compared to $396.3 million at December 31, 2018. Common book value per share was $26.35 at December 31, 2019, an increase of $2.56 or 11% from $23.79 at December 31, 2018. The increase in shareholders’ equity as compared to December 31, 2018, is attributable to net income less dividends paid, net of the change in accumulated other comprehensive income (loss).

The Company’s leverage ratio was 9.00% at December 31, 2019 compared to 8.16% at December 31, 2018. The Bank’s leverage ratio and total risk-based capital ratio were 9.67% and 12.47%, respectively, at December 31, 2019, compared to 8.86% and 12.10%, respectively at December 31, 2018.

RESULTS OF OPERATIONS FOR THE YEARS ENDED

December 31, 2019 AND December 31, 2018

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 76% of revenue during the year ended December 31, 2019. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The Federal Reserve influences the general market rates of interest, which impacts the deposit and loan rates offered by many financial institutions. The intended federal funds rate, which is the cost of immediately available overnight funds, was decreased by 25 basis points in each of August, September and October 2019, resulting in a range of 1.50% to 1.75% at year-end 2019. The Federal Reserve had previously increased the intended federal funds rate by 25 basis points in each of March, June, September and December 2018, resulting in a range of 2.25% to 2.50% at year-end 2018 and by 25 basis points in each of March, June and December 2017, resulting in a range of 1.25% to 1.50% at year-end 2017. Our loan portfolio is significantly affected by changes in the prime interest rate and changes in the prime interest rate generally follow changes in the federal funds rate. The prime interest rate, which is the rate

MANAGEMENT’S DISCUSSION AND ANALYSIS

offered on loans to borrowers with strong credit, decreased to 4.75% in December 2019, reflecting the three 25 basis point decreases in 2019, after the previous four 25 basis point increases in 2018 to 5.50% and three 25 basis point increases to 4.50% in December 2017.

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	2019	2018	2017
Interest income per consolidated statements of income	$168,800	$152,732	$130,110
Adjustment to fully taxable equivalent basis (1)	1,103	1,353	3,160
Interest income adjusted to a fully taxable equivalent basis	169,903	154,085	133,270
Interest expense per consolidated statements of income	38,888	29,868	17,495
Net interest income on a taxable equivalent basis	$131,015	$124,217	$115,775

(1)	Adjustment calculated on a tax equivalent basis assuming a Federal tax rate of 21%, 21% and 35% for the years ended December 31, 2019, 2018 and 2017, respectively.

Analysis of Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for 2019, was $131.0 million, an increase of $6.8 million compared to $124.2 million for 2018. The increase in net interest income was due primarily to an increase in average loans of $246.6 million or 9% compared to 2018, partially offset by a decrease in investment securities of $161.8 million or 16% compared to 2018. The decrease in investment securities is primarily the result of the redeployment of assets from investment securities into loans to improve our earning asset mix.

Our net interest margin for 2019 was 3.28%, ten basis points higher than 3.18% from the prior year. This increase was a function of a six-basis point higher contribution from net free funds and a four-basis point increase in the interest rate spread. The higher interest rate spread was a net result of a 32-basis point increase in the yield on average interest-earning assets and a 28-basis point increase in the cost of interest-bearing liabilities.

For the year ended December 31, 2019, the yield on average earning interest-assets of 4.26% was 32-basis points higher than 2018. Loan yields increased 26-basis points during 2019 to 4.77%. The yield on investment securities increased 6-basis points during 2019 to 2.39%. Overall, the interest-earning asset rate changes increased interest income by $7.6 million during 2019 and a favorable volume variance increased interest income by $8.2 million, which collectively drove a $15.8 million increase in interest income.

Average interest-earning assets were $3.99 billion for 2019 compared to $3.91 billion for 2018, an increase of $81.9 million or 2%, with average loans up $246.6 million from $2.90 billion to $3.14 billion and average securities down $161.8 million from $984.6 million to $822.7 million. The growth in average loans reflected increases in the commercial loans and residential real estate loans categories. Commercial loans, in particular, were up $216.1 million from $1.38 billion to $1.60 billion or 16% from 2018. Residential real estate loans were up $55.3 million, partially offset by decreases of $19.6 million in consumer loans and $5.2 million in residential real estate lines. Loans comprised 78.8% of average interest-earning assets during 2019 compared to 74.2% during 2018. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.77% for 2019, an increase of 26-basis points compared to 4.51% for 2018. The increase in the volume of average loans resulted in a $12.1 million increase in interest income, in addition to a $7.1 million increase due to the favorable rate variance. Securities comprised 20.6% of average interest-earning assets in 2019 compared to 25.2% in 2018. The taxable equivalent yield on average securities was 2.39% in 2019 compared to 2.33% in 2018. The decrease in the volume of average securities resulted in a $3.9 million decrease in interest income, partially offset by a $533 thousand increase due to the favorable rate variance.

For the year ended December 31, 2019, the cost of average interest-bearing liabilities of 1.26% was 28 basis points higher than 2018. The cost of average interest-bearing deposits increased 31 basis points to 1.04%, the cost of short-term borrowings increased 45 basis points to 2.56% and the cost of long-term borrowings decreased one basis point to 6.30%. Overall, interest-bearing liability rate and volume increases resulted in $9.0 million of higher interest expense.

Average interest-bearing liabilities of $3.09 billion in 2019 were $42.6 million or 1% higher than 2018. On average, interest-bearing deposits grew $127.3 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $8.0 million. The increase in average deposits was due to successful business development efforts in retail banking, growth in the brokered deposit portfolio and an increase in deposits from our CDARS and ICS programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $9.4 million of higher interest expense during 2019. Average short-term

MANAGEMENT’S DISCUSSION AND ANALYSIS

and long-term borrowings were $349.1 million in 2019, $84.7 million lower than in 2018. Overall, short- and long-term borrowing rate and volume changes resulted in $419 thousand of lower interest expense during 2019.

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

	Years ended December 31,
	2019			2018			2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$22,023	$395	1.80%	$24,906	$428	1.72%	$7,060	$73	1.04%
Investment securities:
Taxable	610,251	14,382	2.36	724,944	16,510	2.28	788,923	17,886	2.27
Tax-exempt	212,493	5,253	2.47	259,609	6,444	2.48	297,377	9,029	3.04
Total investment securities	822,744	19,635	2.39	984,553	22,954	2.33	1,086,300	26,915	2.48
Loans:
Commercial business	569,941	29,630	5.20	498,552	24,836	4.98	396,319	17,400	4.39
Commercial mortgage	1,021,220	52,514	5.14	876,484	43,580	4.97	727,849	34,019	4.67
Residential real estate loans	547,505	20,995	3.83	492,165	18,645	3.79	438,586	16,409	3.74
Residential real estate lines	107,654	5,508	5.12	112,872	5,320	4.71	118,797	4,838	4.07
Consumer indirect	882,056	39,235	4.45	901,066	36,268	4.03	819,598	31,551	3.85
Other consumer	16,047	1,991	12.41	16,682	2,054	12.31	17,111	2,065	12.07
Total loans	3,144,423	149,873	4.77	2,897,821	130,703	4.51	2,518,260	106,282	4.22
Total interest-earning assets	3,989,190	169,903	4.26	3,907,280	154,085	3.94	3,611,620	133,270	3.69
Less: Allowance for loan losses	(34,143)			(35,312)			(32,821)
Other noninterest-earning assets	330,778			300,004			317,272
Total assets	$4,285,825			$4,171,972			$3,896,071
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$655,534	1,372	0.21	$665,255	1,067	0.16	$638,295	897	0.14
Savings and money market	983,447	4,365	0.44	1,008,665	2,887	0.29	1,033,836	1,487	0.14
Time deposits	1,098,440	22,757	2.07	936,157	15,101	1.61	801,394	8,709	1.09
Total interest-bearing deposits	2,737,421	28,494	1.04	2,610,077	19,055	0.73	2,473,525	11,093	0.45
Short-term borrowings	309,893	7,923	2.56	394,679	8,342	2.11	338,392	3,931	1.16
Long-term borrowings	39,235	2,471	6.30	39,165	2,471	6.31	39,094	2,471	6.32
Total borrowings	349,128	10,394	2.98	433,844	10,813	2.49	377,486	6,402	1.70
Total interest-bearing liabilities	3,086,549	38,888	1.26	3,043,921	29,868	0.98	2,851,011	17,495	0.61
Noninterest-bearing demand deposits	721,133			713,152			674,884
Other noninterest-bearing liabilities	57,126			26,548			21,656
Shareholders’ equity	421,017			388,351			348,520
Total liabilities and shareholders’ equity	$4,285,825			$4,171,972			$3,896,071
Net interest income (tax-equivalent)		$131,015			$124,217			$115,775
Interest rate spread			3.00%			2.96%			3.08%
Net earning assets	$902,641			$863,359			$760,609
Net interest margin (tax-equivalent)			3.28%			3.18%			3.21%
Ratio of average interest-earning assets to average interest-bearing liabilities	129.24%			128.36%			126.68%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Rate /Volume Analysis

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income or interest expense not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Change from 2018 to 2019			Change from 2017 to 2018
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(51)	$18	$(33)	$282	$73	$355
Investment securities:
Taxable	(2,687)	559	(2,128)	(1,457)	81	(1,376)
Tax-exempt	(1,165)	(26)	(1,191)	(1,061)	(1,524)	(2,585)
Total investment securities	(3,852)	533	(3,319)	(2,518)	(1,443)	(3,961)
Loans:
Commercial business	3,675	1,119	4,794	4,885	2,551	7,436
Commercial mortgage	7,401	1,533	8,934	7,285	2,276	9,561
Residential real estate loans	2,119	231	2,350	2,028	208	2,236
Residential real estate lines	(253)	441	188	(250)	732	482
Consumer indirect	(779)	3,746	2,967	3,234	1,483	4,717
Other consumer	(79)	16	(63)	(53)	42	(11)
Total loans	12,084	7,086	19,170	17,129	7,292	24,421
Total interest income	8,181	7,637	15,818	14,893	5,922	20,815
Interest expense:
Deposits:
Interest-bearing demand	(16)	321	305	39	131	170
Savings and money market	(74)	1,552	1,478	(37)	1,437	1,400
Time deposits	2,900	4,756	7,656	1,648	4,744	6,392
Total interest-bearing deposits	2,810	6,629	9,439	1,650	6,312	7,962
Short-term borrowings	(1,982)	1,563	(419)	744	3,667	4,411
Long-term borrowings	4	(4)	-	4	(4)	-
Total borrowings	(1,978)	1,559	(419)	748	3,663	4,411
Total interest expense	832	8,188	9,020	2,398	9,975	12,373
Net interest income	$7,349	$(551)	$6,798	$12,495	$(4,053)	$8,442

Provision for Loan Losses

The provision for loan losses was $8.0 million for the year ended December 31, 2019 compared with $8.9 million for 2018. The provision for loan losses varies based primarily on loan growth, net charge-offs, collateral values associated with impaired loans and qualitative factors.

See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table summarizes our noninterest income for the years ended December 31 (in thousands):

	2019	2018	2017
Service charges on deposits	$7,241	$7,120	$7,391
Insurance income	4,570	4,930	5,266
ATM and debit card	6,779	6,152	5,721
Investment advisory	9,187	8,123	6,104
Company owned life insurance	1,758	1,793	1,781
Investments in limited partnerships	352	1,203	110
Loan servicing	432	441	439
Income from derivative instruments, net	2,274	972	131
Net gain on sale of loans held for sale	1,352	796	376
Net (loss) gain on investment securities	1,677	(127)	1,260
Net gain on other assets	29	50	37
Net loss on tax credit investments	(528)	-	-
Contingent consideration liability adjustment	-	-	1,200
Other	5,258	5,025	4,914
Total noninterest income	$40,381	$36,478	$34,730

Insurance income decreased $360 thousand, or 7%, to $4.6 million in 2019, compared to $4.9 million in 2018. The decrease was primarily due to higher contingent and transaction revenue in the prior year as well as the loss of commercial accounts.

ATM and debit card income increased $627 thousand, or 10%, to $6.8 million in 2019, compared to $6.2 million in 2018. The increase was primarily due to an increase in consumer debit card activity.

Investment advisory income increased $1.1 million, or 13%, to $9.2 million in 2019, compared to $8.1 million in 2018. The increase was the result of strong equity market returns domestically and internationally, the full year impact of the June 1, 2018 acquisition of HNP Capital and new business development in 2019.

Income from investments in limited partnerships decreased $851 thousand, or 71%, to $352 thousand in 2019, compared to $1.2 million in 2018. We have made investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income from these equity method investments fluctuate based on the maturity and performance of the underlying investments.

Income from derivative instruments, net increased $1.3 million to $2.3 million in 2019, compared to $972 thousand in 2018, reflecting an increase in the number of interest rate swap transactions executed.

Net gain on sale of loans held for sale increased $556 thousand, or 70%, to $1.4 million in 2019 compared to $796 thousand in 2018. The income from the sale of loans held for sale fluctuates based on the timing of loan and sale closings.

Net gain on investment securities was $1.7 million in 2019 compared to a net loss of $127 thousand in 2018. The Company took advantage of a market opportunity in the third quarter of 2019 and sold $65.4 million of investment securities, generating a net gain of $1.6 million from the sale of ten agency securities and nine mortgage-backed securities. These proceeds of $65.4 million were reinvested into investment securities with intermediate durations. During 2019, we recognized net gains on investment securities totaling $1.7 million from the sale of 29 agency securities and 47 mortgage-backed securities. During 2018, we recognized net losses on investment securities totaling $127 thousand from the sale of seven agency securities and 21 mortgage-backed securities. The amount and timing of our sale of investment securities is dependent on several factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

A net loss on tax credit investments of $528 thousand was recognized in 2019 related to tax credit investments placed in service in the fourth quarter of 2019. This loss includes the amortization of the tax credit investments, partially offset by refundable New York investment tax credits.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	2019	2018	2017
Salaries and employee benefits	$56,330	$54,643	$48,675
Occupancy and equipment	18,266	17,338	16,293
Professional services	5,424	3,912	4,083
Computer and data processing	5,269	5,122	4,935
Supplies and postage	2,036	2,032	2,003
FDIC assessments	1,005	1,975	1,817
Advertising and promotions	3,577	3,582	2,171
Amortization of intangibles	1,250	1,257	1,170
Goodwill impairment	-	2,350	1,575
Other	9,671	8,665	7,791
Total noninterest expense	$102,828	$100,876	$90,513

Salaries and employee benefits expense increased $1.7 million, or 3%, to $56.3 million in 2019, compared to $54.6 million in 2018. The increase was primarily due to higher salaries, incentives and pension expense, partially offset by a decrease in severance payments.

Occupancy and equipment increased $928 thousand, or 5%, to $18.3 million in 2019, compared to $17.3 million in 2018, primarily due to investments in software and facilities.

Professional services expense increased $1.5 million, or 39%, to $5.4 million in 2019, compared to $3.9 million in 2018. The increase was primarily due to the timing of fees for consulting and advisory projects.

FDIC assessments decreased $970 thousand, or 49%, to $1.0 million in 2019, compared to $2.0 million in 2018. In 2018, the FDIC minimum reserve ratio of 1.35% of estimated insured deposits was exceeded, resulting in credits to institutions for assessments that contributed to growth in the reserve ratio. Credits are applicable to regular assessments for quarters in which the reserve ratio is at least 1.38%. The Bank received credits against its regular assessment of $439 thousand and $482 thousand in the fourth and third quarters of 2019, respectively. A credit of $70 thousand is available for future periods.

A $2.4 million non-cash goodwill impairment charge related to the acquisition of SDN was recognized in the fourth quarter of 2018. No impairment charges were recognized in 2019.

The efficiency ratio for the year ended December 31, 2019 was 60.59% compared with 62.73% for 2018. The lower efficiency ratio is a result of the higher net interest income associated with our organic growth initiatives. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

We recorded income tax expense of $10.6 million for 2019, compared to $10.0 million for 2018. As a result of the TCJ Act signed into law in December 2017, the Company estimated tax benefits and recorded a provisional amount in the Company’s consolidated statement of income for the year ended December 31, 2017. The Company made an adjustment to the provisional amount included in its consolidated financial statements for the year ended December 31, 2017, resulting in an expense of approximately $600 thousand recorded in the third quarter of 2019. In the fourth quarter of 2019, The Company placed tax credit investments in service resulting in a $2.7 million reduction in income tax expense and a $528 thousand net loss recorded in noninterest income.

Our effective tax rate was 17.8% for 2019 compared to 20.2% for 2018. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate for 2019 and 2018 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2018 AND DECEMBER 31, 2017

A discussion regarding our financial condition and results of operations for the year ended December 31, 2017 and year-to-year comparisons between 2018 and 2017, which are not included in this Form 10-K, can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and are incorporated by reference herein.

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

At December 31, 2019, we had total assets of $4.38 billion, an increase of 2% from $4.31 billion as of December 31, 2018, largely attributable to organic loan growth. Net loans were $3.19 billion as of December 31, 2019, up $137.8 million or 5%, when compared to $3.05 billion as of December 31, 2018. The increase in net loans was primarily attributable to organic growth in the commercial and residential real estate loans. Non-performing assets totaled $9.1 million as of December 31, 2019, up $1.7 million from a year ago. Total deposits amounted to $3.56 billion as of December 31, 2019, up $188.8 million or 6%, compared to December 31, 2018. As of December 31, 2019, borrowed funds totaled $314.8 million, compared to $508.7 million as of December 31, 2018. Common book value per common share was $26.35 and $23.79 as of December 31, 2019 and 2018, respectively. As of December 31, 2019, our total shareholders’ equity was $438.9 million compared to $396.3 million a year earlier.

INVESTING ACTIVITIES

The following table summarizes the composition of our available for sale and held to maturity securities portfolios (in thousands).

	Investment Securities Portfolio Composition At December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$26,440	$26,877	$155,102	$152,028	$163,025	$161,889
Mortgage-backed securities:
Agency mortgage-backed securities	389,412	390,422	300,480	292,882	365,433	362,108
Non-Agency mortgage-backed securities	-	618	-	767	-	976
Asset-backed securities	-	-	-	-	-	-
Total available for sale securities	415,852	417,917	455,582	445,677	528,458	524,973
Securities held to maturity:
State and political subdivisions	192,215	196,018	234,845	234,510	283,557	285,212
Mortgage-backed securities	166,785	167,241	211,736	205,071	232,909	227,771
Total held to maturity securities	359,000	363,259	446,581	439,581	516,466	512,983
Total investment securities	$774,852	$781,176	$902,163	$885,258	$1,044,924	$1,037,956

Our investment policy is contained within our overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, we consider the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability, pledgeable nature and risk diversification. Our Chief Financial Officer and Corporate Treasurer, guided by ALCO, are responsible for investment portfolio decisions within the established policies.

Our available for sale (“AFS”) investment securities portfolio decreased $27.8 million from $445.7 million at December 31, 2018 to $417.9 million at December 31, 2019. Our AFS portfolio had a net unrealized gain totaling $2.1 million at December 31, 2019 compared to a net unrealized loss of $9.9 million at December 31, 2018. The fair value of most of the investment securities in the AFS portfolio fluctuate as market interest rates change.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors for available for sale securities is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. There were no securities deemed to be OTTI during the twelve months ended December 31, 2019 and 2018.

As of December 31, 2019, we do not have the intent to sell any of our securities in a loss position and we believe that it is not likely that we will be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2019, we concluded that unrealized losses on our investment securities are temporary and no further impairment loss has been realized in our consolidated statements of income. The following discussion provides further details of our assessment of the securities portfolio by investment category.

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of December 31, 2019, there were no securities in an unrealized loss position in the U.S. Government agencies and GSE portfolio.

State and Political Subdivisions. As of December 31, 2019, the state and political subdivisions, i.e. municipal securities, portfolio totaled $192.2 million, all of which was classified as held to maturity (“HTM”). As of that date, there were no securities in an unrealized loss position in the municipal securities portfolio.

Agency Mortgage-backed Securities. With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of December 31, 2019, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

As of December 31, 2019, there were 37 securities in the AFS Agency MBS portfolio that were in an unrealized loss position with unrealized losses totaling $1.6 million. Of these, eight were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $16.6 million and unrealized losses of $264 thousand. As of December 31, 2019, there were 54 securities in the HTM Agency MBS portfolio that were in an unrealized loss position totaling $623 thousand. Of these, 26 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $30.6 million and unrealized losses of $395 thousand.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2019 on such Agency MBS to be credit related or other-than-temporary. As of December 31, 2019, we did not intend to sell any Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

Non-Agency Mortgage-backed Securities. Our non-Agency MBS portfolio consists of positions in one privately issued whole loan collateralized mortgage obligations with a fair value and net unrealized gain of $618 thousand as of December 31, 2019. As of that date, the one non-Agency MBS was rated below investment grade. This security was not in an unrealized loss position.

Other Investments. As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At December 31, 2019, our ownership of FHLB and FRB stock totaled $14.6 million and $6.1 million, respectively, and is included in other assets and recorded at cost, which approximates fair value.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

Total loans were $3.22 billion at December 31, 2019, an increase of $134.4 million or 4% from December 31, 2018. Commercial loans increased $162.3 million and represented 52.1% of total loans at the end of 2019. Consumer loans decreased $27.9 million to represent 47.9% of total loans at December 31, 2019. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition
	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial business	$572,040	17.8%	$557,861	18.1%	$450,326	16.5%	$349,547	14.9%	$313,758	15.0%
Commercial mortgage	1,106,283	34.3	958,194	31.0	808,908	29.6	670,058	28.6	566,101	27.2
Total commercial	1,678,323	52.1	1,516,055	49.1	1,259,234	46.1	1,019,605	43.5	879,859	42.2
Residential real estate loans	572,350	17.8	524,155	17.0	465,283	17.0	427,937	18.3	381,074	18.3
Residential real estate lines	104,118	3.2	109,718	3.6	116,309	4.3	122,555	5.2	127,347	6.1
Consumer indirect	850,052	26.4	919,917	29.8	876,570	32.0	752,421	32.2	676,940	32.5
Other consumer	16,144	0.5	16,753	0.5	17,621	0.6	17,643	0.8	18,542	0.9
Total consumer	1,542,664	47.9	1,570,543	50.9	1,475,783	53.9	1,320,556	56.5	1,203,903	57.8
Total loans	3,220,987	100.0%	3,086,598	100.0%	2,735,017	100.0%	2,340,161	100.0%	2,083,762	100.0%
Less: Allowance for loan losses	30,482		33,914		34,672		30,934		27,085
Total loans, net	$3,190,505		$3,052,684		$2,700,345		$2,309,227		$2,056,677

Commercial loans increased during 2019 as we continued our successful commercial business development efforts. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral.

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

We participate in various lending programs in which guarantees are supplied by U.S. government agencies, such as the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2019, the principal balance of such loans (included in commercial loans) was $34.6 million and the guaranteed portion amounted to $21.4 million. Most of these loans were guaranteed by the SBA.

Commercial business loans were $572.0 million at the end of 2019, up $14.2 million or 3% since the end of 2018, and comprised 17.8% of total loans outstanding at December 31, 2019, compared to 18.1% at December 31, 2018. We typically originate business loans of up to $15.0 million for small to mid-sized businesses in our market area for working capital, equipment financing, inventory financing, accounts receivable financing, or other general business purposes. Loans of this type are in a diverse range of industries. As of December 31, 2019, commercial business SBA loans accounted for a total of $26.9 million or 5% of our commercial business loan portfolio.

Commercial mortgage loans totaled $1.11 billion at December 31, 2019, up $148.1 million or 16% from December 31, 2018, and comprised 34.4% of total loans, compared to 31.0% at December 31, 2018. Commercial mortgage loans include both owner occupied and non-owner occupied commercial real estate loans. Approximately 24% and 28% of our commercial mortgage portfolio at December 31, 2019 and 2018, respectively, was owner occupied commercial real estate. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. As of December 31, 2019, commercial mortgage SBA loans accounted for a total of $7.7 million or 1% of our commercial mortgage loan portfolio.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Consumer loans totaled $1.54 billion at December 31, 2019, down $27.9 million or 2% compared to 2018, and represented 47.9% of the 2019 year-end loan portfolio versus 50.9% at year-end 2018. Loans in this classification include residential real estate loans, residential real estate lines, indirect consumer and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential real estate portfolios include conventional first lien mortgages and home equity loans and lines of credit. For conventional first lien mortgages, we generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g. personal mortgage insurance). A portion of our fixed-rate conventional mortgage loans are sold in the secondary market with servicing rights retained. Our conventional mortgage products continue to be underwritten using FHLMC secondary marketing guidelines. Our underwriting guidelines for home equity products include a combination of borrower FICO (credit score), the LTV of the property securing the loan and evidence of the borrower having sufficient income to repay the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production was 761 and 766 during the years ended December 31, 2019 and 2018, respectively.

Residential real estate loans totaled $572.4 million at the end of 2019, up $48.2 million or 9% from the end of the prior year and comprised 17.8% and 17.0% of total loans outstanding at December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019 and 2018, our residential real estate loan portfolio included $5.1 million and $6.5 million, respectively, of loans acquired during 2012 branch acquisitions. The residential real estate line portfolio amounted to $104.1 million at December 31, 2019 down $5.6 million or 5% compared to 2018 and represented 3.2% of the 2019 year-end loan portfolio versus 3.6% at year-end 2018. As of December 31, 2019 and 2018, our residential real estate line portfolio included $6.2 million and $7.6 million, respectively, of loans acquired during the 2012 branch acquisitions.

The residential real estate loans and lines portfolios had a weighted average LTV at origination of approximately 68% and 66% at December 31, 2019 and 2018, respectively. Approximately 91% and 89% of the loans and lines were first lien positions at December 31, 2019 and 2018, respectively.

Consumer indirect loans amounted to $850.1 million at December 31, 2019 down $69.9 million or 8% compared to 2018 and represented 26.4% of the 2019 year-end loan portfolio versus 29.8% at year-end 2018. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily by individuals, but also by corporations and other organizations. The loans are originated through dealerships and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2019, we originated $303.0 million in indirect loans with a mix of approximately 34% new vehicles and 66% used vehicles. This compares with $394.8 million in indirect loans with a mix of approximately 39% new vehicles and 61% used vehicles for the same period in 2018. We do business with over 450 franchised auto dealers located in Western, Central, and the Capital District of New York, and Northern and Central Pennsylvania. The average FICO score for indirect loan production was 722 and 729 during the years ended December 31, 2019 and 2018, respectively. Other consumer loans totaled $16.1 million at December 31, 2019, down $609 thousand or 4% compared to 2018, and represented less than one percent of the 2019 and 2018 year-end loan portfolio. Other consumer loans consist of personal loans (collateralized and uncollateralized) and deposit account collateralized loans.

Our loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our operating footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2019, no significant concentrations, as defined above, existed in our portfolio in excess of 10% of total loans.

Loans Held for Sale and Loan Servicing Rights. Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $4.2 million and $2.9 million as of December 31, 2019 and 2018, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $189.8 million and $171.5 million as of December 31, 2019 and 2018, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses (in thousands).

	Loan Loss Analysis
	Year Ended December 31,
	2019	2018	2017	2016	2015
Allowance for loan losses, beginning of year	$33,914	$34,672	$30,934	$27,085	$27,637
Charge-offs:
Commercial business	2,481	2,319	3,614	943	1,433
Commercial mortgage	2,997	1,020	10	385	895
Residential real estate loans	340	95	431	289	397
Residential real estate lines	13	142	106	104	199
Consumer indirect	10,810	10,850	10,164	8,748	9,156
Other consumer	1,170	1,308	926	607	878
Total charge-offs	17,811	15,734	15,251	11,076	12,958
Recoveries:
Commercial business	492	509	416	447	212
Commercial mortgage	17	13	262	45	146
Residential real estate loans	43	159	130	174	114
Residential real estate lines	6	20	60	15	31
Consumer indirect	5,390	5,024	4,444	4,259	4,200
Other consumer	387	317	316	347	322
Total recoveries	6,335	6,042	5,628	5,287	5,025
Net charge-offs	11,476	9,692	9,623	5,789	7,933
Provision for loan losses	8,044	8,934	13,361	9,638	7,381
Allowance for loan losses, end of year	$30,482	$33,914	$34,672	$30,934	$27,085

Net loan charge-offs to average loans	0.37%	0.33%	0.38%	0.26%	0.40%
Allowance for loan losses to total loans	0.95%	1.10%	1.27%	1.32%	1.30%
Allowance for loan losses to non-performing loans	353%	475%	277%	489%	321%

The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio (in thousands).

	Allowance for Loan Losses by Loan Category
	At December 31,
	2019		2018		2017		2016		2015
		Percentage		Percentage		Percentage		Percentage		Percentage
	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by
	Loss	category to	Loss	category to	Loss	category to	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial business	$11,358	17.8%	$14,312	18.1%	$15,668	16.5%	$7,225	14.9%	$5,540	15.0%
Commercial mortgage	5,681	34.3	5,219	31.0	3,696	29.6	10,315	28.6	9,027	27.2
Residential real estate loans	1,059	17.8	1,112	17.0	1,322	17.0	1,478	18.3	1,347	18.3
Residential real estate lines	118	3.2	210	3.6	180	4.3	303	5.2	345	6.1
Consumer indirect	11,852	26.4	12,572	29.8	13,415	32.0	11,311	32.2	10,458	32.5
Other consumer	414	0.5	489	0.5	391	0.6	302	0.8	368	0.9
Total	$30,482	100.0%	$33,914	100.0%	$34,672	100.0%	$30,934	100.0%	$27,085	100.0%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of each loan portfolio to estimate probable losses in the respective loan portfolio. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of December 31, 2019.

Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing a variety of factors, including the risk profile of our loan products and customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The adequacy of the allowance for loan losses is subject to ongoing management review. While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to increase the allowance based on their judgments about information available to them at the time of their examination.

Net charge-offs of $11.5 million in 2019 represented 0.37% of average loans compared to $9.7 million, or 0.33%, in 2018. The increase in net charge-offs during the year ended December 31, 2019 is primarily due to a $3.0 million partial charge-off of a $5.6 million loan classified as non-performing in the second quarter of 2019. The allowance for loan losses was $30.5 million at December 31, 2019, compared with $33.9 million at December 31, 2018. The ratio of the allowance for loan losses to total loans was 0.95% and 1.10% at December 31, 2019 and 2018, respectively. The ratio of allowance for loan losses to non-performing loans was 353% at December 31, 2019, compared with 475% at December 31, 2018.

Non-performing Assets and Potential Problem Loans

The following table summarizes our non-performing assets (in thousands):

	Non-performing Assets
	At December 31,
	2019	2018	2017	2016	2015
Nonaccrual loans:
Commercial business	$1,177	$912	$5,344	$2,151	$3,922
Commercial mortgage	3,146	1,586	2,623	1,025	947
Residential real estate loans	2,484	2,391	2,252	1,236	1,848
Residential real estate lines	102	255	404	372	235
Consumer indirect	1,725	1,989	1,895	1,526	1,467
Other consumer	-	-	2	7	13
Total nonaccrual loans	8,634	7,133	12,520	6,317	8,432
Accruing loans 90 days or more delinquent	6	8	11	9	8
Total non-performing loans	8,640	7,141	12,531	6,326	8,440
Foreclosed assets	468	230	148	107	163
Total non-performing assets	$9,108	$7,371	$12,679	$6,433	$8,603

Non-performing loans to total loans	0.27%	0.23%	0.46%	0.27%	0.41%
Non-performing assets to total assets	0.21%	0.17%	0.31%	0.17%	0.25%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at December 31, 2019 were $9.1 million, an increase of $1.7 million from $7.4 million at December 31, 2018. The primary component of non-performing assets is non-performing loans, which were $8.6 million or 0.27% of total loans at December 31, 2019, compared with $7.1 million or 0.23% of total loans at December 31, 2018.

Approximately $616 thousand, or 7%, of the $9.1 million in non-performing loans as of December 31, 2019 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $297 thousand and $546 thousand at December 31, 2019 and 2018, respectively. We had one TDR of $550 thousand that was accruing interest as of December 31, 2019 and one TDR of $580 thousand that was accruing interest as of December 31, 2018.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented three properties totaling $468 thousand at December 31, 2019 and three properties totaling $230 thousand at December 31, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $14.6 million and $11.9 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2019 and 2018, respectively.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits (dollars in thousands).

	At December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$707,752	19.9%	$755,460	22.4%	$718,498	22.4%
Interest-bearing demand	627,842	17.7	622,482	18.5	634,203	19.8
Savings and money market	1,039,892	29.2	968,897	28.8	1,005,317	31.3
Time deposits < $250,000	893,177	25.1	810,434	24.1	698,179	21.7
Time deposits of $250,000 or more	287,012	8.1	209,634	6.2	153,977	4.8
Total deposits	$3,555,675	100.0%	$3,366,907	100.0%	$3,210,174	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2019, total deposits were $3.56 billion, representing an increase of $188.8 million for the year. Time deposits were approximately 33% and 30% of total deposits at December 31, 2019 and 2018, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.16 billion at each of December 31, 2019 and 2018 and represented 61% and 64% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $860.7 million and $832.1 million at December 31, 2019 and December 31, 2018, respectively, and represented 24% and 25% of total deposits as of the end of each period, respectively. The increase in public deposits during 2019 was due largely to successful business development efforts.

We participate in CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth Act enacted on May 14, 2018, all CDARS and ICS deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of the Economic Growth Act, reciprocal CDARS and ICS deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits. Reciprocal CDARS deposits and ICS deposits totaled $157.9 million and $172.0 million, respectively, at December 31, 2019, compared to $137.1 million and $149.6 million, respectively, at December 31, 2018, and collectively represented 9% and 8% of total deposits as of the end of each period, respectively.

Brokered deposits, including non-reciprocal CDARS deposits, totaled $208.8 million and $87.8 million at December 31, 2019 and 2018, respectively, and represented 6% and 3% of total deposits as of the end of each period, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2019	2018
Short-term borrowings:
Short-term FHLB borrowings	$275,500	$405,500
Other	-	64,000
Long-term borrowings:
Subordinated notes, net	39,273	39,202
Total borrowings	$314,773	$508,702

Short-term Borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2019 consisted of $10.0 million in overnight borrowings and $265.5 million in short-term borrowings. The maximum amount of short-term FHLB borrowings outstanding at any month-end during the twelve months ended December 31, 2019 was $420.8 million. Short-term FHLB borrowings at December 31, 2018 consisted of $200.0 million in overnight borrowings and $205.5 million in short-term borrowings. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. At December 31, 2019 and 2018, the Company’s borrowings had a weighted average rate of 1.88% and 2.64%, respectively.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $43.5 million of immediate credit capacity with the FHLB as of December 31, 2019. We had approximately $643.8 million in secured borrowing capacity at the FRB discount window, none of which was outstanding at December 31, 2019. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of December 31, 2019, with $52.5 million outstanding at December 31, 2019. Additionally, we had approximately $96.0 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2019, no amounts have been drawn on the line of credit.

The following table summarizes information relating to our short-term borrowings (dollars in thousands).

	At or for the Year Ended December 31,
	2019	2018	2017
Year-end balance	$275,500	$469,500	$446,200
Year-end weighted average interest rate	1.88%	2.64%	1.50%
Maximum outstanding at any month-end	$420,800	$477,100	$446,900
Average balance during the year	$309,893	$394,679	$338,392
Average interest rate for the year	2.56%	2.11%	1.16%

Long-term Borrowings

On April 15, 2015, we issued $40.0 million of Subordinated Notes in a registered public offering. The Subordinated Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (“LIBOR”) plus 3.944%, payable quarterly. After the discontinuance of LIBOR, the interest rate will be determined by an alternate method as reasonably selected by the Company. The Subordinated Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Shareholders’ Equity

Total shareholders’ equity was $438.9 million at December 31, 2019, an increase of $42.7 million from $396.3 million at December 31, 2018. Net income for the year increased shareholders’ equity by $48.9 million, which was partially offset by common and preferred stock dividends declared of $17.4 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $6.8 million during the year due primarily to lower net unrealized losses on securities available for sale and the change in pension and post-retirement obligations, partially offset by a reclassification of certain income tax effects to retained earnings. For detailed information on shareholders’ equity, see Note 14, Shareholders’ Equity, of the notes to consolidated financial statements. FII and the Bank are subject to various regulatory capital requirements. At December 31, 2019 both FII and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital requirements, see Note 13, Regulatory Matters, of the notes to consolidated financial statements.

LIQUIDITY AND CAPITAL MANAGEMENT

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

Cash and cash equivalents were $112.9 million as of December 31, 2019, an increase of $10.2 million from $102.8 million as of December 31, 2018. During 2019, net cash provided by operating activities totaled $57.7 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $24.7 million, which included outflows of $167.2 million for net loan originations and was partially offset by inflows of $124.8 million from net investment securities transactions. Net cash used by financing activities of $22.8 million was attributed to a $194.0 million decrease in short-term borrowings and by $17.3 million in dividend payments , partially offset by a $188.8 million increase in deposits.

Contractual Obligations and Other Commitments

The following table summarizes the maturities of various contractual obligations and other commitments (in thousands):

	At December 31, 2019
	Within 1 year	Over 1 to 3 years	Over 3 to 5 Years	Over 5 years	Total
On-Balance sheet:
Time deposits (1)	$1,099,488	$75,737	$4,959	$5	$1,180,189
Supplemental executive retirement plans	423	715	548	182	1,868
Earn-out liabilities	1,951	-	-	-	1,951
Subordinated notes	-	-	-	40,000	40,000
Operating leases	2,523	4,165	2,675	25,931	35,294

Off-Balance sheet:
Limited partnership investments (2)	1,840	3,680	1,840	-	7,360
Tax credit investments (3)	9,855	19,709	9,854	-	39,418
Commitments to extend credit (4)	820,282	-	-	-	820,282
Standby letters of credit (4)	10,954	10,802	155	-	21,911

(1)

Includes the maturity of time deposits amounting to $100 thousand or more as follows: $444.2 million in three months or less; $219.1 million between three months and six months; $120.3 million between six months and one year; and $24.5 million over one year.

(2)	We have committed to capital investments in several limited partnerships of up to $16.5 million, of which we have contributed $9.2 million as of December 31, 2019, including $2.0 million during 2019.
(3)

We have committed to capital investments in several tax credit investments of up to $52.4 million, of which we have contributed $12.9 million as of December 31, 2019, including $5.7 million during 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(4)	We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

Off-Balance Sheet Arrangements

With the exception of obligations in connection with our irrevocable loan commitments, limited partnership investments and tax credit investments as of December 31, 2019, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 12, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of December 31, 2019. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in less than one year		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$-	-%	$21,566	2.39%	$4,874	2.53%	$-	-%	$26,440	2.42%
Mortgage-backed securities	-	-	42,816	2.40	162,935	2.47	183,661	2.41	389,412	2.43
	-	-	64,382	2.40	167,809	2.47	183,661	2.41	415,852	2.43
Held to maturity debt securities:
State and political subdivisions	54,606	2.36	121,841	2.02	15,768	1.92	-	-	192,215	2.11
Mortgage-backed securities	-	-	2,394	2.30	19,070	2.19	145,321	2.62	166,785	2.57
	54,606	2.36	124,235	2.02	34,838	2.07	145,321	2.62	359,000	2.32
Total investment securities	$54,606	2.36%	$188,617	2.15%	$202,647	2.40%	$328,982	2.50%	$774,852	2.38%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at December 31, 2019. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due after five years	Total
Commercial business	$118,748	$267,888	$185,404	$572,040
Commercial mortgage	269,717	548,977	287,589	1,106,283
Residential real estate loans	97,995	290,146	184,209	572,350
Residential real estate lines	2,307	6,626	95,185	104,118
Consumer indirect	329,815	520,237	-	850,052
Other consumer	8,048	7,781	315	16,144
Total loans	$826,630	$1,641,655	$752,702	$3,220,987

Loans maturing after one year:
With a predetermined interest rate		$433,064	$404,738	$837,802
With a floating or adjustable rate		1,208,591	347,964	1,556,555
Total loans maturing after one year		$1,641,655	$752,702	$2,394,357

MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Resources

The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, which were fully phased-in on January 1, 2019. As of December 31, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See Note 13, Regulatory Matters of the notes to consolidated financial statements and the “Basel III Capital Rules” section below for further discussion. The following table reflects the Company’s ratios and their components as of December 31 (in thousands):

	2019	2018
Common shareholders’ equity	$421,619	$378,965
Less: Goodwill and other intangible assets	71,987	73,291
Net unrealized loss on investment securities (1)	873	(7,769)
Hedging derivative instruments	(518)	(276)
Net periodic pension and postretirement benefits plan adjustments	(14,868)	(13,236)
Other	-	-
Common Equity Tier 1 (“CET1”) capital	364,145	326,955
Plus: Preferred stock	17,328	17,328
Less: Other	-	-
Tier 1 Capital	381,473	344,283
Plus: Qualifying allowance for loan losses	30,482	33,914
Subordinated Notes	39,273	39,202
Total regulatory capital	$451,228	$417,399
Adjusted average total assets (for leverage capital purposes)	$4,237,596	$4,218,972
Total risk-weighted assets	$3,533,281	$3,371,541

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	9.00%	8.16%
CET1 Capital (CET1 capital to total risk-weighted assets)	10.31	9.70
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.80	10.21
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.77	12.38

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

Basel III Capital Rules

In July 2013, the FRB and the FDIC approved the final rules implementing the BCBS’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer is also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets. As of December 31, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Valuation of Deferred Tax Assets and Liabilities

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of our net deferred tax assets or liabilities assumes that we will be able to generate sufficient future taxable income based on estimates and assumptions (after consideration of historical taxable income as well as tax planning strategies). If these estimates and related assumptions change, we may be required to record valuation allowances against our deferred tax assets and liabilities resulting in additional income tax expense or benefit in the consolidated statements of income. We evaluate deferred tax assets and liabilities on a quarterly basis and assess the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets and liabilities will not be realized. Changes in valuation allowance from period to period are included in our tax provision in the period of change. For additional discussion related to our accounting policy for income taxes see Note 17, Income Taxes, of the notes to consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Defined Benefit Pension Plan

We have a defined benefit pension plan covering substantially all employees. For employees hired prior to December 31, 2006, who met participation requirements on or before January 1, 2008 (“Tier 1 Participant”), the benefits are generally based on years of service and the employee’s highest average compensation during five consecutive years of employment. For eligible employees who were hired on and after January 1, 2007 (“Tier 2 Participant”), the benefits are generally based on a cash balance benefit formula. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and defined benefit pension expense. The major assumptions are the weighted average discount rate used in determining the current benefit obligation, the weighted average expected long-term rate of return on plan assets, the rate of compensation increase and the estimated mortality rate. The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows as of the measurement date, December 31. The weighted average expected long-term rate of return is estimated based on current trends experienced by the assets in the plan as well as projected future rates of return on those assets and reasonable actuarial assumptions for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The current target asset allocation model for the plans is detailed in Note 19 to the consolidated financial statements. The expected returns on these various asset categories are blended to derive one long-term return assumption. The assets are invested in certain collective investment and mutual funds, common stocks, U.S. Treasury and other U.S. government agency securities, and corporate and municipal bonds and notes. The rate of compensation increase is based on reviewing the compensation increase practices of other plan sponsors in similar industries and geographic areas as well as the expectation of future increases. Mortality rate assumptions are based on mortality tables published by third-parties such as the Society of Actuaries (“SOA”), considering other available information including historical data as well as studies and publications from reputable sources. We review the pension plan assumptions on an annual basis with our actuarial consultants to determine if the assumptions are reasonable and adjust the assumptions to reflect changes in future expectations.

The assumptions used to calculate 2019 expense for the defined benefit pension plan were a weighted average discount rate of 4.13%, a weighted average long-term rate of return on plan assets of 6.50% and a rate of compensation increase of 3.00%. Defined benefit pension expense in 2020 is expected to decrease to $2.4 million from the $2.7 million recorded in 2019, primarily driven by an increase in the expected return on assets, driven by overall higher plan asset values.

Due to the long-term nature of pension plan assumptions, actual results may differ significantly from the actuarial-based estimates. Differences resulting in actuarial gains or losses are required to be recorded in shareholders’ equity as part of accumulated other comprehensive loss and amortized to defined benefit pension expense in future years. For 2019, the actual return on plan assets in the qualified defined benefit pension plan was $15.9 million, compared to an expected return on plan assets of $4.7 million. Total pretax losses recognized in accumulated other comprehensive loss at December 31, 2019 were $19.9 million for the defined benefit pension plan. Actuarial pretax net losses recognized in other comprehensive income (loss) for the year ended December 31, 2019 were $567 thousand for the defined benefit pension plan.

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

Portfolio Composition

Our balance sheet assets are a mix of fixed and variable rate assets with consumer indirect loans, commercial loans, and MBSs comprising a significant portion of our assets. Our consumer indirect loan portfolio comprised 19% of assets and is primarily fixed rate loans with relatively short durations. Our commercial loan portfolio totaled 38% of assets and is a combination of fixed and variable rate loans, lines and mortgages. The MBS portfolio, including collateralized mortgages obligations, totaled 13% of assets with durations averaging three to five years.

Our liabilities are comprised primarily of deposits, which account for 90% of total liabilities. Of these deposits, the majority, or 49%, is in nonpublic variable rate and noninterest bearing products including demand (both noninterest- and interest- bearing), savings and money market accounts. In addition, fixed rate nonpublic certificate of deposit products comprise 27% of total deposits. The Bank also has a significant amount of public deposits, which represented 24% of total deposits as of December 31, 2019.
Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At December 31, 2019, the Bank was liability sensitive, meaning that net interest income is negatively impacted as interest rates increase.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending December 31, 2019 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(106)	$(1,090)	$(1,946)	$(2,929)
% Change	(0.08)%	(0.80)%	(1.42)%	(2.14)%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at December 31, 2019 and 2018. The analysis additionally presents a measurement of the interest rate sensitivity at December 31, 2019 and 2018. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	December 31, 2019			December 31, 2018
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$632,832			$557,468
- 100 Basis Points	676,362	$43,530	6.88%	568,602	$11,134	2.00%
+ 100 Basis Points	627,409	(5,423)	(0.86)	523,577	(33,891)	(6.08)
+ 200 Basis Points	614,927	(17,905)	(2.83)	485,798	(71,670)	(12.86)
+ 300 Basis Points	600,636	(32,196)	(5.09)	446,910	(110,558)	(19.83)

The Pre-Shock Scenario EVE was $632.8 million at December 31, 2019, compared to $557.5 million at December 31, 2018. The increase in the Pre-Shock Scenario EVE at December 31, 2019 compared to December 31, 2018 resulted primarily from a more favorable valuation of non-maturity deposits and certain fixed rate assets that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $485.8 million at December 31, 2018 to $614.9 million at December 31, 2019. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario changed from (12.86)% at December 31, 2018 to (2.83)% at December 31, 2019.

Interest Rate Sensitivity Gap

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2019. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2019
	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
INTEREST-EARNING ASSETS:
Federal funds sold and other interest-earning deposits	$57,799	$-	$245	$-	$58,044
Investment securities	32,457	69,307	268,187	404,901	774,852
Loans	1,087,817	454,898	1,284,723	397,773	3,225,211
Total interest-earning assets	$1,178,073	$524,205	$1,553,155	$802,674	4,058,107
Cash and due from banks					54,903
Other assets (1)					271,168
Total assets					$4,384,178

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$1,667,734	$-	$-	$-	$1,667,734
Time deposits	529,183	570,456	80,545	5	1,180,189
Borrowings	271,300	4,200	-	39,273	314,773
Total interest-bearing liabilities	$2,468,217	$574,656	$80,545	$39,278	3,162,696
Noninterest-bearing deposits					707,752
Other liabilities					74,783
Total liabilities					3,945,231
Shareholders’ equity					438,947
Total liabilities and shareholders’ equity					$4,384,178
Interest sensitivity gap	$(1,290,144)	$(50,451)	$1,472,610	$763,396	$895,411
Cumulative gap	$(1,290,144)	$(1,340,595)	$132,015	$895,411
Cumulative gap ratio (2)	47.7%	55.9%	104.2%	128.3%
Cumulative gap as a percentage of total assets	(29.4)%	(30.6)%	3.0%	20.4%

(1)	Includes net unrealized loss on securities available for sale and allowance for loan losses.
(2)	Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer as identified below, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

RSM US LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2019 has issued a report on internal control over financial reporting as of December 31, 2019. That report appears herein.

/s/ Martin K. Birmingham	/s/ Justin K. Bigham
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 4, 2020	March 4, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Financial Institutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2018.

Chicago, Illinois

March 4, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Financial Institutions, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Financial Institutions, Inc. and subsidiaries (the Company) for the year ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We served as the Company’s auditor from 1995 to 2018.

Rochester, New York

March 14, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Financial Institutions, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Financial Institutions, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements of the Company and our report dated March 4, 2020 expressed an unqualified opinion.

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

/s/ RSM US LLP

Chicago, Illinois

March 4, 2020

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(in thousands, except share and per share data)	December 31,
	2019	2018
ASSETS
Cash and due from banks	$112,947	$102,755
Securities available for sale, at fair value	417,917	445,677
Securities held to maturity, at amortized cost (fair value of $363,259 and $439,581, respectively)	359,000	446,581
Loans held for sale	4,224	2,868
Loans (net of allowance for loan losses of $30,482 and $33,914, respectively)	3,190,505	3,052,684
Company owned life insurance	68,942	67,116
Premises and equipment, net	41,424	42,839
Goodwill and other intangible assets, net	74,923	76,173
Other assets	114,296	75,005
Total assets	$4,384,178	$4,311,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$707,752	$755,460
Interest-bearing demand	627,842	622,482
Savings and money market	1,039,892	968,897
Time deposits	1,180,189	1,020,068
Total deposits	3,555,675	3,366,907
Short-term borrowings	275,500	469,500
Long-term borrowings, net of issuance costs of $727 and $798, respectively	39,273	39,202
Other liabilities	74,783	39,796
Total liabilities	3,945,231	3,915,405
Commitments and contingencies (Note 12)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,847 shares issued	17,185	17,185
Total preferred equity	17,328	17,328
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 and 16,056,178 shares issued, respectively	161	161
Additional paid-in capital	124,582	122,704
Retained earnings	313,364	279,867
Accumulated other comprehensive loss	(14,513)	(21,281)
Treasury stock, at cost – 96,657 and 127,580 shares, respectively	(1,975)	(2,486)
Total shareholders’ equity	438,947	396,293
Total liabilities and shareholders’ equity	$4,384,178	$4,311,698

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)	Years ended December 31,
	2019	2018	2017
Interest income:
Interest and fees on loans	$149,873	$130,703	$106,282
Interest and dividends on investment securities	18,532	21,601	23,755
Other interest income	395	428	73
Total interest income	168,800	152,732	130,110
Interest expense:
Deposits	28,494	19,055	11,093
Short-term borrowings	7,923	8,342	3,931
Long-term borrowings	2,471	2,471	2,471
Total interest expense	38,888	29,868	17,495
Net interest income	129,912	122,864	112,615
Provision for loan losses	8,044	8,934	13,361
Net interest income after provision for loan losses	121,868	113,930	99,254
Noninterest income:
Service charges on deposits	7,241	7,120	7,391
Insurance income	4,570	4,930	5,266
ATM and debit card	6,779	6,152	5,721
Investment advisory	9,187	8,123	6,104
Company owned life insurance	1,758	1,793	1,781
Investments in limited partnerships	352	1,203	110
Loan servicing	432	441	439
Income from derivative instruments, net	2,274	972	131
Net gain on sale of loans held for sale	1,352	796	376
Net (loss) gain on investment securities	1,677	(127)	1,260
Net gain on other assets	29	50	37
Net loss on tax credit investments	(528)	-	-
Contingent consideration liability adjustment	-	-	1,200
Other	5,258	5,025	4,914
Total noninterest income	40,381	36,478	34,730
Noninterest expense:
Salaries and employee benefits	56,330	54,643	48,675
Occupancy and equipment	18,266	17,338	16,293
Professional services	5,424	3,912	4,083
Computer and data processing	5,269	5,122	4,935
Supplies and postage	2,036	2,032	2,003
FDIC assessments	1,005	1,975	1,817
Advertising and promotions	3,577	3,582	2,171
Amortization of intangibles	1,250	1,257	1,170
Goodwill impairment	-	2,350	1,575
Other	9,671	8,665	7,791
Total noninterest expense	102,828	100,876	90,513
Income before income taxes	59,421	49,532	43,471
Income tax expense	10,559	10,006	9,945
Net income	$48,862	$39,526	$33,526
Preferred stock dividends	1,461	1,461	1,462
Net income available to common shareholders	$47,401	$38,065	$32,064

Earnings per common share (Note 18):
Basic	$2.97	$2.39	$2.13
Diluted	$2.96	$2.39	$2.13
Cash dividends declared per common share	$1.00	$0.96	$0.85

Weighted average common shares outstanding:
Basic	15,972	15,910	15,044
Diluted	16,031	15,956	15,085

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)	Years ended December 31,
	2019	2018	2017
Net income	$48,862	$39,526	$33,526
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	9,323	(4,494)	454
Hedging derivative instruments	(242)	(276)	-
Pension and post-retirement obligations	470	(4,595)	1,581
Total other comprehensive income (loss), net of tax	9,551	(9,365)	2,035
Comprehensive income	$58,413	$30,161	$35,561

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2019, 2018 and 2017

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Continued)

Years ended December 31, 2019, 2018 and 2017

(in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2018	$17,328	$161	$122,704	$279,867	$(21,281)	$(2,486)	$396,293
Balance carried forward
Cumulative-effect adjustment	-	-	-	(710)	-	-	(710)
Balance at January 1, 2019	$17,328	$161	$122,704	$279,157	$(21,281)	$(2,486)	$395,583
Comprehensive income:
Net income	-	-	-	48,862	-	-	48,862
Other comprehensive income, net of tax	-	-	-	-	9,551	-	9,551
Reclassification of income tax effects	-	-	-	2,783	(2,783)	-	-
Common stock issued	-	-	1,151	-	-	-	1,151
Purchase of common stock for treasury	-	-	-	-	-	(293)	(293)
Share-based compensation plans:
Share-based compensation	-	-	1,406	-	-	-	1,406
Restricted stock units released	-	-	(554)	-	-	554	-
Restricted stock awards issued, net	-	-	(165)	-	-	165	-
Stock awards	-	-	40	-	-	85	125
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,457)	-	-	(1,457)
Common-$1.00 per share	-	-	-	(15,977)	-	-	(15,977)
Balance at December 31, 2019	$17,328	$161	$124,582	$313,364	$(14,513)	$(1,975)	$438,947

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$48,862	$39,526	$33,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,213	6,477	6,177
Net amortization of premiums on securities	2,069	2,456	3,298
Provision for loan losses	8,044	8,934	13,361
Share-based compensation	1,406	1,301	1,174
Deferred income tax expense (benefit)	369	(10,480)	12,403
Proceeds from sale of loans held for sale	41,479	30,547	14,555
Originations of loans held for sale	(41,626)	(29,901)	(15,847)
Income on company owned life insurance	(1,758)	(1,793)	(1,781)
Net gain on sale of loans held for sale	(1,352)	(796)	(376)
Net (gain) loss on investment securities	(1,677)	127	(1,260)
Goodwill impairment	-	2,350	1,575
Net gain on other assets	(29)	(50)	(37)
(Increase) decrease in other assets	(21,263)	13,376	(24,505)
Increase in other liabilities	14,973	3,065	4,016
Net cash provided by operating activities	57,710	65,139	46,279
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(195,660)	(44,919)	(86,434)
Held to maturity	(23,494)	(28,017)	(71,479)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	82,358	90,114	51,978
Held to maturity	83,508	96,211	96,376
Proceeds from sales of securities available for sale	178,059	29,851	50,084
Net loan originations	(167,234)	(361,915)	(404,905)
Loans sold to others	21,077	-	-
Purchases of company owned life insurance, net of proceeds received	(68)	(35)	(52)
Proceeds from sales of other assets	360	590	234
Purchases of premises and equipment	(3,639)	(2,842)	(7,740)
Cash consideration paid for acquisition, net of cash acquired	-	(4,447)	(676)
Net cash used in investing activities	(24,733)	(225,409)	(372,614)
Cash flows from financing activities:
Net increase in deposits	188,768	156,733	214,952
Net increase in short-term borrowings	(194,000)	23,300	114,700
Repurchase of preferred stock	-	(1)	(9)
Proceeds from issuance of common stock	-	-	38,303
Purchases of common stock for treasury	(293)	(113)	(148)
Proceeds from stock options exercised	-	320	413
Cash dividends paid to preferred shareholders	(1,461)	(1,462)	(1,462)
Cash dividends paid to common shareholders	(15,799)	(14,947)	(12,496)
Net cash (used in) provided by financing activities	(22,785)	163,830	354,253
Net increase in cash and cash equivalents	10,192	3,560	27,918
Cash and cash equivalents, beginning of period	102,755	99,195	71,277
Cash and cash equivalents, end of period	$112,947	$102,755	$99,195

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Institutions, Inc. (individually referred to herein as the “Parent Company” and together with all of its subsidiaries, collectively referred to herein as the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). At December 31, 2019, the Company conducted its business through its four subsidiaries: Five Star Bank (the “Bank”), a New York chartered bank; SDN Insurance Agency, LLC (“SDN”), a full service insurance agency; and Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”), SEC-registered investment advisory and wealth management firms. The Company provides a full range of banking and related financial services to consumer, commercial and municipal customers through its bank and nonbank subsidiaries.

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

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2019	2018	2017
Supplemental information:
Cash paid for interest	$37,225	$28,626	$14,850
Cash paid for income taxes, net of refunds received	9,853	3,527	13,187
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$557	$642	$426
Accrued and declared unpaid dividends	4,365	4,187	3,859
(Decrease) increase in net unsettled security purchases	(2,650)	2,650	-
Securities transferred from held to maturity to available for sale (at cost)	26,175	-	-
Common stock issued for Courier Capital contingent earn-out	1,151	-	-
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	-	2,561	812
Fair value of liabilities assumed	-	128	44

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d.) Investment Securities

Investment securities are classified as either available for sale (“AFS”) or held to maturity (“HTM”). Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at amortized cost. Other investment securities are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a component of comprehensive income (loss) and shareholders’ equity.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless the loan has been subject to a troubled debt restructure. At December 31, 2019, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

General allowances are established for loan losses on a portfolio basis for loans that are collectively evaluated for impairment. The portfolio is grouped into similar risk characteristics, primarily loan type. The Company applies an estimated loss rate, which considers both look-back and loss emergence periods, to each loan group. The loss rate is based on historical experience, generally using a look-back period of 24 months, and as a result can differ from actual losses incurred in the future. The historical loss rate is adjusted by the loss emergence periods that range from 12 to 32 months depending on the loan type, and for qualitative factors such as; levels and trends of delinquent and non-accruing loans, trends in volume and terms, effects of changes in lending policy, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit risk, interest rates, regulatory environment, information risk and collateral risk. The qualitative factors are reviewed at least quarterly and adjustments are made as needed.

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

(i.) Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are initially recorded at fair value less estimated costs to sell, which establishes the cost basis. Subsequently, other real estate owned is carried at the lower of the cost basis or fair value less estimated selling costs. At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned was $468 thousand and $230 thousand at December 31, 2019 and 2018, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

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

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. FHLBNY stock totaled $14.6 million and $20.3 million as of December 31, 2019 and 2018, respectively.

As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $6.1 million as of December 31, 2019 and 2018.

(n.) Equity Method Investments

The Company has investments in limited partnerships, primarily Small Business Investment Companies, and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $7.6 million and $6.0 million as of December 31, 2019 and 2018, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has investments in partnerships that incur qualified expenses related to the rehabilitation of certified structures. At the time that a structure is placed into service, the Company is eligible for federal and New York State tax credits. The federal tax credit impact is recorded as a reduction of income tax expense.  For a New York State tax credit generated after January 1, 2015, the amount not used in the current tax year is treated as a refund or overpayment of tax to be credited to next year’s tax. Since the realization of the tax credit does not depend on the Company’s generation of future taxable income or the Company’s ongoing tax status or tax position, the credit is not considered an element of income tax accounting (ASC 740). The Company includes the tax credit in non-interest income as opposed to a reduction of income tax expense. At the time that a structure is placed into service, the Company records a loss on tax credit investments in noninterest income to reduce the investment to the present value of the expected cash flows from its partnership interest.

The Company has investments in qualified affordable housing projects that are accounted for using the proportional amortization method.  Under that method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net amount as a reduction of income tax expense.

These tax credit investments are included in other assets in the consolidated statements of financial condition and totaled $16.5 million and $4.5 million as of December 31, 2019 and 2018, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v.) Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. In addition to net income, other components of the Company’s comprehensive income (loss) include the after-tax effect of changes in net unrealized gain / loss on securities available for sale, changes in unrealized gain / loss on hedging derivative instruments and changes in net actuarial gain / loss on defined benefit post-retirement plans. Comprehensive income (loss) is reported in the accompanying consolidated statements of changes in shareholders’ equity and consolidated statements of comprehensive income (loss). See Note 15 - Accumulated Other Comprehensive Income (Loss) for additional information.

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

Basic EPS is computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards. Diluted EPS reflects the assumed conversion of all potential dilutive securities. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 18 - Earnings Per Common Share.

(x.) Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation. These reclassifications did not result in any changes to previously reported net income or shareholders’ equity.

(y.) Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. In July 2018, ASU 2018-11, Lease (Topic 842): Targeted Improvements was issued to allow companies to choose to recognize the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings rather than recasting prior year results. The adoption of ASU 2016-02, as of January 1, 2019, resulted in an increase of approximately $22.7 million in assets and approximately $23.4 million in liabilities on the Company’s financial statements from recording additional lease contracts where the Company is a lessee.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. Topic 326 eliminates the probable initial recognition threshold in current GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. We will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective (i.e., modified retrospective approach). As part of the Company’s evaluation process, it has established a steering committee and working group, including individuals from various functional areas, to assess processes and related controls, portfolio segmentation, model development, system requirements and needed resources.  The working group has engaged an advisory consultant to assist with documenting the methodologies that are expected to be utilized as well as performing parallel runs. The Company is finalizing policies, controls, processes and disclosures in preparation for the implementation of ASU 2016-13 on the effective date of January 1, 2020. Due to the significant differences in the new authoritative guidance from existing GAAP, the implementation of this ASU is expected to have an impact on the Company’s statements of income and financial condition, and will be impacted by the Company’s loan and securities portfolios’ composition, attributes and quality in addition to prevailing economic conditions and forecasts at the time of adoption. Currently, we estimate that the implementation of this ASU could result in an increase of 15% to 30% in our reserves for credit losses.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies that the reclassification of a debt security from HTM to AFS under the transition guidance in ASU 2017-12 would not (1) call into question the classification of other HTM securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities. The Company did not reclassify any securities from HTM to AFS upon adoption of ASU 2017-12. The Company elected to early adopt the amendments to Topic 815 in December 2019, resulting in the reclassification of $26.2 million of qualified investment securities from HTM to AFS. With respect to Topic 326, Financial Instruments - Credit Losses, ASU 2019-04 clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to Topic 825, Financial Instruments, on recognizing and measuring financial instruments, ASU 2019-04 addresses the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. The amendments to Topic 326 have the same effective date as ASU 2016-13 (i.e., January 1, 2020). The Company is finalizing its evaluation of the potential impact of these Topic 326 amendments on the Company’s Consolidated Financial Statements. The amendments to Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019 and are not expected to have a material impact on the Company’s Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(2.)	BUSINESS COMBINATIONS

2018 Activity - HNP Capital Acquisition

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(3.)	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$26,440	$437	$-	$26,877
Mortgage-backed securities:
Federal National Mortgage Association	293,873	2,263	1,380	294,756
Federal Home Loan Mortgage Corporation	52,733	318	172	52,879
Government National Mortgage Association	14,065	60	4	14,121
Collateralized mortgage obligations:
Federal National Mortgage Association	23,834	-	57	23,777
Federal Home Loan Mortgage Corporation	4,907	-	18	4,889
Privately issued	-	618	-	618
Total mortgage-backed securities	389,412	3,259	1,631	391,040
Total available for sale securities	$415,852	$3,696	$1,631	$417,917
Securities held to maturity:
State and political subdivisions	$192,215	$3,803	$-	$196,018
Mortgage-backed securities:
Federal National Mortgage Association	12,049	227	6	12,270
Federal Home Loan Mortgage Corporation	6,995	77	47	7,025
Government National Mortgage Association	45,758	306	128	45,936
Collateralized mortgage obligations:
Federal National Mortgage Association	41,561	150	256	41,455
Federal Home Loan Mortgage Corporation	49,389	307	103	49,593
Government National Mortgage Association	11,033	12	83	10,962
Total mortgage-backed securities	166,785	1,079	623	167,241
Total held to maturity securities	$359,000	$4,882	$623	$363,259

December 31, 2018
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$155,102	$-	$3,074	$152,028
Mortgage-backed securities:
Federal National Mortgage Association	258,984	44	6,325	252,703
Federal Home Loan Mortgage Corporation	35,962	13	1,275	34,700
Government National Mortgage Association	5,364	21	76	5,309
Collateralized mortgage obligations:
Federal National Mortgage Association	133	-	-	133
Federal Home Loan Mortgage Corporation	37	-	-	37
Privately issued	-	767	-	767
Total mortgage-backed securities	300,480	845	7,676	293,649
Total available for sale securities	$455,582	$845	$10,750	$445,677

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(3.)	INVESTMENT SECURITIES (Continued)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018 (continued)
Securities held to maturity:
State and political subdivisions	$234,845	$876	$1,211	$234,510
Mortgage-backed securities:
Federal National Mortgage Association	11,602	8	261	11,349
Federal Home Loan Mortgage Corporation	4,583	-	193	4,390
Government National Mortgage Association	37,450	14	923	36,541
Collateralized mortgage obligations:
Federal National Mortgage Association	62,103	1	2,179	59,925
Federal Home Loan Mortgage Corporation	78,200	-	2,597	75,603
Government National Mortgage Association	17,798	-	535	17,263
Total mortgage-backed securities	211,736	23	6,688	205,071
Total held to maturity securities	$446,581	$899	$7,899	$439,581

Investment securities with a total fair value of $676.9 million and $751.0 million at December 31, 2019 and 2018, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	2019	2018	2017
Taxable interest and dividends	$14,382	$16,510	$17,886
Tax-exempt interest and dividends	4,150	5,091	5,869
Total interest and dividends on securities	$18,532	$21,601	$23,755

Sales of securities available for sale for the years ended December 31 were as follows (in thousands):

	2019	2018	2017
Proceeds from sales	$178,059	$29,851	$50,084
Gross realized gains	2,391	73	1,266
Gross realized losses	714	200	6

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(3.)	INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2019 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$-	$-
Due from one to five years	64,382	65,028
Due after five years through ten years	167,809	168,755
Due after ten years	183,661	184,134
Total available for sale securities	$415,852	$417,917
Debt securities held to maturity:
Due in one year or less	$54,606	$54,937
Due from one to five years	124,235	127,172
Due after five years through ten years	34,838	35,494
Due after ten years	145,321	145,656
Total held to maturity securities	$359,000	$363,259

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(3.)	INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are summarized as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$-	$-	$-	$-	$-
Mortgage-backed securities:
Federal National Mortgage Association	104,634	1,277	7,196	103	111,830	1,380
Federal Home Loan Mortgage Corporation	10,347	11	9,409	161	19,756	172
Government National Mortgage Association	533	4	-	-	533	4
Collateralized mortgage obligations:
Federal National Mortgage Association	8,803	57	8	-	8,811	57
Federal Home Loan Mortgage Corporation	4,889	18	-	-	4,889	18
Total mortgage-backed securities	129,206	1,367	16,613	264	145,819	1,631
Total available for sale securities	129,206	1,367	16,613	264	145,819	1,631
Securities held to maturity:
State and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities:
Federal National Mortgage Association	2,388	6	-	-	2,388	6
Federal Home Loan Mortgage Corporation	2,967	19	2,598	28	5,565	47
Government National Mortgage Association	11,155	61	5,625	67	16,780	128
Collateralized mortgage obligations:
Federal National Mortgage Association	9,120	40	13,486	216	22,606	256
Federal Home Loan Mortgage Corporation	15,127	30	7,988	73	23,115	103
Government National Mortgage Association	8,760	72	892	11	9,652	83
Total mortgage-backed securities	49,517	228	30,589	395	80,106	623
Total held to maturity securities	49,517	228	30,589	395	80,106	623
Total temporarily impaired securities	$178,723	$1,595	$47,202	$659	$225,925	$2,254

December 31, 2018
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$-	$152,028	$3,074	$152,028	$3,074
Mortgage-backed securities:
Federal National Mortgage Association	251	1	247,615	6,324	247,866	6,325
Federal Home Loan Mortgage Corporation	-	-	33,918	1,275	33,918	1,275
Government National Mortgage Association	-	-	4,667	76	4,667	76
Collateralized mortgage obligations:
Federal National Mortgage Association	-	-	56	-	56	-
Federal Home Loan Mortgage Corporation	-	-	6	-	6	-
Total mortgage-backed securities	251	1	286,262	7,675	286,513	7,676
Total available for sale securities	251	1	438,290	10,749	438,541	10,750

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(3.)	INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2018 (continued)
Securities held to maturity:
State and political subdivisions	35,751	91	49,534	1,120	85,285	1,211
Mortgage-backed securities:
Federal National Mortgage Association	1,518	3	8,695	258	10,213	261
Federal Home Loan Mortgage Corporation	1,467	5	2,923	188	4,390	193
Government National Mortgage Association	11,783	82	22,516	841	34,299	923
Collateralized mortgage obligations:
Federal National Mortgage Association	-	-	57,973	2,179	57,973	2,179
Federal Home Loan Mortgage Corporation	-	-	75,603	2,597	75,603	2,597
Government National Mortgage Association	-	-	17,263	535	17,263	535
Total mortgage-backed securities	14,768	90	184,973	6,598	199,741	6,688
Total held to maturity securities	50,519	181	234,507	7,718	285,026	7,899
Total temporarily impaired securities	$50,770	$182	$672,797	$18,467	$723,567	$18,649

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2019 was 91 compared to 571 at December 31, 2018. At December 31, 2019, the Company had positions in 34 investment securities with a fair value of $47.2 million and a total unrealized loss of $659 thousand that have been in a continuous unrealized loss position for more than 12 months. At December 31, 2019, there were a total of 57 securities positions in the Company’s investment portfolio with a fair value of $178.7 million and a total unrealized loss of $1.6 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2018, the Company had positions in 435 investment securities with a fair value of $672.8 million and a total unrealized loss of $18.5 million that have been in a continuous unrealized loss position for more than 12 months. At December 31, 2018, there were a total of 136 securities positions in the Company’s investment portfolio with a fair value of $50.8 million and a total unrealized loss of $182 thousand that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the years ended December 31, 2019, 2018 and 2017.

Based on management’s review and evaluation of the Company’s debt securities as of December 31, 2019, the debt securities with unrealized losses were not considered to be OTTI. As of December 31, 2019, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of December 31, 2019, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(4.)	LOANS HELD FOR SALE AND LOAN SERVICING RIGHTS

Loans held for sale were entirely comprised of residential real estate loans and totaled $4.2 million and $2.9 million as of December 31, 2019 and 2018, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $189.8 million and $171.5 million as of December 31, 2019 and 2018, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $3.9 million and $3.7 million as of December 31, 2019 and 2018, respectively.

The activity in capitalized loan servicing assets is summarized as follows for the years ended December 31 (in thousands):

	2019	2018	2017
Mortgage servicing assets, beginning of year	$1,021	$990	$1,077
Originations	349	298	231
Amortization	(242)	(267)	(318)
Mortgage servicing assets, end of year	1,128	1,021	990
Valuation allowance	-	-	-
Mortgage servicing assets, net, end of year	$1,128	$1,021	$990

(5.)	LOANS

The Company’s loan portfolio consisted of the following at December 31 (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
2019
Commercial business	$571,222	$818	$572,040
Commercial mortgage	1,108,315	(2,032)	1,106,283
Residential real estate loans	560,717	11,633	572,350
Residential real estate lines	101,048	3,070	104,118
Consumer indirect	822,179	27,873	850,052
Other consumer	15,984	160	16,144
Total	$3,179,465	$41,522	3,220,987
Allowance for loan losses			(30,482)
Total loans, net			$3,190,505

2018
Commercial business	$557,040	$821	$557,861
Commercial mortgage	960,265	(2,071)	958,194
Residential real estate loans	514,981	9,174	524,155
Residential real estate lines	106,712	3,006	109,718
Consumer indirect	888,732	31,185	919,917
Other consumer	16,590	163	16,753
Total	$3,044,320	$42,278	3,086,598
Allowance for loan losses			(33,914)
Total loans, net			$3,052,684

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(5.)	LOANS (Continued)

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. Borrowings by these related parties amounted to $18.6 million and $10.3 million at December 31, 2019 and 2018, respectively. During 2019, new borrowings amounted to $9.8 million (including borrowings of executive officers and directors that were outstanding at the time of their appointment), and repayments and other reductions were $1.6 million.

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of December 31 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
2019
Commercial business	$361	$-	$-	$361	$1,177	$569,684	$571,222
Commercial mortgage	531	-	-	531	3,146	1,104,638	1,108,315
Residential real estate loans	929	114	-	1,043	2,484	557,190	560,717
Residential real estate lines	231	37	-	268	102	100,678	101,048
Consumer indirect	3,729	1,019	-	4,748	1,725	815,706	822,179
Other consumer	116	8	6	130	-	15,854	15,984
Total loans, gross	$5,897	$1,178	$6	$7,081	$8,634	$3,163,750	$3,179,465

2018
Commercial business	$227	$1	$-	$228	$912	$555,900	$557,040
Commercial mortgage	574	-	-	574	1,586	958,105	960,265
Residential real estate loans	1,295	242	-	1,537	2,391	511,053	514,981
Residential real estate lines	102	-	-	102	255	106,355	106,712
Consumer indirect	2,424	698	-	3,122	1,989	883,621	888,732
Other consumer	139	3	8	150	-	16,440	16,590
Total loans, gross	$4,761	$944	$8	$5,713	$7,133	$3,031,474	$3,044,320

There were no loans past due greater than 90 days and still accruing interest as of December 31, 2019 and 2018. There were $6 thousand and $8 thousand in consumer overdrafts which were past due greater than 90 days as of December 31, 2019 and 2018, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2019, 2018 and 2017. For the years ended December 31, 2019, 2018 and 2017, estimated interest income of $508 thousand, $294 thousand, and $481 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

There were no loans modified as a TDR during the years ended December 31, 2019 and 2018.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(5.)	LOANS (Continued)

There were no loans modified as a TDR during the years ended December 31, 2019 and 2018 that defaulted during the year ended December 31, 2019. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as well as average recorded investment and interest income recognized on impaired loans at December 31 (in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
2019
With no related allowance recorded:
Commercial business	$563	$775	$-	$411	$-
Commercial mortgage	973	1,749	-	1,701	-
	1,536	2,524	-	2,112	-
With an allowance recorded:
Commercial business	614	614	214	1,207	-
Commercial mortgage	2,173	2,173	479	1,825	-
	2,787	2,787	693	3,032	-
	$4,323	$5,311	$693	$5,144	$-

2018
With no related allowance recorded:
Commercial business	$319	$487	$-	$1,156	$-
Commercial mortgage	2,013	2,789	-	692	-
	2,332	3,276	-	1,848	-
With an allowance recorded:
Commercial business	725	725	205	2,458	-
Commercial mortgage	21	21	1	1,936	-
	746	746	206	4,394	-
	$3,078	$4,022	$206	$6,242	$-

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

December 31, 2019, 2018 and 2017

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of December 31 (in thousands):

	Commercial Business	Commercial Mortgage
2019
Uncriticized	$544,406	$1,098,133
Special mention	7,933	4,098
Substandard	18,883	6,084
Doubtful	-	-
Total	$571,222	$1,108,315

2018
Uncriticized	$531,756	$943,991
Special mention	16,499	10,633
Substandard	8,785	5,641
Doubtful	-	-
Total	$557,040	$960,265

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of December 31 (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
2019
Performing	$558,233	$100,946	$820,454	$15,978
Non-performing	2,484	102	1,725	6
Total	$560,717	$101,048	$822,179	$15,984

2018
Performing	$512,590	$106,457	$886,743	$16,582
Non-performing	2,391	255	1,989	8
Total	$514,981	$106,712	$888,732	$16,590

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(5.)	LOANS (Continued)

Allowance for Loan Losses

The following tables set forth the changes in the allowance for loan losses for the years ended December 31 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
2019
Allowance for loan losses:
Beginning balance	$14,312	$5,219	$1,112	$210	$12,572	$489	$33,914
Charge-offs	(2,481)	(2,997)	(340)	(13)	(10,810)	(1,170)	(17,811)
Recoveries	492	17	43	6	5,390	387	6,335
Provision (credit)	(965)	3,442	244	(85)	4,700	708	8,044
Ending balance	$11,358	$5,681	$1,059	$118	$11,852	$414	$30,482
Evaluated for impairment:
Individually	$214	$479	$-	$-	$-	$-	$693
Collectively	$11,144	$5,202	$1,059	$118	$11,852	$414	$29,789

Loans:
Ending balance	$571,222	$1,108,315	$560,717	$101,048	$822,179	$15,984	$3,179,465
Evaluated for impairment:
Individually	$1,177	$3,146	$-	$-	$-	$-	$4,323
Collectively	$570,045	$1,105,169	$560,717	$101,048	$822,179	$15,984	$3,175,142

2018
Allowance for loan losses:
Beginning balance	$15,668	$3,696	$1,322	$180	$13,415	$391	$34,672
Charge-offs	(2,319)	(1,020)	(95)	(142)	(10,850)	(1,308)	(15,734)
Recoveries	509	13	159	20	5,024	317	6,042
Provision (credit)	454	2,530	(274)	152	4,983	1,089	8,934
Ending balance	$14,312	$5,219	$1,112	$210	$12,572	$489	$33,914
Evaluated for impairment:
Individually	$205	$1	$-	$-	$-	$-	$206
Collectively	$14,107	$5,218	$1,112	$210	$12,572	$489	$33,708

Loans:
Ending balance	$557,040	$960,265	$514,981	$106,712	$888,732	$16,590	$3,044,320
Evaluated for impairment:
Individually	$1,044	$2,034	$-	$-	$-	$-	$3,078
Collectively	$555,996	$958,231	$514,981	$106,712	$888,732	$16,590	$3,041,242

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(5.)	LOANS (Continued)

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
2017
Allowance for loan losses:
Beginning balance	$7,225	$10,315	$1,478	$303	$11,311	$302	$30,934
Charge-offs	(3,614)	(10)	(431)	(106)	(10,164)	(926)	(15,251)
Recoveries	416	262	130	60	4,444	316	5,628
Provision	11,641	(6,871)	145	(77)	7,824	699	13,361
Ending balance	$15,668	$3,696	$1,322	$180	$13,415	$391	$34,672
Evaluated for impairment:
Individually	$2,001	$107	$-	$-	$-	$-	$2,108
Collectively	$13,667	$3,589	$1,322	$180	$13,415	$391	$32,564

Loans:
Ending balance	$449,763	$810,851	$457,761	$113,422	$845,682	$17,443	$2,694,922
Evaluated for impairment:
Individually	$5,322	$2,852	$-	$-	$-	$-	$8,174
Collectively	$444,441	$807,999	$457,761	$113,422	$845,682	$17,443	$2,686,748

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(6.)	PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment at December 31 are summarized as follows (in thousands):

	2019	2018
Land and land improvements	$6,022	$6,003
Buildings and leasehold improvements	56,164	54,059
Furniture, fixtures, equipment and vehicles	40,026	39,323
Premises and equipment	102,212	99,385
Accumulated depreciation and amortization	(60,788)	(56,546)
Premises and equipment, net	$41,424	$42,839

Depreciation and amortization expense relating to premises and equipment, included in occupancy and equipment expense in the consolidated statements of income, amounted to $5.0 million, $5.1 million and $4.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The results of the Company’s 2019 annual impairment test indicated no impairment; consequently, no goodwill impairment charge was recorded in 2019.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(7.)	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The change in the balance for goodwill during the years ended December 31 was as follows (in thousands):

	Banking	Non-Banking	Total
Balance, January 1, 2018	$48,536	$17,304	$65,840
Impairment	-	(2,350)	(2,350)
Acquisition	-	2,572	2,572
Balance, December 31, 2018	48,536	17,526	66,062
Impairment	-	-	-
Acquisition	-	-	-
Balance, December 31, 2019	$48,536	$17,526	$66,062

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Changes in the gross carrying amount, accumulated amortization and net book value for the years ended December 31 were as follows (in thousands):

	2019	2018
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(1,944)	(1,829)
Net book value	$98	$213

Other intangibles:
Gross carrying amount	$13,883	$13,883
Accumulated amortization	(5,120)	(3,985)
Net book value	$8,763	$9,898

Core deposit intangibles and other intangibles amortization expense was $115 thousand and $1.1 million, respectively, for the year ended December 31, 2019. Core deposit intangibles and other intangibles amortization expense was $160 thousand and $1.1 million, respectively, for the year ended December 31, 2018. Core deposit intangibles and other intangibles amortization expense was $205 thousand and $965 thousand, respectively, for the year ended December 31, 2017. Estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

2020	$1,134
2021	1,014
2022	923
2023	852
2024	783

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(8.)	LEASES

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities as of December 31 (in thousands):

		2019	2018
	Balance Sheet Location
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$23,224	$—
Accumulated amortization	Other assets	(1,861)	—
Net book value		$21,363	$—

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$22,800	$—

The weighted average remaining lease term for operating leases was 21.7 years at December 31, 2019 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.80%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs and other lease information for the years ended December 31 (in thousands):

	2019	2018	2017
Lease Costs:
Operating lease costs	$2,758	$—	$—
Variable lease costs (1)	428	—	—
Sublease income	(46)	—	—
Net lease costs	$3,140	$—	$—

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,641	$—	$—
Initial recognition of operating lease right of use assets	$23,275	$—	$—
Initial recognition of operating lease liabilities	$23,985	$—	$—
Right of use assets obtained in exchange for new operating lease liabilities	$620	$—	$—

(1)	Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Rent expense relating to operating leases, included in occupancy and equipment expense in the statements of income, was $2.9 million and $2.6 million in 2018 and 2017, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(8.)	LEASES (Continued)

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2019 (in thousands):

Year ended December 31,
2020	$2,523
2021	2,308
2022	1,857
2023	1,493
2024	1,182
Thereafter	25,931
Total future minimum operating lease payments	35,294
Amounts representing interest	(12,494)
Present value of net future minimum operating lease payments	$22,800

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(9.)	DEPOSITS

A summary of deposits as of December 31 are as follows (in thousands):

	2019	2018
Noninterest-bearing demand	$707,752	$755,460
Interest-bearing demand	627,842	622,482
Savings and money market	1,039,892	968,897
Time deposits, due:
Within one year	1,099,488	871,007
One to two years	60,868	91,028
Two to three years	14,869	40,151
Three to four years	3,251	15,956
Four to five years	1,708	1,921
Thereafter	5	5
Total time deposits	1,180,189	1,020,068
Total deposits	$3,555,675	$3,366,907

Time deposits in denominations of $250,000 or more at December 31, 2019 and 2018 amounted to $287.0 million and $209.6 million, respectively.

Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	2019	2018	2017
Interest-bearing demand	$1,372	$1,067	$897
Savings and money market	4,365	2,887	1,487
Time deposits	22,757	15,101	8,709
Total interest expense on deposits	$28,494	$19,055	$11,093

(10.)	BORROWINGS

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of December 31 (in thousands):

	2019	2018
Short-term borrowings:
Short-term FHLB borrowings	$275,500	$405,500
Other	-	64,000
Total short-term borrowings	275,500	469,500
Long-term borrowings:
Subordinated notes, net	39,273	39,202
Total borrowings	$314,773	$508,702

Short-term borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2019 consisted of $10.0 million in overnight borrowings and $265.5 million in short-term borrowings. Short-term FHLB borrowings at December 31, 2018 consisted of $200.0 million in overnight borrowings and $205.5 million in short-term borrowings. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. In addition, at December 31, 2018, we had $64.0 million outstanding under unsecured federal funds purchased line with various banks. At December 31, 2019 and 2018, the Company’s borrowings had a weighted average rate of 1.88% and 2.64%, respectively.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2019 and 2018, no amounts have been drawn on the line of credit.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(10.)	BORROWINGS (Continued)

Long-term borrowings

On April 15, 2015, the Company issued $40.0 million of 6.0% fixed to floating rate subordinated notes due April 15, 2030 (the “Subordinated Notes”) in a registered public offering. The Subordinated Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (LIBOR) plus 3.944%, payable quarterly. After the discontinuance of LIBOR, the interest rate will be determined by an alternate method as reasonably selected by the Company. The Subordinated Notes are redeemable by the Company at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The net proceeds from this offering were used for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth and opportunistic acquisitions. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes.

The Company adopted ASU 2015-03 that requires debt issuance costs to be reported as a direct deduction from the face value of the Subordinated Notes and not as a deferred charge. The debt issuance costs will be amortized as an adjustment to interest expense over 15 years.

(11.)	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During 2019, such derivatives were used to hedge the variable cash flows associated with short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2019 and 2018. During the next twelve months, the Company estimates that $582 thousand will be reclassified as an increase to interest expense.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(11.)	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of December 31 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	2019	2018	sheet line item	2019	2018	sheet line item	2019	2018
Derivatives designated as hedging instruments
Cash flow hedges	$100,000	$100,000	Other assets	$-	$631	Other liabilities	$-	$-
Total derivatives	$100,000	$100,000		$-	$631		$-	$-

Derivatives not designated as hedging instruments
Interest rate swaps (1)	$272,962	$71,977	Other assets	$6,419	$1,803	Other liabilities	$6,720	$2,006
Credit contracts	68,324	36,670	Other assets	13	-	Other liabilities	18	24
Mortgage banking	11,859	7,519	Other assets	119	83	Other liabilities	7	27
Total derivatives	$353,145	$116,166		$6,551	$1,886		$6,745	$2,057

(1)	The Company secured its obligations under these contracts with $6.7 million and $1.3 million in cash at December 31, 2019 and 2018, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(11.)	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the years ended December 31 (in thousands):

		Gain (loss) recognized in income
Undesignated derivatives	Line item of gain (loss) recognized in income	2019	2018	2017

Interest rate swaps	Income from derivative instruments, net	$2,189	$759	$-
Credit contracts	Income from derivative instruments, net	29	184	131
Mortgage banking	Income from derivative instruments, net	56	29	-
Total undesignated		$2,274	$972	$131

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(12.)	COMMITMENTS AND CONTINGENCIES

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

Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	2019	2018
Commitments to extend credit	$820,282	$687,875
Standby letters of credit	21,911	11,977

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(13.)	REGULATORY MATTERS

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

The Economic Growth Act provided for a potential exception from the Basel III Rules for community banks that maintain a Community Bank Leverage Ratio (“CBLR”) of at least 8.0% to 10.0%. The CBLR is calculated by dividing Tier 1 capital by the bank’s average total consolidated assets. In the final rules approved by the FDIC in September 2019, qualifying community banking organizations that opt in to using the CBLR are considered to be in compliance with the Basel III Rules as long as the bank maintains a CBLR of greater than 9.0%. If a bank is not a qualifying community banking organization, does not opt in to using the CBLR, or cannot maintain a CBLR of greater than 9.0%, the bank would have to comply with the Basel III Rules. We are currently evaluating the CBLR framework and the potential impact CBLR adoption would have on the Company and the Bank, respectively.

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2019 includes, subject to limitation, $17.3 million of preferred stock.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for the Company also includes qualified subordinated debt. At December 31, 2019, the Company’s Tier 2 capital included $39.3 million of Subordinated Notes.

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

The Basel III Capital Rules became fully phased in on January 1, 2019 and require the Company and the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer was phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer was phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer was phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(13.)	REGULATORY MATTERS (Continued)

The following table presents actual and required capital ratios as of December 31, 2019 and 2018 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2019 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules (in thousands):

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased-in		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2019
Tier 1 leverage:
Company	$381,473	9.00%	$169,504	4.00%	$169,504	4.00%	$211,880	5.00%
Bank	409,031	9.67	169,189	4.00	169,189	4.00	211,486	5.00
CET1 capital:
Company	364,145	10.31	247,330	7.00	247,330	7.00	229,663	6.50
Bank	409,031	11.61	246,674	7.00	246,674	7.00	229,055	6.50
Tier 1 capital:
Company	381,473	10.80	300,329	8.50	300,329	8.50	282,663	8.00
Bank	409,031	11.61	299,533	8.50	299,533	8.50	281,914	8.00
Total capital:
Company	451,228	12.77	370,995	10.50	370,995	10.50	353,328	10.00
Bank	439,514	12.47	370,011	10.50	370,011	10.50	352,392	10.00

2018
Tier 1 leverage:
Company	$344,283	8.16%	$168,759	4.00%	$168,759	4.00%	$210,949	5.00%
Bank	372,939	8.86	168,335	4.00	168,335	4.00	210,419	5.00
CET1 capital:
Company	326,955	9.70	214,936	6.38	236,008	7.00	219,150	6.50
Bank	372,939	11.09	214,286	6.38	235,294	7.00	218,488	6.50
Tier 1 capital:
Company	344,283	10.21	265,509	7.88	286,581	8.50	269,723	8.00
Bank	372,939	11.09	264,706	7.88	285,715	8.50	268,908	8.00
Total capital:
Company	417,399	12.38	332,940	9.88	354,012	10.50	337,154	10.00
Bank	406,853	12.10	331,933	9.88	352,942	10.50	336,135	10.00

As of December 31, 2019 and 2018, the Company and Bank were considered “well capitalized” under all regulatory capital guidelines. Such determination has been made based on the Tier 1 leverage, CET1 capital, Tier 1 capital and total capital ratios.

Federal Reserve Requirements

The Bank is required to maintain a reserve balance at the FRB of New York. The reserve requirement for the Bank totaled $6.4 million and $5.5 million as of December 31, 2019 and 2018, respectively.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(14.)	SHAREHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock and the Series A preferred stock. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. There were 173,282 shares of preferred stock issued and outstanding as of December 31, 2019 and 2018.

Common Stock

The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	Outstanding	Treasury	Issued
2019
Shares outstanding at beginning of year	15,928,598	127,580	16,056,178
Common stock issued for Courier Capital contingent earn-out	43,378	-	43,378
Restricted stock awards issued	8,226	(8,226)	-
Stock options exercised	28,080	(28,080)	-
Stock awards	4,192	(4,192)	-
Treasury stock purchases	(9,575)	9,575	-
Shares outstanding at end of year	16,002,899	96,657	16,099,556

2018
Shares outstanding at beginning of year	15,924,938	131,240	16,056,178
Restricted stock awards issued	7,370	(7,370)	-
Restricted stock awards forfeited	(23,901)	23,901	-
Stock options exercised	17,450	(17,450)	-
Stock awards	6,363	(6,363)	-
Treasury stock purchases	(3,622)	3,622	-
Shares outstanding at end of year	15,928,598	127,580	16,056,178

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(14.)	SHAREHOLDERS’ EQUITY (Continued)

Preferred Stock

Series A 3% Preferred Stock. There were 1,435 shares of Series A 3% preferred stock issued and outstanding as of December 31, 2019 and 2018. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.

Series B-1 8.48% Preferred Stock. There were 171,847 shares of Series B-1 8.48% preferred stock issued and outstanding as of December 31, 2019 and 2018. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(15.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
2019
Securities available for sale and transferred securities:
Change in unrealized gain (loss) during the year	$13,648	$3,456	$10,192
Reclassification adjustment for net gains included in net income (1)	(1,176)	(307)	(869)
Total securities available for sale and transferred securities	12,472	3,149	9,323
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	(327)	(85)	(242)
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	(879)	(303)	(576)
Amortization of net actuarial loss and prior service cost included in income	1,398	352	1,046
Total pension and post-retirement obligations	519	49	470
Other comprehensive income	$12,664	$3,113	$9,551

2018
Securities available for sale and transferred securities:
Change in unrealized gain (loss) during the year	$(6,547)	$(1,650)	$(4,897)
Reclassification adjustment for net gains included in net income (1)	539	136	403
Total securities available for sale and transferred securities	(6,008)	(1,514)	(4,494)
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	(369)	(93)	(276)
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	(6,823)	(1,721)	(5,102)
Amortization of net actuarial loss and prior service cost included in income	678	171	507
Total pension and post-retirement obligations	(6,145)	(1,550)	(4,595)
Other comprehensive loss	$(12,522)	$(3,157)	$(9,365)

2017
Securities available for sale and transferred securities:
Change in unrealized gain (loss) during the year	$1,841	$710	$1,131
Reclassification adjustment for net gains included in net income (1)	(1,103)	(426)	(677)
Total securities available for sale and transferred securities	738	284	454
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	-	-	-
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	1,460	563	897
Amortization of net actuarial loss and prior service cost included in income	1,115	431	684
Total pension and post-retirement obligations	2,575	994	1,581
Other comprehensive income	$3,313	$1,278	$2,035

(1)

Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(15.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(276)	$(7,769)	$(13,236)	$(21,281)
Reclassification adjustment for net gains included in net income	$-	$(681)	$(2,102)	(2,783)
Other comprehensive income (loss) before reclassifications	(242)	10,192	(576)	9,374
Amounts reclassified from accumulated other comprehensive income (loss)	-	(869)	1,046	177
Net current period other comprehensive loss	(242)	9,323	470	9,551
Balance at December 31, 2019	$(518)	$873	$(14,868)	$(14,513)

Balance at January 1, 2018	$-	$(3,275)	$(8,641)	$(11,916)
Other comprehensive income (loss) before reclassifications	(276)	(4,897)	(5,102)	(10,275)
Amounts reclassified from accumulated other comprehensive income (loss)	-	403	507	910
Net current period other comprehensive income	(276)	(4,494)	(4,595)	(9,365)
Balance at December 31, 2018	$(276)	$(7,769)	$(13,236)	$(21,281)

Balance at January 1, 2017	$-	$(3,729)	$(10,222)	$(13,951)
Other comprehensive income (loss) before reclassifications	-	1,131	897	2,028
Amounts reclassified from accumulated other comprehensive income (loss)	-	(677)	684	7
Net current period other comprehensive (loss) income	-	454	1,581	2,035
Balance at December 31, 2017	$-	$(3,275)	$(8,641)	$(11,916)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	2019	2018
Realized gain (loss) on sale of investment securities	$1,677	$(127)	Net gain (loss) on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(501)	(412)	Interest income
	1,176	(539)	Total before tax
	(307)	136	Income tax (expense) benefit
	869	(403)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	65	72	Salaries and employee benefits
Net actuarial losses (1)	(1,463)	(750)	Salaries and employee benefits
	(1,398)	(678)	Total before tax
	352	171	Income tax benefit
	(1,046)	(507)	Net of tax
Total reclassified for the period	$(177)	$(910)

(1)	These items are included in the computation of net periodic pension expense. See Note 19 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(16.)	SHARE-BASED COMPENSATION

The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders, that are administered by the Management Development and Compensation Committee (the “Compensation Committee”) of the Board. In May 2015, the Company’s shareholders approved the 2015 Long-Term Incentive Plan (the “2015 Plan”) to replace the 2009 Management Stock Incentive Plan and the 2009 Directors’ Stock Incentive Plan (collectively, the “2009 Plans”). A total of 438,076 shares transferred from the 2009 Plans were available for grant pursuant to the 2015 Plan. In addition, any shares subject to outstanding awards under the 2009 Plans that are canceled, expired, forfeited or otherwise not issued or are settled in cash will become available for future award grants under the 2015 Plan. As of December 31, 2019, there were approximately 216,000 shares available for grant under the 2015 Plan.

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

The Company awarded grants of restricted stock units to certain members of management during the year ended December 31, 2019. Fifty percent of the shares subject to each grant will be earned upon achievement of a return on average assets (“ROAA”) performance requirement for the Company’s fiscal year ended December 31, 2021. The remaining fifty percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrifts Index over a three-year performance period ended December 31, 2021. If earned at target level, members of management will receive up to 21,970 shares of our common stock in the aggregate, which will vest on February 26, 2022 assuming the recipient’s continuous service to the Company.

The grant-date fair value of the TSR performance award granted on February 26, 2019 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.84 years, (ii) risk free interest rate of 2.43%, (iii) expected dividend yield of 3.20% and (iv) expected stock price volatility over the expected term of the TSR performance award of 21.3%. The grant-date fair value of the TSR performance award granted on May 22, 2019 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.61 years, (ii) risk free interest rate of 2.18%, (iii) expected dividend yield of 3.60% and (iv) expected stock price volatility over the expected term of the TSR performance award of 22.0%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of the Company’s common stock on the date of grant.

The Company granted additional restricted stock units to management during the year ended December 31, 2019. These awards will vest after completion of a three-year service requirement. If earned, members of management will receive up to 54,476 shares of our common stock, in the aggregate. The average market price of the restricted stock units on the date of grant was $25.60.

During the year ended December 31, 2019, the Company granted a total of 8,226 restricted shares of common stock to non-employee directors, of which 4,113 shares vested immediately and 4,113 shares will vest after completion of a one-year service requirement. The weighted average market price of the restricted stock on the date of grant was $27.33. In addition, the Company issued a total of 4,192 shares of common stock in-lieu of cash for the annual retainer of three non-employee directors during the year ended December 31, 2019. The weighted average market price of the stock on the date of grant was $29.78.

The Company awarded grants of restricted stock units to certain members of management during the year ended December 31, 2018.  The awards will be earned based on the Company’s achievement of a TSR performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrifts Index over a one-year performance period ended December 31, 2021.  If earned at target level, members of management will receive up to 14,877 shares of our common stock in the aggregate, which will vest on February 27, 2022 assuming the recipient’s continuous service to the Company.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(16.)	SHARE-BASED COMPENSATION (Continued)

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

The grant-date fair value of the TSR portion of the performance award granted during the year ended December 31, 2017 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.85 years, (ii) risk free interest rate of 1.45%, (iii) expected dividend yield of 2.41% and (iv) expected stock price volatility over the expected term of the TSR performance award of 21.9%.  The grant-date fair value of all other restricted stock awards is equal to the closing market price of the Company’s common stock on the date of grant.

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

The restricted stock awards granted to the directors and the restricted stock units granted to management in 2019, 2018 and 2017 do not have rights to dividends or dividend equivalents.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(16.)	SHARE-BASED COMPENSATION (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2019, 2018 or 2017. There was no unrecognized compensation expense related to unvested stock options as of December 31, 2019. There was no stock option activity for the year ended December 31, 2019.

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the years ended December 31, 2018 and 2017 was $236 thousand and $297 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the years ended December 31, 2018 and 2017 was $320 thousand and $413 thousand, respectively. The tax benefits realized in connection with these stock option exercises were not significant.

The following is a summary of restricted stock award and restricted stock units activity for the year ended December 31, 2019:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	130,571	$28.04
Granted	84,672	26.18
Vested	(35,873)	25.91
Forfeited	(27,562)	26.44
Outstanding at end of period	151,808	$27.80

As of December 31, 2019, there was $2.0 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.0 years.

The Company amortizes the expense related to share-based compensation over the vesting period. Share-based compensation expense is recorded as a component of salaries and employee benefits in the consolidated statements of income for awards granted to management and as a component of other noninterest expense for awards granted to directors. The share-based compensation expense included in the statements on income for the years ended December 31 was as follows (in thousands):

	2019	2018	2017
Salaries and employee benefits	$1,175	$1,045	$927
Other noninterest expense	231	256	247
Total share-based compensation expense	$1,406	$1,301	$1,174

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(17.)	INCOME TAXES

The income tax expense for the years ended December 31 consisted of the following (in thousands):

	2019	2018	2017
Current tax expense (benefit):
Federal	$8,882	$19,351	$(3,031)
State	1,308	1,135	573
Total current tax expense (benefit)	10,190	20,486	(2,458)
Deferred tax expense (benefit):
Federal	280	(10,303)	12,297
State	89	(177)	106
Total deferred tax expense (benefit)	369	(10,480)	12,403
Total income tax expense	$10,559	$10,006	$9,945

Income tax expense differed from the statutory federal income tax rate for the years ended December 31 as follows:

	2019	2018	2017
Statutory federal tax rate	21.0%	21.0%	35.0%
Increase (decrease) resulting from:
Tax exempt interest income	(1.9)	(2.6)	(5.6)
Tax credits and adjustments	(3.0)	(0.3)	(6.7)
Non-taxable earnings on company owned life insurance	(0.6)	(0.8)	(1.4)
State taxes, net of federal tax benefit	1.9	1.5	1.1
Nondeductible expenses	0.2	0.2	0.3
Goodwill and contingent consideration adjustments	-	1.0	0.3
Other, net	0.2	0.2	(0.1)
Effective tax rate	17.8%	20.2%	22.9%

Total income tax expense (benefit) was as follows for the years ended December 31 (in thousands):

	2019	2018	2017
Income tax expense	$10,559	$10,006	$9,945
Shareholder’s equity	3,113	(3,156)	3,909

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

In 2019, the Company recognized the impact of its investments in partnerships that placed property in service during the year, which generated tax credits due to qualifying expenses.  At the time that a structure is placed into service, the Company is eligible for federal and New York State tax credits. See Note 1 for the Company’s accounting policy for income taxes and these tax credit investments.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(17.)	INCOME TAXES (Continued)

The Company’s net deferred tax asset (liability) is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	2019	2018
Deferred tax assets:
Allowance for loan losses	$7,810	$8,550
Deferred compensation	1,095	1,771
Investment in limited partnerships	1,191	660
SERP agreements	418	417
Interest on nonaccrual loans	191	106
Share-based compensation	586	541
Net unrealized loss on securities available for sale	-	2,848
Other	224	138
Gross deferred tax assets	11,515	15,031
Deferred tax liabilities:
Prepaid expenses	498	583
Prepaid pension costs	897	1,415
Intangible assets	2,643	2,581
Depreciation and amortization	1,961	2,096
Net unrealized gain on securities available for sale	301	-
Loan servicing assets	289	258
Other	550	240
Gross deferred tax liabilities	7,139	7,173
Net deferred tax asset	$4,376	$7,858

On December 22, 2017, the TCJ Act was signed into law which, among other items, reduces the federal statutory corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The TCJ Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, accelerated expensing of depreciable property for assets placed into service after September 27, 2017 and before 2023, limits on the deductibility of net interest expense, elimination of the corporate alternative minimum tax, limits on net operating loss carryforwards to 80% of taxable income, among other provisions.

Results for the fourth quarter and full year of 2017 were positively impacted by a $2.9 million reduction in income tax expense due to the TCJ Act, primarily driven by a revaluation adjustment to the net deferred tax liability.

Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. As such, no valuation allowance has been recorded as of December 31, 2019 or 2018.

The Company and its subsidiaries are primarily subject to federal and New York income taxes. The federal income tax years currently open for audits are 2016 through 2019. The New York income tax years currently open for audits are 2017 through 2019.

At December 31, 2019, the Company had no federal or New York net operating loss or tax credits carryforwards.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(17.)	INCOME TAXES (Continued)

The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2019, 2018 and 2017. There were no material interest or penalties recorded in the income statement in income tax expense for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018, there were no amounts accrued for interest or penalties related to uncertain tax positions.

(18.)	EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities.

	2019	2018	2017
Net income available to common shareholders	$47,401	$38,065	$32,064
Weighted average common shares outstanding:
Total shares issued	16,086	16,056	15,235
Unvested restricted stock awards	(4)	(8)	(47)
Treasury shares	(110)	(138)	(144)
Total basic weighted average common shares outstanding	15,972	15,910	15,044
Incremental shares from assumed:
Exercise of stock options	-	2	9
Vesting of restricted stock awards	59	44	32
Total diluted weighted average common shares outstanding	16,031	15,956	15,085

Basic earnings per common share	$2.97	$2.39	$2.13
Diluted earnings per common share	$2.96	$2.39	$2.13

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	-	-	-
Restricted stock awards	4	6	1
Total	4	6	1

There were no participating securities outstanding for the years ended December 2019, 2018 and 2017; therefore, the two-class method of calculating basic and diluted EPS was not applicable for the years presented.

(19.)	EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Agreements

The Company has non-qualified Supplemental Executive Retirement Agreements (“SERPs”) covering certain former executives. The unfunded liability related to the SERPs was $1.7 million at December 31, 2019 and 2018. SERP expense was $366 thousand, $215 thousand and $194 thousand for 2019, 2018 and 2017, respectively.

Defined Contribution Plan

Employees that meet specified eligibility conditions are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company is also permitted to make additional discretionary contributions, although no such additional discretionary contributions were made in 2019, 2018 or 2017.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(19.)	EMPLOYEE BENEFIT PLANS (Continued)

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

The following table provides a reconciliation of the Company’s changes in the Plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	2019	2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$69,574	$70,436
Service cost	3,207	3,346
Interest cost	2,777	2,387
Actuarial (gain) loss	11,993	(3,298)
Benefits paid and plan expenses	(3,223)	(3,297)
Projected benefit obligation at end of period	84,328	69,574
Change in plan assets:
Fair value of plan assets at beginning of period	75,188	83,348
Actual return on plan assets	15,862	(4,863)
Employer contributions	-	-
Benefits paid and plan expenses	(3,223)	(3,297)
Fair value of plan assets at end of period	87,827	75,188
Funded status at end of period	$3,499	$5,614

The accumulated benefit obligation was $76.8 million and $63.3 million at December 31, 2019 and 2018, respectively.

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company has no minimum required contribution for the 2020 fiscal year.

Estimated benefit payments under the Plan over the next ten years at December 31, 2019 are as follows (in thousands):

2020	$3,872
2021	3,475
2022	3,855
2023	4,127
2024	4,215
2025 - 2029	23,491

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(19.)	EMPLOYEE BENEFIT PLANS (Continued)

Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2019	2018	2017
Service cost	$3,207	$3,346	$3,140
Interest cost on projected benefit obligation	2,777	2,387	2,449
Expected return on plan assets	(4,736)	(5,284)	(4,775)
Amortization of unrecognized loss	1,445	725	1,142
Amortization of unrecognized prior service (credit) cost	-	(5)	17
Net periodic pension cost	$2,693	$1,169	$1,973

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2019	2018	2017
Weighted average discount rate	4.13%	3.49%	4.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return	6.50%	6.50%	6.50%

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2019	2018	2017
Weighted average discount rate	3.09%	4.13%	3.49%
Rate of compensation increase	3.00%	3.00%	3.00%

The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows.

The Plan’s overall investment strategy is to invest in a diversified portfolio while managing the variability between the assets and projected liabilities of underfunded pension plans. The Plan’s Board Members approved a migration (the “Migration”) of substantially all of the Plan’s assets to one fund, Commingled Pensions Trust Fund (LDI Diversified Balanced) of JPMorgan Chase Bank, N.A. (“JPMCB LDI Diversified Balanced Fund” or the “Fund”). The Board made the election in their December 2018 meeting and the Migration had an effective trade date of February 28, 2019. The Fund employs a liability driven investing (“LDI”) strategy for pension plans that are seeking a solution that is balanced between growth and hedging. The Bloomberg Barclays Long A U.S. Corporate Index, the Fund’s primary liability-performance benchmark, is used as a proxy for plan projected liabilities. The growth-oriented portion of the Fund invests in a mix of asset classes that the Fund’s Trustee believes will collectively maximize total risk-adjusted return through a combination of capital appreciation and income. This portion of the Fund will comprise between 35% and 90% of the portfolio and will invest directly or indirectly via underlying funds in a broad mix of global equity, credit, global fixed income, real estate and cash-plus strategies. The remaining portion of the Fund, between 10% and 65% of the portfolio, provides exposure to U.S. long duration fixed income and is used to minimize volatility relative to a plan’s projected liabilities. This portion of the Fund will invest directly or indirectly via underlying funds in investment grade corporate bonds and securities issued by the U.S. Treasury and its agencies or instrumentalities. The following table represents the Plan’s target asset allocation and actual asset allocation, respectively, as of December 31, 2019:

	Target	Actual
	Allocation	Allocation
Asset category:
Cash and cash equivalents	0.00%	0.00%
Equity securities	28.25	31.75
Fixed income securities	59.75	57.65
Alternative investments	12.00	10.60

Prior to the Migration, the Plan’s overall investment strategy was to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(19.)	EMPLOYEE BENEFIT PLANS (Continued)

The Plan had target asset allocations, based on asset categories, and actual asset allocations, respectively, as of December 31, 2018, as shown in the following table:

	Target	Actual
	Allocation	Allocation
Asset category:
Cash equivalents	0 – 20%	4.2%
Equity securities	40 – 60	46.1
Fixed income securities	40 – 60	45.8
Other financial instruments	0 – 5	3.9

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

The weighted average expected long-term rate of return is estimated based on current trends in the Plan’s assets as well as projected future rates of return on those assets.  Prior to the Migration, the Plan also leveraged reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27, “Selection of Economic Assumptions for Measuring Pension Obligations” for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The following assumptions were used in determining the long-term rate of return:

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(19.)	EMPLOYEE BENEFIT PLANS (Continued)

Prior to the Migration, the Plan prohibited its investment managers from purchasing any security greater than 5% of the portfolio at the time of purchase or greater than 8% at market value in any one issuer. The issuers of any security purchased must be located in a country in the Morgan Stanley Capital International World Index. In addition, the following are prohibited:

Equity securities	Short sales Unregistered stocks Margin purchases
Fixed income securities

Mortgage backed derivatives that have an inverse floating rate coupon or that are interest only securities

Any asset backed security that is not issued by the U.S. Government or its agencies or its instrumentalities

Generally, securities of less than Baa2/BBB quality may not be purchased

Securities of less than A-quality may not in the aggregate exceed 13% of the investment manager’s portfolio

An investment manager’s portfolio of commercial mortgage backed securities and asset backed securities shall not exceed 10% of the portfolio at the time of purchase

Other financial instruments	Unhedged currency exposure in countries not defined as “high income economies” by the World Bank

Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 20 - Fair Value Measurements).

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

With the exception of the commingled pension trust funds (“CPTF”), the Plan uses the Thomson Reuters Pricing Service to determine the fair value of equities securities and the pricing service of IDC Corporate USA to determine the fair value of fixed income securities.

The JP Morgan Chase Bank, N.A. (“JPMorgan”) CPTFs are valued utilizing the funds’ valuation policies set forth by JPMorgan’s asset management committee. Investments within CPTFs for which market quotations are readily available are valued at their market value. Investments within CPTFs for which market quotations are not readily available are fair valued by approved affiliated and/or unaffiliated pricing vendors, third-party broker-dealers or methodologies as approved by the fund’s governing committee. These methodologies may include the use of related or comparable assets or liabilities, recent transactions, market multiples, book values and other relevant information for the investment. An income-based valuation approach may be used in which the anticipated future cash flow of the invest are discounted to calculate fair value.

During the years ended December 31, 2019 and 2018, there were no transfers in or out of Levels 1, 2 or 3. In addition, there were no changes in valuation methodologies during the years ended December 31, 2019 and 2018.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(19.)	EMPLOYEE BENEFIT PLANS (Continued)

The following is a table of the pricing methodology and unobservable inputs for Level 3 investments at December 31, 2019 and 2018 used by JPMorgan in pricing CPTF:

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

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2019
Cash equivalents:
Cash (including foreign currencies)	$16	$-	$-	$16
Short term investment funds	-	1,829	-	1,829
Total cash equivalents	16	1,829	-	1,845
Equity securities:
Common stock	-	-	-	-
Depository receipts	-	-	-	-
Commingled pension trust funds	-	30,685	-	30,685
Preferred stock	-	-	-	-
Total equity securities	-	30,685	-	30,685
Fixed income securities:
Collateralized mortgage obligations	-	-	-	-
Commingled pension trust funds	-	49,566	-	49,566
Corporate bonds	-	5	-	5
GNMA	-	-	-	-
Government securities	-	-	-	-
Total fixed income securities	-	49,571	-	49,571
Other investments:
Commingled pension trust funds - Realty	-	5,726	-	5,726
Total Plan investments	$16	$87,811	$-	$87,827

At December 31, 2019, the portfolio was substantially managed by one investment firm, with control of approximately 98% of the Plan’s assets with the remaining 2% under the direct control of the Plan. A portfolio concentration of 98% in the JPMCB LDI Diversified Balanced Fund, a CPTF, existed at December 31, 2019.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(19.)	EMPLOYEE BENEFIT PLANS (Continued)

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2018
Cash equivalents:
Cash (including foreign currencies)	$28	$-	$-	$28
Short term investment funds	-	3,094	-	3,094
Total cash equivalents	28	3,094	-	3,122
Equity securities:
Common stock	11,931	-	-	11,931
Depository receipts	203	-	-	203
Commingled pension trust funds	-	22,468	-	22,468
Preferred stock	95	-	-	95
Total equity securities	12,229	22,468	-	34,697
Fixed income securities:
Collateralized mortgage obligations	-	750	-	750
Commingled pension trust funds	-	20,051	-	20,051
Corporate bonds	-	2,928	-	2,928
GNMA	-	144	-	144
Government securities	-	10,599	-	10,599
Mortgage backed securities	-	-	-	-
Total fixed income securities	-	34,472	-	34,472
Other investments:
Commingled pension trust funds - Realty	-	-	2,897	2,897
Total Plan investments	$12,257	$60,034	$2,897	$75,188

At December 31, 2018, the portfolio was managed by two investment firms, with control of the portfolio split approximately 62% and 36% under the control of the investment managers with the remaining 2% under the direct control of the Plan. A portfolio concentration in three commingled pension trust funds of 15%, 6% and 6%, respectively, existed at December 31, 2018.

The following table sets forth a summary of the changes in the Plan’s Level 3 assets for the years ended December 31, 2019 and 2018:

Level 3 assets, January 1, 2018	$2,641
Unrealized gain	256
Level 3 assets, December 31, 2018	2,897
Realized gain	881
Sales	(2,873)
Unrealized gain	(905)
Level 3 assets, December 31, 2019	$-

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(19.)	EMPLOYEE BENEFIT PLANS (Continued)

Postretirement Benefit Plan

An entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active employees who had already met the then-applicable age and service requirements under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. Retirees ages 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $110 thousand and $109 thousand as of December 31, 2019 and 2018, respectively. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of income was not significant for the years ended December 31, 2019, 2018 and 2017. The plan is not funded.

The components of accumulated other comprehensive loss related to the defined benefit plan and postretirement benefit plan as of December 31 are summarized below (in thousands):

	2019	2018
Defined benefit plan:
Net actuarial loss	$(19,894)	$(20,472)
Prior service credit (cost)	-	-
	(19,894)	(20,472)
Postretirement benefit plan:
Net actuarial loss	(133)	(139)
Prior service credit	37	102
	(96)	(37)
Total	(19,990)	(20,509)
Deferred tax benefit	5,122	7,273
Amounts included in accumulated other comprehensive loss	$(14,868)	$(13,236)

Changes in plan assets and benefit obligations recognized in other comprehensive income on a pre-tax basis during the years ended December 31 are as follows (in thousands):

	2019	2018
Defined benefit plan:
Net actuarial loss	$(867)	$(6,849)
Amortization of net loss	1,445	725
Amortization of prior service credit	-	(5)
	578	(6,129)
Postretirement benefit plan:
Net actuarial (loss) gain	(12)	26
Amortization of net loss	18	25
Amortization of prior service credit	(65)	(67)
	(59)	(16)
Total recognized in other comprehensive income	$519	$(6,145)

For the year ending December 31, 2020, the estimated net loss and prior service credit for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost is $1.3 million and $34 thousand, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(20.)	FAIR VALUE MEASUREMENTS

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(20.)	FAIR VALUE MEASUREMENTS (Continued)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(20.)	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2019
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$26,877	$-	$26,877
Mortgage-backed securities	-	391,040	-	391,040
Other assets:
Hedging derivative instruments	-	-	-	-
Fair value adjusted through comprehensive income	$-	$417,917	$-	$417,917
Other assets:
Derivative instruments – interest rate products	$-	$6,419	$-	$6,419
Derivative instruments – credit contracts	-	13	-	13
Derivative instruments – mortgage banking	-	119	-	119
Other liabilities:
Derivative instruments – interest rate products	-	(6,720)	-	(6,720)
Derivative instruments – credit contracts	-	(18)	-	(18)
Derivative instruments – mortgage banking	-	(7)	-	(7)
Fair value adjusted through net income	$-	$(194)	$-	$(194)

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$4,224	$-	$4,224
Collateral dependent impaired loans	-	-	3,630	3,630
Other assets:
Loan servicing rights	-	-	1,129	1,129
Other real estate owned	-	-	468	468
Total	$-	$4,224	$5,227	$9,451

There were no transfers between Levels 1 and 2 during the years ended December 31, 2019 and 2018. There were no liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2019 and 2018.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(20.)	FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2018
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$152,028	$-	$152,028
Mortgage-backed securities	-	293,649	-	293,649
Other assets:
Hedging derivative instruments	-	631	-	631
Fair value adjusted through comprehensive income	$-	$446,308	$-	$446,308
Other assets:
Derivative instruments – interest rate products	$-	$1,803	$-	$1,803
Derivative instruments – mortgage banking	-	83	-	83
Other liabilities:
Derivative instruments – interest rate products	-	(2,006)	-	(2,006)
Derivative instruments – credit contracts	-	(24)	-	(24)
Derivative instruments – mortgage banking	-	(27)	-	(27)
Fair value adjusted through net income	$-	$(171)	$-	$(171)

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$2,868	$-	$2,868
Collateral dependent impaired loans	-	-	2,872	2,872
Other assets:
Loan servicing rights	-	-	1,022	1,022
Other real estate owned	-	-	230	230
Total	$-	$2,868	$4,124	$6,992

There were no transfers between Levels 1 and 2 during the years ended December 31, 2018 and 2017. There were no liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2018 and 2017.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(20.)	FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$3,630	Appraisal of collateral (1)	Appraisal adjustments (2)	30% (3)
Loan servicing rights	$1,129	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	17.2% (3)
Other real estate owned	$468	Appraisal of collateral (1)	Appraisal adjustments (2)	29% (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the years ended December 31, 2019 and 2018.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(20.)	FAIR VALUE MEASUREMENTS (Continued)

The following presents the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of December 31(in thousands):

	Level in	2019		2018
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$112,947	$112,947	$102,755	$102,755
Securities available for sale	Level 2	417,917	417,917	445,677	445,677
Securities held to maturity	Level 2	359,000	363,259	446,581	439,581
Loans held for sale	Level 2	4,224	4,224	2,868	2,868
Loans	Level 2	3,186,875	3,201,814	3,049,812	3,006,161
Loans (1)	Level 3	3,630	3,630	2,872	2,872
Accrued interest receivable	Level 1	11,308	11,308	11,990	11,990
FHLB and FRB stock	Level 2	20,637	20,637	26,375	26,375
Derivative instruments – cash flow hedge	Level 2	-	-	631	631
Derivative instruments – interest rate products	Level 2	6,419	6,419	1,803	1,803
Derivative instruments – credit contracts	Level 2	13	13	-	-
Derivative instruments – mortgage banking	Level 2	119	119	83	83
Financial liabilities:
Non-maturity deposits	Level 1	2,375,486	2,375,486	2,346,839	2,346,839
Time deposits	Level 2	1,180,189	1,179,991	1,020,068	1,014,532
Short-term borrowings	Level 1	275,500	275,500	469,500	469,500
Long-term borrowings	Level 2	39,273	41,083	39,202	38,415
Accrued interest payable	Level 1	10,942	10,942	9,280	9,280
Derivative instruments – interest rate products	Level 2	6,720	6,720	2,006	2,006
Derivative instruments – credit contracts	Level 2	18	18	24	24
Derivative instruments – mortgage banking	Level 2	7	7	27	27

(1)	Comprised of collateral dependent impaired loans.
(21.)	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements pertaining only to the Parent are presented below (in thousands).

Condensed Statements of Financial Condition	December 31,
	2019	2018
Assets:
Cash and due from subsidiary	$7,172	$7,377
Investment in and receivables due from subsidiary	471,959	429,202
Other assets	3,992	6,199
Total assets	$483,123	$442,778
Liabilities and shareholders’ equity:
Long-term borrowings, net of issuance costs of $727 and $798, respectively	$39,273	$39,202
Other liabilities	4,903	7,283
Shareholders’ equity	438,947	396,293
Total liabilities and shareholders’ equity	$483,123	$442,778

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(21.)	PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Income	Years ended December 31,
	2019	2018	2017
Dividends from subsidiary and associated companies	$20,000	$20,000	$12,000
Management and service fees from subsidiaries	146	137	1,185
Other income	97	137	1,298
Total income	20,243	20,274	14,483
Interest expense	2,471	2,471	2,471
Operating expenses	3,073	4,156	4,249
Total expense	5,544	6,627	6,720
Income before income tax benefit and equity in undistributed earnings of subsidiary	14,699	13,647	7,763
Income tax benefit	596	1,745	1,817
Income before equity in undistributed earnings of subsidiary	15,295	15,392	9,580
Equity in undistributed earnings of subsidiary	33,567	24,134	23,946
Net income	$48,862	$39,526	$33,526

Condensed Statements of Cash Flows	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$48,862	$39,526	$33,526
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(33,567)	(24,134)	(23,946)
Depreciation and amortization	153	152	149
Share-based compensation	1,406	1,301	1,174
Decrease (increase) in other assets	2,243	(175)	(1,673)
(Decrease) increase in other liabilities	(1,407)	1,548	(1,211)
Net cash provided by operating activities	17,690	18,218	8,019
Cash flows from investing activities:
Capital investment in subsidiaries	(350)	(803)	(38,405)
Purchase of premises and equipment	8	(19)	(44)
Net cash paid for acquisition	-	(4,503)	-
Net cash used in investing activities	(342)	(5,325)	(38,449)
Cash flows from financing activities:
Proceeds from issuance of common shares	-	-	38,303
Purchase of preferred and common shares	(293)	(114)	(157)
Proceeds from stock options exercised	-	320	413
Dividends paid	(17,260)	(16,409)	(13,958)
Other	-	-	-
Net cash (used in) provided by financing activities	(17,553)	(16,203)	24,601
Net decrease in cash and cash equivalents	(205)	(3,310)	(5,829)
Cash and cash equivalents as of beginning of year	7,377	10,687	16,516
Cash and cash equivalents as of end of the year	$7,172	$7,377	$10,687

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(22.)	SEGMENT REPORTING

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

The following table presents information regarding the Company’s business segments as of the dates indicated (in thousands).

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
December 31, 2019
Goodwill	$48,536	$17,526	$-	$66,062
Other intangible assets, net	98	8,763	-	8,861
Total assets	4,346,615	36,733	830	4,384,178

December 31, 2018
Goodwill	$48,536	$17,526	$-	$66,062
Other intangible assets, net	213	9,898	-	10,111
Total assets	4,272,439	35,975	3,284	4,311,698

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(22.)	SEGMENT REPORTING (Continued)

The following table presents information regarding the Company’s business segments for the periods indicated (in thousands).

	Banking	Non- Banking (1)	Holding Company and Other	Consolidated Totals
Year ended December 31, 2019
Net interest income (expense)	$132,383	$-	$(2,471)	$129,912
Provision for loan losses	(8,044)	-	-	(8,044)
Noninterest income	29,390	11,694	(703)	40,381
Noninterest expense	(88,801)	(11,899)	(2,128)	(102,828)
Income (loss) before income taxes	64,928	(205)	(5,302)	59,421
Income tax (expense) benefit	(11,190)	33	598	(10,559)
Net income (loss)	$53,738	$(172)	$(4,704)	$48,862

Year ended December 31, 2018
Net interest income (expense)	$125,334	$-	$(2,470)	$122,864
Provision for loan losses	(8,934)	-	-	(8,934)
Noninterest income	26,295	10,780	(597)	36,478
Noninterest expense (2)	(84,927)	(12,663)	(3,286)	(100,876)
Income (loss) before income taxes	57,768	(1,883)	(6,353)	49,532
Income tax (expense) benefit	(11,622)	(129)	1,745	(10,006)
Net income (loss)	$46,146	$(2,012)	$(4,608)	$39,526

Year ended December 31, 2017
Net interest income (expense)	$115,086	$-	$(2,471)	$112,615
Provision for loan losses	(13,361)	-	-	(13,361)
Noninterest income	24,921	9,172	637	34,730
Noninterest expense (2)	(78,845)	(9,264)	(2,404)	(90,513)
Income (loss) before income taxes	47,801	(92)	(4,238)	43,471
Income tax (expense) benefit	(12,253)	491	1,817	(9,945)
Net income (loss)	$35,548	$399	$(2,421)	$33,526

(1)	Reflects activity from the acquisition of the assets of Robshaw & Julian since August 31, 2017 (the date of acquisition) and from HNP Capital since June 1, 2018 (the date of acquisition).
(2)	Non-Banking segment includes SDN reporting unit goodwill impairment of $2.4 and $1.6 million for the years ended December 31, 2018 and 2017, respectively.

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

Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2019, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

RSM US LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2019 which are included in this Annual Report on Form 10-K, and has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The Report of the Independent Registered Public Accounting Firm that attests the effectiveness of internal control over financial reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Proposal 1 - Election of Directors,” “Business Experience and Qualification of Directors” and “Our Executive Officers” is incorporated herein by reference.

Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Committees of the Board” in the 2020 Proxy Statement and is incorporated herein by reference.

Information concerning the Company’s Code of Business Conduct and Ethics is set forth under the caption “Code of Ethics” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2020 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Management Development and Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Management Development and Compensation Committee Report” is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in the 2020 Proxy Statement under the heading “Beneficial Owners of Common Shares” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2019, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
		Weighted average	remaining for future
	Number of securities to	exercise price	issuance under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan Category	(a)	(b) (1)	(c)
Equity compensation plans approved by shareholders	147,695 (1)	$-	216,109
Equity compensation plans not approved by shareholders	-	$-	-

(1)

Comprised of restricted stock units granted under our 2015 Plan. See Note 16, Share-Based Compensation, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details. All restricted stock units are excluded from the weighted average exercise price column.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, the information set forth in the 2020 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Director Independence and Qualifications” is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in the 2020 Proxy Statement under the heading “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K.

(b)	EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
3.2	Amended and Restated Bylaws of Financial Institutions, Inc.	Incorporated by reference to Exhibit 3.1 of the Form 8-K, dated June 25, 2019
4.1	Subordinated Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated April 15, 2015
4.2	First Supplemental Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.3	Form of Global Note to represent the 6.00% Fixed-to-Floating Rate Subordinated Notes due April 15, 2030	Incorporated by reference to Exhibit A of Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.4	Description of the Company’s Securities	Filed Herewith
10.1	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 26, 2008
10.2	Amendment to Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 3, 2010
10.3	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012
10.4	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2014, dated August 5, 2014
10.5	Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.6	Form of Director Annual Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.7	Form of Director “In Lieu of Cash Fees” Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.8	Form of Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.4 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.9	Form of Performance Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.5 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.10	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.11	Form of Performance Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.12	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 30, 2016

10.13	Amended and Restated Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 4, 2017
10.14	Amended and Restated Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and Kevin B. Klotzbach	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated May 4, 2017
10.15	Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and Jeffrey P. Kenefick	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated May 4, 2017
10.16	Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and William L. Kreienberg	Incorporated by reference to Exhibit 10.5 of the Form 8-K, dated May 4, 2017
10.17	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Kevin B. Klotzbach dated June 26, 2018	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2018, dated August 8, 2018
21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP	Filed Herewith
23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP	Filed Herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

All material agreements consist of management contracts, compensatory plans or arrangements.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

March 4, 2020	By:	/s/ Martin K. Birmingham
Martin K. Birmingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Martin K. Birmingham	Director, President and Chief Executive Officer	March 4, 2020
Martin K. Birmingham	(Principal Executive Officer)

/s/ Justin K. Bigham	Executive Vice President and Chief Financial Officer	March 4, 2020
Justin K. Bigham	(Principal Financial Officer)

/s/ Sonia M. Dumbleton	Senior Vice President and Controller	March 4, 2020
Sonia M. Dumbleton	(Principal Accounting Officer)

/s/ Karl V. Anderson, Jr.	Director	March 4, 2020
Karl V. Anderson, Jr.

/s/ Donald K. Boswell	Director	March 4, 2020
Donald K. Boswell

/s/ Dawn H. Burlew	Director	March 4, 2020
Dawn H. Burlew

/s/ Andrew W. Dorn, Jr.	Director	March 4, 2020
Andrew W. Dorn, Jr.

/s/ Robert M. Glaser	Director	March 4, 2020
Robert M. Glaser

/s/ Samuel M. Gullo	Director	March 4, 2020
Samuel M. Gullo

/s/ Susan R. Holliday	Director, Vice-Chair	March 4, 2020
Susan R. Holliday

/s/ Robert N. Latella	Director, Chair	March 4, 2020
Robert N. Latella

/s/ Kim E. VanGelder	Director	March 4, 2020
Kim E. VanGelder