Form 10-Q
period 2020-03-31
FINANCIAL INSTITUTIONS INC
filed 2020-05-08
CIK 862831

0.21

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2020

or

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

The registrant had 16,019,384 shares of Common Stock, $0.01 par value, outstanding as of May 1, 2020.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$152,168	$112,947
Securities available for sale, at fair value	444,845	417,917
Securities held to maturity, at amortized cost (net of allowance for credit losses of $13 and $0, respectively) (fair value of $354,571 and $363,259, respectively)	346,239	359,000
Loans held for sale	3,822	4,224
Loans (net of allowance for credit losses of $43,356 and $30,482, respectively)	3,193,871	3,190,505
Company owned life insurance	69,414	68,942
Premises and equipment, net	41,426	41,424
Goodwill and other intangible assets, net	74,629	74,923
Other assets	145,354	114,296
Total assets	$4,471,768	$4,384,178
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$732,917	$707,752
Interest-bearing demand	724,670	627,842
Savings and money market	1,270,253	1,039,892
Time deposits	1,059,345	1,180,189
Total deposits	3,787,185	3,555,675
Short-term borrowings	109,500	275,500
Long-term borrowings, net of issuance costs of $709 and $727, respectively	39,291	39,273
Other liabilities	96,399	74,783
Total liabilities	4,032,375	3,945,231
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,847 shares issued	17,185	17,185
Total preferred equity	17,328	17,328
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	124,445	124,582
Retained earnings	301,243	313,364
Accumulated other comprehensive loss	(2,082)	(14,513)
Treasury stock, at cost – 80,172 and 96,657 shares, respectively	(1,702)	(1,975)
Total shareholders’ equity	439,393	438,947
Total liabilities and shareholders’ equity	$4,471,768	$4,384,178

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	2020	2019
Interest income:
Interest and fees on loans	$36,860	$36,466
Interest and dividends on investment securities	4,582	4,946
Other interest income	211	102
Total interest income	41,653	41,514
Interest expense:
Deposits	7,019	6,799
Short-term borrowings	892	2,305
Long-term borrowings	618	618
Total interest expense	8,529	9,722
Net interest income	33,124	31,792
Provision for credit losses	13,915	1,193
Net interest income after provision for credit losses	19,209	30,599
Noninterest income:
Service charges on deposits	1,587	1,680
Insurance income	1,349	1,378
ATM and debit card	1,602	1,443
Investment advisory	2,246	2,216
Company owned life insurance	465	410
Investments in limited partnerships	213	232
Loan servicing	7	110
Income from derivative instruments, net	746	168
Net gain on sale of loans held for sale	304	182
Net gain (loss) on investment securities	221	(53)
Net gain on other assets	64	49
Loss on tax credit investments	(40)	-
Other	1,198	1,305
Total noninterest income	9,962	9,120
Noninterest expense:
Salaries and employee benefits	15,014	14,001
Occupancy and equipment	3,756	3,473
Professional services	2,152	1,158
Computer and data processing	2,673	2,336
Supplies and postage	553	534
FDIC assessments	372	512
Advertising and promotions	555	520
Amortization of intangibles	294	323
Other	2,353	2,314
Total noninterest expense	27,722	25,171
Income before income taxes	1,449	14,548
Income tax expense	322	3,027
Net income	$1,127	$11,521
Preferred stock dividends	365	365
Net income available to common shareholders	$762	$11,156
Earnings per common share (Note 2):
Basic	$0.05	$0.70
Diluted	$0.05	$0.70
Cash dividends declared per common share	$0.26	$0.25

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2020	2019
Net income	$1,127	$11,521
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	12,106	5,503
Hedging derivative instruments	91	(254)
Pension and post-retirement obligations	234	261
Total other comprehensive income, net of tax	12,431	5,510
Comprehensive income	$13,558	$17,031

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2020 and 2019

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2019	$17,328	$161	$124,582	$313,364	$(14,513)	$(1,975)	$438,947
Cumulative-effect adjustment	—	—	—	(8,719)	—	—	(8,719)
Balance at January 1, 2020	$17,328	$161	$124,582	$304,645	$(14,513)	$(1,975)	$430,228
Comprehensive income:
Net income	—	—	—	1,127	—	—	1,127
Other comprehensive income, net of tax	—	—	—	—	12,431	—	12,431
Purchases of common stock for treasury	—	—	—	—	—	(196)	(196)
Share-based compensation plans:
Share-based compensation	—	—	332	—	—	—	332
Restricted stock units released	—	—	(469)	—	—	469	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.26 per share	—	—	—	(4,164)	—	—	(4,164)
Balance at March 31, 2020	$17,328	$161	$124,445	$301,243	$(2,082)	$(1,702)	$439,393

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three months ended March 31, 2020 and 2019

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2018	$17,328	$161	$122,704	$279,867	$(21,281)	$(2,486)	$396,293
Cumulative-effect adjustment	—	—	—	(710)	—	—	(710)
Balance at January 1, 2019	$17,328	$161	$122,704	$279,157	$(21,281)	$(2,486)	$395,583
Comprehensive income:
Net income	—	—	—	11,521	—	—	11,521
Other comprehensive income, net of tax	—	—	—	—	5,510	—	5,510
Reclassification of income tax effects	—	—	—	2,783	(2,783)	—	—
Purchases of common stock for treasury	—	—	—	—	—	(193)	(193)
Share-based compensation plans:
Share-based compensation	—	—	182	—	—	—	182
Restricted stock units released	—	—	(362)	—	—	362	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.25 per share	—	—	—	(3,985)	—	—	(3,985)
Balance at March 31, 2019	$17,328	$161	$122,524	$289,111	$(18,554)	$(2,317)	$408,253

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,127	$11,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,973	2,103
Net amortization of premiums on securities	562	528
Provision for credit losses	13,915	1,193
Share-based compensation	332	182
Deferred income tax expense (benefit)	(276)	951
Proceeds from sale of loans held for sale	9,934	5,992
Originations of loans held for sale	(9,228)	(5,011)
Income on company owned life insurance	(465)	(410)
Net gain on sale of loans held for sale	(304)	(182)
Net (gain) loss on investment securities	(221)	53
Net gain on other assets	(64)	(49)
(Increase) decrease in other assets	(31,708)	1,471
Increase (decrease) in other liabilities	18,745	(2,984)
Net cash provided by operating activities	4,322	15,358
Cash flows from investing activities:
Purchases of available for sale securities	(44,812)	(7,681)
Purchases of held to maturity securities	(1,364)	(4,466)
Proceeds from principal payments, maturities and calls on available for sale securities	13,847	25,390
Proceeds from principal payments, maturities and calls on held to maturity securities	13,827	12,842
Proceeds from sales of securities available for sale	20,257	4,948
Net loan originations	(27,029)	(24,361)
Purchases of company owned life insurance, net of proceeds received	(7)	(24)
Proceeds from sales of other assets	427	250
Purchases of premises and equipment	(1,196)	(575)
Net cash (used in) provided by investing activities	(26,050)	6,323
Cash flows from financing activities:
Net increase in deposits	231,510	141,930
Net decrease in short-term borrowings	(166,000)	(182,200)
Purchases of common stock for treasury	(196)	(193)
Cash dividends paid to common and preferred shareholders	(4,365)	(4,187)
Net cash provided (used in) by financing activities	60,949	(44,650)
Net increase (decrease) in cash and cash equivalents	39,221	(22,969)
Cash and cash equivalents, beginning of period	112,947	102,755
Cash and cash equivalents, end of period	$152,168	$79,786

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

Allowance for Credit Losses

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. Topic 326 eliminates the probable initial recognition threshold in current GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The Company adopted ASU 2016-13 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net reduction of retained earnings of $8.7 million upon adoption. The transition adjustment includes an increase in credit-related reserves of $9.6 million, $14 thousand, and $2.1 million for loans, held to maturity investment securities and unfunded commitments, respectively, net of the corresponding increase in deferred tax assets of $3.0 million.

The allowance for credit losses is evaluated on a regular basis and established through charges to earnings in the form of a provision for credit losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

a.	Portfolio Segmentation (“Pooled Loans”)

Portfolio segmentation is defined as the pooling of loans based upon similar risk characteristics such that quantitative methodologies and qualitative adjustment factors for estimating the allowance for credit losses is constructed for each segment.  The Company has identified six portfolio segments of loans including Commercial Loans/Lines, Commercial Mortgage, Indirect Loans, Direct Loans, Residential Lines of Credit, and Residential Loans

The allowance for credit losses for Pooled Loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information.  Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s Loan Review function.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
b.	Individually Evaluated Loans

The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, troubled debt restructurings (“TDRs”), and other loans deemed appropriate by management.

c.	Held to Maturity (“HTM”) Debt Securities

The Company’s HTM debt securities are also required to utilize the current expected credit losses approach to estimate expected credit losses. The Company’s HTM debt securities included securities that are issued by U.S. government or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  The Company also carries a portfolio of HTM municipal bonds. The Company measures its allowance for credit losses on HTM debt securities on a collective basis by major security type. The estimate is based on historical credit losses, if any, adjusted for current conditions and reasonable and supportable forecasts. The Company considers the nature of the collateral, potential future changes in collateral values and available loss information.

d.	Available for Sale (“AFS”) Debt Securities

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

e.	Accrued Interest Receivable

Upon adoption of ASU 2016-13 and its related amendments on January 1, 2020, the Company made the following elections regarding accrued interest receivable:

•	Presenting accrued interest receivable balances separately within another line item on the statement of financial condition.
•	Excluding accrued interest receivable that is included in the amortized cost of financing receivables and debt securities from related disclosure requirements.
•

Continuing our policy to write off accrued interest receivable by reversing interest income. For commercial loans, the write off typically occurs upon becoming 90 days past due. For consumer loans, the write off typically occurs upon becoming 120 days past due. Historically, the Company has not experienced uncollectible accrued interest receivable on its investment securities. However, the Company would generally write off accrued interest receivable by reversing interest income if the Company does not reasonably expect to receive payments. Due to the timely manner in which accrued interest receivables are written off, the amounts of such write offs are immaterial.

•

Not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner, as described above.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.	Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized as a provision for credit loss expense in the consolidated statements of income. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings are based on historical averages of funding rates (i.e., the likelihood of draws taken). To estimate future fundings on unfunded balances, current funding rates are compared to historical funding rates.

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy, including our operating footprint of Western and Central New York. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications - The CARES Act provides that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.

•

Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.

•

Mortgage Forbearance - Under the CARES Act, through the earlier of December 31, 2020, or the termination date of the COVID-19 national emergency, a borrower with a federally backed mortgage loan that is experiencing financial hardship due to COVID-19 may request a forbearance.

Also, in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment.

•

Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.

•	Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

Effective March 23, 2020, for consumer customers, the Bank will be waiving early CD penalty fees for withdrawals up to $20,000 (limited to one penalty-free withdrawal per CD account); eliminating all insufficient funds (overdrafts) and returned item fees; eliminating all Pay by Phone fees; waiving all late fees; offering the opportunity for monthly mortgage, home equity loan or home equity line payment relief; offering the opportunity to defer unsecured consumer loans or lines of credit and secured consumer loans and lines of credit payments; and offering unsecured personal loans up to $5,000, up to 60 months at 2.95% APR subject to credit approval (additional terms and conditions may apply).

Business customers are being faced with challenging and unique circumstances. The Bank’s relationship bankers are highly skilled in providing tailored financial solutions designed to meet the specific, individual needs of each business and they are actively reaching out to each business customer to understand how the Bank can help, given each unique business circumstance.

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

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates relate to the determination of the allowance for credit losses, the carrying value of goodwill and deferred tax assets, and assumptions used in the defined benefit pension plan accounting.

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the three months ended March 31 (in thousands):

	2020	2019
Supplemental information:
Cash paid for interest	$8,418	$8,524
Cash paid for income taxes	1,000	1,248
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	646	—
Accrued and declared unpaid dividends	4,259	4,350
Decrease in net unsettled security purchases	—	1,473

Recent Accounting Pronouncements

In April 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies that the reclassification of a debt security from Held to Maturity (“HTM”) to Available for Sale (“AFS”) under the transition guidance in ASU No. 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities, would not (1) call into question the classification of other HTM securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities. The Company did not reclassify any securities from HTM to AFS upon adoption of ASU 2017-12. The Company elected to early adopt the amendments to Topic 815 in December 2019, resulting in the reclassification of $26.2 million of qualified investment securities from HTM to AFS. With respect to Topic 326, Financial Instruments - Credit Losses, ASU 2019-04 clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to Topic 825, Financial Instruments, on recognizing and measuring financial instruments, ASU 2019-04 addresses the scope of the guidance, the requirement for remeasurement under ASC 820 (Fair Value Measurement) when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. The amendments to Topic 326 and the amendments to Topic 825, under ASU 2019-04, were adopted as of January 1, 2020 and did not have a significant impact on the Company’s financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.)EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended March 31,
	2020	2019
Net income available to common shareholders	$762	$11,156
Weighted average common shares outstanding:
Total shares issued	16,100	16,056
Unvested restricted stock awards	(4)	(3)
Treasury shares	(90)	(123)
Total basic weighted average common shares outstanding	16,006	15,930
Incremental shares from assumed:
Exercise of stock options	—	—
Vesting of restricted stock awards	63	48
Total diluted weighted average common shares outstanding	16,069	15,978
Basic earnings per common share	$0.05	$0.70
Diluted earnings per common share	$0.05	$0.70

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	—	—
Restricted stock awards	2	10
Total	2	10

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.)INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2020
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$9,587	$492	$—	$10,079
Mortgage-backed securities:
Federal National Mortgage Association	284,725	14,302	217	298,810
Federal Home Loan Mortgage Corporation	83,977	2,597	—	86,574
Government National Mortgage Association	20,271	338	165	20,444
Collateralized mortgage obligations:
Federal National Mortgage Association	23,182	530	36	23,676
Federal Home Loan Mortgage Corporation	4,808	—	48	4,760
Privately issued	—	502	—	502
Total mortgage-backed securities	416,963	18,269	466	434,766
Total available for sale securities	$426,550	$18,761	$466	$444,845
Securities held to maturity:
State and political subdivisions	$187,401	$2,797	$3	$190,195
Mortgage-backed securities:
Federal National Mortgage Association	11,908	530	—	12,438
Federal Home Loan Mortgage Corporation	6,703	245	—	6,948
Government National Mortgage Association	43,727	1,313	—	45,040
Collateralized mortgage obligations:
Federal National Mortgage Association	39,216	1,263	—	40,479
Federal Home Loan Mortgage Corporation	46,854	1,855	—	48,709
Government National Mortgage Association	10,443	319	—	10,762
Total mortgage-backed securities	158,851	5,525	—	164,376
Total held to maturity securities	346,252	$8,322	$3	$354,571
Allowance for credit losses - securities	(13)
Total held to maturity securities, net	$346,239
December 31, 2019
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$26,440	$437	$—	$26,877
Mortgage-backed securities:
Federal National Mortgage Association	293,873	2,263	1,380	294,756
Federal Home Loan Mortgage Corporation	52,733	318	172	52,879
Government National Mortgage Association	14,065	60	4	14,121
Collateralized mortgage obligations:
Federal National Mortgage Association	23,834	—	57	23,777
Federal Home Loan Mortgage Corporation	4,907	—	18	4,889
Privately issued	—	618	—	618
Total mortgage-backed securities	389,412	3,259	1,631	391,040
Total available for sale securities	$415,852	$3,696	$1,631	$417,917

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.)INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019 (continued)
Securities held to maturity:
State and political subdivisions	$192,215	$3,803	$—	$196,018
Mortgage-backed securities:
Federal National Mortgage Association	12,049	227	6	12,270
Federal Home Loan Mortgage Corporation	6,995	77	47	7,025
Government National Mortgage Association	45,758	306	128	45,936
Collateralized mortgage obligations:
Federal National Mortgage Association	41,561	150	256	41,455
Federal Home Loan Mortgage Corporation	49,389	307	103	49,593
Government National Mortgage Association	11,033	12	83	10,962
Total mortgage-backed securities	166,785	1,079	623	167,241
Total held to maturity securities	$359,000	$4,882	$623	$363,259

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS debt securities, AIR totaled $1.0 million as of March 31, 2020 and December 31, 2019. For HTM debt securities, AIR totaled $1.7 million and $1.2 million as of March 31, 2020 and December 31, 2019, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

Investment securities with a total fair value of $660.1 million and $676.9 million at March 31, 2020 and December 31, 2019, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Proceeds from sales	$20,257	$4,948
Gross realized gains	230	—
Gross realized losses	9	53

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2020 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$-	$-
Due from one to five years	49,466	51,454
Due after five years through ten years	160,496	170,193
Due after ten years	216,588	223,198
Total available for sale securities	$426,550	$444,845
Debt securities held to maturity:
Due in one year or less	$54,240	$54,455
Due from one to five years	121,443	123,697
Due after five years through ten years	32,208	33,278
Due after ten years	138,361	143,141
Total held to maturity securities	$346,252	$354,571

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.)INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2020
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
Federal National Mortgage Association	5,502	217	—	—	5,502	217
Federal Home Loan Mortgage Corporation	—	—	—	—	—	—
Government National Mortgage Association	5,681	165	—	—	5,681	165
Collateralized mortgage obligations:
Federal National Mortgage Association	3,808	36	8	—	3,816	36
Federal Home Loan Mortgage Corporation	4,761	48	—	—	4,761	48
Total mortgage-backed securities	19,752	466	8	—	19,760	466
Total available for sale securities	19,752	466	8	—	19,760	466
Total temporarily impaired securities	$19,752	$466	$8	$-	$19,760	$466
December 31, 2019
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
Federal National Mortgage Association	104,634	1,277	7,196	103	111,830	1,380
Federal Home Loan Mortgage Corporation	10,347	11	9,409	161	19,756	172
Government National Mortgage Association	533	4	—	—	533	4
Collateralized mortgage obligations:
Federal National Mortgage Association	8,803	57	8	—	8,811	57
Federal Home Loan Mortgage Corporation	4,889	18	0	—	4,889	18
Total mortgage-backed securities	129,206	1,367	16,613	264	145,819	1,631
Total available for sale securities	129,206	1,367	16,613	264	145,819	1,631
Securities held to maturity:
State and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities:
Federal National Mortgage Association	2,388	6	—	—	2,388	6
Federal Home Loan Mortgage Corporation	2,967	19	2,598	28	5,565	47
Government National Mortgage Association	11,155	61	5,625	67	16,780	128
Collateralized mortgage obligations:
Federal National Mortgage Association	9,120	40	13,486	216	22,606	256
Federal Home Loan Mortgage Corporation	15,127	30	7,988	73	23,115	103
Government National Mortgage Association	8,760	72	892	11	9,652	83
Total mortgage-backed securities	49,517	228	30,589	395	80,106	623
Total held to maturity securities	49,517	228	30,589	395	80,106	623
Total temporarily impaired securities	$178,723	$1,595	$47,202	$659	$225,925	$2,254

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.)	INVESTMENT SECURITIES (Continued)

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2020 was six compared to 91 at December 31, 2019. At March 31, 2020, the Company had positions in one investment security with a fair value of $8 thousand and a total unrealized loss of less than $1 thousand that has been in a continuous unrealized loss position for more than 12 months. At March 31, 2020, there were a total of five securities positions in the Company’s investment portfolio with a fair value of $19.8 million and a total unrealized loss of $466 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2019, the Company had positions in 34 investment securities with a fair value of $47.2 million and a total unrealized loss of $659 thousand that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2019, there were a total of 57 securities positions in the Company’s investment portfolio with a fair value of $178.7 million and a total unrealized loss of $1.6 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of March 31, 2020, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Securities Held to Maturity

The Company’s HTM investment securities include debt securities that are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  In addition, the Company’s HTM investment securities include debt securities that are issued by state and local government agencies, or municipal bonds.

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures.  This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating.  This number is then converted into a letter rating to better match the system used by the credit rating agencies.  As of March 31, 2020, $180.0 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $7.1 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating.  Additionally, one municipal bond is rated below investment grade, with a BB- Standard & Poor’s equivalent rating.  The below investment grade bond represents exposure of $278 thousand, or 0.15% of the municipal bond portfolio and is closely monitored for repayment.

As of March 31, 2020, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
March 31, 2020
Commercial business	$587,903	$965	$588,868
Commercial mortgage	1,109,344	(1,968)	1,107,376
Residential real estate loans	567,714	12,086	579,800
Residential real estate lines	98,996	3,117	102,113
Consumer indirect	815,969	27,699	843,668
Other consumer	15,249	153	15,402
Total	$3,195,175	$42,052	3,237,227
Allowance for credit losses - loans			(43,356)
Total loans, net			$3,193,871
December 31, 2019
Commercial business	$571,222	$818	$572,040
Commercial mortgage	1,108,315	(2,032)	1,106,283
Residential real estate loans	560,717	11,633	572,350
Residential real estate lines	101,048	3,070	104,118
Consumer indirect	822,179	27,873	850,052
Other consumer	15,984	160	16,144
Total	$3,179,465	$41,522	3,220,987
Allowance for credit losses - loans			(30,482)
Total loans, net			$3,190,505

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $3.8 million and $4.2 million as of March 31, 2020 and December 31, 2019, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2020 and December 31, 2019, AIR for loans totaled $9.4 million and $9.1 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
March 31, 2020
Commercial business	$234	$55	$—	$289	$5,507	$582,107	$587,903	$4,531
Commercial mortgage	8,476	—	—	8,476	2,984	1,097,884	1,109,344	824
Residential real estate loans	2,997	1	—	2,998	1,971	562,745	567,714	1,971
Residential real estate lines	233	3	—	236	143	98,617	98,996	143
Consumer indirect	7,127	684	—	7,811	1,777	806,381	815,969	1,777
Other consumer	98	20	2	120	—	15,129	15,249	-
Total loans, gross	$19,165	$763	$2	$19,930	$12,382	$3,162,863	$3,195,175	$9,246
December 31, 2019
Commercial business	$361	$—	$—	$361	$1,177	$569,684	$571,222
Commercial mortgage	531	—	—	531	3,146	1,104,638	1,108,315
Residential real estate loans	929	114	—	1,043	2,484	557,190	560,717
Residential real estate lines	231	37	—	268	102	100,678	101,048
Consumer indirect	3,729	1,019	—	4,748	1,725	815,706	822,179
Other consumer	116	8	6	130	—	15,854	15,984
Total loans, gross	$5,897	$1,178	$6	$7,081	$8,634	$3,163,750	$3,179,465

There were no loans past due greater than 90 days and still accruing interest as of March 31, 2020 and December 31, 2019. There were $2 thousand and $6 thousand in consumer overdrafts which were past due greater than 90 days as of March 31, 2020 and December 31, 2019, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

The Company recognized no interest income on nonaccrual loans during the three months ended March 31, 2020 and 2019.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)LOANS (Continued)

Troubled Debt Restructurings

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. Commercial loans modified in a TDR may involve temporary interest-only payments, term extensions, reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, collateral concessions, forgiveness of principal, forbearance agreements, or substituting or adding a new borrower or guarantor.

The following presents, by loan class, information related to loans modified in a TDR during the three months ended March 31, 2020 and 2019:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
March 31, 2020
Commercial business	1	$11,898	$11,898
Total	1	$11,898	$11,898

March 31, 2019
Commercial business	—	$—	$—
Total	—	$—	$—

The loan restructured during the three months ended March 31, 2020 was on nonaccrual status at the end of the period, with the modifications primarily related to collateral concessions. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time.  The TDR classifications did not have a material impact on the Company’s determination of the allowance for credit losses – loans because the modified loans were evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the three months ended March 31, 2020 and 2019. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of March 31, 2020 (in thousands):

	Collateral type
	Business assets	Real property	Total
March 31, 2020
Commercial business	$2,974	$4,571	$7,545
Commercial mortgage	—	5,418	5,418
Total	$2,974	$9,989	$12,963

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)LOANS (Continued)

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2020
Commercial Business
Uncriticized	$44,451	$120,112	$99,167	$67,821	$15,277	$26,344	$195,088	$—	$568,260
Special mention	—	2,706	231	1,688	218	181	4,284	—	9,308
Substandard	—	194	1,173	867	453	4,200	4,407	—	11,294
Doubtful	—	—	—	—	—	—	6	—	6
Total	$44,451	$123,012	$100,571	$70,376	$15,948	$30,725	$203,785	$—	$588,868
Commercial Mortgage
Uncriticized	$46,283	$282,360	$214,637	$211,456	$109,525	$232,204	$529	$—	$1,096,994
Special mention	—	—	35	41	1,013	250	—	—	1,339
Substandard	—	2,446	229	1,625	157	4,387	199	—	9,043
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,283	$284,806	$214,901	$213,122	$110,695	$236,841	$728	$—	$1,107,376

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2020
Residential Real Estate Loans
Performing	$28,479	$112,239	$105,772	$83,138	$79,834	$168,367	$—	$—	$577,829
Nonperforming	—	109	584	85	178	1,015	—	—	1,971
Total	$28,479	$112,348	$106,356	$83,223	$80,012	$169,382	$—	$—	$579,800
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$91,044	$10,926	$101,970
Nonperforming	—	—	—	—	—	—	46	97	143
Total	$—	$—	$—	$—	$—	$—	$91,090	$11,023	$102,113
Consumer Indirect
Performing	$75,304	$255,499	$227,717	$165,416	$79,736	$38,219	$—	$—	$841,891
Nonperforming	25	441	576	366	289	80	—	—	1,777
Total	$75,329	$255,940	$228,293	$165,782	$80,025	$38,299	$—	$—	$843,668
Other Consumer
Performing	$1,646	$4,889	$2,868	$1,672	$730	$690	$2,907	$—	$15,402
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$1,646	$4,889	$2,868	$1,672	$730	$690	$2,907	$—	$15,402

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)LOANS (Continued)

Allowance for Credit Losses - Loans

The following table sets forth the changes in the allowance for credit losses - loans for the three-month periods ended as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
March 31, 2020
Allowance for credit losses - loan:
Beginning balance, prior to adoption of ASC 326	$11,358	$5,681	$1,059	$118	$11,852	$414	$30,482
Impact of adopting ASC 326	(246)	7,310	3,290	607	(1,234)	(133)	9,594
Beginning balance, after adoption of ASC 326	11,112	12,991	4,349	725	10,618	281	40,076
Charge-offs	(8,241)	—	(98)	—	(3,424)	(269)	(12,032)
Recoveries	58	—	10	3	1,668	150	1,889
Provision (credit)	7,294	2,163	1,909	171	1,783	103	13,423
Ending balance	$10,223	$15,154	$6,170	$899	$10,645	$265	$43,356

March 31, 2019
Allowance for loan losses:
Beginning balance	$14,312	$5,219	$1,112	$210	$12,572	$489	$33,914
Charge-offs	(130)	—	(31)	—	(2,982)	(309)	(3,452)
Recoveries	103	17	6	2	1,424	120	1,672
Provision (credit)	(2,118)	1,080	178	(39)	2,011	81	1,193
Ending balance	$12,167	$6,316	$1,265	$173	$13,025	$381	$33,327
Evaluated for impairment:
Individually	$181	$2	$—	$—	$—	$—	$183
Collectively	$11,986	$6,314	$1,265	$173	$13,025	$381	$33,144
Loans:
Ending balance	$552,834	$995,183	$525,036	$105,592	$872,410	$15,941	$3,066,996
Evaluated for impairment:
Individually	$725	$1,352	$—	$—	$—	$—	$2,077
Collectively	$552,109	$993,831	$525,036	$105,592	$872,410	$15,941	$3,064,919

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)LOANS (Continued)

Risk Characteristics

Commercial business loans primarily consist of loans to small to mid-sized businesses in our market area in a diverse range of industries. These loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The credit risk related to commercial loans is largely influenced by general economic conditions, including the impact of the COVID-19 pandemic on small to mid-sized business in our market area, and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, potentially resulting in higher potential losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral securing the loan. Economic events, including the impact of the COVID-19 pandemic on the ability of the tenants to pay rent at these properties, or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties.

Residential real estate loans (comprised of conventional mortgages and home equity loans) and residential real estate lines (comprised of home equity lines) are generally made based on the borrower’s ability to make repayment from his or her employment and other income but are secured by real property whose value tends to be more easily ascertainable. Credit risk for these types of loans is generally influenced by general economic conditions, including the impact of the COVID-19 pandemic on the employment income of these borrowers, the characteristics of individual borrowers, and the nature of the loan collateral.

Consumer indirect and other consumer loans may entail greater credit risk than residential mortgage loans and home equities, particularly in the case of other consumer loans which are unsecured or, in the case of indirect consumer loans, secured by depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances such as job loss, illness or personal bankruptcy, including the heightened risk that such circumstances may arise as a result of the COVID-19 pandemic. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LEASES

ASC 842, Leases (“ASC 842”), establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. The Company is obligated under a number of non-cancellable operating lease agreements for land, buildings and equipment with terms, including renewal options reasonably certain to be exercised, extending through 2047. One building lease is subleased for terms extending through 2021.

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		March 31,	December 31,
	Balance Sheet Location	2020	2019
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$23,555	$23,224
Accumulated amortization	Other assets	(2,325)	(1,861)
Net book value		$21,230	$21,363

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$22,697	$22,800

The weighted average remaining lease term for operating leases was 21.5 years at March 31, 2020 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.77%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs and other lease information:

	Three months ended March 31,
	2020	2019
Lease costs:
Operating lease costs	$677	$693
Variable lease costs (1)	101	96
Sublease income	(11)	(12)
Net lease costs	$767	$777

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$648	$688
Initial recognition of operating lease right of use assets	$—	$23,275
Initial recognition of operating lease liabilities	$—	$23,985
Right of use assets obtained in exchange for new operating lease liabilities	$334	$325

(1)	Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LEASES (Continued)

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at March 31, 2020 (in thousands):

Twelve months ended March 31,
2021	$1,950
2022	2,442
2023	1,990
2024	1,610
2025	1,291
Thereafter	25,982
Total future minimum operating lease payments	35,265
Amounts representing interest	(12,568)
Present value of net future minimum operating lease payments	$22,697

(6.)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $66.1 million as of both March 31, 2020 and December 31, 2019. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	Non-Banking	Total
Balance, December 31, 2019	$48,536	$17,526	$66,062
No activity during the period	—	—	—
Balance, March 31, 2020	$48,536	$17,526	$66,062

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the recent decline in the capital markets and overall economic conditions as a result of the COVID-19 pandemic accompanied by a decline in the Company’s stock price, a goodwill impairment test was performed in the first quarter of 2020.  Based on its qualitative assessment, the Company concluded that it was not more likely than not that goodwill was impaired as of March 31, 2020.  Therefore, no quantitative assessment was deemed necessary as of March 31, 2020.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Other intangibles assets:
Gross carrying amount	$15,925	$15,925
Accumulated amortization	(7,358)	(7,064)
Net book value	$8,567	$8,861

Amortization expense for total other intangible assets was $294 thousand and $323 thousand for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the estimated amortization expense of other intangible assets for the remainder of 2020 and each of the next five years is as follows (in thousands):

2020 (remainder of year)	$840
2021	1,014
2022	923
2023	852
2024	783
2025	714

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the first three months of 2020 and in 2019, such derivatives were used to hedge the variable cash flows associated with short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2020 and 2019. During the next twelve months, the Company estimates that $576 thousand will be reclassified as an increase to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of March 31, 2020 and December 31, 2019 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	Mar. 31, 2020	Dec. 31, 2019	sheet line item	Mar. 31, 2020	Dec. 31, 2019	sheet line item	Mar. 31, 2020	Dec. 31, 2019
Derivatives designated as hedging instruments
Cash flow hedges	$100,000	$100,000	Other assets	$2	$—	Other liabilities	$—	$—
Total derivatives	$100,000	$100,000		$2	$—		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	$351,033	$272,962	Other assets	$19,921	$6,419	Other liabilities	$20,431	$6,720
Credit contracts	66,767	68,324	Other assets	32	13	Other liabilities	42	18
Mortgage banking	20,545	11,859	Other assets	259	119	Other liabilities	120	7
Total derivatives	$438,345	$353,145		$20,212	$6,551		$20,593	$6,745

(1)	The Company secured its obligations under these contracts with $20.5 million and $6.7 million in cash at March 31, 2020 and December 31, 2019, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2020 and 2019 (in thousands):

		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended March 31,
Undesignated derivatives	recognized in income	2020	2019
Interest rate swaps	Income from derivative instruments, net	$724	$101
Credit contracts	Income from derivative instruments, net	(5)	14
Mortgage banking	Income from derivative instruments, net	27	53
Total undesignated		$746	$168

(8.)SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three months ended March 31, 2020 and 2019:

	Outstanding	Treasury	Issued
2020
Shares at December 31, 2019	16,002,899	96,657	16,099,556
Restricted stock units released	22,921	(22,921)	—
Treasury stock purchases	(6,436)	6,436	—
Shares at March 31, 2020	16,019,384	80,172	16,099,556
2019
Shares at December 31, 2018	15,928,598	127,580	16,056,178
Restricted stock units released	18,580	(18,580)	—
Treasury stock purchases	(6,368)	6,368	—
Shares at March 31, 2019	15,940,810	115,368	16,056,178

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2020
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$16,451	$4,215	$12,236
Reclassification adjustment for net gains included in net income (1)	(175)	(45)	(130)
Total securities available for sale and transferred securities	16,276	4,170	12,106
Hedging derivative instruments:
Change in unrealized gain/loss during the period	123	32	91
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(9)	(2)	(7)
Amortization of net actuarial loss included in income	323	82	241
Total pension and post-retirement obligations	314	80	234
Other comprehensive income	$16,713	$4,282	$12,431

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
March 31, 2020
Balance at beginning of period	$(518)	$873	$(14,868)	$(14,513)
Other comprehensive income before reclassifications	91	12,236	—	12,327
Amounts reclassified from accumulated other comprehensive income (loss)	—	(130)	234	104
Net current period other comprehensive income	91	12,106	234	12,431
Balance at end of period	$(427)	$12,979	$(14,634)	$(2,082)
March 31, 2019
Balance at beginning of period	$(276)	$(7,769)	$(13,236)	$(21,281)
Reclassification of income tax effects to retained earnings	$—	$(681)	$(2,102)	(2,783)
Other comprehensive income (loss) before reclassifications	(254)	5,373	—	5,119
Amounts reclassified from accumulated other comprehensive income	—	130	261	391
Net current period other comprehensive income (loss)	(254)	5,503	261	5,510
Balance at end of period	$(530)	$(2,947)	$(15,077)	$(18,554)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	March 31,
	2020	2019
Realized (loss) gain on sale of investment securities	$221	$(53)	Net (loss) gain on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(46)	(121)	Interest income
	175	(174)	Total before tax
	(45)	44	Income tax expense
	130	(130)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	9	16	Salaries and employee benefits
Net actuarial losses (1)	(323)	(366)	Salaries and employee benefits
	(314)	(350)	Total before tax
	80	89	Income tax expense
	(234)	(261)	Net of tax
Total reclassified for the period	$(104)	$(391)

(1)	These items are included in the computation of net periodic pension expense. See Note 11 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)SHARE-BASED COMPENSATION PLANS

The Company maintains certain share-based compensation plans, approved by the Company’s shareholders, that are administered by the Management Development and Compensation Committee (the “MD&C Committee”) of the Board. The share-based compensation plans were established to allow for the grant of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the long-term growth and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the three months ended March 31, 2020.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	57,174	$25.70
PSUs	23,170	25.70

The grant-date fair value for the RSUs granted during the three months ended March 31, 2020 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

Fifty percent of the PSUs that ultimately vest is contingent on achieving specified return on average equity (“ROAE”) targets relative to the SNL Small Cap Bank & Thrift Index, a market index the MD&C Committee has selected as a peer group for this purpose. These shares will be earned based on the Company’s achievement of a relative ROAE performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrift Index over a three-year performance period ended December 31, 2022. The shares earned based on the achievement of the ROAE performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.  The remaining fifty percent of the PSUs that ultimately vest is contingent upon achievement of an average return on average assets (“ROAA”) performance requirement over a three-year performance period ended December 31, 2022. The shares earned based on the achievement of the ROAA performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.

The grant-date fair values for both the ROAE and the ROAA portions of PSUs granted during the three months ended March 31, 2020 are equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The Company previously granted restricted stock awards to certain members of management and non-employee directors. There were no restricted stock awards granted during the quarter ended March 31, 2020. The following is a summary of restricted stock awards and restricted stock units activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	151,808	$27.80
Granted	80,344	25.70
Vested	(22,921)	32.31
Forfeited	(15,566)	29.91
Outstanding at end of period	193,665	$26.22

At March 31, 2020, there was $3.5 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.4 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during the first three months of 2020 or 2019. There was no unrecognized compensation expense related to unvested stock options as of March 31, 2020. There was no stock option activity for the three months ended March 31, 2020.

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

	Three months ended March 31,
	2020	2019
Salaries and employee benefits	$304	$151
Other noninterest expense	28	31
Total share-based compensation expense	$332	$182

(11.)EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Service cost	$923	$836
Interest cost on projected benefit obligation	635	598
Expected return on plan assets	(1,284)	(1,321)
Amortization of unrecognized prior service credit	(9)	(18)
Amortization of unrecognized net actuarial loss	323	188
Net periodic benefit expense	$588	$283

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

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Commitments to extend credit	$863,534	$820,282
Standby letters of credit	20,416	21,911

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.)COMMITMENTS AND CONTINGENCIES (Continued)

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

At March 31, 2020 and December 31, 2019, the allowance for credit losses for unfunded commitments totaled $2.6 million and $0, respectively, and was included in other liabilities on the Company's consolidated statements of financial condition. For the three months ended March 31, 2020 and 2019, credit loss expense for unfunded commitments was $493 thousand and $0, respectively.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.)FAIR VALUE MEASUREMENTS (Continued)

Collateral dependent loans: Fair value of collateral dependent loans with specific allocations of the allowance for credit losses – loans is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and collateral value is determined based on appraisals performed by qualified licensed appraisers hired by the Company. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2020
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$10,079	$—	$10,079
Mortgage-backed securities	—	434,766	—	434,766
Other assets:
Hedging derivative instruments	—	2	—	2
Fair value adjusted through comprehensive income	$—	$444,847	$—	$444,847
Other assets:
Derivative instruments - interest rate products	$—	$19,921	$—	$19,921
Derivative instruments - credit contracts	—	32	—	32
Derivative instruments - mortgage banking	—	259	—	259
Other liabilities:
Derivative instruments - interest rate products	—	(20,431)	—	(20,431)
Derivative instruments - credit contracts	—	(42)	—	(42)
Derivative instruments - mortgage banking	—	(120)	—	(120)
Fair value adjusted through net income	$—	$(381)	$—	$(381)
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$3,822	$—	$3,822
Collateral dependent loans	—	—	12,040	12,040
Other assets:
Loan servicing rights	—	—	1,044	1,044
Other real estate owned	—	—	749	749
Total	$—	$3,822	$13,833	$17,655

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2020. There were no liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2020.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.)FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$26,877	$—	$26,877
Mortgage-backed securities	—	391,040	—	391,040
Other assets:
Hedging derivative instruments	—	-	—	-
Fair value adjusted through comprehensive income	$—	$417,917	$—	$417,917
Other assets:
Derivative instruments - interest rate products	$—	$6,419	$—	$6,419
Derivative instruments - credit contracts	—	13	—	13
Derivative instruments - mortgage banking	—	119	—	119
Other liabilities:
Derivative instruments - interest rate products	—	(6,720)	—	(6,720)
Derivative instruments - credit contracts	—	(18)	—	(18)
Derivative instruments - mortgage banking	—	(7)	—	(7)
Fair value adjusted through net income	$—	$(194)	$—	$(194)
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$4,224	$—	$4,224
Collateral dependent impaired loans	—	—	3,630	3,630
Other assets:
Loan servicing rights	—	—	1,129	1,129
Other real estate owned	—	—	468	468
Total	$—	$4,224	$5,227	$9,451

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

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$12,040	Appraisal of collateral (1)	Appraisal adjustments (2)	11% (3)
Loan servicing rights	1,044	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	18.4% (3)
Other real estate owned	749	Appraisal of collateral (1)	Appraisal adjustments (2)	31% (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended March 31, 2020 and 2019.

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

	Level in	March 31, 2020		December 31, 2019
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$152,168	$152,168	$112,947	$112,947
Securities available for sale	Level 2	444,845	444,845	417,917	417,917
Securities held to maturity, net	Level 2	346,239	354,571	359,000	363,259
Loans held for sale	Level 2	3,822	3,822	4,224	4,224
Loans	Level 2	3,181,831	3,208,870	3,186,875	3,201,814
Loans (1)	Level 3	12,040	12,040	3,630	3,630
Accrued interest receivable	Level 1	12,198	12,198	11,308	11,308
FHLB and FRB stock	Level 2	13,167	13,167	20,637	20,637
Derivative instruments – cash flow hedge	Level 2	2	2	—	—
Derivative instruments – interest rate products	Level 2	19,921	19,921	6,419	6,419
Derivative instruments – credit contracts	Level 2	32	32	13	13
Derivative instruments – mortgage banking	Level 2	259	259	119	119
Financial liabilities:
Non-maturity deposits	Level 1	2,727,840	2,727,840	2,375,486	2,375,486
Time deposits	Level 2	1,059,345	1,062,306	1,180,189	1,179,991
Short-term borrowings	Level 1	109,500	109,500	275,500	275,500
Long-term borrowings	Level 2	32,291	42,653	39,273	41,083
Accrued interest payable	Level 1	11,053	11,053	10,942	10,942
Derivative instruments – interest rate products	Level 2	20,431	20,431	6,720	6,720
Derivative instruments – credit contracts	Level 2	42	42	18	18
Derivative instruments – mortgage banking	Level 2	120	120	7	7

(1)	Comprised of collateral dependent loans.

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non- Banking	Holding Company and Other	Consolidated Totals
March 31, 2020
Goodwill	$48,536	$17,526	$—	$66,062
Other intangible assets, net	77	8,490	—	8,567
Total assets	4,435,724	35,619	425	4,471,768
December 31, 2019
Goodwill	$48,536	$17,526	$—	$66,062
Other intangible assets, net	98	8,763	—	8,861
Total assets	4,346,615	36,733	830	4,384,178

	Banking	Non- Banking	Holding Company and Other	Consolidated Totals
Three months ended March 31, 2020
Net interest income (expense)	$33,742	$—	$(618)	$33,124
Provision for credit losses	(13,915)	—	—	(13,915)
Noninterest income	6,867	3,264	(169)	9,962
Noninterest expense	(23,778)	(3,186)	(758)	(27,722)
Income (loss) before income taxes	2,916	78	(1,545)	1,449
Income tax (expense) benefit	141	(25)	(438)	(322)
Net income (loss)	$3,057	$53	$(1,983)	$1,127

	Banking	Non- Banking	Holding Company and Other	Consolidated Totals
Three months ended March 31, 2019
Net interest income (expense)	$32,409	$—	$(617)	$31,792
Provision for loan losses	(1,193)	—	—	(1,193)
Noninterest income	6,266	3,026	(172)	9,120
Noninterest expense	(21,453)	(3,041)	(677)	(25,171)
Income (loss) before income taxes	16,029	(15)	(1,466)	14,548
Income tax (expense) benefit	(3,344)	—	317	(3,027)
Net income (loss)	$12,685	$(15)	$(1,149)	$11,521

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”), including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

•

The ongoing novel coronavirus (“COVID-19”) pandemic, and governmental and individual efforts to contain the pandemic, have had a significant negative impact on the U.S. and New York State economy which will adversely affect our customers and have an adverse effect on our business, financial condition and results of operations;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected. See also Item 1A, Risk Factors, in the Form 10-K and Item 1A, Risk Factors, below for further information. Except as required by law, we do not undertake, and specifically disclaim any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

EXECUTIVE OVERVIEW

Summary of 2020 First Quarter Results

Net income decreased $10.4 million, or 90%, to $1.1 million for the first quarter of 2020 compared to $11.5 million for the first quarter of 2019. Net income available to common shareholders for the first quarter of 2020 was $762 thousand, or $0.05 per diluted share, compared with $11.2 million, or $0.70 per diluted share, for the first quarter of last year. Return on average common equity was 0.72% and return on average assets was 0.10% for the first quarter of 2020 compared to 11.79% and 1.09%, respectively, for the first quarter of 2019.

First quarter results were negatively impacted by a significantly higher provision for credit losses of $13.9 million, as compared to $1.2 million in the first quarter of 2019. The after-tax impact of the higher provision as compared to first quarter of 2019 was $0.59 per diluted share. The higher provision was driven by the adoption of the current expected credit loss (“CECL”) standard and the impact of COVID-19 on the economic environment.

Net interest income totaled $33.1 million in the first quarter of 2020, up from $31.8 million in the first quarter of 2019. This increase was primarily the result of a change in the interest-earning asset mix as loans became a larger percentage of the portfolio. Average loans were up $123.4 million in the first quarter of 2020 compared to the same quarter in 2019.

The provision for credit losses - loans was $13.4 million in the first quarter of 2020 compared to $1.2 million in the first quarter of 2019. Net charge-offs during the recent quarter were $10.1 million, up from $1.8 million in the first quarter of 2019. Net charge-offs expressed as an annualized percentage of average loans outstanding were 1.27% during the first quarter of 2020 compared with 0.23% in the first quarter of 2019. See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the increase in the provision for credit losses - loans and the increase in net charge-offs.

Noninterest income totaled $10.0 million in the first quarter of 2020, compared to $9.1 million in the first quarter of 2019. The increase is primarily attributed to increases in income from derivatives instruments, net, and net gain on investment securities. Income from derivative instruments of $746 thousand was recognized in the first quarter of 2020 driven primarily by an increase in the number and value of interest rate swap transactions executed. The Company sold investment securities during the first quarter of 2020 generating a net gain of $221 thousand as compared to a loss of $53 thousand in the first quarter of 2019.

Noninterest expense in the first quarter of 2020 totaled $27.7 million compared with $25.2 million in the first quarter of 2019. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits and professional services. The increase in salaries and employee benefits was primarily a result of higher benefits expense. The increase in professional fees was primarily related to the timing of fees for consulting and advisory projects.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 10.05%, and 12.54%, respectively, at March 31, 2020. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

Operational, Accounting and Reporting Impacts Related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy, including our operating footprint of Western and Central New York. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications - The CARES Act provides that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS

•

Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.

•

Mortgage Forbearance - Under the CARES Act, through the earlier of December 31, 2020, or the termination date of the COVID-19 national emergency, a borrower with a federally backed mortgage loan that is experiencing financial hardship due to COVID-19 may request a forbearance.

Also, in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment.

•

Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.

•	Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

Effective March 23, 2020, for consumer customers, the Bank will be waiving early CD penalty fees for withdrawals up to $20,000 (limited to one penalty-free withdrawal per CD account); eliminating all insufficient funds (overdrafts) and returned item fees; eliminating all Pay by Phone fees; waiving all late fees; offering the opportunity for monthly mortgage, home equity loan or home equity line payment relief; offering the opportunity to defer unsecured consumer loans or lines of credit and secured consumer loans and lines of credit payments; and offering unsecured personal loans up to $5,000, up to 60 months at 2.95% APR subject to credit approval (additional terms and conditions may apply).

Business customers are being faced with challenging and unique circumstances. The Bank’s relationship bankers are highly skilled in providing tailored financial solutions designed to meet the specific, individual needs of each business and they are actively reaching out to each business customer to understand how the Bank can help, given each unique business circumstance.

As of April 23, 2020, we have helped more than 600 customers obtain more than $200 million in loans through the PPP.  Additionally, approximately 7% of our commercial loan and mortgage customers, 6% of our residential real estate loans and lines customers and 6% of our indirect loans customers have received payment deferrals.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 77% of revenue during the three months ended March 31, 2020. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2020	2019
Interest income per consolidated statements of income	$41,653	$41,514
Adjustment to fully taxable equivalent basis	246	302
Interest income adjusted to a fully taxable equivalent basis	41,899	41,816
Interest expense per consolidated statements of income	8,529	9,722
Net interest income on a taxable equivalent basis	$33,370	$32,094

Analysis of Net Interest Income for the Three Months Ended March 31, 2020 and 2019

Net interest income on a taxable equivalent basis for the three months ended March 31, 2020, was $33.4 million, an increase of $1.3 million versus the comparable quarter last year of $32.1 million. The increase in net interest income was due primarily to an increase in average loans of $123.4 million, or 4%, compared to the first quarter of 2019, partially offset by a decrease in investment securities of $107.0 million, or 12%, compared to the first quarter of 2019. The decrease in investment securities is primarily the result of the redeployment of assets from investment securities into loans, resulting in loans comprising a higher percentage of total interest-earning assets.

Our net interest margin for the first quarter of 2020 was 3.31%, seven basis points higher than 3.24% for the same period in 2019. This comparable period increase was a function of a ten-basis point increase in the interest rate spread, partially offset by a three-basis point lower contribution from net free funds. The higher interest rate spread was a result of an eight-basis point decrease in the yield on average interest-earning assets and an 18-basis point decrease in the cost of average interest-bearing liabilities.

For the first quarter of 2020, the yield on average interest earning assets of 4.15% was eight basis points lower than the first quarter of 2019 of 4.23%. Loan yields decreased 16 basis points during the first quarter of 2020 to 4.61% from 4.77%. The yield on investment securities increased eleven basis points during the first quarter of 2020 to 2.48% from 2.37%. Overall, the earning asset rate changes decreased interest income by $0.9 million during the first quarter of 2020 and a favorable volume variance increased interest income by $1.0 million, which collectively drove a $0.1 million increase in interest income.

Average interest-earning assets were $4.05 billion for the first quarter of 2020 compared to $4.00 billion for the first quarter of 2019, an increase of $57.7 million or 1% from the comparable quarter last year, with average loans up $123.4 million from $3.09 billion to $3.21 billion and average securities down $107.0 million from $886.9 million to $780.0 million. The growth in average loans reflected increases in the commercial loans and residential real estate loans categories. Commercial loans, in particular, were up $146.5 million from $1.53 billion to $1.67 billion or 10% from the first quarter of 2019. Residential real estate loans were up $48.9 million, partially offset by a decrease of $6.8 million in residential real estate lines. Consumer indirect loans declined by $64.5 million, partially offsetting the increases in the other loan portfolios.  Loans comprised 79.3% of average interest-earning assets during the first quarter of 2020 compared to 77.4% during the first quarter of 2019. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.61% for the first quarter of 2020, a decrease of 16 basis points compared to 4.77% for the comparable quarter in 2019. The increase in the volume of average loans resulted in a $1.5 million increase in interest income, partially offset by a $1.1 million decrease due to the unfavorable rate variance. Securities represented 19.2% of average interest-earning assets during the first quarter of 2020 compared to 22.2% during the first quarter of 2019. The decrease in the volume of average securities resulted in a $651 thousand decrease in interest income, partially offset by a $230 thousand increase due to the favorable rate variance.

The cost of average interest-bearing liabilities of 1.09% in the first quarter of 2020 compared to 1.27% in the first quarter of 2019, was 18 basis points lower. The cost of average interest-bearing deposits decreased six basis points from 1.02% to 0.96% and the cost of short-term borrowings decreased 59 basis points from 2.70% to 2.11% in the first quarter of 2020 compared to the same quarter of 2019. The decrease in the cost of short-term borrowings was a result of decreases in the federal funds rate in the first quarter of 2020. The cost of long-term borrowings for the first quarter of 2020 decreased one basis point from 6.30% to 6.29% compared to the same quarter of 2019. Overall, interest-bearing liability rate and volume decreases resulted in $1.2 million of lower interest expense.

Average interest-bearing liabilities of $3.14 billion in the first quarter of 2020 were $40.3 million, or 1%, higher than the first quarter of 2019. On average, interest-bearing deposits grew $216.9 million from $2.71 billion to $2.93 billion, while noninterest-bearing demand deposits (a principal component of net free funds) were down $5.3 million from $727.3 million to $722.0 million. The increase in average deposits was due to successful business development efforts in retail banking, an increase in reciprocal deposit programs, and higher utilization of brokered deposits as a funding source. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in a $219 thousand increase in interest expense during the first quarter of 2020. Average borrowings decreased $176.7 million from $385.8 million to $209.1 million compared to the first quarter of 2019. Overall, short and long-term borrowing rate and volume changes resulted in $1.4 million of lower interest expense during the first quarter of 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended March 31,
	2020			2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$59,309	$211	1.43%	$17,955	$102	2.30%
Investment securities (1):
Taxable	589,182	3,657	2.49	653,547	3,807	2.33
Tax-exempt (2)	190,712	1,171	2.45	233,331	1,441	2.47
Total investment securities	779,894	4,828	2.48	886,878	5,248	2.37
Loans:
Commercial business	570,886	6,514	4.59	547,182	7,243	5.37
Commercial mortgage	1,100,660	13,314	4.87	977,818	12,573	5.21
Residential real estate loans	578,407	5,448	3.77	529,522	5,129	3.87
Residential real estate lines	102,680	1,183	4.64	109,529	1,427	5.28
Consumer indirect	846,800	9,919	4.71	911,252	9,600	4.27
Other consumer	15,466	482	12.53	16,226	494	12.36
Total loans	3,214,899	36,860	4.61	3,091,529	36,466	4.77
Total interest-earning assets	4,054,102	41,899	4.15	3,996,362	41,816	4.23
Less: Allowance for credit losses	(40,615)			(34,633)
Other noninterest-earning assets	362,638			321,262
Total assets	$4,376,125			$4,282,991
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$667,533	$344	0.21%	$668,448	336	0.20%
Savings and money market	1,143,628	1,581	0.56	965,829	985	0.41
Time deposits	1,116,736	5,094	1.83	1,076,687	5,478	2.06
Total interest-bearing deposits	2,927,897	7,019	0.96	2,710,964	6,799	1.02
Short-term borrowings	169,827	892	2.11	346,546	2,305	2.70
Long-term borrowings	39,279	618	6.29	39,209	618	6.30
Total borrowings	209,106	1,510	2.90	385,755	2,923	3.06
Total interest-bearing liabilities	3,137,003	8,529	1.09	3,096,719	9,722	1.27
Noninterest-bearing demand deposits	721,975			727,321
Other noninterest-bearing liabilities	75,931			57,993
Shareholders’ equity	441,216			400,958
Total liabilities and shareholders’ equity	$4,376,125			$4,282,991
Net interest income (tax-equivalent)		$33,370			$32,094
Interest rate spread			3.06%			2.96%
Net earning assets	$917,099			$899,643
Net interest margin (tax-equivalent)			3.31%			3.24%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.23%			129.05%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21% for each of the three-month periods ended March 31, 2020 and 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended March 31, 2020 vs. 2019
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$159	$(50)	$109
Investment securities:
Taxable	(390)	240	(150)
Tax-exempt	(262)	(8)	(270)
Total investment securities	(652)	232	(420)
Loans:
Commercial business	303	(1,032)	(729)
Commercial mortgage	1,516	(775)	741
Residential real estate loans	463	(144)	319
Residential real estate lines	(85)	(159)	(244)
Consumer indirect	(708)	1,027	319
Other consumer	(24)	12	(12)
Total loans	1,465	(1,071)	394
Total interest income	972	(889)	83
Interest expense:
Deposits:
Interest-bearing demand	-	8	8
Savings and money market	203	393	596
Time deposits	198	(582)	(384)
Total interest-bearing deposits	401	(181)	220
Short-term borrowings	(1,000)	(413)	(1,413)
Long-term borrowings	1	(1)	—
Total borrowings	(999)	(414)	(1,413)
Total interest expense	(598)	(595)	(1,193)
Net interest income	$1,570	$(294)	$1,276

Provision for Credit Losses

The provision for credit losses for the three months ended March 31, 2020 was $13.9 million, compared to $1.2 million for the corresponding periods in 2019. The increase was driven by the adoption of the CECL standard, higher net charge-offs and the impact of COVID-19 on the economic environment. The increase in net charge-offs is primarily attributable to one commercial credit that was downgraded and partially charged-off during the first quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of COVID-19.  The provision for credit losses - loans varies based primarily on forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended March 31,
	2020	2019
Service charges on deposits	$1,587	$1,680
Insurance income	1,349	1,378
ATM and debit card	1,602	1,443
Investment advisory	2,246	2,216
Company owned life insurance	465	410
Investments in limited partnerships	213	232
Loan servicing	7	110
Income from derivative instruments, net	746	168
Net gain on sale of loans held for sale	304	182
Net gain (loss) on investment securities	221	(53)
Net gain on other assets	64	49
Net loss on tax credit investments	(40)	-
Other	1,198	1,305
Total noninterest income	$9,962	$9,120

Service charges on deposits decreased $93 thousand, or 6%, to $1.6 million for the first quarter of 2020 compared to $1.7 million for the first quarter of 2019. The decrease was primarily due to our COVID-19 relief initiatives implemented on March 23, 2020, including waiving or eliminating certain fees.

ATM and debit card income increased $159 thousand, or 11%, to $1.6 million for the first quarter of 2020 compared to $1.4 million for the first quarter of 2019. The increase was primarily due to increases in consumer debit card activity.

Income from investments in limited partnerships decreased $19 thousand, or 8%, to $213 thousand for the first quarter of 2020 compared to $232 thousand for the first quarter of 2019. We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income from these equity method investments fluctuates based on the maturity and performance of the underlying investments.

Loan servicing income decreased $103 thousand to $7 thousand for the first quarter of 2020 compared to $110 thousand for the first quarter of 2019. The decrease was primarily due to recognition of write-downs of the mortgage service right (“MSR”) portfolio due to the impact of lower interest rates on prepayment assumptions and the value of the MSR portfolio.

Income from derivative instruments, net increased $578 thousand to $746 thousand for the first quarter of 2020 compared to $168 thousand for the first quarter of 2019. The increase from the first quarter of 2019 was primarily the result of an increase in the number and value of interest rate swap transactions executed.

Net gain on investment securities was $221 thousand for the first quarter of 2020 compared to a net loss of $53 thousand for the first quarter of 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended March 31,
	2020	2019
Salaries and employee benefits	$15,014	$14,001
Occupancy and equipment	3,756	3,473
Professional services	2,152	1,158
Computer and data processing	2,673	2,336
Supplies and postage	553	534
FDIC assessments	372	512
Advertising and promotions	555	520
Amortization of intangibles	294	323
Other	2,353	2,314
Total noninterest expense	$27,722	$25,171

Salaries and employee benefits expense increased by $1.0 million, or 7%, to $15.0 million for the first quarter of 2020 compared to $14.0 million for the first quarter of 2019. The increase was primarily the result of investments in personnel, coupled with the timing of merit increases that are effective in early March each year.

Occupancy and equipment expense increased $283 thousand, or 8%, to $3.8 million for the first quarter of 2020 compared to $3.5 million for the first quarter of 2019.  The increase was primarily due to the investments in facilities.

Professional services expense increased $1.0 million, or 86%, to $2.2 million for the first quarter of 2020 compared to $1.2 million for the first quarter of 2019.  The increase was primarily due to the timing of audit fees and fees for consulting and advisory projects. Consulting fees related to our improvement initiatives totaled $599 thousand for the first quarter of 2020 and $83 thousand for the first quarter of 2019.

Computer and data processing expense increased $337 thousand, or 14%, to $2.7 million for the first quarter of 2020 compared to $2.3 million for the first quarter of 2019.  The increase was primarily due to the investments in software related to our improvement initiatives.

FDIC assessments decreased $140 thousand, or 27%, to $372 thousand for the first quarter of 2020 compared to $512 thousand for the first quarter of 2019. In 2018, the FDIC minimum reserve ratio of 1.35% of estimated insured deposits was exceeded, resulting in credits to institutions for assessments that contributed to growth in the reserve ratio. Credits are applicable to regular assessments for quarters in which the reserve ratio is at least 1.38%. A remaining credit of $70 thousand was used in the first quarter of 2020. The remaining decrease compared to the first quarter of 2019 was the result of a lower FDIC rate in the first quarter of 2020.

Advertising and promotions expense increased $35 thousand, or 7%, to $555 thousand for the first quarter of 2020 compared to $520 thousand for the first quarter of 2019. Advertising and promotions expense was reduced in March 2020 when the COVID-19 pandemic impacted operations in Western New York.

Our efficiency ratio for the first quarter of 2020 was 64.31% compared with 60.99% for the first quarter of 2019. The higher efficiency ratio is a result of the higher noninterest expenses associated with our improvement initiatives. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the three months ended March 31, 2020, we recorded income tax expense of $322 thousand, versus $3.0 million for the same period in the prior year. In the first quarter of 2020, the Company placed tax credit investments in service resulting in a $197 thousand reduction in income tax expense and a $40 thousand net loss recorded in noninterest income.

Our effective tax rates for the first three months of 2020 and 2019 were 22.2% and 20.8%, respectively. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate for 2020 and 2019 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$9,587	$10,079	$26,440	$26,877
Mortgage-backed securities:
Agency mortgage-backed securities	416,963	434,264	389,412	390,422
Non-Agency mortgage-backed securities	—	502	—	618
Total available for sale securities	426,550	444,845	415,852	417,917
Securities held to maturity:
State and political subdivisions	187,401	190,195	192,215	196,018
Mortgage-backed securities	158,851	164,376	166,785	167,241
Total held to maturity securities	346,252	354,571	359,000	363,259
Allowance for credit losses - securities	(13)
Total held to maturity securities, net	346,239
Total investment securities	$772,789	$799,416	$774,852	$781,176

The available for sale (“AFS”) investment securities portfolio increased $26.9 million from $417.9 million at December 31, 2019 to $444.8 million at March 31, 2020. The AFS portfolio had net unrealized gains of $18.3 million and $2.1 million at March 31, 2020 and December 31, 2019, respectively. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of March 31, 2020. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—%	$9,587	2.42%	$—	—%	$—	—%	$9,587	2.42%
Mortgage-backed securities	—	—	39,879	2.44	160,496	2.46	216,588	2.42	416,963	2.44
	—	—	49,466	2.43	160,496	2.46	216,588	2.42	426,550	2.44
Held to maturity debt securities:
State and political subdivisions	54,240	2.32	118,943	2.00	14,218	1.93	—	—	187,401	2.09
Mortgage-backed securities	—	—	2,500	2.27	17,990	2.18	138,361	2.48	158,851	2.44
	54,240	2.32	121,443	2.01	32,208	2.07	138,361	2.62	346,252	2.25
Total investment securities	$54,240	2.32%	$170,909	2.37%	$192,704	2.40%	$354,949	2.50%	$772,802	2.39%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three months ended March 31, 2020 and 2019 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Commercial business	$588,868	18.2%	$572,040	17.8%
Commercial mortgage	1,107,376	34.1	1,106,283	34.3
Total commercial	1,696,244	52.3	1,678,323	52.1
Residential real estate loans	579,800	17.9	572,350	17.8
Residential real estate lines	102,113	3.2	104,118	3.2
Consumer indirect	843,668	26.1	850,052	26.4
Other consumer	15,402	0.5	16,144	0.5
Total consumer	1,540,983	47.7	1,542,664	47.9
Total loans	3,237,227	100.0%	3,220,987	100.0%
Less: Allowance for credit losses	43,356		30,482
Total loans, net	$3,193,871		$3,190,505

Total loans increased $16.2 million to $3.24 billion at March 31, 2020 from $3.22 billion at December 31, 2019. The increase in loans was attributable to our organic growth initiatives.

Commercial loans increased $17.9 million during the three months ended March 31, 2020 and represented 52.3% of total loans as of March 31, 2020 as a result of our continued commercial business development efforts.

The consumer indirect portfolio totaled $843.7 million and represented 26.1% of total loans as of March 31, 2020. During the first three months of 2020, we originated $80.3 million in indirect auto loans with a mix of approximately 31% new auto and 69% used auto. During the first three months of 2019, we originated $76.1 million in indirect auto loans with a mix of approximately 32% new auto and 68% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $3.8 million and $4.2 million as of March 31, 2020 and December 31, 2019, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $192.5 million and $189.8 million as of March 31, 2020 and December 31, 2019, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Credit Losses - Loans

The following table summarizes the activity in the allowance for credit losses - loans for the periods indicated (in thousands).

	Credit Loss Analysis - Loans
	Three months ended March 31,
	2020	2019
Allowance for credit losses - loans, beginning of period, prior to adoption of ASC 326	$30,482	$33,914
Impact of adopting ASC 326	9,594	—
Allowance for credit losses - loans, beginning of period, after adoption of ASC 326	40,076	33,914
Charge-offs:
Commercial business	8,241	130
Commercial mortgage	—	—
Residential real estate loans	98	31
Residential real estate lines	—	—
Consumer indirect	3,424	2,982
Other consumer	269	309
Total charge-offs	12,032	3,452
Recoveries:
Commercial business	58	103
Commercial mortgage	—	17
Residential real estate loans	10	6
Residential real estate lines	3	2
Consumer indirect	1,668	1,424
Other consumer	150	120
Total recoveries	1,889	1,672
Net charge-offs	10,143	1,780
Provision for credit losses - loans	13,423	1,193
Allowance for credit losses - loans, end of period	$43,356	$33,327

Net loan charge-offs to average loans (annualized)	1.27%	0.23%
Allowance for credit losses - loans to total loans	1.34%	1.07%
Allowance for credit losses - loans to non-performing loans	350%	574%

The Company adopted CECL effective January 1, 2020, which resulted in an increase to the allowance for credit losses - loans of $9.6 million and established a reserve for unfunded commitments of $2.1 million, for a total pre-tax cumulative effect adjustment of $11.7 million.

The allowance for credit losses for Pooled Loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information.  Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s Loan Review function.  The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, troubled debt restructurings (“TDRs”), and other loans deemed appropriate by management.

Assessing the adequacy of the allowance for credit losses - loans involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing a variety of factors, including the risk profile of our loan products and customers.

The adequacy of the allowance for credit losses - loans is subject to ongoing management review. While management evaluates currently available information in establishing the allowance for credit losses - loans, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for credit losses - loans. Such agencies may require the financial institution to increase the allowance based on their judgments about information available to them at the time of their examination.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net charge-offs of $10.1 million in the first quarter of 2020 represented 1.27% of average loans on an annualized basis compared to $1.8 million, or 0.23%, in the first quarter of 2019. The increase in net charge-offs in the three months ended March 31, 2020 is primarily due to an $8.2 million partial charge-off of an $11.9 million commercial loan downgraded in the first quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of COVID-19.  The allowance for credit losses - loans was $43.4 million at March 31, 2020, compared with $30.5 million at December 31, 2019. The ratio of the allowance for credit losses -loans to total loans was 1.34% and 0.95% at March 31, 2020 and December 31, 2019, respectively. The ratio of allowance for credit losses - loans to non-performing loans was 350% at March 31, 2020, compared with 353% at December 31, 2019.

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	March 31, 2020	December 31, 2019
Nonaccrual loans:
Commercial business	$5,507	$1,177
Commercial mortgage	2,984	3,146
Residential real estate loans	1,971	2,484
Residential real estate lines	143	102
Consumer indirect	1,777	1,725
Other consumer	—	—
Total nonaccrual loans	12,382	8,634
Accruing loans 90 days or more delinquent	2	6
Total non-performing loans	12,384	8,640
Foreclosed assets	749	468
Total non-performing assets	$13,133	$9,108
Non-performing loans to total loans	0.38%	0.27%
Non-performing assets to total assets	0.29%	0.21%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at March 31, 2020 were $13.1 million, an increase of $4.0 million from the $9.1 million balance at December 31, 2019. The primary component of non-performing assets is non-performing loans, which were $12.4 million or 0.38% of total loans at March 31, 2020, compared with $8.6 million or 0.27% of total loans at December 31, 2019. The increase in non-performing loans in the three months ended March 31, 2020 is primarily due to an $11.9 million commercial loan downgraded, with $8.2 million charged-off, in the first quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of COVID-19.

Approximately $5.3 million, or 43%, of the $12.4 million in non-performing loans as of March 31, 2020 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are TDRs of $4.5 million and $297 thousand at March 31, 2020 and December 31, 2019, respectively. There were no TDRs accruing interest as of March 31, 2020 and one TDR of $550 thousand was accruing interest as of December 31, 2019.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented one property totaling $749 thousand at March 31, 2020 and three properties totaling $468 thousand at December 31, 2019.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $11.9 million and $14.6 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2020 and December 31, 2019, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$732,917	19.4%	$707,752	19.9%
Interest-bearing demand	724,670	19.1	627,842	17.7
Savings and money market	1,270,253	33.5	1,039,892	29.2
Time deposits < $250,000	790,393	20.9	893,177	25.1
Time deposits of $250,000 or more	268,952	7.1	287,012	8.1
Total deposits	$3,787,185	100.0%	$3,555,675	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2020, total deposits were $3.79 billion, representing an increase of $231.5 million from December 31, 2019. Time deposits were approximately 28% and 33% of total deposits at March 31, 2020 and December 31, 2019, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.17 billion and $2.16 billion at March 31, 2020 and December 31, 2019, respectively, and represented 57% and 61% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $1.04 billion and $860.7 million at March 31, 2020 and December 31, 2019, respectively, and represented 27% and 24% of total deposits as of the end of each period, respectively. The increase in public deposits during 2020 was due largely to seasonality and successful business development efforts.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all reciprocal deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of EGRRCPA, reciprocal deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits.  Reciprocal deposits totaled $208.6 million and $186.7 million, respectively, at March 31, 2020, compared to $157.9 million and $172.0 million, respectively, at December 31, 2019. Reciprocal deposits represented 10% and 9% of total deposits as of the end of each period, respectively.

Brokered deposits totaled $185.5 million and $208.8 million at March 31, 2020 and December 31, 2019, respectively, and represented 5% and 6% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	March 31,	December 31,
	2020	2019
Short-term borrowings - FHLB	$109,500	$275,500
Long-term borrowings - Subordinated notes, net	39,291	39,273
Total borrowings	$148,791	$314,773

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at March 31, 2020 consisted of $109.5 million in short-term borrowings. The maximum amount of short-term FHLB borrowings outstanding at any month-end during the three months ended March 31, 2020 was $198.9 million. Short-term FHLB borrowings at December 31, 2019 consisted of $10.0 million in overnight borrowings and $265.5 million in short-term borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $50.6 million of immediate credit capacity with the FHLB as of March 31, 2020. We had approximately $639.9 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at March 31, 2020. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of March 31, 2020 and December 31, 2019. Additionally, we had approximately $131.9 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At March 31, 2020, no amounts have been drawn on the line of credit.

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy.  While funding pressures have not occurred, management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows.  As of March 31, 2020, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $109.5 million outstanding at March 31, 2020. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $912.0 million from various funding sources which include the FHLB, the FRB, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2020. The line of credit has a one-year term and matures in May 2020. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $152.2 million as of March 31, 2020, up $39.2 million from $112.9 million as of December 31, 2019. Net cash provided by operating activities totaled $4.3 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $26.0 million, which included outflows of $27.0 million for net loan originations, and was partially offset by inflows of $1.8 million from net investment securities transactions. Net cash provided by financing activities of $60.9 million was attributed to a $231.5 million increase in deposits, partially offset by a $166.0 million decrease in short-term borrowings and by $4.4 million in dividend payments.

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

Shareholders’ equity was $439.4 million at March 31, 2020, an increase of $446 thousand from $438.9 million at December 31, 2019. Net income for the three months ended March 31, 2020 increased shareholders’ equity by $1.1 million, offset by an $8.7 million cumulative effect adjustment from the adoption of ASC 326 and common and preferred stock dividends declared of $4.5 million. Accumulated other comprehensive loss included in shareholders’ equity increased $12.4 million during the first three months of 2020 due primarily to higher net unrealized gains on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015 and was fully phased-in on January 1, 2019. As of March 31, 2020, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The following table reflects the ratios and their components (dollars in thousands):

	March 31,	December 31,
	2020	2019
Common shareholders’ equity	$422,065	$421,619
Add: CECL transitional amount	9,662	—
Less: Goodwill and other intangible assets	71,687	71,987
Net unrealized gain (loss) on investment securities (1)	12,979	873
Hedging derivative instruments	(427)	(518)
Net periodic pension and postretirement benefits plan adjustments	(14,634)	(14,868)
Other	—	—
Common Equity Tier 1 (“CET1”) Capital	362,122	364,145
Plus: Preferred stock	17,328	17,328
Less: Other	—	—
Tier 1 Capital	379,450	381,473
Plus: Qualifying allowance for credit losses	33,310	30,482
Subordinated Notes	39,291	39,273
Total regulatory capital	$452,051	$451,228
Adjusted average total assets (for leverage capital purposes)	$4,321,529	$4,237,596
Total risk-weighted assets	$3,603,894	$3,533,281
Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.78%	9.00%
CET1 Capital (CET1 capital to total risk-weighted assets)	10.05	10.31
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.53	10.80
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.54	12.77

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

We have elected to apply the 2020 CECL transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the US banking agencies’ March 2020 interim final rule. Under the 2020 CECL transition provision, the regulatory capital impact of the Day 1 adjustment to the allowance for credit losses (after-tax) upon the January 1, 2020 CECL adoption date has been deferred, and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, we are allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020, and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020, and December 31, 2021, will also phase in to regulatory capital at 25% per year commencing January 1, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS

BCBS Capital Rules

The BCBS Capital Rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio from 4.0% to 6.0%, require a minimum total capital to risk-weighted assets ratio of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer is also established above the regulatory minimum capital requirements, effectively increasing the minimum required risk-weighted asset ratios. This capital conservation buffer was fully phased-in as of January 1, 2019 at 2.5% of risk-weighted assets. Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The BCBS Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

The following table presents actual and required capital ratios as of March 31, 2020 and December 31, 2019 for the Company and the Bank under the BCBS Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the BCBS Capital Rules and the minimum required capital levels as of January 1, 2019 when the BCBS Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the BCBS Capital Rules (in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Tier 1 leverage:
Company	$379,450	8.78%	$172,861	4.00%	$216,076	5.00%
Bank	402,099	9.32	172,557	4.00	215,696	5.00
CET1 capital:
Company	362,122	10.05	252,273	7.00	234,253	6.50
Bank	402,099	11.18	251,716	7.00	233,737	6.50
Tier 1 capital:
Company	379,450	10.53	306,331	8.50	288,312	8.00
Bank	402,099	11.18	305,656	8.50	287,676	8.00
Total capital:
Company	452,051	12.54	378,409	10.50	360,389	10.00
Bank	435,410	12.11	377,575	10.50	359,595	10.00
December 31, 2019
Tier 1 leverage:
Company	$381,473	9.00%	$169,504	4.00%	$211,880	5.00%
Bank	409,031	9.67	169,189	4.00	211,486	5.00
CET1 capital:
Company	364,145	10.31	247,330	7.00	229,663	6.50
Bank	409,031	11.61	246,674	7.00	229,055	6.50
Tier 1 capital:
Company	381,473	10.80	300,329	8.50	282,663	8.00
Bank	409,031	11.61	299,533	8.50	281,914	8.00
Total capital:
Company	451,228	12.77	370,995	10.50	353,328	10.00
Bank	439,514	12.47	370,011	10.50	352,392	10.00

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

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the potential impact on earnings or capital arising from movements in interest rates. The Bank’s market risk management framework has been developed to control both short-term and long-term exposure within Board approved policy limits and is monitored by the Asset-Liability Management Committee and Board of Directors. Quantitative and qualitative disclosures about market risk were presented at December 31, 2019 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 4, 2020. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2019 to March 31, 2020. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending March 31, 2021 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(495)	$(1,389)	$(2,236)	$(2,366)
% Change	(0.37)%	(1.04)%	(1.68)%	(1.78)%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2020 and December 31, 2019 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2020 and December 31, 2019. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	March 31, 2020			December 31, 2019
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$589,978			$632,832
- 100 Basis Points	506,215	$(83,763)	-14.20%	676,362	$43,530	6.88%
+100 Basis Points	615,491	25,513	4.32	627,409	(5,423)	(0.86)
+ 200 Basis Points	631,311	41,333	7.01	614,927	(17,905)	(2.83)
+ 300 Basis Points	633,687	43,709	7.41	600,636	(32,196)	(5.09)

The decrease in the Pre-Shock Scenario EVE at March 31, 2020 compared to December 31, 2019 resulted from a seasonal shift in the deposit base into a higher balance of public funds, which drives a lower valuation. The decrease in the -100 basis point Rate Shock Scenario EVE is reflective of the assumption that deposit pricing is nearly floored and has the inability to reprice to a lower level.  This is compounded by the assumption that the discount curve on the fixed rate portfolio is nearly floored, resulting in less premium on the portfolio in a falling rate environment.  The high level of overall change on a linked quarter basis is largely reflective of the Federal Open Market Committee action to reduce the Federal Funds target rate by 150 basis points within the period.

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings

The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 4, 2020.

ITEM 1A.     Risk Factors

Except as stated below, there have been no material changes from the risk factors previously disclosed in Part I – Item 1A of the Company’s Form 10-K for the year ended December 31, 2019.

The ongoing novel coronavirus (“COVID-19”) pandemic, and governmental and individual efforts to contain the pandemic, have had a significant negative impact on the U.S. and global economy which will adversely affect our business, financial condition and results of operations.

During the first quarter of 2020, the Federal Reserve reduced the federal funds rate in the United States from 1.75% to 0.25%. This change influences the rate of interest we earn on loans and pay on borrowings and interest-bearing deposits, and can affect the value of financial instruments we hold. In an environment with lower interest rates, we will not be able to earn as much on our interest-earning assets, which will likely reduce net interest margin. In addition, our ability to earn interest and receive dividend income from investment securities will be reduced. If interest rates remain low for an extended period of time, our results of operations could be materially adversely affected.

The U.S. economy generally and our customers and employees in particular are directly impacted by prevalent “stay at home” and social distancing efforts in place in the State of New York that have reduced travel and in-person interactions. In response to executive orders from the Governor of the State of New York, during the week of March 16, 2020, we took necessary steps to protect the health and safety of our associates, customers and communities by maximizing social distancing and implementing a work-from-home policy for many associates. Bank branch locations were also limited to drive-thru windows wherever possible, while we continue to provide essential services for our communities and their banking and financial needs. In addition, we have waived certain transaction fees for our customers during this time, including overdraft and late fees, and are providing payment relief opportunities for mortgage and home equity borrowers. Temporarily eliminating these fees and providing payment relief to customers will have a negative impact on our results of operations in the short term. A majority of our employees are working remotely, which may slow response times to customers’ inquiries or preclude providing the level of service our employees are typically able to offer in person. Our reputation and results of operations may be impacted if our competitors are better able to adjust to the restrictions on in-person interactions and remote work.

While we have experienced higher loan origination volume due to the Paycheck Protection Program under the CARES Act, there can be no assurance that the borrowers under the CARES Act programs will be able to pay the interest, and principal payments, if applicable, when they are due. Even though those loans are guaranteed by the U.S. Small Business Association (the “SBA”), we may not be able to collect from the SBA as quickly as those payments come due, and our cash flow and earnings may be reduced accordingly. Originations for commercial business and mortgage loans, which currently constitute approximately 52.3% of our total loans, and consumer indirect lending, which currently constitutes 26.1% of our total loans, have declined since the outbreak of the COVID-19 pandemic. If this trend continues, our financial condition and results of operations could be materially adversely affected.

Our loan customers will likely be impacted by the overall decline in the U.S. economy, which may cause them to make late or reduced payments on their loans or default on their loans with us. In particular, our commercial mortgage customers may be experiencing higher rates of tenants not paying rent due to the COVID-19 pandemic. As a lender, we are exposed to the risk that customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment, and our credit risk has increased since the start of the COVID-19 pandemic and related decline in the U.S. economy. The longer the economic results of the COVID-19 pandemic negatively impact our customers, the more likely our customers will be to default on their loans with us. If a significant proportion of our customers are unable to repay their loans and the collateral securing repayment is insufficient to cover our losses, we may have to increase our allowance for credit losses - loans, the quality of our loan portfolio will decline and our results of operations will be materially adversely impacted.

At March 31, 2020, we held $187.4 million in debt securities that are issued by state and local government agencies, or municipal bonds, that are backed by the credit and taxing power of the issuing jurisdiction. As these state and local governments experience the impacts of the pandemic and stay at home orders, they are earning less sales tax revenue while incurring higher than expected costs as a result of the COVID-19 pandemic. The impact of the COVID-19 pandemic may cause the credit rating of the municipal bonds we hold to be downgraded, which could in turn cause us to incur credit losses. If these bond issuers are unable to repay us when the bonds mature, we could lose our investment and our results of operations and cash flows could be materially adversely impacted.

The market volatility related to the COVID-19 pandemic has driven market values of publicly traded securities downward. Because the majority of our investment advisory revenue is from fees based on a percentage of assets under management, our investment advisory revenues and profitability have fallen and will continue to fluctuate with the overall market conditions.

Should the COVID-19 pandemic continue for an extended period of time, our business, financial condition, results of operations and cash flows may likewise be materially adversely impacted for an extended period of time.

The value of our goodwill and other intangible assets may decline in the future.

As of March 31, 2020, we had $66.1 million of goodwill and $8.5 million of other intangible assets. Although we did not record any impairment to our goodwill for the first quarter of 2020, significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate and slower growth rates, any or all of which could be materially impacted by  the ongoing COVID-19 pandemic, may necessitate our taking charges in the future related to the impairment of our goodwill. If the recent capital markets downturn resulting from the COVID-19 pandemic continues for an extended period of time, we may record an impairment to our goodwill in subsequent fiscal periods. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

Identifiable intangible assets other than goodwill consist of core deposit intangibles and other intangible assets (primarily customer relationships). Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, significant losses of customer accounts and/or balances, increased competition or adverse changes in the economy, such as those related to the ongoing COVID-19 pandemic. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded which could have a material adverse effect on our results of operations.

For further discussion, see Note 6, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements (Unaudited) included in Item 1 of this Quarterly Report on Form 10-Q.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, May 8, 2020
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Justin K. Bigham	, May 8, 2020
Justin K. Bigham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, May 8, 2020
Sonia M. Dumbleton
Senior Vice President and Controller
(Principal Accounting Officer)