Form 10-Q
period 2020-06-30
FINANCIAL INSTITUTIONS INC
filed 2020-08-05
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2020

or

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

The registrant had 16,037,585 shares of Common Stock, $0.01 par value, outstanding as of July 31, 2020.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$119,610	$112,947
Securities available for sale, at fair value	469,413	417,917
Securities held to maturity, at amortized cost (net of allowance for credit losses of $8 and $0, respectively) (fair value of $320,954 and $363,259, respectively)	309,872	359,000
Loans held for sale	6,654	4,224
Loans (net of allowance for credit losses of $46,316 and $30,482, respectively)	3,439,505	3,190,505
Company owned life insurance	69,876	68,942
Premises and equipment, net	41,403	41,424
Goodwill and other intangible assets, net	74,342	74,923
Other assets	150,255	114,296
Total assets	$4,680,930	$4,384,178
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,008,958	$707,752
Interest-bearing demand	727,676	627,842
Savings and money market	1,368,805	1,039,892
Time deposits	888,569	1,180,189
Total deposits	3,994,008	3,555,675
Short-term borrowings	105,300	275,500
Long-term borrowings, net of issuance costs of $692 and $727, respectively	39,308	39,273
Other liabilities	94,269	74,783
Total liabilities	4,232,885	3,945,231
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,847 shares issued	17,185	17,185
Total preferred equity	17,328	17,328
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	124,523	124,582
Retained earnings	307,845	313,364
Accumulated other comprehensive loss	(496)	(14,513)
Treasury stock, at cost – 61,971 and 96,657 shares, respectively	(1,316)	(1,975)
Total shareholders’ equity	448,045	438,947
Total liabilities and shareholders’ equity	$4,680,930	$4,384,178

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$35,197	$37,807	$72,057	$74,273
Interest and dividends on investment securities	4,538	4,752	9,120	9,698
Other interest income	24	89	235	191
Total interest income	39,759	42,648	81,412	84,162
Interest expense:
Deposits	4,677	7,378	11,696	14,177
Short-term borrowings	284	2,189	1,176	4,494
Long-term borrowings	617	617	1,235	1,235
Total interest expense	5,578	10,184	14,107	19,906
Net interest income	34,181	32,464	67,305	64,256
Provision for credit losses	3,746	2,354	17,661	3,547
Net interest income after provision for credit losses	30,435	30,110	49,644	60,709
Noninterest income:
Service charges on deposits	480	1,756	2,067	3,436
Insurance income	819	872	2,168	2,250
ATM and debit card	1,776	1,739	3,378	3,182
Investment advisory	2,251	2,327	4,497	4,543
Company owned life insurance	462	424	927	834
Investments in limited partnerships	(244)	144	(31)	376
Loan servicing	50	104	57	214
Income from derivative instruments, net	1,940	(45)	2,686	123
Net gain on sale of loans held for sale	731	407	1,035	589
Net gain on investment securities	674	166	895	113
Net (loss) gain on other assets	(1)	9	63	58
Loss on tax credit investments	(40)	—	(80)	—
Other	934	1,330	2,132	2,635
Total noninterest income	9,832	9,233	19,794	18,353
Noninterest expense:
Salaries and employee benefits	15,074	13,249	30,088	27,250
Occupancy and equipment	3,388	3,252	7,144	6,725
Professional services	1,580	932	3,732	2,090
Computer and data processing	2,699	2,424	5,372	4,760
Supplies and postage	517	498	1,070	1,032
FDIC assessments	539	486	911	998
Advertising and promotions	545	1,086	1,100	1,606
Amortization of intangibles	287	316	581	639
Other	2,065	2,760	4,418	5,074
Total noninterest expense	26,694	25,003	54,416	50,174
Income before income taxes	13,573	14,340	15,022	28,888
Income tax expense	2,441	2,939	2,763	5,966
Net income	$11,132	$11,401	$12,259	$22,922
Preferred stock dividends	366	366	731	731
Net income available to common shareholders	$10,766	$11,035	$11,528	$22,191
Earnings per common share (Note 2):
Basic	$0.67	$0.69	$0.72	$1.39
Diluted	$0.67	$0.69	$0.72	$1.39
Cash dividends declared per common share	$0.26	$0.25	$0.52	$0.50

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$11,132	$11,401	$12,259	$22,922
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	1,741	5,239	13,847	10,742
Hedging derivative instruments	(388)	(106)	(297)	(360)
Pension and post-retirement obligations	233	261	467	522
Total other comprehensive income, net of tax	1,586	5,394	14,017	10,904
Comprehensive income	$12,718	$16,795	$26,276	$33,826

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2020 and 2019

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2019	$17,328	$161	$124,582	$313,364	$(14,513)	$(1,975)	$438,947
Cumulative-effect adjustment	—	—	—	(8,719)	—	—	(8,719)
Balance at January 1, 2020	$17,328	$161	$124,582	$304,645	$(14,513)	$(1,975)	$430,228
Comprehensive income:
Net income	—	—	—	1,127	—	—	1,127
Other comprehensive income, net of tax	—	—	—	—	12,431	—	12,431
Purchases of common stock for treasury	—	—	—	—	—	(196)	(196)
Share-based compensation plans:
Share-based compensation	—	—	332	—	—	—	332
Restricted stock units released	—	—	(469)	—	—	469	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.26 per share	—	—	—	(4,164)	—	—	(4,164)
Balance at March 31, 2020	$17,328	$161	$124,445	$301,243	$(2,082)	$(1,702)	$439,393
Comprehensive income:
Net income	—	—	—	11,132	—	—	11,132
Other comprehensive income, net of tax	—	—	—	—	1,586	—	1,586
Share-based compensation plans:
Share-based compensation	—	—	369	—	—	—	369
Restricted stock awards issued	—	—	(272)	—	—	272	—
Stock awards	—	—	(19)	—	—	114	95
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.26 per share	—	—	—	(4,164)	—	—	(4,164)
Balance at June 30, 2020	$17,328	$161	$124,523	$307,845	$(496)	$(1,316)	$448,045

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three and six months ended June 30, 2020 and 2019

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2018	$17,328	$161	$122,704	$279,867	$(21,281)	$(2,486)	$396,293
Cumulative-effect adjustment	—	—	—	(710)	—	—	(710)
Balance at January 1, 2019	$17,328	$161	$122,704	$279,157	$(21,281)	$(2,486)	$395,583
Comprehensive income:
Net income	—	—	—	11,521	—	—	11,521
Other comprehensive income, net of tax	—	—	—	—	5,510	—	5,510
Reclassification of income tax effects	—	—	—	2,783	(2,783)	—	—
Purchases of common stock for treasury	—	—	—	—	—	(193)	(193)
Share-based compensation plans:
Share-based compensation	—	—	182	—	—	—	182
Restricted stock units released	—	—	(362)	—	—	362	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.25 per share	—	—	—	(3,985)	—	—	(3,985)
Balance at March 31, 2019	$17,328	$161	$122,524	$289,111	$(18,554)	$(2,317)	$408,253
Comprehensive income:
Net income	—	—	—	11,401	—	—	11,401
Other comprehensive income, net of tax	—	—	—	—	5,394	—	5,394
Common stock issued	—	—	1,151	—	—	—	1,151
Share-based compensation plans:
Share-based compensation	—	—	453	—	—	—	453
Restricted stock awards issued	—	—	(165)	—	—	165	—
Stock awards	—	—	17	—	—	46	63
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.25 per share	—	—	—	(3,995)	—	—	(3,995)
Balance at June 30, 2019	$17,328	$161	$123,980	$296,151	$(13,160)	$(2,106)	$422,354

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$12,259	$22,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,950	4,155
Net amortization of premiums on securities	1,378	1,052
Provision for credit losses	17,661	3,547
Share-based compensation	701	635
Deferred income tax expense (benefit)	(1,663)	680
Proceeds from sale of loans held for sale	31,504	15,432
Originations of loans held for sale	(32,899)	(14,163)
Income on company owned life insurance	(927)	(834)
Net gain on sale of loans held for sale	(1,035)	(589)
Net gain on investment securities	(895)	(113)
Net gain on other assets	(63)	(58)
Increase in other assets	(36,571)	(2,786)
Increase (decrease) in other liabilities	16,772	(747)
Net cash provided by operating activities	10,172	29,133
Cash flows from investing activities:
Purchases of available for sale securities	(121,622)	(20,932)
Purchases of held to maturity securities	(4,761)	(7,494)
Proceeds from principal payments, maturities and calls on available for sale securities	38,706	40,119
Proceeds from principal payments, maturities and calls on held to maturity securities	53,282	54,735
Proceeds from sales of securities available for sale	50,153	44,615
Net loan originations	(276,409)	(88,993)
Loans sold to others	—	21,077
Purchases of company owned life insurance, net of proceeds received	(7)	(24)
Proceeds from sales of other assets	482	329
Purchases of premises and equipment	(2,375)	(1,684)
Net cash (used in) provided by investing activities	(262,551)	41,748
Cash flows from financing activities:
Net increase in deposits	438,333	105,082
Net decrease in short-term borrowings	(170,200)	(161,000)
Purchases of common stock for treasury	(196)	(193)
Cash dividends paid to common and preferred shareholders	(8,895)	(8,537)
Net cash provided (used in) by financing activities	259,042	(64,648)
Net increase in cash and cash equivalents	6,663	6,233
Cash and cash equivalents, beginning of period	112,947	102,755
Cash and cash equivalents, end of period	$119,610	$108,988

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

•

Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.

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

Effective March 23, 2020 through July 9, 2020, for consumer customers, the Bank waived early CD penalty fees for withdrawals up to $20,000 (limited to one penalty-free withdrawal per CD account); eliminated all insufficient funds (overdrafts) and returned item fees; eliminated all Pay by Phone fees; waived all late fees; offered the opportunity for monthly mortgage, home equity loan or home equity line payment relief; offered the opportunity to defer unsecured consumer loans or lines of credit and secured consumer loans and lines of credit payments; and offered unsecured personal loans up to $5,000, up to 60 months at 2.95% APR subject to credit approval (additional terms and conditions may apply).

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

Subsequent Events

On July 17, 2020, the Bank announced management’s decision to adapt to a full-service branch model to streamline retail branches to better align with shifting customer needs and preferences. The transformation will result in six branch closures and a reduction in staffing.  The announcement was the result of a nine-month comprehensive assessment of all lines of business and functional areas, conducted in partnership with a leading process improvement organization. The data-driven analysis identified, among other things, overlapping service areas, automation opportunities and streamlining of processes and operations that would enhance customer experiences and facilitate the long-term sustainability of current and future branches.  The announced consolidations represent about ten percent of the branch network and will impact approximately six percent of the total Company workforce.  Where possible, those impacted were offered alternative roles or the opportunity to apply for open positions in other areas of the Company.  Separated associates will receive a comprehensive severance package based on tenure. The Company expects to complete a substantial majority of these actions by December 31, 2020.

The Company expects to incur total pre-tax expense related to the branch closures of approximately $1.7 million, including approximately $0.2 million in employee severance, $0.6 million in lease termination costs and $0.9 million in valuation adjustments on branch facilities. The Company expects $0.8 million of total costs will result in future cash expenditures. The Company expects to recognize the majority of these expenses during the third quarter of 2020, with the remainder incurred by the end of 2020.

The Company anticipates annual expense savings of approximately $2.6 million as a result of these branch closures.

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

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the six months ended June 30 (in thousands):

	2020	2019
Supplemental information:
Cash paid for interest	$18,545	$18,818
Cash paid for income taxes	959	5,220
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	646	68
Accrued and declared unpaid dividends	4,529	4,361
Increase in net unsettled security purchases	—	10,481
Common stock issued for Courier Capital contingent earn-out	—	1,151

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income available to common shareholders	$10,766	$11,035	$11,528	$22,191
Weighted average common shares outstanding:
Total shares issued	16,100	16,088	16,100	16,072
Unvested restricted stock awards	(5)	(4)	(4)	(4)
Treasury shares	(77)	(114)	(84)	(118)
Total basic weighted average common shares outstanding	16,018	15,970	16,012	15,950
Incremental shares from assumed:
Exercise of stock options	—	—	—	—
Vesting of restricted stock awards	29	45	46	47
Total diluted weighted average common shares outstanding	16,047	16,015	16,058	15,997
Basic earnings per common share	$0.67	$0.69	$0.72	$1.39
Diluted earnings per common share	$0.67	$0.69	$0.72	$1.39

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	—	—	—	—
Restricted stock awards	74	7	38	8
Total	74	7	38	8

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.)INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2020
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$6,229	$441	$—	$6,670
Mortgage-backed securities:
Federal National Mortgage Association	287,014	15,623	29	302,608
Federal Home Loan Mortgage Corporation	105,422	2,905	14	108,313
Government National Mortgage Association	23,972	840	—	24,812
Collateralized mortgage obligations:
Federal National Mortgage Association	21,596	328	—	21,924
Federal Home Loan Mortgage Corporation	4,647	—	3	4,644
Privately issued	—	442	—	442
Total mortgage-backed securities	442,651	20,138	46	462,743
Total available for sale securities	$448,880	$20,579	$46	$469,413
Securities held to maturity:
State and political subdivisions	$159,530	$5,075	$—	$164,605
Mortgage-backed securities:
Federal National Mortgage Association	11,829	708	—	12,537
Federal Home Loan Mortgage Corporation	6,510	360	—	6,870
Government National Mortgage Association	42,002	1,417	—	43,419
Collateralized mortgage obligations:
Federal National Mortgage Association	36,547	1,252	—	37,799
Federal Home Loan Mortgage Corporation	43,715	1,927	—	45,642
Government National Mortgage Association	9,747	335	—	10,082
Total mortgage-backed securities	150,350	5,999	—	156,349
Total held to maturity securities	309,880	$11,074	$—	$320,954
Allowance for credit losses - securities	(8)
Total held to maturity securities, net	$309,872
December 31, 2019
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$26,440	$437	$—	$26,877
Mortgage-backed securities:
Federal National Mortgage Association	293,873	2,263	1,380	294,756
Federal Home Loan Mortgage Corporation	52,733	318	172	52,879
Government National Mortgage Association	14,065	60	4	14,121
Collateralized mortgage obligations:
Federal National Mortgage Association	23,834	—	57	23,777
Federal Home Loan Mortgage Corporation	4,907	—	18	4,889
Privately issued	—	618	—	618
Total mortgage-backed securities	389,412	3,259	1,631	391,040
Total available for sale securities	$415,852	$3,696	$1,631	$417,917

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.)INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019 (continued)
Securities held to maturity:
State and political subdivisions	$192,215	$3,803	$—	$196,018
Mortgage-backed securities:
Federal National Mortgage Association	12,049	227	6	12,270
Federal Home Loan Mortgage Corporation	6,995	77	47	7,025
Government National Mortgage Association	45,758	306	128	45,936
Collateralized mortgage obligations:
Federal National Mortgage Association	41,561	150	256	41,455
Federal Home Loan Mortgage Corporation	49,389	307	103	49,593
Government National Mortgage Association	11,033	12	83	10,962
Total mortgage-backed securities	166,785	1,079	623	167,241
Total held to maturity securities	$359,000	$4,882	$623	$363,259

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS debt securities, AIR totaled $1.0 million as of June 30, 2020 and December 31, 2019. For HTM debt securities, AIR totaled $1.0 million and $1.2 million as of June 30, 2020 and December 31, 2019, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three months ended June 30, 2020 and 2019, credit loss expense (credit) for HTM investment securities was $(5) thousand and $0, respectively. For the six months ended June 30, 2020 and 2019, credit loss expense (credit) for HTM investment securities was $(6) thousand and $0, respectively.

Investment securities with a total fair value of $605.0 million and $676.9 million at June 30, 2020 and December 31, 2019, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$29,896	$39,667	$50,153	$44,615
Gross realized gains	674	203	904	203
Gross realized losses	—	37	9	90

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2020 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$—	$—
Due from one to five years	41,123	43,060
Due after five years through ten years	156,094	167,736
Due after ten years	251,663	258,617
Total available for sale securities	$448,880	$469,413
Debt securities held to maturity:
Due in one year or less	$50,075	$50,664
Due from one to five years	106,697	110,924
Due after five years through ten years	22,253	23,274
Due after ten years	130,855	136,092
Total held to maturity securities	$309,880	$320,954

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.)INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2020
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
Federal National Mortgage Association	9,246	29	—	—	9,246	29
Federal Home Loan Mortgage Corporation	5,080	14	—	—	5,080	14
Government National Mortgage Association	—	—	—	—	—	—
Collateralized mortgage obligations:
Federal National Mortgage Association	3,677	—	8	—	3,685	—
Federal Home Loan Mortgage Corporation	4,644	3	—	—	4,644	3
Total mortgage-backed securities	22,647	46	8	—	22,655	46
Total available for sale securities	22,647	46	8	—	22,655	46
Total temporarily impaired securities	$22,647	$46	$8	$—	$22,655	$46
December 31, 2019
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
Federal National Mortgage Association	104,634	1,277	7,196	103	111,830	1,380
Federal Home Loan Mortgage Corporation	10,347	11	9,409	161	19,756	172
Government National Mortgage Association	533	4	—	—	533	4
Collateralized mortgage obligations:
Federal National Mortgage Association	8,803	57	8	—	8,811	57
Federal Home Loan Mortgage Corporation	4,889	18	—	—	4,889	18
Total mortgage-backed securities	129,206	1,367	16,613	264	145,819	1,631
Total available for sale securities	129,206	1,367	16,613	264	145,819	1,631
Securities held to maturity:
State and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities:
Federal National Mortgage Association	2,388	6	—	—	2,388	6
Federal Home Loan Mortgage Corporation	2,967	19	2,598	28	5,565	47
Government National Mortgage Association	11,155	61	5,625	67	16,780	128
Collateralized mortgage obligations:
Federal National Mortgage Association	9,120	40	13,486	216	22,606	256
Federal Home Loan Mortgage Corporation	15,127	30	7,988	73	23,115	103
Government National Mortgage Association	8,760	72	892	11	9,652	83
Total mortgage-backed securities	49,517	228	30,589	395	80,106	623
Total held to maturity securities	49,517	228	30,589	395	80,106	623
Total temporarily impaired securities	$178,723	$1,595	$47,202	$659	$225,925	$2,254

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.)	INVESTMENT SECURITIES (Continued)

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2020 was seven compared to 91 at December 31, 2019. At June 30, 2020, the Company had a position in one investment security with a fair value of $8 thousand and a total unrealized loss of less than $1 thousand that has been in a continuous unrealized loss position for more than 12 months. At June 30, 2020, there were a total of six securities positions in the Company’s investment portfolio with a fair value of $22.6 million and a total unrealized loss of $46 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2019, the Company had positions in 34 investment securities with a fair value of $47.2 million and a total unrealized loss of $659 thousand that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2019, there were a total of 57 securities positions in the Company’s investment portfolio with a fair value of $178.7 million and a total unrealized loss of $1.6 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of June 30, 2020, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures.  This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating.  This number is then converted into a letter rating to better match the system used by the credit rating agencies.  As of June 30, 2020, $159.3 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $8.7 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating.  Additionally, one municipal bond is rated below investment grade, with a BB+ Standard & Poor’s equivalent rating.  The below investment grade bond was recently upgraded from a Standard & Poor’s equivalent rating of BB-, represents exposure of $279 thousand, or 0.17% of the municipal bond portfolio and is closely monitored for repayment.

As of June 30, 2020, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
June 30, 2020
Commercial business	$824,818	$(6,127)	$818,691
Commercial mortgage	1,142,359	(2,033)	1,140,326
Residential real estate loans	572,562	12,473	585,035
Residential real estate lines	94,285	3,142	97,427
Consumer indirect	801,434	26,671	828,105
Other consumer	16,071	166	16,237
Total	$3,451,529	$34,292	3,485,821
Allowance for credit losses - loans			(46,316)
Total loans, net			$3,439,505
December 31, 2019
Commercial business	$571,222	$818	$572,040
Commercial mortgage	1,108,315	(2,032)	1,106,283
Residential real estate loans	560,717	11,633	572,350
Residential real estate lines	101,048	3,070	104,118
Consumer indirect	822,179	27,873	850,052
Other consumer	15,984	160	16,144
Total	$3,179,465	$41,522	3,220,987
Allowance for credit losses - loans			(30,482)
Total loans, net			$3,190,505

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $6.7 million and $4.2 million as of June 30, 2020 and December 31, 2019, respectively.

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act established the PPP, an expansion of the SBA’s 7(a) loan program and the EIDL, administered directly by the SBA. The Company had $268.5 million of PPP loans (included in Commercial business above) as of June 30, 2020. In addition, the CARES Act provides that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Accordingly, the Company had $522.2 million of loans with modifications related to COVID-19 as of June 30, 2020.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2020 and December 31, 2019, AIR for loans totaled $10.3 million and $9.1 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
June 30, 2020
Commercial business	$398	$28	$—	$426	$4,918	$819,474	$824,818	$3,647
Commercial mortgage	115	69	—	184	4,140	1,138,035	1,142,359	4,140
Residential real estate loans	786	27	—	813	2,992	568,757	572,562	2,992
Residential real estate lines	74	35	—	109	177	93,999	94,285	177
Consumer indirect	1,571	424	—	1,995	868	798,571	801,434	868
Other consumer	100	48	57	205	30	15,836	16,071	30
Total loans, gross	$3,044	$631	$57	$3,732	$13,125	$3,434,672	$3,451,529	$11,854
December 31, 2019
Commercial business	$361	$—	$—	$361	$1,177	$569,684	$571,222
Commercial mortgage	531	—	—	531	3,146	1,104,638	1,108,315
Residential real estate loans	929	114	—	1,043	2,484	557,190	560,717
Residential real estate lines	231	37	—	268	102	100,678	101,048
Consumer indirect	3,729	1,019	—	4,748	1,725	815,706	822,179
Other consumer	116	8	6	130	—	15,854	15,984
Total loans, gross	$5,897	$1,178	$6	$7,081	$8,634	$3,163,750	$3,179,465

There were no loans past due greater than 90 days and still accruing interest as of June 30, 2020 and December 31, 2019. There were $57 thousand and $6 thousand in consumer overdrafts which were past due greater than 90 days as of June 30, 2020 and December 31, 2019, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

The Company recognized no interest income on nonaccrual loans during the six months ended June 30, 2020 and 2019.

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

The following presents, by loan class, information related to loans modified in a TDR during the three and six months ended June 30, 2020 and 2019:

	Quarter-to-Date			Year-to-Date
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
June 30, 2020
Commercial business	—	$—	$—	1	$11,898	$11,898
Total	—	$—	$—	1	$11,898	$11,898

June 30, 2019
Commercial business	—	$—	$—	—	$—	$—
Total	—	$—	$—	—	$—	$—

The loan restructured during the six months ended June 30, 2020 was on nonaccrual status at the end of the period, with the modifications primarily related to collateral concessions. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time.  The TDR classifications did not have a material impact on the Company’s determination of the allowance for credit losses – loans because the modified loans were evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the six months ended June 30, 2020 and 2019. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of June 30, 2020 (in thousands):

	Collateral type
	Business assets	Real property	Total
June 30, 2020
Commercial business	$3,533	$3,356	$6,889
Commercial mortgage	—	4,112	4,112
Total	$3,533	$7,468	$11,001

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2020
Commercial Business
Uncriticized	$315,256	$113,442	$94,313	$54,704	$14,210	$23,713	$186,745	$—	$802,383
Special mention	—	24	279	1,526	241	92	2,667	—	4,829
Substandard	29	629	1,150	819	202	3,467	5,183	—	11,479
Doubtful	—	—	—	—	—	—	—	—	—
Total	$315,285	$114,095	$95,742	$57,049	$14,653	$27,272	$194,595	$—	$818,691
Commercial Mortgage
Uncriticized	$138,718	$272,620	$212,339	$197,891	$97,668	$212,453	$485	$—	$1,132,174
Special mention	—	—	132	146	57	356	—	—	691
Substandard	—	2,446	128	1,619	158	2,911	199	—	7,461
Doubtful	—	—	—	—	—	—	—	—	—
Total	$138,718	$275,066	$212,599	$199,656	$97,883	$215,720	$684	$—	$1,140,326

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2020
Residential Real Estate Loans
Performing	$65,156	$104,978	$99,825	$78,953	$74,386	$158,745	$—	$—	$582,043
Nonperforming	—	108	943	730	176	1,035	—	—	2,992
Total	$65,156	$105,086	$100,768	$79,683	$74,562	$159,780	$—	$—	$585,035
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$86,521	$10,729	$97,250
Nonperforming	—	—	—	—	—	—	46	131	177
Total	$—	$—	$—	$—	$—	$—	$86,567	$10,860	$97,427
Consumer Indirect
Performing	$131,503	$240,429	$208,797	$148,267	$68,837	$29,404	$—	$—	$827,237
Nonperforming	48	123	309	179	178	31	—	—	868
Total	$131,551	$240,552	$209,106	$148,446	$69,015	$29,435	$—	$—	$828,105
Other Consumer
Performing	$4,515	$4,230	$2,448	$1,308	$588	$563	$2,555	$—	$16,207
Nonperforming	—	16	8	5	—	—	1	—	30
Total	$4,515	$4,246	$2,456	$1,313	$588	$563	$2,556	$—	$16,237

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)LOANS (Continued)

Allowance for Credit Losses - Loans

The following table sets forth the changes in the allowance for credit losses - loans for the three- and six-month periods ended June 30, 2020 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2020
Beginning balance	$10,223	$15,154	$6,170	$899	$10,645	$265	$43,356
Charge-offs	(25)	(1,072)	(2)	—	(2,554)	(70)	(3,723)
Recoveries	1,483	—	8	—	1,379	67	2,937
Provision (credit)	718	1,584	(407)	40	1,752	59	3,746
Ending balance	$12,399	$15,666	$5,769	$939	$11,222	$321	$46,316
Six months ended June 30, 2020
Beginning balance, prior to adoption of ASC 326	$11,358	$5,681	$1,059	$118	$11,852	$414	$30,482
Impact of adopting ASC 326	(246)	7,310	3,290	607	(1,234)	(133)	9,594
Beginning balance, after adoption of ASC 326	11,112	12,991	4,349	725	10,618	281	40,076
Charge-offs	(8,266)	(1,072)	(100)	—	(5,978)	(339)	(15,755)
Recoveries	1,541	—	18	3	3,047	217	4,826
Provision	8,012	3,747	1,502	211	3,535	162	17,169
Ending balance	$12,399	$15,666	$5,769	$939	$11,222	$321	$46,316

The following table sets forth the changes in the allowance for credit losses - loans for the three- and six-month periods ended June 30, 2019 (in thousands):

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)LOANS (Continued)

Loans and the related allowance for credit losses - loans are presented below as of the dates indicated (in thousands):

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		June 30,	December 31,
	Balance Sheet Location	2020	2019
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$23,626	$23,224
Accumulated amortization	Other assets	(2,795)	(1,861)
Net book value		$20,831	$21,363

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$22,327	$22,800

The weighted average remaining lease term for operating leases was 21.5 years at June 30, 2020 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.79%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs and other lease information:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Lease costs:
Operating lease costs	$678	$697	$1,355	$1,390
Variable lease costs (1)	101	113	202	209
Sublease income	(12)	(11)	(23)	(23)
Net lease costs	$767	$799	$1,534	$1,576

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases			$1,296	$1,332
Initial recognition of operating lease right of use assets			$—	$23,275
Initial recognition of operating lease liabilities			$—	$23,985
Right of use assets obtained in exchange for new operating lease liabilities			$405	$346

(1)	Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LEASES (Continued)

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at June 30, 2020 (in thousands):

Twelve months ended June 30,
2021	$2,609
2022	2,157
2023	1,873
2024	1,372
2025	1,227
Thereafter	25,378
Total future minimum operating lease payments	34,616
Amounts representing interest	(12,289)
Present value of net future minimum operating lease payments	$22,327

(6.)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $66.1 million as of both June 30, 2020 and December 31, 2019. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	Non-Banking	Total
Balance, December 31, 2019	$48,536	$17,526	$66,062
No activity during the period	—	—	—
Balance, June 30, 2020	$48,536	$17,526	$66,062

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the volatility in the capital markets in 2020 and overall economic conditions as a result of the COVID-19 pandemic accompanied by a decline in the Company’s stock price, a goodwill impairment test was performed in the second quarter of 2020.  Based on its qualitative assessment, the Company concluded that it was not more likely than not that goodwill was impaired as of June 30, 2020.  Therefore, no quantitative assessment was deemed necessary as of June 30, 2020.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Other intangibles assets:
Gross carrying amount	$15,925	$15,925
Accumulated amortization	(7,645)	(7,064)
Net book value	$8,280	$8,861

Amortization expense for total other intangible assets was $287 thousand and $581 thousand for the three and six months ended June 30, 2020, respectively, and $316 thousand and $639 thousand for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, the estimated amortization expense of other intangible assets for the remainder of 2020 and each of the next five years is as follows (in thousands):

2020 (remainder of year)	$553
2021	1,014
2022	923
2023	852
2024	783
2025	714

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the first six months of 2020 and in 2019, such derivatives were used to hedge the variable cash flows associated with short-term borrowings.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.   The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months.  As of June 30, 2020, the Company had one outstanding forward starting interest rate derivative with a notional value of $50.0 million that was designated as a cash flow hedge of interest rate risk.  The derivative becomes effective in April 2022.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the six months ended June 30, 2020 and 2019. During the next twelve months, the Company estimates that $438 thousand will be reclassified as an increase to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of June 30, 2020 and December 31, 2019 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	June 30, 2020	Dec. 31, 2019	sheet line item	June 30, 2020	Dec. 31, 2019	sheet line item	June 30, 2020	Dec. 31, 2019
Derivatives designated as hedging instruments
Cash flow hedges	$150,000	$100,000	Other assets	$1	$—	Other liabilities	$659	$—
Total derivatives	$150,000	$100,000		$1	$—		$659	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	$474,084	$272,962	Other assets	$23,335	$6,419	Other liabilities	$23,868	$6,720
Credit contracts	82,108	68,324	Other assets	32	13	Other liabilities	54	18
Mortgage banking	29,128	11,859	Other assets	408	119	Other liabilities	138	7
Total derivatives	$585,320	$353,145		$23,775	$6,551		$24,060	$6,745

(1)	The Company secured its obligations under these contracts with $24.6 million and $6.7 million in cash at June 30, 2020 and December 31, 2019, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and six months ended June 30, 2020 and 2019 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended June 30,		Six months ended June 30,
Undesignated derivatives	recognized in income	2020	2019	2020	2019
Interest rate swaps	Income from derivative instruments, net	$1,681	$(117)	$2,405	$(16)
Credit contracts	Income from derivative instruments, net	128	(8)	123	6
Mortgage banking	Income from derivative instruments, net	131	80	158	133
Total undesignated		$1,940	$(45)	$2,686	$123

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and six months ended June 30, 2020 and 2019:

	Outstanding	Treasury	Issued
2020
Shares at December 31, 2019	16,002,899	96,657	16,099,556
Restricted stock units released	22,921	(22,921)	—
Treasury stock purchases	(6,436)	6,436	—
Shares at March 31, 2020	16,019,384	80,172	16,099,556
Restricted stock awards issued	12,798	(12,798)	—
Stock awards	5,403	(5,403)	—
Shares at June 30, 2020	16,037,585	61,971	16,099,556
2019
Shares at December 31, 2018	15,928,598	127,580	16,056,178
Restricted stock units released	18,580	(18,580)	—
Treasury stock purchases	(6,368)	6,368	—
Shares at March 31, 2019	15,940,810	115,368	16,056,178
Common stock issued for Courier Capital contingent earn-out	43,378	—	43,378
Restricted stock awards issued	8,226	(8,226)	—
Stock awards	2,283	(2,283)	—
Shares at June 30, 2019	15,994,697	104,859	16,099,556

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2020
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$2,912	$746	$2,166
Reclassification adjustment for net gains included in net income (1)	(571)	(146)	(425)
Total securities available for sale and transferred securities	2,341	600	1,741
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(522)	(134)	(388)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(9)	(3)	(6)
Amortization of net actuarial loss included in income	323	84	239
Total pension and post-retirement obligations	314	81	233
Other comprehensive income	$2,133	$547	$1,586
Six months ended June 30, 2020
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$19,363	$4,961	$14,402
Reclassification adjustment for net gains included in net income (1)	(746)	(191)	(555)
Total securities available for sale and transferred securities	18,617	4,770	13,847
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(399)	(102)	(297)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(18)	(5)	(13)
Amortization of net actuarial loss included in income	646	166	480
Total pension and post-retirement obligations	628	161	467
Other comprehensive loss	$18,846	$4,829	$14,017

(1)

Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2019
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$7,046	$1,776	$5,270
Reclassification adjustment for net gains included in net income (1)	(42)	(11)	(31)
Total securities available for sale and transferred securities	7,004	1,765	5,239
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(141)	(35)	(106)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(17)	(4)	(13)
Amortization of net actuarial loss included in income	366	92	274
Total pension and post-retirement obligations	349	88	261
Other comprehensive income	$7,212	$1,818	$5,394
Six months ended June 30, 2019
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$14,230	$3,587	$10,643
Reclassification adjustment for net gains included in net income (1)	132	33	99
Total securities available for sale and transferred securities	14,362	3,620	10,742
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(481)	(121)	(360)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(33)	(8)	(25)
Amortization of net actuarial loss included in income	732	185	547
Total pension and post-retirement obligations	699	177	522
Other comprehensive income	$14,580	$3,676	$10,904

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Three months ended June 30, 2020
Balance at beginning of period	$(427)	$12,979	$(14,634)	$(2,082)
Other comprehensive income before reclassifications	(388)	2,166	—	1,778
Amounts reclassified from accumulated other comprehensive income (loss)	—	(425)	233	(192)
Net current period other comprehensive income	(388)	1,741	233	1,586
Balance at end of period	$(815)	$14,720	$(14,401)	$(496)
Six months ended June 30, 2020
Balance at beginning of period	$(518)	$873	$(14,868)	$(14,513)
Other comprehensive income (loss) before reclassifications	(297)	14,402	—	14,105
Amounts reclassified from accumulated other comprehensive income (loss)	—	(555)	467	(88)
Net current period other comprehensive income (loss)	(297)	13,847	467	14,017
Balance at end of period	$(815)	$14,720	$(14,401)	$(496)

Three months ended June 30, 2019
Balance at beginning of period	$(530)	$(2,947)	$(15,077)	$(18,554)
Other comprehensive income (loss) before reclassifications	(106)	5,270	—	5,164
Amounts reclassified from accumulated other comprehensive income	—	(31)	261	230
Net current period other comprehensive income (loss)	(106)	5,239	261	5,394
Balance at end of period	$(636)	$2,292	$(14,816)	$(13,160)
Six months ended June 30, 2019
Balance at beginning of period	$(276)	$(7,769)	$(13,236)	(21,281)
Reclassification of income tax effects to retained earnings	—	(681)	(2,102)	(2,783)
Other comprehensive income (loss) before reclassifications	(360)	10,643	—	10,283
Amounts reclassified from accumulated other comprehensive income (loss)	—	99	522	621
Net current period other comprehensive income (loss)	(360)	10,742	522	10,904
Balance at end of period	$(636)	$2,292	$(14,816)	$(13,160)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	June 30,
	2020	2019
Realized gain on sale of investment securities	$674	$166	Net gain on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(103)	(124)	Interest income
	571	42	Total before tax
	(146)	(11)	Income tax expense
	425	31	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	9	17	Salaries and employee benefits
Net actuarial losses (1)	(323)	(366)	Salaries and employee benefits
	(314)	(349)	Total before tax
	81	88	Income tax benefit
	(233)	(261)	Net of tax
Total reclassified for the period	$192	$(230)

	Six months ended
	June 30,
	2020	2019
Realized gain on sale of investment securities	$895	$113	Net gain on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(149)	(245)	Interest income
	746	(132)	Total before tax
	(191)	33	Income tax (expense) benefit
	555	(99)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	18	33	Salaries and employee benefits
Net actuarial losses (1)	(646)	(732)	Salaries and employee benefits
	(628)	(699)	Total before tax
	161	177	Income tax benefit
	(467)	(522)	Net of tax
Total reclassified for the period	$88	$(621)

(1)	These items are included in the computation of net periodic pension expense. See Note 11 – Employee Benefit Plans for additional information.

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the six months ended June 30, 2020.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	57,306	$25.67
PSUs	23,302	25.63

The grant-date fair value for the RSUs granted during the six months ended June 30, 2020 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

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

The grant-date fair values for both the ROAE and the ROAA portions of PSUs granted during the six months ended June 30, 2020 are equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

During the six months ended June 30, 2020, the Company issued a total of 5,403 shares of common stock in-lieu of cash for the annual retainer of four non-employee directors and granted a total of 12,798 restricted shares of common stock to non-employee directors, of which 6,399 shares vested immediately and 6,399 shares will vest after completion of a one-year service requirement. The market value of the stock and restricted stock at the close of the Nasdaq Global Select Market on the date of grant was $17.57.

The following is a summary of restricted stock awards and restricted stock units activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	151,808	$27.80
Granted	93,406	24.55
Vested	(33,433)	28.88
Forfeited	(30,482)	28.43
Outstanding at end of period	181,299	$25.82

At June 30, 2020, there was $3.0 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.2 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during the first six months of 2020 or 2019. There was no unrecognized compensation expense related to unvested stock options as of June 30, 2020. There was no stock option activity for the six months ended June 30, 2020.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Salaries and employee benefits	$228	$310	$532	$461
Other noninterest expense	141	143	169	174
Total share-based compensation expense	$369	$453	$701	$635

(11.)EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service cost	$923	$802	$1,846	$1,604
Interest cost on projected benefit obligation	635	695	1,270	1,390
Expected return on plan assets	(1,284)	(1,184)	(2,568)	(2,368)
Amortization of unrecognized prior service credit	(9)	(17)	(18)	(33)
Amortization of unrecognized net actuarial loss	323	366	646	732
Net periodic benefit expense	$588	$662	$1,176	$1,325

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Commitments to extend credit	$926,730	$820,282
Standby letters of credit	22,929	21,911

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

At June 30, 2020 and December 31, 2019, the allowance for credit losses for unfunded commitments totaled $2.6 million and $0, respectively, and was included in other liabilities on the Company's consolidated statements of financial condition. For the three months ended June 30, 2020 and 2019, credit loss expense for unfunded commitments was $5 thousand and $0, respectively. For the six months ended June 30, 2020 and 2019, credit loss expense for unfunded commitments was $498 thousand and $0, respectively.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2020
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$6,670	$—	$6,670
Mortgage-backed securities	—	462,743	—	462,743
Other assets:
Hedging derivative instruments	—	1	—	1
Other liabilities:
Hedging derivative instruments	—	(659)	—	(659)
Fair value adjusted through comprehensive income	$—	$468,755	$—	$468,755
Other assets:
Derivative instruments - interest rate products	$—	$23,335	$—	$23,335
Derivative instruments - credit contracts	—	32	—	32
Derivative instruments - mortgage banking	—	408	—	408
Other liabilities:
Derivative instruments - interest rate products	—	(23,868)	—	(23,868)
Derivative instruments - credit contracts	—	(54)	—	(54)
Derivative instruments - mortgage banking	—	(138)	—	(138)
Fair value adjusted through net income	$—	$(285)	$—	$(285)
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$6,654	$—	$6,654
Collateral dependent loans	—	—	10,588	10,588
Other assets:
Loan servicing rights	—	—	1,082	1,082
Other real estate owned	—	—	679	679
Total	$—	$6,654	$12,349	$19,003

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2020. There were no liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2020.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.)FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$26,877	$—	$26,877
Mortgage-backed securities	—	391,040	—	391,040
Other assets:
Hedging derivative instruments	—	—	—	—
Fair value adjusted through comprehensive income	$—	$417,917	$—	$417,917
Other assets:
Derivative instruments - interest rate products	$—	$6,419	$—	$6,419
Derivative instruments - credit contracts	—	13	—	13
Derivative instruments - mortgage banking	—	119	—	119
Other liabilities:
Derivative instruments - interest rate products	—	(6,720)	—	(6,720)
Derivative instruments - credit contracts	—	(18)	—	(18)
Derivative instruments - mortgage banking	—	(7)	—	(7)
Fair value adjusted through net income	$—	$(194)	$—	$(194)
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$4,224	$—	$4,224
Collateral dependent impaired loans	—	—	3,630	3,630
Other assets:
Loan servicing rights	—	—	1,129	1,129
Other real estate owned	—	—	468	468
Total	$—	$4,224	$5,227	$9,451

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2019. There were no liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2019.

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2020 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$10,588	Appraisal of collateral (1)	Appraisal adjustments (2)	8% (3)
Loan servicing rights	1,082	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	18.4% (3)
Other real estate owned	679	Appraisal of collateral (1)	Appraisal adjustments (2)	33% (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the six months ended June 30, 2020 and 2019.

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

	Level in	June 30, 2020		December 31, 2019
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$119,610	$119,610	$112,947	$112,947
Securities available for sale	Level 2	469,413	469,413	417,917	417,917
Securities held to maturity, net	Level 2	309,872	320,954	359,000	363,259
Loans held for sale	Level 2	6,654	6,654	4,224	4,224
Loans	Level 2	3,428,917	3,461,937	3,186,875	3,201,814
Loans (1)	Level 3	10,588	10,588	3,630	3,630
Accrued interest receivable	Level 1	12,345	12,345	11,308	11,308
FHLB and FRB stock	Level 2	13,119	13,119	20,637	20,637
Derivative instruments – cash flow hedge	Level 2	1	1	—	—
Derivative instruments – interest rate products	Level 2	23,335	23,335	6,419	6,419
Derivative instruments – credit contracts	Level 2	32	32	13	13
Derivative instruments – mortgage banking	Level 2	408	408	119	119
Financial liabilities:
Non-maturity deposits	Level 1	3,105,439	3,105,439	2,375,486	2,375,486
Time deposits	Level 2	888,569	891,390	1,180,189	1,179,991
Short-term borrowings	Level 1	105,300	105,300	275,500	275,500
Long-term borrowings	Level 2	39,308	44,947	39,273	41,083
Accrued interest payable	Level 1	6,504	6,504	10,942	10,942
Derivative instruments – cash flow hedge	Level 2	659	659	—	—
Derivative instruments – interest rate products	Level 2	23,868	23,868	6,720	6,720
Derivative instruments – credit contracts	Level 2	54	54	18	18
Derivative instruments – mortgage banking	Level 2	138	138	7	7

(1)	Comprised of collateral dependent loans.

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non- Banking	Holding Company and Other	Consolidated Totals
June 30, 2020
Goodwill	$48,536	$17,526	$—	$66,062
Other intangible assets, net	58	8,222	—	8,280
Total assets	4,645,277	35,745	(92)	4,680,930
December 31, 2019
Goodwill	$48,536	$17,526	$—	$66,062
Other intangible assets, net	98	8,763	—	8,861
Total assets	4,346,615	36,733	830	4,384,178

	Banking	Non- Banking	Holding Company and Other	Consolidated Totals
Three months ended June 30, 2020
Net interest income (expense)	$34,798	$—	$(617)	$34,181
Provision for credit losses	(3,746)	—	—	(3,746)
Noninterest income	7,201	2,790	(159)	9,832
Noninterest expense	(23,726)	(2,592)	(376)	(26,694)
Income (loss) before income taxes	14,527	198	(1,152)	13,573
Income tax (expense) benefit	(2,860)	(50)	469	(2,441)
Net income (loss)	$11,667	$148	$(683)	$11,132
Six months ended June 30, 2020
Net interest income (expense)	$68,540	$—	$(1,235)	$67,305
Provision for credit losses	(17,661)	—	—	(17,661)
Noninterest income	14,068	6,054	(328)	19,794
Noninterest expense	(47,504)	(5,778)	(1,134)	(54,416)
Income (loss) before income taxes	17,443	276	(2,697)	15,022
Income tax (expense) benefit	(2,719)	(75)	31	(2,763)
Net income (loss)	$14,724	$201	$(2,666)	$12,259

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.)SEGMENT REPORTING (Continued)

	Banking	Non- Banking	Holding Company and Other	Consolidated Totals
Three months ended June 30, 2019
Net interest income (expense)	$33,082	$—	$(618)	$32,464
Provision for loan losses	(2,354)	—	—	(2,354)
Noninterest income	6,788	2,634	(189)	9,233
Noninterest expense	(21,650)	(2,831)	(522)	(25,003)
Income (loss) before income taxes	15,866	(197)	(1,329)	14,340
Income tax (expense) benefit	(3,315)	43	333	(2,939)
Net income (loss)	$12,551	$(154)	$(996)	$11,401
Six months ended June 30, 2019
Net interest income (expense)	$65,491	$—	$(1,235)	$64,256
Provision for loan losses	(3,547)	—	—	(3,547)
Noninterest income	13,054	5,660	(361)	18,353
Noninterest expense	(43,103)	(5,872)	(1,199)	(50,174)
Income (loss) before income taxes	31,895	(212)	(2,795)	28,888
Income tax (expense) benefit	(6,659)	43	650	(5,966)
Net income (loss)	$25,236	$(169)	$(2,145)	$22,922

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

EXECUTIVE OVERVIEW

Summary of 2020 Second Quarter Results

Net income decreased $269 thousand, or 2%, to $11.1 million for the second quarter of 2020 compared to $11.4 million for the second quarter of 2019. Net income available to common shareholders for the second quarter of 2020 was $10.8 million, or $0.67 per diluted share, compared with $11.0 million, or $0.69 per diluted share, for the second quarter of last year. Return on average common equity was 10.05% and return on average assets was 0.97% for the second quarter of 2020 compared to 11.12% and 1.06%, respectively, for the second quarter of 2019.

Second quarter results were negatively impacted by a higher provision for credit losses of $3.7 million, as compared to $2.4 million in the second quarter of 2019. The higher provision was driven by the adoption of the current expected credit loss (“CECL”) standard and the impact of the COVID-19 pandemic on the economic environment.

Net interest income totaled $34.2 million in the second quarter of 2020, up from $32.5 million in the second quarter of 2019. This increase was primarily the result of a change in the interest-earning asset mix as loans became a larger percentage of the portfolio. Average loans were up $270.5 million in the second quarter of 2020 compared to the same quarter in 2019.

The provision for credit losses - loans was $3.7 million in the second quarter of 2020 compared to $2.4 million in the second quarter of 2019. Net charge-offs during the recent quarter were $786 thousand, down from $1.2 million in the second quarter of 2019. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.09% during the second quarter of 2020 compared with 0.16% in the second quarter of 2019. See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the increase in the provision for credit losses - loans and the decrease in net charge-offs.

Noninterest income totaled $9.8 million in the second quarter of 2020, compared to $9.2 million in the second quarter of 2019. The increase was primarily attributed to increases in income from derivative instruments, net, and net gain on investment securities, partially offset by a decrease in service charges on deposits. Income from derivative instruments of $1.9 million was recognized in the second quarter of 2020 driven primarily by an increase in the number and value of interest rate swap transactions executed. The Company sold investment securities during the second quarter of 2020 generating a net gain of $674 thousand as compared to a net gain of $166 thousand in the second quarter of 2019. The Company recognized $480 thousand in service charges on deposits in the second quarter of 2020 as compared to $1.8 million in the second quarter of 2019 as a result of the Company’s COVID-19 relief initiatives of waiving or eliminating fees, implemented on March 23, 2020.

Noninterest expense in the second quarter of 2020 totaled $26.7 million compared with $25.0 million in the second quarter of 2019. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits and professional services. The increase in salaries and employee benefits was primarily a result of incentive compensation, the full quarter impact of annual merit increases, COVID-19-related incremental pay to front-line retail associates, expenses related to the departure of a senior officer and higher medical expenses during the second quarter of 2020. The increase in professional services was primarily related to the timing of fees for consulting and advisory projects.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 10.27%, and 12.83%, respectively, at June 30, 2020. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

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

•

Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.

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

Effective March 23, 2020 through July 9, 2020, for consumer customers, the Bank waived early CD penalty fees for withdrawals up to $20,000 (limited to one penalty-free withdrawal per CD account); eliminated all insufficient funds (overdrafts) and returned item fees; eliminated all Pay by Phone fees; waived all late fees; offered the opportunity for monthly mortgage, home equity loan or home equity line payment relief; offered the opportunity to defer unsecured consumer loans or lines of credit and secured consumer loans and lines of credit payments; and offered unsecured personal loans up to $5,000, up to 60 months at 2.95% APR subject to credit approval (additional terms and conditions may apply).

Business customers are being faced with challenging and unique circumstances. The Bank’s relationship bankers are highly skilled in providing tailored financial solutions designed to meet the specific, individual needs of each business and they are actively reaching out to each business customer to understand how the Bank can help, given each unique business circumstance.

As of July 20, 2020, we have helped more than 1,700 customers obtain more than $270 million in loans through the PPP.  Additionally, approximately 22% of our commercial loan and mortgage customers, 5% of our residential real estate loans and lines customers and 11% of our indirect loans customers have received payment deferrals.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 77% of revenue during the six months ended June 30, 2020. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest income per consolidated statements of income	$39,759	$42,648	$81,412	$84,162
Adjustment to fully taxable equivalent basis	233	289	479	591
Interest income adjusted to a fully taxable equivalent basis	39,992	42,937	81,891	84,753
Interest expense per consolidated statements of income	5,578	10,184	14,107	19,906
Net interest income on a taxable equivalent basis	$34,414	$32,753	$67,784	$64,847

Analysis of Net Interest Income for the Three Months Ended June 30, 2020 and 2019

Net interest income on a taxable equivalent basis for the three months ended June 30, 2020, was $34.4 million, an increase of $1.7 million versus the comparable quarter last year of $32.8 million. The increase in net interest income was due primarily to an increase in average loans of $270.5 million, or 9%, compared to the second quarter of 2019, partially offset by a decrease in investment securities of $79.0 million, or 9%, compared to the second quarter of 2019. The decrease in investment securities is primarily the result of the redeployment of assets from investment securities into loans, resulting in loans comprising a higher percentage of total interest-earning assets.

Our net interest margin for the second quarter of 2020 was 3.23%, five-basis points lower than 3.28% for the same period in 2019. This comparable period decrease was a function of a 12-basis point lower contribution from net free funds, partially offset by a seven-basis point increase in the interest rate spread. The higher interest rate spread was a result of a 53-basis point decrease in the yield on average interest-earning assets and a 60-basis point decrease in the cost of average interest-bearing liabilities.

For the second quarter of 2020, the yield on average interest earning assets of 3.76% was 53-basis points lower than the second quarter of 2019 of 4.29%. Loan yields decreased 68 basis points during the second quarter of 2020 to 4.14% from 4.82%. The yield on investment securities increased ten-basis points during the second quarter of 2020 to 2.48% from 2.38%. Overall, the earning asset rate changes decreased interest income by $5.6 million during the second quarter of 2020 and a favorable volume variance increased interest income by $2.6 million, which collectively drove a $2.9 million decrease in interest income.

Average interest-earning assets were $4.27 billion for the second quarter of 2020 compared to $4.01 billion for the second quarter of 2019, an increase of $265.5 million, or 7%, from the comparable quarter last year, with average loans up $270.5 million from $3.14 billion to $3.41 billion and average securities down $79.0 million from $845.6 million to $766.6 million. The growth in average loans reflected increases in the commercial loans and residential real estate loans categories. Commercial loans, in particular, were up $303.0 million from $1.59 billion to $1.89 billion, or 19%, from the second quarter of 2019. The increase in commercial loans was primarily driven by the PPP loans.  Residential real estate loans were up $41.3 million, partially offset by a decrease of $8.3 million in residential real estate lines. Consumer indirect loans and other consumer loans decreased by $64.9 million and $566 thousand, respectively.  Loans comprised 79.9% of average interest-earning assets during the second quarter of 2020 compared to 78.4% during the second quarter of 2019. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.14% for the second quarter of 2020, a decrease of 68-basis points compared to 4.82% for the comparable quarter in 2019. An unfavorable rate variance resulted in a $5.6 million decrease in interest income, partially offset by an increase of $3.0 million due to the increase in the volume of average loans. Securities represented 17.9% of average interest-earning assets during the second quarter of 2020 compared to 21.1% during the second quarter of 2019. The decrease in the volume of average securities resulted in a $482 thousand decrease in interest income, partially offset by a $212 thousand increase due to the favorable rate variance.

The cost of average interest-bearing liabilities of 0.71% in the second quarter of 2020 compared to 1.31% in the second quarter of 2019, was 60-basis points lower. The cost of average interest-bearing deposits decreased 45-basis points from 1.07% to 0.62% and the cost of short-term borrowings decreased 168-basis points from 2.71% to 1.03% in the second quarter of 2020 compared to the same quarter of 2019. The decrease in the cost of short-term borrowings was a result of decreases in the federal funds rate. The cost of long-term borrowings for the second quarter of 2020 decreased one-basis point from 6.30% to 6.29% compared to the same quarter of 2019. Overall, interest-bearing liability rate and volume decreases resulted in $4.6 million of lower interest expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-bearing liabilities of $3.18 billion in the second quarter of 2020 were $59.5 million, or 2%, higher than the second quarter of 2019. On average, interest-bearing deposits grew $272.6 million from $2.75 billion to $3.03 billion, and noninterest-bearing demand deposits (a principal component of net free funds) were up $198.0 million from $714.2 million to $912.2 million. The increase in average deposits was driven by PPP loan proceeds, successful business development efforts in retail banking, an increase in reciprocal deposit programs, and higher utilization of brokered deposits as a funding source. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in a $2.7 million decrease in interest expense during the second quarter of 2020. Average borrowings decreased $213.1 million from $362.7 million to $149.6 million compared to the second quarter of 2019. Overall, short and long-term borrowing rate and volume changes resulted in $1.9 million of lower interest expense during the second quarter of 2020.

Analysis of Net Interest Income for the Six Months Ended June 30, 2020 and 2019

Net interest income on a taxable equivalent basis for the six months ended June 30, 2020, was $67.8 million, an increase of $2.9 million versus the comparable period last year of $64.8 million. The increase in net interest income was due primarily to an increase in average earning assets of $161.6 million or 4% compared to the first six months of 2019.

The net interest margin for the first six months of 2020 was 3.27%, one-basis point higher than 3.26% for the same period in 2019. This comparable period increase was a function of an eight-basis point increase in interest rate spread, partially offset by a seven-basis point lower contribution from net free funds. The higher interest rate spread was a result of a 39-basis point decrease in the cost of average interest-bearing liabilities and a 31-basis point decrease in the yield on average interest-earning assets.

For the first six months of 2020, the yield on average earning assets of 3.95% was 31-basis points lower than the first six months of 2019 of 4.26%. Loan yields decreased 43-basis points during the first six months of 2020 to 4.37% from 4.80%. The yield on investment securities increased ten-basis points during the first six months of 2020 to 2.48% from 2.38%. Overall, the earning asset rate changes decreased interest income by $6.6 million during the first six months of 2020 and a favorable volume variance increased interest income by $3.7 million, which collectively drove a $2.9 million decrease in interest income.

Average interest-earning assets were $4.16 billion for the first six months of 2020 compared to $4.00 billion for the first six months of 2019, an increase of $161.6 million, or 4%, from the comparable period last year, with average loans up $196.8 million from $3.12 billion to $3.31 billion and average securities down $92.9 million from $866.1 million to $773.3 million. The growth in average loans reflected increases in the commercial loans and residential real estate loans categories. Commercial loans, in particular, were up $224.6 million from $1.56 billion to $1.78 billion, or 9%, from the first six months of 2019. Loans represented 79.6% of average interest-earning assets during the first six months of 2020 compared to 77.9% during the first six months of 2019. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.37% for the first six months of 2020, a decrease of 43-basis points compared to 4.80% for first six months of 2019. An unfavorable rate variance resulted in a $6.8 million decrease in interest income, partially offset by an increase of $4.6 million due to the increase in the volume of average loans. Securities represented 18.6% of average interest-earning assets during first six months of 2020 compared to 21.6% during the first six months of 2019. The decrease in the volume of average securities resulted in a $1.1 million decrease in interest income, partially offset by a $443 thousand increase due to the favorable rate variance.

The cost of average interest-bearing liabilities of 0.90% in the first six months of 2020 compared to 1.29% in the first six months of 2019 was 39-basis points lower than the first six months of 2019. The cost of average interest-bearing deposits decreased 26-basis points from 1.05% to 0.79% and the cost of short-term borrowings decreased 102-basis points from 2.71% to 1.69% in the first six months of 2020 compared to the same period of 2019. The decrease in the cost of short-term borrowings was a result of decreases in the federal funds rate. The cost of long-term borrowings for the first six months of 2020 decreased one-basis point from 6.30% to 6.29% in the first six months of 2020 compared to the same period of 2019. Overall, interest-bearing liability rate and volume decreases resulted in $5.8 million of lower interest expense.

Average interest-bearing liabilities of $3.16 billion in the first six months of 2020 were $49.8 million, or 2%, higher than the first six months of 2019. On average, interest-bearing deposits grew $244.6 million from $2.73 billion to $2.98 billion, and noninterest-bearing demand deposits (a principal component of net free funds) were up $96.4 million from $720.7 million to $817.1 million. The increase in average deposits was driven by PPP loans, successful business development efforts in retail banking, an increase in reciprocal deposit programs, and higher utilization of brokered deposits as a funding source. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $2.5 million of lower interest expense during the first six months of 2020. Average borrowings decreased $194.8 million from $374.2 million to $179.3 million compared to the first six months of 2019. Overall, short and long-term borrowing rate and volume changes resulted in $3.3 million of lower interest expense during the first six months of 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended June 30,
	2020			2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$92,214	$24	0.10%	$18,145	$89	1.98%
Investment securities (1):
Taxable	585,970	3,662	2.50	621,936	3,664	2.36
Tax-exempt (2)	180,666	1,109	2.46	223,688	1,377	2.46
Total investment securities	766,636	4,771	2.49	845,624	5,041	2.38
Loans:
Commercial business	757,588	6,537	3.47	577,884	7,764	5.39
Commercial mortgage	1,133,832	12,185	4.32	1,010,544	13,177	5.23
Residential real estate loans	581,651	5,333	3.67	540,390	5,194	3.85
Residential real estate lines	99,543	922	3.72	107,826	1,423	5.29
Consumer indirect	827,030	9,799	4.77	891,967	9,761	4.39
Other consumer	15,155	421	11.19	15,721	488	12.44
Total loans	3,414,799	35,197	4.14	3,144,332	37,807	4.82
Total interest-earning assets	4,273,649	39,992	3.76	4,008,101	42,937	4.29
Less: Allowance for credit losses	(44,585)			(34,365)
Other noninterest-earning assets	395,296			326,518
Total assets	$4,624,360			$4,300,254
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$712,300	$242	0.14%	$660,747	346	0.21%
Savings and money market	1,329,632	1,041	0.31	996,878	1,098	0.44
Time deposits	984,832	3,394	1.39	1,096,544	5,934	2.17
Total interest-bearing deposits	3,026,764	4,677	0.62	2,754,169	7,378	1.07
Short-term borrowings	110,272	284	1.03	323,461	2,189	2.71
Long-term borrowings	39,297	617	6.29	39,227	617	6.30
Total borrowings	149,569	901	2.41	362,688	2,806	3.10
Total interest-bearing liabilities	3,176,333	5,578	0.71	3,116,857	10,184	1.31
Noninterest-bearing demand deposits	912,238			714,205
Other noninterest-bearing liabilities	90,350			53,781
Shareholders’ equity	445,439			415,411
Total liabilities and shareholders’ equity	$4,624,360			$4,300,254
Net interest income (tax-equivalent)		$34,414			$32,753
Interest rate spread			3.05%			2.98%
Net earning assets	$1,097,316			$891,244
Net interest margin (tax-equivalent)			3.23%			3.28%
Ratio of average interest-earning assets to average interest-bearing liabilities			134.55%			128.59%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21% for each of the three-month periods ended June 30, 2020 and 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2020			2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$75,761	$235	0.62%	$18,050	$191	2.14%
Investment securities (1):
Taxable	587,576	7,319	2.49	637,655	7,471	2.34
Tax-exempt (2)	185,689	2,280	2.46	228,483	2,818	2.47
Total investment securities	773,265	9,599	2.48	866,138	10,289	2.38
Loans:
Commercial business	664,237	13,051	3.95	562,618	15,007	5.38
Commercial mortgage	1,117,247	25,499	4.59	994,271	25,750	5.22
Residential real estate loans	580,029	10,781	3.72	534,986	10,323	3.86
Residential real estate lines	101,111	2,105	4.19	108,673	2,850	5.29
Consumer indirect	836,915	19,718	4.74	901,556	19,361	4.33
Other consumer	15,310	903	11.87	15,972	982	12.40
Total loans	3,314,849	72,057	4.37	3,118,076	74,273	4.80
Total interest-earning assets	4,163,875	81,891	3.95	4,002,264	84,753	4.26
Less: Allowance for loan losses	(42,600)			(34,498)
Other noninterest-earning assets	378,968			323,904
Total assets	$4,500,243			$4,291,670
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$689,917	$586	0.17%	$664,577	$682	0.21%
Savings and money market	1,236,630	2,622	0.43	981,439	2,083	0.43
Time deposits	1,050,784	8,488	1.62	1,086,670	11,412	2.12
Total interest-bearing deposits	2,977,331	11,696	0.79	2,732,686	14,177	1.05
Short-term borrowings	140,049	1,176	1.69	334,939	4,494	2.71
Long-term borrowings	39,288	1,235	6.29	39,218	1,235	6.30
Total borrowings	179,337	2,411	2.70	374,157	5,729	3.08
Total interest-bearing liabilities	3,156,668	14,107	0.90	3,106,843	19,906	1.29
Noninterest-bearing demand deposits	817,106			720,727
Other noninterest-bearing liabilities	83,141			55,876
Shareholders’ equity	443,328			408,224
Total liabilities and shareholders’ equity	$4,500,243			$4,291,670
Net interest income (tax-equivalent)		$67,784			$64,847
Interest rate spread			3.05%			2.97%
Net earning assets	$1,007,207			$895,421
Net interest margin (tax-equivalent)			3.27%			3.26%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.91%			128.82%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21% for each of the six-month periods ended June 30, 2020 and 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended June 30, 2020 vs. 2019			Six months ended June 30, 2020 vs. 2019
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$84	$(149)	$(65)	$257	$(213)	$44
Investment securities:
Taxable	(218)	216	(2)	(608)	456	(152)
Tax-exempt	(264)	(4)	(268)	(525)	(13)	(538)
Total investment securities	(482)	212	(270)	(1,133)	443	(690)
Loans:
Commercial business	2,013	(3,240)	(1,227)	2,421	(4,377)	(1,956)
Commercial mortgage	1,492	(2,484)	(992)	2,992	(3,243)	(251)
Residential real estate loans	385	(246)	139	847	(389)	458
Residential real estate lines	(102)	(399)	(501)	(188)	(557)	(745)
Consumer indirect	(738)	776	38	(1,445)	1,802	357
Other consumer	(17)	(50)	(67)	(40)	(39)	(79)
Total loans	3,033	(5,643)	(2,610)	4,587	(6,803)	(2,216)
Total interest income	2,635	(5,580)	(2,945)	3,711	(6,573)	(2,862)
Interest expense:
Deposits:
Interest-bearing demand	25	(129)	(104)	25	(121)	(96)
Savings and money market	310	(367)	(57)	541	(2)	539
Time deposits	(557)	(1,983)	(2,540)	(366)	(2,558)	(2,924)
Total interest-bearing deposits	(222)	(2,479)	(2,701)	200	(2,681)	(2,481)
Short-term borrowings	(982)	(923)	(1,905)	(2,020)	(1,298)	(3,318)
Long-term borrowings	1	(1)	—	2	(2)	—
Total borrowings	(981)	(924)	(1,905)	(2,018)	(1,300)	(3,318)
Total interest expense	(1,203)	(3,403)	(4,606)	(1,818)	(3,981)	(5,799)
Net interest income	$3,838	$(2,177)	$1,661	$5,529	$(2,592)	$2,937

Provision for Credit Losses

The provision for credit losses for the three and six months ended June 30, 2020 was $3.7 million and $17.2 million, respectively, compared to $2.4 million and $3.5 million for the corresponding periods in 2019. The increase was driven by the adoption of the CECL standard, higher net charge-offs in the first quarter of 2020 and deterioration in the economic environment as a result of the COVID-19 pandemic, which adversely impacted our unemployment forecast, the designated loss driver for our CECL model. The increase in net charge-offs in the first six months of 2020 is primarily attributable to one commercial credit that was downgraded and partially charged-off during the first quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of the COVID-19 pandemic.  The provision for credit losses - loans varies based primarily on forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service charges on deposits	$480	$1,756	$2,067	$3,436
Insurance income	819	872	2,168	2,250
ATM and debit card	1,776	1,739	3,378	3,182
Investment advisory	2,251	2,327	4,497	4,543
Company owned life insurance	462	424	927	834
Investments in limited partnerships	(244)	144	(31)	376
Loan servicing	50	104	57	214
Income from derivative instruments, net	1,940	(45)	2,686	123
Net gain on sale of loans held for sale	731	407	1,035	589
Net gain (loss) on investment securities	674	166	895	113
Net gain on other assets	(1)	9	63	58
Net loss on tax credit investments	(40)	—	(80)	—
Other	934	1,330	2,132	2,635
Total noninterest income	$9,832	$9,233	$19,794	$18,353

Service charges on deposits decreased $1.3 million, or 73%, to $480 thousand for the second quarter of 2020 compared to $1.8 million for the second quarter of 2019. For the first six months of 2020, service charges on deposits decreased $1.4 million, or 40%, to $2.1 million compared to $3.4 million for the first six months of 2019. The decreases were primarily due to our COVID-19 relief initiatives implemented on March 23, 2020, including waiving or eliminating certain fees.

Income (loss) from investments in limited partnerships decreased $388 thousand, to a loss of $244 thousand for the second quarter of 2020 compared to income of $144 thousand for the second quarter of 2019. For the first six months of 2020, income (loss) from investments in limited partnerships decreased $407 thousand, to a loss of $31 thousand compared to income of $376 thousand for the first six months of 2019. We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income from these equity method investments fluctuates based on the maturity and performance of the underlying investments.

Loan servicing income was $50 thousand for the second quarter of 2020 compared to a $104 thousand for the second quarter of 2019. For the first six months of 2020, loan servicing income was $57 thousand compared to $214 thousand for the first six months of 2019. The decrease was primarily due to the impact of lower interest rates on prepayment and refinancing activities in the mortgage service right (“MSR”) portfolio.  Additionally, in the first quarter of 2020, we recognized a valuation write-down of the MSR portfolio due to the impact of lower interest rates on prepayment assumptions.

Income from derivative instruments, net increased $2.0 million to $1.9 million for the second quarter of 2020 compared to a loss of $45 thousand for the second quarter of 2019. For the first six months of 2020, income from derivative instruments, net increased $2.6 million to $2.7 million compared to $123 thousand for the first six months of 2019. The increases were primarily the result of an increase in the number and value of interest rate swap transactions executed.
Net gain on investment securities was $674 thousand for the second quarter of 2020 compared to a $166 thousand for the second quarter of 2019. For the first six months of 2020, net gain on investment securities was $895 thousand compared to $113 thousand for the first six months of 2019. The net gain in the current quarter is attributable to the management of premium risk achieved through the sale of $25.4 million of fixed rate mortgage backed securities with higher expected prepayment speeds. Proceeds were reinvested in current coupon bonds, with lower anticipated prepayment behavior.

Other noninterest income was $934 thousand for the second quarter of 2020 compared to a $1.3 million for the second quarter of 2019. For the first six months of 2020, other noninterest income was $2.1 million compared to $2.6 million for the first six months of 2019. The decrease was due to lower pay-by-phone fees associated with our COVID-19 consumer relief initiatives, coupled with the impact of stay-at-home orders that reduced certain volume-based fees like merchant revenue and correspondent credit card fees.  Our FHLB dividends have also declined year-over-year due to the lower level of FHLB borrowings in 2020 versus 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Salaries and employee benefits	$15,074	$13,249	$30,088	$27,250
Occupancy and equipment	3,388	3,252	7,144	6,725
Professional services	1,580	932	3,732	2,090
Computer and data processing	2,699	2,424	5,372	4,760
Supplies and postage	517	498	1,070	1,032
FDIC assessments	539	486	911	998
Advertising and promotions	545	1,086	1,100	1,606
Amortization of intangibles	287	316	581	639
Other	2,065	2,760	4,418	5,074
Total noninterest expense	$26,694	$25,003	$54,416	$50,174

Salaries and employee benefits expense increased by $1.8 million, or 14%, to $15.1 million for the second quarter of 2020 compared to $13.2 million for the second quarter of 2019. For the first six months of 2020, salaries and employee benefits expense increased by $2.8 million, or 10%, to $30.1 compared to $27.3 million for the first six months of 2019. The increases were primarily the result of incentive compensation (including producer incentives and commissions), annual merit increases, COVID-19-related incremental pay to front-line retail associates, expense related to the departure of a senior officer on June 26, 2020 and higher medical expense.

Professional services expense increased $648 thousand, or 70%, to $1.6 million for the second quarter of 2020 compared to $932 thousand for the second quarter of 2019. For the first six months of 2020, professional services expense increased $1.6 million, or 79%, to $3.7 million compared to $2.1 million for the first six months of 2019. The increase was primarily due to the timing of audit fees and fees for consulting and advisory projects, including fees related to the Bank’s derivative instruments program. Consulting fees related to our improvement initiatives totaled $353 thousand and $952 thousand for the three and six month periods ended June 30, 2020, respectively, and $130 thousand and $213 thousand for the three and six month periods ended June 30, 2019, respectively.

Advertising and promotions expense decreased $541 thousand, or 50%, to $545 thousand for the second quarter of 2020 compared to $1.1 million for the second quarter of 2019. For the first six months of 2020, advertising and promotions expense decreased $506 thousand, or 32%, to $1.1 million compared to $1.6 million for the first six months of 2019. Advertising and promotions expense was reduced in March 2020 when the COVID-19 pandemic impacted operations in Western New York.

Other expense decreased $695 thousand, or 25%, to $2.1 million for the second quarter of 2020 compared to $2.8 million for the second quarter of 2019. For the first six months of 2020, other expense decreased $656 thousand, or 13%, to $4.4 million compared to $5.1 million for the first six months of 2019.  The decreases were primarily due to lower education, travel and business development expenses as a result of the stay-at home orders implemented in response to the COVID-19 pandemic, combined with lower expense incurred in connection with indirect consumer lending activity, which was significantly lower in the second quarter of 2020.

Our efficiency ratio for the first six months of 2020 was 62.78% compared with 60.39% for the first six months of 2019. The higher efficiency ratio is a result of the higher noninterest expenses associated with our improvement initiatives and COVID-related impacts on noninterest income and noninterest expenses. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the six months ended June 30, 2020, we recorded income tax expense of $2.8 million, versus $6.0 million for the same period in the prior year. In the first six months of 2020, the Company recognized tax credit investments resulting in a $393 thousand reduction in income tax expense and an $80 thousand net loss recorded in noninterest income.

Our effective tax rates for the first six months of 2020 and 2019 were 18.4% and 20.7%, respectively. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate for 2020 and 2019 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$6,229	$6,670	$26,440	$26,877
Mortgage-backed securities:
Agency mortgage-backed securities	442,651	462,301	389,412	390,422
Non-Agency mortgage-backed securities	—	442	—	618
Total available for sale securities	448,880	469,413	415,852	417,917
Securities held to maturity:
State and political subdivisions	159,530	164,605	192,215	196,018
Mortgage-backed securities	150,350	156,349	166,785	167,241
Total held to maturity securities	309,880	320,954	359,000	363,259
Allowance for credit losses - securities	(8)
Total held to maturity securities, net	309,872
Total investment securities	$758,752	$790,367	$774,852	$781,176

The available for sale (“AFS”) investment securities portfolio increased $51.5 million from $417.9 million at December 31, 2019 to $469.4 million at June 30, 2020. The AFS portfolio had net unrealized gains of $20.5 million and $2.1 million at June 30, 2020 and December 31, 2019, respectively. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of June 30, 2020. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—%	$6,229	2.43%	$—	—%	$—	—%	$6,229	2.43%
Mortgage-backed securities	—	—	34,894	2.44	156,094	2.43	251,663	2.11	442,651	2.25
	—	—	41,123	2.44	156,094	2.43	251,663	2.11	448,880	2.25
Held to maturity debt securities:
State and political subdivisions	50,075	2.27	104,311	1.95	5,144	1.93	—	—	159,530	2.05
Mortgage-backed securities	—	—	2,386	2.30	17,109	2.19	130,855	2.51	150,350	2.47
	50,075	2.27	106,697	1.96	22,253	2.13	130,855	2.51	309,880	2.26
Total investment securities	$50,075	2.27%	$147,820	2.09%	$178,347	2.39%	$382,518	2.25%	$758,760	2.25%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the six months ended June 30, 2020 and 2019 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Commercial business	$818,691	23.5%	$572,040	17.8%
Commercial mortgage	1,140,326	32.7	1,106,283	34.3
Total commercial	1,959,017	56.2	1,678,323	52.1
Residential real estate loans	585,035	16.8	572,350	17.8
Residential real estate lines	97,427	2.8	104,118	3.2
Consumer indirect	828,105	23.7	850,052	26.4
Other consumer	16,237	0.5	16,144	0.5
Total consumer	1,526,804	43.8	1,542,664	47.9
Total loans	3,485,821	100.0%	3,220,987	100.0%
Less: Allowance for credit losses	46,316		30,482
Total loans, net	$3,439,505		$3,190,505

Total loans increased $264.8 million to $3.49 billion at June 30, 2020 from $3.22 billion at December 31, 2019. The increase in loans was primarily due to the PPP loans in our commercial business portfolio.

Commercial loans increased $280.7 million during the six months ended June 30, 2020 and represented 56.2% of total loans as of June 30, 2020 as a result of the PPP loans.

The consumer indirect portfolio totaled $828.1 million and represented 23.7% of total loans as of June 30, 2020. During the first six months of 2020, we originated $135.6 million in indirect auto loans with a mix of approximately 30% new auto and 70% used auto. During the first six months of 2019, we originated $158.5 million in indirect auto loans with a mix of approximately 33% new auto and 67% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $6.7 million and $4.2 million as of June 30, 2020 and December 31, 2019, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $200.4 million and $189.8 million as of June 30, 2020 and December 31, 2019, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Credit Losses - Loans

The following table summarizes the activity in the allowance for credit losses - loans for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Allowance for credit losses - loans, beginning of period, prior to adoption of ASC 326			$30,482	$33,914
Impact of adopting ASC 326			9,594	—
Allowance for credit losses - loans, beginning of period, after adoption of ASC 326	43,356	33,327	40,076	33,914
Charge-offs:
Commercial business	25	138	8,266	268
Commercial mortgage	1,072	3	1,072	3
Residential real estate loans	2	87	100	118
Residential real estate lines	—	2	-	2
Consumer indirect	2,554	2,700	5,978	5,682
Other consumer	70	243	339	552
Total charge-offs	3,723	3,173	15,755	6,625
Recoveries:
Commercial business	1,483	128	1,541	231
Commercial mortgage	—	—	—	17
Residential real estate loans	8	11	18	17
Residential real estate lines	-	3	3	5
Consumer indirect	1,379	1,678	3,047	3,102
Other consumer	67	106	217	226
Total recoveries	2,937	1,926	4,826	3,598
Net charge-offs	786	1,247	10,929	3,027
Provision for credit losses - loans	3,746	2,354	17,169	3,547
Allowance for credit losses - loans, end of period	$46,316	$34,434	$46,316	$34,434

Net loan charge-offs to average loans (annualized)	0.09%	0.16%	0.66%	0.20%
Allowance for credit losses - loans to total loans	1.33%	1.09%	1.33%	1.09%
Allowance for credit losses - loans to non-performing loans	351%	300%	351%	300%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net charge-offs of $786 thousand in the second quarter of 2020 represented 0.09% of average loans on an annualized basis compared to $1.2 million, or 0.16%, in the second quarter of 2019. For the six months ended June 30, 2020, net charge-offs of $10.9 million represented 0.66% of average loans, compared to $3.0 million or 0.20% of average loans for the same period in 2019. The increase in net charge-offs in the six months ended June 30, 2020 was primarily due to an $8.2 million partial charge-off of an $11.9 million commercial loan downgraded in the first quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of the COVID-19 pandemic.  The allowance for credit losses - loans was $46.3 million at June 30, 2020, compared with $30.5 million at December 31, 2019. The ratio of the allowance for credit losses -loans to total loans was 1.33% and 0.95% at June 30, 2020 and December 31, 2019, respectively. The ratio of allowance for credit losses - loans to non-performing loans was 351% at June 30, 2020, compared with 353% at December 31, 2019.

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	June 30, 2020	December 31, 2019
Nonaccrual loans:
Commercial business	$4,918	$1,177
Commercial mortgage	4,140	3,146
Residential real estate loans	2,992	2,484
Residential real estate lines	177	102
Consumer indirect	868	1,725
Other consumer	30	—
Total nonaccrual loans	13,125	8,634
Accruing loans 90 days or more delinquent	57	6
Total non-performing loans	13,182	8,640
Foreclosed assets	679	468
Total non-performing assets	$13,861	$9,108
Non-performing loans to total loans	0.38%	0.27%
Non-performing assets to total assets	0.30%	0.21%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at June 30, 2020 were $13.9 million, an increase of $4.8 million from the $9.1 million balance at December 31, 2019. The primary component of non-performing assets is non-performing loans, which were $13.2 million or 0.38% of total loans at June 30, 2020, compared with $8.6 million or 0.27% of total loans at December 31, 2019. The increase in non-performing loans in the six months ended June 30, 2020 is primarily due to an $11.9 million commercial loan downgraded, with $8.2 million charged-off, in the first quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of the COVID-19 pandemic.

Approximately $1.5 million, or 12%, of the $13.1 million in non-performing loans as of June 30, 2020 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are TDRs of $3.4 million and $297 thousand at June 30, 2020 and December 31, 2019, respectively. There were no TDRs accruing interest as of June 30, 2020 and one TDR of $550 thousand was accruing interest as of December 31, 2019.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented two properties totaling $679 thousand at June 30, 2020 and three properties totaling $468 thousand at December 31, 2019.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $9.9 million and $14.6 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2020 and December 31, 2019, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,008,958	25.3%	$707,752	19.9%
Interest-bearing demand	727,676	18.2	627,842	17.7
Savings and money market	1,368,805	34.3	1,039,892	29.2
Time deposits < $250,000	706,781	17.6	893,177	25.1
Time deposits of $250,000 or more	181,788	4.6	287,012	8.1
Total deposits	$3,994,008	100.0%	$3,555,675	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2020, total deposits were $3.99 billion, representing an increase of $438.3 million from December 31, 2019. The increase was driven by growth in nonpublic deposits and the reciprocal deposit portfolio.  Time deposits were approximately 22% and 33% of total deposits at June 30, 2020 and December 31, 2019, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.51 billion and $2.16 billion at June 30, 2020 and December 31, 2019, respectively, and represented 63% and 61% of total deposits as of the end of each period, respectively. The increase in nonpublic deposits was in part attributable to PPP loan proceeds received by customers.  We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $899.4 million and $860.7 million at June 30, 2020 and December 31, 2019, respectively, and represented 23% and 24% of total deposits as of the end of each period, respectively. The decrease in public deposits during 2020 was due largely to seasonality.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all reciprocal deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of EGRRCPA, reciprocal deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits.  Reciprocal deposits totaled $220.6 million and $196.5 million, respectively, at June 30, 2020, compared to $157.9 million and $172.0 million, respectively, at December 31, 2019. Reciprocal deposits represented 10% and 9% of total deposits as of the end of each period, respectively.

Brokered deposits totaled $167.0 million and $208.8 million at June 30, 2020 and December 31, 2019, respectively, and represented 4% and 6% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	June 30,	December 31,
	2020	2019
Short-term borrowings - FHLB	$105,300	$275,500
Long-term borrowings - Subordinated notes, net	39,308	39,273
Total borrowings	$144,608	$314,773

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at June 30, 2020 consisted of $105.3 million in short-term borrowings. The maximum amount of short-term FHLB borrowings outstanding at any month-end during the six months ended June 30, 2020 was $198.9 million. Short-term FHLB borrowings at December 31, 2019 consisted of $10.0 million in overnight borrowings and $265.5 million in short-term borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $142.8 million of immediate credit capacity with the FHLB as of June 30, 2020. We had approximately $614.0 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at June 30, 2020. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of June 30, 2020 and December 31, 2019. Additionally, we had approximately $176.3 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At June 30, 2020, no amounts have been drawn on the line of credit.

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy.  While funding pressures have not occurred, management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows.  As of June 30, 2020, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $105.3 million outstanding at June 30, 2020. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $901.8 million from various funding sources which include the FHLB, the FRB, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2020. The line of credit has a one-year term and matures in May 2021. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $119.6 million as of June 30, 2020, up $6.7 million from $112.9 million as of December 31, 2019. Net cash provided by operating activities totaled $10.2 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $262.6 million, which included outflows of $276.4 million for net loan originations, and was partially offset by inflows of $15.8 million from net investment securities transactions. Net cash provided by financing activities of $259.0 million was attributed to a $438.3 million increase in deposits, partially offset by a $170.2 million decrease in short-term borrowings and by $8.9 million in dividend payments.

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

Shareholders’ equity was $448.0 million at June 30, 2020, an increase of $9.1 million from $438.9 million at December 31, 2019. Net income for the six months ended June 30, 2020 increased shareholders’ equity by $12.3 million, offset by an $8.7 million cumulative effect adjustment from the adoption of ASC 326 and common and preferred stock dividends declared of $9.1 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $14.0 million during the first six months of 2020 due primarily to higher net unrealized gains on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015 and was fully phased-in on January 1, 2019. As of June 30, 2020, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The following table reflects the ratios and their components (dollars in thousands):

	June 30,	December 31,
	2020	2019
Common shareholders’ equity	$430,717	$421,619
Add: CECL transitional amount	10,402	—
Less: Goodwill and other intangible assets	71,393	71,987
Net unrealized gain (loss) on investment securities (1)	14,720	873
Hedging derivative instruments	(815)	(518)
Net periodic pension and postretirement benefits plan adjustments	(14,401)	(14,868)
Other	—	—
Common Equity Tier 1 (“CET1”) Capital	370,222	364,145
Plus: Preferred stock	17,328	17,328
Less: Other	—	—
Tier 1 Capital	387,550	381,473
Plus: Qualifying allowance for credit losses	35,531	30,482
Subordinated Notes	39,308	39,273
Total regulatory capital	$462,389	$451,228
Adjusted average total assets (for leverage capital purposes)	$4,563,558	$4,237,596
Total risk-weighted assets	$3,603,256	$3,533,281
Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.49%	9.00%
CET1 Capital (CET1 capital to total risk-weighted assets)	10.27	10.31
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.76	10.80
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.83	12.77

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

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

The following table presents actual and required capital ratios as of June 30, 2020 and December 31, 2019 for the Company and the Bank under the BCBS Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the BCBS Capital Rules and the minimum required capital levels as of January 1, 2019 when the BCBS Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the BCBS Capital Rules (in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Tier 1 leverage:
Company	$387,550	8.49%	$182,542	4.00%	$228,178	5.00%
Bank	414,570	9.10	182,278	4.00	227,848	5.00
CET1 capital:
Company	370,222	10.27	252,228	7.00	234,212	6.50
Bank	414,570	11.53	251,676	7.00	233,699	6.50
Tier 1 capital:
Company	387,550	10.76	306,277	8.50	288,260	8.00
Bank	414,570	11.53	305,607	8.50	287,630	8.00
Total capital:
Company	462,389	12.83	378,342	10.50	360,326	10.00
Bank	450,101	12.52	377,514	10.50	359,538	10.00
December 31, 2019
Tier 1 leverage:
Company	$381,473	9.00%	$169,504	4.00%	$211,880	5.00%
Bank	409,031	9.67	169,189	4.00	211,486	5.00
CET1 capital:
Company	364,145	10.31	247,330	7.00	229,663	6.50
Bank	409,031	11.61	246,674	7.00	229,055	6.50
Tier 1 capital:
Company	381,473	10.80	300,329	8.50	282,663	8.00
Bank	409,031	11.61	299,533	8.50	281,914	8.00
Total capital:
Company	451,228	12.77	370,995	10.50	353,328	10.00
Bank	439,514	12.47	370,011	10.50	352,392	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2019 to June 30, 2020. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending June 30, 2021 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$1,354	$764	$1,909	$3,719
% Change	0.95%	0.54%	1.34%	2.62%

In the rising rate environments, the model results indicate increases in net interest income compared to the flat rate scenario over a one-year timeframe. This is a result of assumed commercial loan products repricing at a higher frequency than underlying borrowing and deposit costs. As intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income improves over longer term timeframes. Model results in the declining rate environments also indicate increases in net interest income due to floating rate loans, tied to Prime, no longer repricing downwards due to Prime rate being floored, while interest rate sensitive liabilities still have slight sensitivity to downward movement in rates.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2020 and December 31, 2019 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2020 and December 31, 2019. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	June 30, 2020			December 31, 2019
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$537,401			$632,832
- 100 Basis Points	520,362	$(17,039)	-3.17%	676,362	$43,530	6.88%
+100 Basis Points	563,453	26,052	4.85	627,409	(5,423)	(0.86)
+ 200 Basis Points	586,674	49,273	9.17	614,927	(17,905)	(2.83)
+ 300 Basis Points	606,997	69,596	12.95	600,636	(32,196)	(5.09)

The decrease in the Pre-Shock Scenario EVE at June 30, 2020 compared to December 31, 2019 is a result of a 15% increase in non-public deposits largely due to funds received through the PPP. The decrease in the -100 basis point Rate Shock Scenario EVE is reflective of the assumption that deposit pricing is nearly floored and has the inability to reprice to a lower level.  This is compounded by the assumption that the discount curve on the fixed rate portfolio is nearly floored, resulting in less premium on the portfolio in a falling rate environment.  The overall level of change is in line with expectations due to the Federal Open Market Committee action to reduce the Federal Funds target rate by 150 basis points within the period and programs introduced to help small businesses with loans.

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The ongoing novel coronavirus (“COVID-19”) pandemic, and governmental and individual efforts to contain the pandemic, have had a significant negative impact on the U.S. and global economy which has and will continue to adversely affect our business, financial condition and results of operations.

During the first quarter of 2020, the Federal Reserve reduced the target federal funds rate to a range of 0.00% to 0.25% in response to the expected economic downturn caused by the COVID-19 pandemic. This change influences the rate of interest we earn on loans and pay on borrowings and interest-bearing deposits, and can affect the value of financial instruments we hold. In an environment with lower interest rates, we will not be able to earn as much on our interest-earning assets, which will likely reduce net interest margin. In addition, our ability to earn interest and receive dividend income from investment securities will be reduced. If interest rates remain low for an extended period of time, our results of operations could be materially adversely affected.

In response to executive orders from the Governor of the State of New York, during the week of March 16, 2020, we took necessary steps to protect the health and safety of our associates, customers and communities by maximizing social distancing and implementing a work-from-home policy for many associates. Bank branch locations were also limited to drive-thru windows wherever possible, while we continue to provide essential services for our communities and their banking and financial needs. In addition, we have waived certain transaction fees for our customers during this time, including overdraft and late fees, and are providing payment relief opportunities for mortgage and home equity borrowers. Temporarily eliminating these fees and providing payment relief to customers will have a negative impact on our results of operations in the short term. If these measures are not effective in mitigating the effects of the pandemic on our customers and borrowers, we may experience higher rates of default and increased credit losses in future periods.

The U.S. economy generally and our customers and employees in particular have been directly impacted by prevalent “stay at home” orders in place in the State of New York that reduced travel and in-person interactions during the first and second quarters of 2020, and we expect they will continue to be impacted by social distancing efforts for the duration of the COVID-19 pandemic. A majority of our employees are working remotely, which may slow response times to customers’ inquiries or preclude providing the level of service our employees are typically able to offer in person. Our reputation and results of operations may be impacted if our competitors are better able to adjust to the restrictions on in-person interactions and remote work. Furthermore, as a majority of our employees continue to work from home, our operational risk, including data security risk, is higher than it would otherwise be, as cybercriminal activity has increased in an attempt to profit from the disruption to typical operations. The cybersecurity-related risks we face include more phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, and unauthorized dissemination, misuse or destruction of confidential or valuable information.

While we have experienced higher loan origination volume due to the Paycheck Protection Program (“PPP”) under the CARES Act, there can be no assurance that the borrowers under the CARES Act programs will be able to pay the interest, and principal payments, if applicable, when they are due. If the borrower of a PPP loan fails to qualify for loan forgiveness under the program, we will have to hold the loan at an unfavorable interest rate as compared to a loan we may otherwise have extended to our customer. Even though those loans are guaranteed by the U.S. Small Business Association (the “SBA”), we may not be able to collect from the SBA as quickly as those payments come due, and our cash flow and earnings may be reduced accordingly. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from us. Originations for consumer indirect lending, which currently constitutes 23.7% of our total loans, have declined since the outbreak of the COVID-19 pandemic. If this trend continues, our financial condition and results of operations could be materially adversely affected.

Our loan customers will likely be impacted by the overall decline in the U.S. economy, which may cause them to make late or reduced payments on their loans or default on their loans with us. In particular, our commercial mortgage customers may be experiencing higher rates of tenants not paying rent due to the COVID-19 pandemic. As a lender, we are exposed to the risk that customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. The collateral securing our indirect loan portfolio in particular may not be sufficient to cover the full value of an outstanding loan because the collateral, namely automobiles, are depreciating assets. Our credit risk has increased since the start of the COVID-19 pandemic and related decline in the U.S. economy. In the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from taking certain remediation actions, including foreclosure. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral, and we provide an allowance for estimated loan losses based on a number of factors. We believe that the allowance for loan losses is adequate.

However, if our assumptions or judgments are wrong, the allowance for loan losses may not be sufficient to cover the actual credit losses. We may have to increase the allowance in the future in response to the COVID-19 pandemic and resulting changes to the U.S. economy. The actual amount of future provisions for credit losses may vary from the amount of past provisions. The longer the economic results of the COVID-19 pandemic negatively impact our customers, the more likely our credit quality is to decline and the more likely our customers will be to default on their loans with us. Continued economic disruption and fear of the spread of COVID-19 could result in business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates and reduced profitability and ability for property owners to make mortgage payments. If a significant proportion of our customers are unable to repay their loans and the collateral securing repayment is insufficient to cover our losses, we may have to increase our allowance for credit losses - loans, the quality of our loan portfolio will decline, our net income will decrease and our results of operations will be materially adversely impacted. In addition, our capital and leverage ratios may be adversely impacted.

At June 30, 2020, we held $159.5 million in debt securities that are issued by state and local government agencies, or municipal bonds, that are backed by the credit and taxing power of the issuing jurisdiction. As these state and local governments experience the impacts of the pandemic and stay at home orders, they are earning less sales tax revenue while incurring higher than expected costs as a result of the COVID-19 pandemic. The impact of the COVID-19 pandemic may cause the credit rating of the municipal bonds we hold to be downgraded, which could in turn cause us to incur credit losses. If these bond issuers are unable to repay us when the bonds mature, we could lose our investment and our results of operations and cash flows could be materially adversely impacted.

The market volatility related to the COVID-19 pandemic has driven market values of publicly traded securities downward. Because the majority of our investment advisory revenue is from fees based on a percentage of assets under management, our investment advisory revenues and profitability have fallen and will continue to fluctuate with the overall market conditions.

The spread of COVID-19 is expected to lead to an economic recession and other severe disruptions in the U.S. economy. Should the COVID-19 pandemic continue for an extended period of time, our business, financial condition, results of operations and cash flows may likewise be materially adversely impacted for an extended period of time.

The value of our goodwill and other intangible assets may decline in the future.

As of June 30, 2020, we had $66.1 million of goodwill and $8.3 million of other intangible assets. Although we did not record any impairment to our goodwill for the first six months of 2020, significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate and slower growth rates, any or all of which could be materially impacted by  the ongoing COVID-19 pandemic, may necessitate our taking charges in the future related to the impairment of our goodwill. If the recent capital markets downturn resulting from the COVID-19 pandemic continues for an extended period of time, or the capital markets continue to experience increased volatility, we may record an impairment to our goodwill in subsequent fiscal periods. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

ITEM 6.        Exhibits

(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

10.1	Severance and Settlement Agreement and Release with William L. Kreienberg	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, August 5, 2020
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Justin K. Bigham	, August 5, 2020
Justin K. Bigham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, August 5, 2020
Sonia M. Dumbleton
Senior Vice President and Controller
(Principal Accounting Officer)