Form 10-Q
period 2020-09-30
FINANCIAL INSTITUTIONS INC
filed 2020-11-06
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2020

or

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

The registrant had 16,038,220 shares of Common Stock, $0.01 par value, outstanding as of October 31, 2020.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$282,070	$112,947
Securities available for sale, at fair value	515,971	417,917
Securities held to maturity, at amortized cost (net of allowance for credit losses of $8 and $0, respectively) (fair value of $301,878 and $363,259, respectively)	290,946	359,000
Loans held for sale	7,076	4,224
Loans (net of allowance for credit losses of $49,395 and $30,482, respectively)	3,519,144	3,190,505
Company owned life insurance	70,347	68,942
Premises and equipment, net	40,568	41,424
Goodwill and other intangible assets, net	74,062	74,923
Other assets	159,017	114,296
Total assets	$4,959,201	$4,384,178
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,013,176	$707,752
Interest-bearing demand	786,059	627,842
Savings and money market	1,724,463	1,039,892
Time deposits	841,230	1,180,189
Total deposits	4,364,928	3,555,675
Short-term borrowings	5,300	275,500
Long-term borrowings, net of issuance costs of $742 and $727, respectively	39,258	39,273
Other liabilities	93,354	74,783
Total liabilities	4,502,840	3,945,231
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,847 shares issued	17,185	17,185
Total preferred equity	17,328	17,328
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	124,812	124,582
Retained earnings	315,585	313,364
Accumulated other comprehensive loss	(209)	(14,513)
Treasury stock, at cost – 61,971 and 96,657 shares, respectively	(1,316)	(1,975)
Total shareholders’ equity	456,361	438,947
Total liabilities and shareholders’ equity	$4,959,201	$4,384,178

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$35,602	$37,904	$107,659	$112,177
Interest and dividends on investment securities	4,086	4,449	13,206	14,147
Other interest income	31	106	266	297
Total interest income	39,719	42,459	121,131	126,621
Interest expense:
Deposits	3,370	7,277	15,066	21,454
Short-term borrowings	232	2,081	1,408	6,575
Long-term borrowings	618	618	1,853	1,853
Total interest expense	4,220	9,976	18,327	29,882
Net interest income	35,499	32,483	102,804	96,739
Provision for credit losses	4,028	1,844	21,689	5,391
Net interest income after provision for credit losses	31,471	30,639	81,115	91,348
Noninterest income:
Service charges on deposits	1,254	1,925	3,321	5,361
Insurance income	1,357	1,439	3,525	3,689
ATM and debit card	1,943	1,801	5,321	4,983
Investment advisory	2,443	2,269	6,940	6,812
Company owned life insurance	470	459	1,397	1,293
Investments in limited partnerships	(105)	116	(136)	492
Loan servicing	49	102	106	316
Income from derivative instruments, net	1,931	890	4,617	1,013
Net gain on sale of loans held for sale	1,581	439	2,616	1,028
Net gain on investment securities	554	1,608	1,449	1,721
Net (loss) gain on other assets	(55)	(2)	8	56
Loss on tax credit investments	(40)	—	(120)	—
Other	1,019	1,315	3,151	3,950
Total noninterest income	12,401	12,361	32,195	30,714
Noninterest expense:
Salaries and employee benefits	15,085	14,411	45,173	41,661
Occupancy and equipment	3,263	4,650	10,407	10,106
Professional services	1,242	1,528	4,974	3,618
Computer and data processing	3,250	1,378	8,622	7,407
Supplies and postage	463	522	1,533	1,554
FDIC assessments	594	7	1,505	1,005
Advertising and promotions	955	745	2,055	2,351
Amortization of intangibles	280	309	861	948
Restructuring charges	1,362	—	1,362	—
Other	2,165	2,336	6,583	7,410
Total noninterest expense	28,659	25,886	83,075	76,060
Income before income taxes	15,213	17,114	30,235	46,002
Income tax expense	2,940	4,281	5,703	10,247
Net income	$12,273	$12,833	$24,532	$35,755
Preferred stock dividends	365	365	1,096	1,096
Net income available to common shareholders	$11,908	$12,468	$23,436	$34,659
Earnings per common share (Note 3):
Basic	$0.74	$0.78	$1.46	$2.17
Diluted	$0.74	$0.78	$1.46	$2.16
Cash dividends declared per common share	$0.26	$0.25	$0.78	$0.75

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$12,273	$12,833	$24,532	$35,755
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	(69)	1,121	13,778	11,863
Hedging derivative instruments	123	43	(174)	(317)
Pension and post-retirement obligations	233	262	700	784
Total other comprehensive income, net of tax	287	1,426	14,304	12,330
Comprehensive income	$12,560	$14,259	$38,836	$48,085

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and nine months ended September 30, 2020 and 2019

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2019	$17,328	$161	$124,582	$313,364	$(14,513)	$(1,975)	$438,947
Cumulative-effect adjustment	—	—	—	(8,719)	—	—	(8,719)
Balance at January 1, 2020	$17,328	$161	$124,582	$304,645	$(14,513)	$(1,975)	$430,228
Comprehensive income:
Net income	—	—	—	1,127	—	—	1,127
Other comprehensive income, net of tax	—	—	—	—	12,431	—	12,431
Purchases of common stock for treasury	—	—	—	—	—	(196)	(196)
Share-based compensation plans:
Share-based compensation	—	—	332	—	—	—	332
Restricted stock units released	—	—	(469)	—	—	469	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.26 per share	—	—	—	(4,164)	—	—	(4,164)
Balance at March 31, 2020	$17,328	$161	$124,445	$301,243	$(2,082)	$(1,702)	$439,393
Comprehensive income:
Net income	—	—	—	11,132	—	—	11,132
Other comprehensive income, net of tax	—	—	—	—	1,586	—	1,586
Share-based compensation plans:
Share-based compensation	—	—	369	—	—	—	369
Restricted stock awards issued	—	—	(272)	—	—	272	—
Stock awards	—	—	(19)	—	—	114	95
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.26 per share	—	—	—	(4,164)	—	—	(4,164)
Balance at June 30, 2020	$17,328	$161	$124,523	$307,845	$(496)	$(1,316)	$448,045
Comprehensive income:
Net income	—	—	—	12,273	—	—	12,273
Other comprehensive income, net of tax	—	—	—	—	287	—	287
Share-based compensation plans:
Share-based compensation	—	—	289	—	—	—	289
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.26 per share	—	—	—	(4,168)	—	—	(4,168)
Balance at September 30, 2020	$17,328	$161	$124,812	$315,585	$(209)	$(1,316)	$456,361

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three and nine months ended September 30, 2020 and 2019

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2018	$17,328	$161	$122,704	$279,867	$(21,281)	$(2,486)	$396,293
Cumulative-effect adjustment	—	—	—	(710)	—	—	(710)
Balance at January 1, 2019	$17,328	$161	$122,704	$279,157	$(21,281)	$(2,486)	$395,583
Comprehensive income:
Net income	—	—	—	11,521	—	—	11,521
Other comprehensive income, net of tax	—	—	—	—	5,510	—	5,510
Reclassification of income tax effects	—	—	—	2,783	(2,783)	—	—
Purchases of common stock for treasury	—	—	—	—	—	(193)	(193)
Share-based compensation plans:
Share-based compensation	—	—	182	—	—	—	182
Restricted stock units released	—	—	(362)	—	—	362	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.25 per share	—	—	—	(3,985)	—	—	(3,985)
Balance at March 31, 2019	$17,328	$161	$122,524	$289,111	$(18,554)	$(2,317)	$408,253
Comprehensive income:
Net income	—	—	—	11,401	—	—	11,401
Other comprehensive income, net of tax	—	—	—	—	5,394	—	5,394
Common stock issued	—	—	1,151	—	—	—	1,151
Share-based compensation plans:
Share-based compensation	—	—	453	—	—	—	453
Restricted stock awards issued	—	—	(165)	—	—	165	—
Stock awards	—	—	17	—	—	46	63
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.25 per share	—	—	—	(3,995)	—	—	(3,995)
Balance at June 30, 2019	$17,328	$161	$123,980	$296,151	$(13,160)	$(2,106)	$422,354
Comprehensive income:
Net income	—	—	—	12,833	—	—	12,833
Other comprehensive income, net of tax	—	—	—	—	1,426	—	1,426
Purchases of common stock for treasury	—	—	—	—	—	(27)	(27)
Share-based compensation plans:
Share-based compensation	—	—	393	—	—	—	393
Restricted stock awards issued	—	—	(51)	—	—	51	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.25 per share	—	—	—	(3,997)	—	—	(3,997)
Balance at September 30, 2019	$17,328	$161	$124,322	$304,622	$(11,734)	$(2,082)	$432,617

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$24,532	$35,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,924	6,221
Net amortization of premiums on securities	2,313	1,253
Provision for credit losses	21,689	5,391
Share-based compensation	990	1,028
Deferred income tax (benefit) expense	(2,692)	1,268
Proceeds from sale of loans held for sale	63,995	28,106
Originations of loans held for sale	(64,231)	(30,751)
Income on company owned life insurance	(1,397)	(1,293)
Net gain on sale of loans held for sale	(2,616)	(1,028)
Net gain on investment securities	(1,449)	(1,721)
Net gain on other assets	(8)	(56)
Increase in other assets	(42,243)	(6,768)
Increase in other liabilities	15,491	3,757
Net cash provided by operating activities	20,298	41,162
Cash flows from investing activities:
Purchases of available for sale securities	(215,433)	(103,627)
Purchases of held to maturity securities	(6,008)	(9,596)
Proceeds from principal payments, maturities and calls on available for sale securities	65,244	58,283
Proceeds from principal payments, maturities and calls on held to maturity securities	73,114	69,090
Proceeds from sales of securities available for sale	70,729	110,042
Proceeds from sales of securities held to maturity	6	—
Net loan originations	(361,935)	(98,430)
Loans sold to others	—	21,077
Purchases of company owned life insurance, net of proceeds received	(8)	(24)
Proceeds from sales of other assets	482	360
Purchases of premises and equipment	(2,800)	(2,367)
Net cash (used in) provided by investing activities	(376,609)	44,808
Cash flows from financing activities:
Net increase in deposits	809,253	219,307
Net decrease in short-term borrowings	(270,200)	(258,100)
Purchases of common stock for treasury	(196)	(220)
Cash dividends paid to common and preferred shareholders	(13,423)	(12,897)
Net cash provided by (used in) financing activities	525,434	(51,910)
Net increase in cash and cash equivalents	169,123	34,060
Cash and cash equivalents, beginning of period	112,947	102,755
Cash and cash equivalents, end of period	$282,070	$136,815

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Portfolio segmentation is defined as the pooling of loans based upon similar risk characteristics such that quantitative methodologies and qualitative adjustment factors for estimating the allowance for credit losses is constructed for each segment.  The Company has identified six portfolio segments of loans including Commercial Loans/Lines, Commercial Mortgage, Indirect Loans, Direct Loans, Residential Lines of Credit, and Residential Loans.

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

Effective March 23, 2020 through July 9, 2020, for consumer customers, the Bank waived early CD penalty fees for withdrawals up to $20,000 (limited to one penalty-free withdrawal per CD account); eliminated all insufficient funds (overdrafts) and returned item fees; eliminated all Pay by Phone fees; waived all late fees; offered the opportunity for monthly mortgage, home equity loan or home equity line payment relief; offered the opportunity to defer unsecured consumer loans or lines of credit and secured consumer loans and lines of credit payments; and offered unsecured personal loans up to $5,000, up to 60 months at 2.95% APR subject to credit approval (additional terms and conditions may apply).  In addition, ATM access fees were reinitiated on September 19, 2020.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income or shareholders’ equity as previously reported.

Subsequent Events

Subordinated Note Issuance

On October 7, 2020, the Company completed a private placement of $35.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2030 (the “Notes”) to qualified institutional buyers and accredited institutional investors. The Notes have a maturity date of October 15, 2030 and bear interest, payable semi-annually, at the rate of 4.375% per annum, until October 15, 2025. Commencing on that date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate (“SOFR”) plus 4.265%, payable quarterly until maturity.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after October 15, 2025, and to redeem the Notes in whole at any time upon certain other specified events. The Company intends to use the net proceeds for general corporate purposes, organic growth and to support regulatory capital ratios at Five Star Bank.

In connection with the issuance and sale of the Notes, the Company entered into a registration rights agreement with the purchasers of the Notes pursuant to which the Company has agreed to take certain actions to provide for the exchange of the Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, with substantially the same terms as the Notes.

Enterprise Standardization Program

In October 2020, the Company announced the planned closure of one additional branch in January 2021. This location was not included in the branch consolidations announced in July, as alternative options were being considered and consolidation was not possible given its significant distance from other Five Star Bank branches. This closure is expected to result in one-time expenses related to severance costs and real estate related charges of approximately $130 thousand in the fourth quarter of 2020. Expected expense savings are anticipated at $340 thousand on an annualized basis.

Stock Repurchase Program

In November 2020, the Company announced that its Board of Directors approved a stock repurchase program for up to 801,879 shares of its common stock, or approximately 5% of the Company’s outstanding common shares. The repurchase program permits shares to be repurchased in open market transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  The timing and number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to purchase any shares and it may be extended, modified or discontinued at any time.

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

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the nine months ended September 30 (in thousands):

	2020	2019
Supplemental information:
Cash paid for interest	$23,533	$28,672
Cash paid for income taxes	5,656	8,666
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	2,966	159
Accrued and declared unpaid dividends	4,534	4,363
Increase in net unsettled security purchases	—	(2,650)
Common stock issued for Courier Capital contingent earn-out	—	1,151

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates, such as SOFR. For instance, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, entities can make a one-time election to sell and/or reclassify HTM debt securities that reference an interest rate affected by reference rate reform. ASU 2020-04 is effective March 12, 2020, through December 31, 2022. The Company is in the process of determining which optional expedients to elect, if any, as well as the timing and application of those elections. At this time, the Company does not expect any elections to have a significant impact on its financial statements.

(2.)	RESTRUCTURING CHARGES

On July 17, 2020, the Bank announced management’s decision to adapt to a full-service branch model to streamline retail branches to better align with shifting customer needs and preferences. The transformation resulted in six branch closures and a reduction in staffing. The announcement was the result of a nine-month comprehensive assessment of all lines of business and functional areas, conducted in partnership with a leading process improvement organization. The data-driven analysis identified, among other things, overlapping service areas, automation opportunities and streamlining of processes and operations that would enhance customer experiences and facilitate the long-term sustainability of current and future branches. The announced consolidations represented about ten percent of the branch network and impacted approximately six percent of the total Company workforce. Where possible, those impacted were offered alternative roles or the opportunity to apply for open positions in other areas of the Company. Separated associates received a comprehensive severance package based on tenure. The Company expects to complete a substantial majority of these actions by December 31, 2020.

The Company incurred total pre-tax expense related to the branch closures of approximately $1.6 million, including approximately $0.2 million in employee severance, $0.5 million in lease termination costs and $0.9 million in valuation adjustments on branch facilities. The Company expects $0.7 million of total costs will result in future cash expenditures. The Company recognized all of these expenses during the third quarter of 2020. The Company anticipates annual expense savings of approximately $2.6 million as a result of these branch closures.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.)	RESTRUCTURING CHARGES (continued)

The following table represents the consolidated statements of income classification of the Company’s restructuring charges (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Income Statement Location	2020	2019	2020	2019

Severance costs	Salaries and employee benefits	$224	$—	$224	$—
Lease termination costs	Restructuring charges	454	—	454	—
Valuation adjustments	Restructuring charges	908	—	908	—
Total		$1,586	$—	$1,586	$—

The following table represents the changes in the restructuring reserve (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Beginning balance	$—	$—	$—	$—
Restructuring charges	1,586	—	1,586	—
Cash payments	(249)	—	(249)	—
Ending balance	$1,337	$—	$1,337	$—

(3.)	EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income available to common shareholders	$11,908	$12,468	$23,436	$34,659
Weighted average common shares outstanding:
Total shares issued	16,100	16,100	16,100	16,081
Unvested restricted stock awards	(7)	(4)	(5)	(4)
Treasury shares	(62)	(105)	(77)	(113)
Total basic weighted average common shares outstanding	16,031	15,991	16,018	15,964
Incremental shares from assumed:
Exercise of stock options	—	—	—	—
Vesting of restricted stock awards	27	65	40	53
Total diluted weighted average common shares outstanding	16,058	16,056	16,058	16,017
Basic earnings per common share	$0.74	$0.78	$1.46	$2.17
Diluted earnings per common share	$0.74	$0.78	$1.46	$2.16

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	—	—	—	—
Restricted stock awards	71	—	49	5
Total	71	—	49	5

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2020
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$6,234	$421	$—	$6,655
Mortgage-backed securities:
Federal National Mortgage Association	303,740	15,923	66	319,597
Federal Home Loan Mortgage Corporation	139,875	2,684	140	142,419
Government National Mortgage Association	23,300	851	—	24,151
Collateralized mortgage obligations:
Federal National Mortgage Association	18,104	229	—	18,333
Federal Home Loan Mortgage Corporation	4,365	16	—	4,381
Privately issued	—	435	—	435
Total mortgage-backed securities	489,384	20,138	206	509,316
Total available for sale securities	$495,618	$20,559	$206	$515,971
Securities held to maturity:
State and political subdivisions	$151,611	$5,052	$—	$156,663
Mortgage-backed securities:
Federal National Mortgage Association	11,576	725	—	12,301
Federal Home Loan Mortgage Corporation	6,183	365	—	6,548
Government National Mortgage Association	39,631	1,402	—	41,033
Collateralized mortgage obligations:
Federal National Mortgage Association	33,396	1,236	—	34,632
Federal Home Loan Mortgage Corporation	39,905	1,835	—	41,740
Government National Mortgage Association	8,652	309	—	8,961
Total mortgage-backed securities	139,343	5,872	—	145,215
Total held to maturity securities	290,954	$10,924	$—	$301,878
Allowance for credit losses - securities	(8)
Total held to maturity securities, net	$290,946
December 31, 2019
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$26,440	$437	$—	$26,877
Mortgage-backed securities:
Federal National Mortgage Association	293,873	2,263	1,380	294,756
Federal Home Loan Mortgage Corporation	52,733	318	172	52,879
Government National Mortgage Association	14,065	60	4	14,121
Collateralized mortgage obligations:
Federal National Mortgage Association	23,834	—	57	23,777
Federal Home Loan Mortgage Corporation	4,907	—	18	4,889
Privately issued	—	618	—	618
Total mortgage-backed securities	389,412	3,259	1,631	391,040
Total available for sale securities	$415,852	$3,696	$1,631	$417,917

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019 (continued)
Securities held to maturity:
State and political subdivisions	$192,215	$3,803	$—	$196,018
Mortgage-backed securities:
Federal National Mortgage Association	12,049	227	6	12,270
Federal Home Loan Mortgage Corporation	6,995	77	47	7,025
Government National Mortgage Association	45,758	306	128	45,936
Collateralized mortgage obligations:
Federal National Mortgage Association	41,561	150	256	41,455
Federal Home Loan Mortgage Corporation	49,389	307	103	49,593
Government National Mortgage Association	11,033	12	83	10,962
Total mortgage-backed securities	166,785	1,079	623	167,241
Total held to maturity securities	$359,000	$4,882	$623	$363,259

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS debt securities, AIR totaled $1.0 million as of September 30, 2020 and December 31, 2019. For HTM debt securities, AIR totaled $1.4 million and $1.2 million as of September 30, 2020 and December 31, 2019, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For each of the three months ended September 30, 2020 and 2019, credit loss expense (credit) for HTM investment securities was $0. For the nine months ended September 30, 2020 and 2019, credit loss expense (credit) for HTM investment securities was $(6) thousand and $0, respectively.

Investment securities with a total fair value of $634.4 million and $676.9 million at September 30, 2020 and December 31, 2019, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$20,576	$65,427	$70,729	$110,042
Gross realized gains	554	1,608	1,458	1,811
Gross realized losses	—	—	9	90

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2020 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$1	$1
Due from one to five years	36,525	38,323
Due after five years through ten years	162,953	175,586
Due after ten years	296,139	302,061
Total available for sale securities	$495,618	$515,971
Debt securities held to maturity:
Due in one year or less	$48,688	$49,234
Due from one to five years	102,292	106,631
Due after five years through ten years	19,076	20,008
Due after ten years	120,898	126,005
Total held to maturity securities	$290,954	$301,878

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2020
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
Federal National Mortgage Association	40,103	66	—	—	40,103	66
Federal Home Loan Mortgage Corporation	43,075	140	—	—	43,075	140
Government National Mortgage Association	—	—	—	—	—	—
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	8	—	8	—
Federal Home Loan Mortgage Corporation	—	—	—	—	—	—
Total mortgage-backed securities	83,178	206	8	—	83,186	206
Total available for sale securities	83,178	206	8	—	83,186	206
Total temporarily impaired securities	$83,178	$206	$8	$—	$83,186	$206
December 31, 2019
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
Federal National Mortgage Association	104,634	1,277	7,196	103	111,830	1,380
Federal Home Loan Mortgage Corporation	10,347	11	9,409	161	19,756	172
Government National Mortgage Association	533	4	—	—	533	4
Collateralized mortgage obligations:
Federal National Mortgage Association	8,803	57	8	—	8,811	57
Federal Home Loan Mortgage Corporation	4,889	18	—	—	4,889	18
Total mortgage-backed securities	129,206	1,367	16,613	264	145,819	1,631
Total available for sale securities	129,206	1,367	16,613	264	145,819	1,631
Securities held to maturity:
State and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities:
Federal National Mortgage Association	2,388	6	—	—	2,388	6
Federal Home Loan Mortgage Corporation	2,967	19	2,598	28	5,565	47
Government National Mortgage Association	11,155	61	5,625	67	16,780	128
Collateralized mortgage obligations:
Federal National Mortgage Association	9,120	40	13,486	216	22,606	256
Federal Home Loan Mortgage Corporation	15,127	30	7,988	73	23,115	103
Government National Mortgage Association	8,760	72	892	11	9,652	83
Total mortgage-backed securities	49,517	228	30,589	395	80,106	623
Total held to maturity securities	49,517	228	30,589	395	80,106	623
Total temporarily impaired securities	$178,723	$1,595	$47,202	$659	$225,925	$2,254

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	INVESTMENT SECURITIES (Continued)

The total number of securities positions in the investment portfolio in an unrealized loss position at September 30, 2020 was 16 compared to 91 at December 31, 2019. At September 30, 2020, the Company had a position in one investment security with a fair value of $8 thousand and a total unrealized loss of less than $1 thousand that has been in a continuous unrealized loss position for more than 12 months. At September 30, 2020, there were a total of 15 securities positions in the Company’s investment portfolio with a fair value of $83.2 million and a total unrealized loss of $206 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2019, the Company had positions in 34 investment securities with a fair value of $47.2 million and a total unrealized loss of $659 thousand that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2019, there were a total of 57 securities positions in the Company’s investment portfolio with a fair value of $178.7 million and a total unrealized loss of $1.6 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of September 30, 2020, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures.  This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating.  This number is then converted into a letter rating to better match the system used by the credit rating agencies.  As of September 30, 2020, $151.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $8.5 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating.  Additionally, one municipal bond is rated below investment grade, with a BB+ Standard & Poor’s equivalent rating. The below investment grade bond was recently upgraded from a Standard & Poor’s equivalent rating of BB-, represents exposure of $279 thousand, or 0.18% of the municipal bond portfolio and is closely monitored for repayment.

As of September 30, 2020, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
September 30, 2020
Commercial business	$823,611	$(5,476)	$818,135
Commercial mortgage	1,204,353	(2,307)	1,202,046
Residential real estate loans	583,963	12,939	596,902
Residential real estate lines	90,899	3,118	94,017
Consumer indirect	813,345	27,234	840,579
Other consumer	16,703	157	16,860
Total	$3,532,874	$35,665	3,568,539
Allowance for credit losses - loans			(49,395)
Total loans, net			$3,519,144
December 31, 2019
Commercial business	$571,222	$818	$572,040
Commercial mortgage	1,108,315	(2,032)	1,106,283
Residential real estate loans	560,717	11,633	572,350
Residential real estate lines	101,048	3,070	104,118
Consumer indirect	822,179	27,873	850,052
Other consumer	15,984	160	16,144
Total	$3,179,465	$41,522	3,220,987
Allowance for credit losses - loans			(30,482)
Total loans, net			$3,190,505

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $7.1 million and $4.2 million as of September 30, 2020 and December 31, 2019, respectively.

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act established the PPP, an expansion of the SBA’s 7(a) loan program and the EIDL, administered directly by the SBA. The Company had $270.5 million of PPP loans (included in Commercial business above) as of September 30, 2020. In addition, the CARES Act provides that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Accordingly, the Company had $526.7 million of loans with modifications related to COVID-19 as of September 30, 2020.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2020 and December 31, 2019, AIR for loans totaled $13.7 million and $9.1 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
September 30, 2020
Commercial business	$139	$2	$—	$141	$2,628	$820,842	$823,611	$894
Commercial mortgage	—	—	—	—	3,372	1,200,981	1,204,353	3,175
Residential real estate loans	389	35	—	424	3,305	580,234	583,963	3,305
Residential real estate lines	288	—	—	288	207	90,404	90,899	207
Consumer indirect	3,520	566	—	4,086	1,244	808,015	813,345	1,244
Other consumer	126	20	141	287	6	16,410	16,703	6
Total loans, gross	$4,462	$623	$141	$5,226	$10,762	$3,516,886	$3,532,874	$8,831
December 31, 2019
Commercial business	$361	$—	$—	$361	$1,177	$569,684	$571,222
Commercial mortgage	531	—	—	531	3,146	1,104,638	1,108,315
Residential real estate loans	929	114	—	1,043	2,484	557,190	560,717
Residential real estate lines	231	37	—	268	102	100,678	101,048
Consumer indirect	3,729	1,019	—	4,748	1,725	815,706	822,179
Other consumer	116	8	6	130	—	15,854	15,984
Total loans, gross	$5,897	$1,178	$6	$7,081	$8,634	$3,163,750	$3,179,465

There were no loans past due greater than 90 days and still accruing interest as of September 30, 2020 and December 31, 2019. There were $141 thousand and $6 thousand in consumer overdrafts which were past due greater than 90 days as of September 30, 2020 and December 31, 2019, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

The Company recognized no interest income on nonaccrual loans during the nine months ended September 30, 2020 and 2019.

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

There were no loans modified as a TDR during the nine months ended September 30, 2020 and 2019.  During the third quarter of 2020, the Company discovered that the previously reported 2020 TDR was reported in error.  This correction had no impact to any other section within our consolidated financial statements and the Company does not consider this correction to be material to any previously issued consolidated financial statement.  There were no loans modified as a TDR within the previous 12 months that defaulted during the nine months ended September 30, 2020 and 2019. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of September 30, 2020 (in thousands):

	Collateral type
	Business assets	Real property	Total
September 30, 2020
Commercial business	$4,287	$77	$4,364
Commercial mortgage	—	14,465	14,465
Total	$4,287	$14,542	$18,829

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS (Continued)

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2020
Commercial Business
Uncriticized	$356,882	$111,373	$90,038	$32,169	$12,489	$19,063	$183,654	$—	$805,668
Special mention	709	108	3	802	40	3	2,088	—	3,753
Substandard	223	486	1,321	757	239	929	4,759	—	8,714
Doubtful	—	—	—	—	—	—	—	—	—
Total	$357,814	$111,967	$91,362	$33,728	$12,768	$19,995	$190,501	$—	$818,135
Commercial Mortgage
Uncriticized	$213,341	$278,617	$186,224	$189,627	$96,571	$199,397	$430	$—	$1,164,207
Special mention	—	2,091	17,133	454	329	1,449	—	—	21,456
Substandard	189	2,448	1,910	1,615	3	10,019	199	—	16,383
Doubtful	—	—	—	—	—	—	—	—	—
Total	$213,530	$283,156	$205,267	$191,696	$96,903	$210,865	$629	$—	$1,202,046

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2020
Residential Real Estate Loans
Performing	$106,889	$100,498	$93,116	$73,143	$71,269	$148,682	$—	$—	$593,597
Nonperforming	—	200	1,209	790	312	794	—	—	3,305
Total	$106,889	$100,698	$94,325	$73,933	$71,581	$149,476	$—	$—	$596,902
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$83,746	$10,064	$93,810
Nonperforming	—	—	—	—	—	—	46	161	207
Total	$—	$—	$—	$—	$—	$—	$83,792	$10,225	$94,017
Consumer Indirect
Performing	$223,417	$220,615	$186,913	$128,567	$57,873	$21,950	$—	$—	$839,335
Nonperforming	97	241	475	273	165	(7)	—	—	1,244
Total	$223,514	$220,856	$187,388	$128,840	$58,038	$21,943	$—	$—	$840,579
Other Consumer
Performing	$5,950	$3,684	$2,073	$1,083	$466	$688	$2,910	$—	$16,854
Nonperforming	—	—	—	5	—	—	1	—	6
Total	$5,950	$3,684	$2,073	$1,088	$466	$688	$2,911	$—	$16,860

Allowance for Credit Losses - Loans

The following table sets forth the changes in the allowance for credit losses - loans for the three- and nine-month periods ended September 30, 2020 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2020
Beginning balance	$12,399	$15,666	$5,769	$939	$11,222	$321	$46,316
Charge-offs	(15)	(640)	—	—	(1,388)	(160)	(2,203)
Recoveries	103	37	7	—	1,503	65	1,715
Provision (credit)	507	1,417	(1,224)	(121)	2,833	155	3,567
Ending balance	$12,994	$16,480	$4,552	$818	$14,170	$381	$49,395
Nine months ended September 30, 2020
Beginning balance, prior to adoption of ASC 326	$11,358	$5,681	$1,059	$118	$11,852	$414	$30,482
Impact of adopting ASC 326	(246)	7,310	3,290	607	(1,234)	(133)	9,594
Beginning balance, after adoption of ASC 326	11,112	12,991	4,349	725	10,618	281	40,076
Charge-offs	(8,281)	(1,712)	(100)	—	(7,366)	(499)	(17,958)
Recoveries	1,644	37	25	3	4,550	282	6,541
Provision	8,519	5,164	278	90	6,368	317	20,736
Ending balance	$12,994	$16,480	$4,552	$818	$14,170	$381	$49,395

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	LOANS (Continued)

The following table sets forth the changes in the allowance for credit losses - loans for the three- and nine-month periods ended September 30, 2019 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2019
Beginning balance	$11,717	$8,790	$1,217	$145	$12,157	$408	$34,434
Charge-offs	(112)	(2,994)	(54)	(8)	(2,420)	(315)	(5,903)
Recoveries	102	—	14	1	1,103	73	1,293
Provision	448	126	6	8	1,002	254	1,844
Ending balance	$12,155	$5,922	$1,183	$146	$11,842	$420	$31,668
Nine months ended September 30, 2019
Beginning balance	$14,312	$5,219	$1,112	$210	$12,572	$489	$33,914
Charge-offs	(380)	(2,997)	(172)	(10)	(8,102)	(867)	(12,528)
Recoveries	333	17	31	6	4,205	299	4,891
Provision (credit)	(2,110)	3,683	212	(60)	3,167	499	5,391
Ending balance	$12,155	$5,922	$1,183	$146	$11,842	$420	$31,668

Loans and the related allowance for credit losses - loans are presented below as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
September 30, 2019
Loans:
Ending balance	$573,610	$1,037,304	$547,839	$104,545	$834,968	$16,467	$3,114,733
Evaluated for impairment:
Individually	$3,010	$3,290	$—	$—	$—	$—	$6,300
Collectively	$570,600	$1,034,014	$547,839	$104,545	$834,968	$16,467	$3,108,433
Allowance for loan losses:
Ending balance	$12,155	$5,922	$1,183	$146	$11,842	$420	$31,668
Evaluated for impairment:
Individually	$1,563	$1	$—	$—	$—	$—	$1,564
Collectively	$10,592	$5,921	$1,183	$146	$11,842	$420	$30,104

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

(6.)	LEASES

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		September 30,	December 31,
	Balance Sheet Location	2020	2019
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$23,690	$23,224
Accumulated amortization	Other assets	(3,266)	(1,861)
Net book value		$20,424	$21,363

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$21,947	$22,800

The weighted average remaining lease term for operating leases was 21.5 years at September 30, 2020 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.80%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs and other lease information:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Lease costs:
Operating lease costs	$663	$706	$2,018	$2,096
Variable lease costs (1)	111	112	313	321
Sublease income	(12)	(12)	(35)	(35)
Net lease costs	$762	$806	$2,296	$2,382

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases			$1,947	$1,332
Initial recognition of operating lease right of use assets			$—	$23,275
Initial recognition of operating lease liabilities			$—	$23,985
Right of use assets obtained in exchange for new operating lease liabilities			$470	$346

(1)	Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)	LEASES (Continued)

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at September 30, 2020 (in thousands):

Twelve months ended September 30,
2021	$2,570
2022	2,039
2023	1,731
2024	1,332
2025	1,208
Thereafter	25,085
Total future minimum operating lease payments	33,965
Amounts representing interest	(12,018)
Present value of net future minimum operating lease payments	$21,947

(7.)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $66.1 million as of both September 30, 2020 and December 31, 2019. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	Non-Banking	Total
Balance, December 31, 2019	$48,536	$17,526	$66,062
No activity during the period	—	—	—
Balance, September 30, 2020	$48,536	$17,526	$66,062

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the volatility in the capital markets in 2020 and overall economic conditions as a result of the COVID-19 pandemic accompanied by a decline in the Company’s stock price, a quantitative assessment was performed for the Banking segment in the third quarter of 2020.  Based on this quantitative assessment, the Company concluded that goodwill was not impaired for the Banking segment.  Based on its qualitative assessment for each of the SDN, Courier Capital and HNP Capital reporting units, the Company concluded that it was more likely than not that goodwill was not impaired as of September 30, 2020.  Therefore, no quantitative assessment was deemed necessary as of September 30, 2020.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Other intangibles assets:
Gross carrying amount	$15,925	$15,925
Accumulated amortization	(7,925)	(7,064)
Net book value	$8,000	$8,861

Amortization expense for total other intangible assets was $280 thousand and $861 thousand for the three and nine months ended September 30, 2020, respectively, and $309 thousand and $948 thousand for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the estimated amortization expense of other intangible assets for the remainder of 2020 and each of the next five years is as follows (in thousands):

2020 (remainder of year)	$273
2021	1,014
2022	923
2023	852
2024	783
2025	714

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the first nine months of 2020 and in 2019, such derivatives were used to hedge the variable cash flows associated with short-term borrowings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months.  As of September 30, 2020, the Company had one outstanding forward starting interest rate derivative with a notional value of $50.0 million that was designated as a cash flow hedge of interest rate risk.  The derivative becomes effective in April 2022.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the nine months ended September 30, 2020 and 2019. During the next twelve months, the Company estimates that $283 thousand will be reclassified as an increase to interest expense.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of September 30, 2020 and December 31, 2019 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	Sept. 30, 2020	Dec. 31, 2019	sheet line item	Sept. 30, 2020	Dec. 31, 2019	sheet line item	Sept. 30, 2020	Dec. 31, 2019
Derivatives designated as hedging instruments
Cash flow hedges	$50,000	$100,000	Other assets	$—	$—	Other liabilities	$647	$—
Total derivatives	$50,000	$100,000		$—	$—		$647	$—
Derivatives not designated as hedging instruments
Cash flow hedges	$100,000	$—	Other assets	$—	$—	Other liabilities	$—	$—
Interest rate swaps (1)	575,707	272,962	Other assets	23,079	6,419	Other liabilities	23,498	6,720
Credit contracts	87,393	68,324	Other assets	29	13	Other liabilities	47	18
Mortgage banking	40,752	11,859	Other assets	891	119	Other liabilities	13	7
Total derivatives	$803,852	$353,145		$23,999	$6,551		$23,558	$6,745

(1)	The Company secured its obligations under these contracts with $24.6 million and $6.7 million in cash at September 30, 2020 and December 31, 2019, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and nine months ended September 30, 2020 and 2019 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended September 30,		Nine months ended September 30,
Undesignated derivatives	recognized in income	2020	2019	2020	2019
Cash flow hedges	Income from derivative instruments, net	$—	$—	$—	$—
Interest rate swaps	Income from derivative instruments, net	1,310	854	3,715	838
Credit contracts	Income from derivative instruments, net	13	48	136	54
Mortgage banking	Income from derivative instruments, net	608	(12)	766	121
Total undesignated		$1,931	$890	$4,617	$1,013

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)	SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and nine months ended September 30, 2020 and 2019:

	Outstanding	Treasury	Issued
2020
Shares at December 31, 2019	16,002,899	96,657	16,099,556
Restricted stock units released	22,921	(22,921)	—
Treasury stock purchases	(6,436)	6,436	—
Shares at March 31, 2020	16,019,384	80,172	16,099,556
Restricted stock awards issued	12,798	(12,798)	—
Stock awards	5,403	(5,403)	—
Shares at June 30, 2020	16,037,585	61,971	16,099,556
No activity during the period	—	—	—
Shares at September 30, 2020	16,037,585	61,971	16,099,556
2019
Shares at December 31, 2018	15,928,598	127,580	16,056,178
Restricted stock units released	18,580	(18,580)	—
Treasury stock purchases	(6,368)	6,368	—
Shares at March 31, 2019	15,940,810	115,368	16,056,178
Common stock issued for Courier Capital contingent earn-out	43,378	—	43,378
Restricted stock awards issued	8,226	(8,226)	—
Stock awards	2,283	(2,283)	—
Shares at June 30, 2019	15,994,697	104,859	16,099,556
Restricted stock units released	2,500	(2,500)	—
Treasury stock purchases	(839)	839	—
Shares at September 30, 2019	15,996,358	103,198	16,099,556

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2020
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$374	$96	$278
Reclassification adjustment for net gains included in net income (1)	(467)	(120)	(347)
Total securities available for sale and transferred securities	(93)	(24)	(69)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	165	42	123
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(8)	(2)	(6)
Amortization of net actuarial loss included in income	321	82	239
Total pension and post-retirement obligations	313	80	233
Other comprehensive income	$385	$98	$287
Nine months ended September 30, 2020
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$19,737	$5,057	$14,680
Reclassification adjustment for net gains included in net income (1)	(1,213)	(311)	(902)
Total securities available for sale and transferred securities	18,524	4,746	13,778
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(234)	(60)	(174)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(26)	(7)	(19)
Amortization of net actuarial loss included in income	967	248	719
Total pension and post-retirement obligations	941	241	700
Other comprehensive loss	$19,231	$4,927	$14,304

(1)

Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2019
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$2,992	$755	$2,237
Reclassification adjustment for net gains included in net income (1)	(1,492)	(376)	(1,116)
Total securities available for sale and transferred securities	1,500	379	1,121
Hedging derivative instruments:
Change in unrealized gain/loss during the period	57	14	43
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(16)	(4)	(12)
Amortization of net actuarial loss included in income	366	92	274
Total pension and post-retirement obligations	350	88	262
Other comprehensive income	$1,907	$481	$1,426
Nine months ended September 30, 2019
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$17,222	$4,342	$12,880
Reclassification adjustment for net gains included in net income (1)	(1,360)	(343)	(1,017)
Total securities available for sale and transferred securities	15,862	3,999	11,863
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(424)	(107)	(317)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(49)	(12)	(37)
Amortization of net actuarial loss included in income	1,098	277	821
Total pension and post-retirement obligations	1,049	265	784
Other comprehensive income	$16,487	$4,157	$12,330

(1)

Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Three months ended September 30, 2020
Balance at beginning of period	$(815)	$14,720	$(14,401)	$(496)
Other comprehensive income before reclassifications	123	278	—	401
Amounts reclassified from accumulated other comprehensive (loss) income	—	(347)	233	(114)
Net current period other comprehensive income (loss)	123	(69)	233	287
Balance at end of period	$(692)	$14,651	$(14,168)	$(209)
Nine months ended September 30, 2020
Balance at beginning of period	$(518)	$873	$(14,868)	$(14,513)
Other comprehensive (loss) income before reclassifications	(174)	14,680	—	14,506
Amounts reclassified from accumulated other comprehensive (loss) income	—	(902)	700	(202)
Net current period other comprehensive income (loss)	(174)	13,778	700	14,304
Balance at end of period	$(692)	$14,651	$(14,168)	$(209)

Three months ended September 30, 2019
Balance at beginning of period	$(636)	$2,292	$(14,816)	$(13,160)
Other comprehensive income before reclassifications	43	2,237	—	2,280
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,116)	262	(854)
Net current period other comprehensive income	43	1,121	262	1,426
Balance at end of period	$(593)	$3,413	$(14,554)	$(11,734)
Nine months ended September 30, 2019
Balance at beginning of period	$(276)	$(7,769)	$(13,236)	(21,281)
Reclassification of income tax effects to retained earnings	—	(681)	(2,102)	(2,783)
Other comprehensive (loss) income before reclassifications	(317)	12,880	—	12,563
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,017)	784	(233)
Net current period other comprehensive (loss) income	(317)	11,863	784	12,330
Balance at end of period	$(593)	$3,413	$(14,554)	$(11,734)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	September 30,
	2020	2019
Realized gain on sale of investment securities	$554	$1,608	Net gain on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(87)	(116)	Interest income
	467	1,492	Total before tax
	(120)	(376)	Income tax expense
	347	1,116	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	8	16	Salaries and employee benefits
Net actuarial losses (1)	(321)	(366)	Salaries and employee benefits
	(313)	(350)	Total before tax
	80	88	Income tax benefit
	(233)	(262)	Net of tax
Total reclassified for the period	$114	$854

	Nine months ended
	September 30,
	2020	2019
Realized gain on sale of investment securities	$1,449	$1,721	Net gain on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(236)	(361)	Interest income
	1,213	1,360	Total before tax
	(311)	(343)	Income tax (expense) benefit
	902	1,017	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	26	49	Salaries and employee benefits
Net actuarial losses (1)	(967)	(1,098)	Salaries and employee benefits
	(941)	(1,049)	Total before tax
	241	265	Income tax benefit
	(700)	(784)	Net of tax
Total reclassified for the period	$202	$233

(1)	These items are included in the computation of net periodic pension expense. See Note 12 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.)	SHARE-BASED COMPENSATION PLANS

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the nine months ended September 30, 2020.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	57,306	$25.67
PSUs	23,302	25.63

The grant-date fair value for the RSUs granted during the nine months ended September 30, 2020 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

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

The grant-date fair values for both the ROAE and the ROAA portions of PSUs granted during the nine months ended September 30, 2020 are equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

During the nine months ended September 30, 2020, the Company issued a total of 5,403 shares of common stock in-lieu of cash for the annual retainer of four non-employee directors and granted a total of 12,798 restricted shares of common stock to non-employee directors, of which 6,399 shares vested immediately and 6,399 shares will vest after completion of a one-year service requirement. The market value of the stock and restricted stock at the close of the Nasdaq Global Select Market on the date of grant was $17.57.

The following is a summary of restricted stock awards and restricted stock units activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	151,808	$27.80
Granted	93,406	24.55
Vested	(33,433)	28.88
Forfeited	(39,406)	27.99
Outstanding at end of period	172,375	$25.78

At September 30, 2020, there was $2.5 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 1.96 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.)	SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during the first nine months of 2020 or 2019. There was no unrecognized compensation expense related to unvested stock options as of September 30, 2020. There was no stock option activity for the nine months ended September 30, 2020.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Salaries and employee benefits	$261	$364	$793	$825
Other noninterest expense	28	29	197	203
Total share-based compensation expense	$289	$393	$990	$1,028

(12.)	EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service cost	$924	$801	$2,770	$2,405
Interest cost on projected benefit obligation	635	696	1,905	2,086
Expected return on plan assets	(1,284)	(1,184)	(3,852)	(3,552)
Amortization of unrecognized prior service credit	(8)	(16)	(26)	(49)
Amortization of unrecognized net actuarial loss	321	366	967	1,098
Net periodic benefit expense	$588	$663	$1,764	$1,988

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
(13.)	COMMITMENTS AND CONTINGENCIES

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

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Commitments to extend credit	$973,129	$820,282
Standby letters of credit	22,652	21,911

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.)	COMMITMENTS AND CONTINGENCIES (Continued)

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

Unfunded Commitments

At September 30, 2020 and December 31, 2019, the allowance for credit losses for unfunded commitments totaled $3.1 million and $0, respectively, and was included in other liabilities on the Company's consolidated statements of financial condition. For the three months ended September 30, 2020 and 2019, credit loss expense for unfunded commitments was $461 thousand and $0, respectively. For the nine months ended September 30, 2020 and 2019, credit loss expense for unfunded commitments was $959 thousand and $0, respectively.

Contingent Liabilities and Litigation

In the ordinary course of business, there are various threatened and pending legal proceedings against the Company. Management believes that the aggregate liability, if any, arising from such litigation, except for the matter described below, would not have a material adverse effect on the Company’s consolidated financial statements.

As previously disclosed in the Company’s Annual Report  on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 4, 2020 and as disclosed in Part II, Item 1 of this Quarterly Report on Form 10-Q, we are party to an action filed against us on May 16, 2017 by Matthew L. Chipego, Charlene Mowry, Constance C. Churchill and Joseph W. Ewing in the Court of Common Pleas in Philadelphia, Pennsylvania.   The plaintiffs seek to represent a putative class of consumers who are alleged to have obtained direct or indirect financing from us for the purchase of vehicles that we later repossessed.  The plaintiffs specifically claim that the notices the Bank sent to defaulting consumers after their vehicles were repossessed did not comply with the relevant portions of the Uniform Commercial Code in New York and Pennsylvania and are seeking statutory damages, interest and declaratory relief.  The Company is pursuing insurance coverage for these claims, including reimbursement for defense costs.  We dispute and believe we have meritorious defenses against these claims and plan to vigorously defend ourselves.  If we are unsuccessful in defending ourselves from these claims or if we elect to settle these claims and if our insurer does not insure us against legal costs we incur in excess of our deductible, the result may materially adversely affect our business, results of operations and financial condition.
(14.)	FAIR VALUE MEASUREMENTS

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

Transfers between levels of the fair value hierarchy are recorded as of the end of the reporting period.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.)	FAIR VALUE MEASUREMENTS (Continued)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.)	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of the dates indicated (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2020
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$6,655	$—	$6,655
Mortgage-backed securities	—	509,316	—	509,316
Other liabilities:
Hedging derivative instruments	—	(647)	—	(647)
Fair value adjusted through comprehensive income	$—	$515,324	$—	$515,324
Other assets:
Derivative instruments - cash flow hedges	$—	$—	$—	$—
Derivative instruments - interest rate swaps	—	23,079	—	23,079
Derivative instruments - credit contracts	—	29	—	29
Derivative instruments - mortgage banking	—	891	—	891
Other liabilities:
Derivative instruments - interest rate swaps	—	(23,498)	—	(23,498)
Derivative instruments - credit contracts	—	(47)	—	(47)
Derivative instruments - mortgage banking	—	(13)	—	(13)
Fair value adjusted through net income	$—	$441	$—	$441
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$7,076	$—	$7,076
Collateral dependent loans	—	—	17,913	17,913
Other assets:
Loan servicing rights	—	—	1,175	1,175
Other real estate owned	—	—	2,999	2,999
Total	$—	$7,076	$22,087	$29,163

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2020. There were no liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2020.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.)	FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$26,877	$—	$26,877
Mortgage-backed securities	—	391,040	—	391,040
Other assets:
Hedging derivative instruments	—	—	—	—
Fair value adjusted through comprehensive income	$—	$417,917	$—	$417,917
Other assets:
Derivative instruments - interest rate swaps	$—	$6,419	$—	$6,419
Derivative instruments - credit contracts	—	13	—	13
Derivative instruments - mortgage banking	—	119	—	119
Other liabilities:
Derivative instruments - interest rate swaps	—	(6,720)	—	(6,720)
Derivative instruments - credit contracts	—	(18)	—	(18)
Derivative instruments - mortgage banking	—	(7)	—	(7)
Fair value adjusted through net income	$—	$(194)	$—	$(194)
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$4,224	$—	$4,224
Collateral dependent impaired loans	—	—	3,630	3,630
Other assets:
Loan servicing rights	—	—	1,129	1,129
Other real estate owned	—	—	468	468
Total	$—	$4,224	$5,227	$9,451

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2019. There were no liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2019.

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2020 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$17,913	Appraisal of collateral (1)	Appraisal adjustments (2)	10.0% (3)
Loan servicing rights	1,175	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	18.4% (3)
Other real estate owned	2,999	Appraisal of collateral (1)	Appraisal adjustments (2)	23.3% (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the nine months ended September 30, 2020 and 2019.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.)	FAIR VALUE MEASUREMENTS (Continued)

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

	Level in	September 30, 2020		December 31, 2019
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$282,070	$282,070	$112,947	$112,947
Securities available for sale	Level 2	515,971	515,971	417,917	417,917
Securities held to maturity, net	Level 2	290,946	301,878	359,000	363,259
Loans held for sale	Level 2	7,076	7,076	4,224	4,224
Loans	Level 2	3,501,231	3,536,646	3,186,875	3,201,814
Loans (1)	Level 3	17,913	17,913	3,630	3,630
Accrued interest receivable	Level 1	16,230	16,230	11,308	11,308
FHLB and FRB stock	Level 2	8,619	8,619	20,637	20,637
Derivative instruments – cash flow hedges	Level 2	—	—	—	—
Derivative instruments – interest rate products	Level 2	23,079	23,079	6,419	6,419
Derivative instruments – credit contracts	Level 2	29	29	13	13
Derivative instruments – mortgage banking	Level 2	891	891	119	119
Financial liabilities:
Non-maturity deposits	Level 1	3,523,698	3,523,698	2,375,486	2,375,486
Time deposits	Level 2	841,230	843,191	1,180,189	1,179,991
Short-term borrowings	Level 1	5,300	5,300	275,500	275,500
Long-term borrowings	Level 2	39,258	45,224	39,273	41,083
Accrued interest payable	Level 1	5,737	5,737	10,942	10,942
Derivative instruments – cash flow hedges	Level 2	647	647	—	—
Derivative instruments – interest rate products	Level 2	23,498	23,498	6,720	6,720
Derivative instruments – credit contracts	Level 2	47	47	18	18
Derivative instruments – mortgage banking	Level 2	13	13	7	7

(1)	Comprised of collateral dependent loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.)	SEGMENT REPORTING

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non- Banking	Holding Company and Other	Consolidated Totals
September 30, 2020
Goodwill	$48,536	$17,526	$—	$66,062
Other intangible assets, net	41	7,959	—	8,000
Total assets	4,922,251	37,420	(470)	4,959,201
December 31, 2019
Goodwill	$48,536	$17,526	$—	$66,062
Other intangible assets, net	98	8,763	—	8,861
Total assets	4,346,615	36,733	830	4,384,178

	Banking	Non- Banking	Holding Company and Other	Consolidated Totals
Three months ended September 30, 2020
Net interest income (expense)	$36,117	$—	$(618)	$35,499
Provision for credit losses	(4,028)	—	—	(4,028)
Noninterest income	9,101	3,489	(189)	12,401
Noninterest expense	(24,504)	(3,571)	(584)	(28,659)
Income (loss) before income taxes	16,686	(82)	(1,391)	15,213
Income tax (expense) benefit	(3,598)	18	640	(2,940)
Net income (loss)	$13,088	$(64)	$(751)	$12,273
Nine months ended September 30, 2020
Net interest income (expense)	$104,657	$—	$(1,853)	$102,804
Provision for credit losses	(21,689)	—	—	(21,689)
Noninterest income	23,169	9,543	(517)	32,195
Noninterest expense	(72,008)	(9,349)	(1,718)	(83,075)
Income (loss) before income taxes	34,129	194	(4,088)	30,235
Income tax (expense) benefit	(6,317)	(56)	670	(5,703)
Net income (loss)	$27,812	$138	$(3,418)	$24,532

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.)	SEGMENT REPORTING (Continued)

	Banking	Non- Banking	Holding Company and Other	Consolidated Totals
Three months ended September 30, 2019
Net interest income (expense)	$33,101	$—	$(618)	$32,483
Provision for loan losses	(1,844)	—	—	(1,844)
Noninterest income	9,398	3,149	(186)	12,361
Noninterest expense	(22,153)	(3,225)	(508)	(25,886)
Income (loss) before income taxes	18,502	(76)	(1,312)	17,114
Income tax (expense) benefit	(4,034)	16	(263)	(4,281)
Net income (loss)	$14,468	$(60)	$(1,575)	$12,833
Nine months ended September 30, 2019
Net interest income (expense)	$98,592	$—	$(1,853)	$96,739
Provision for loan losses	(5,391)	—	—	(5,391)
Noninterest income	22,452	8,809	(547)	30,714
Noninterest expense	(65,256)	(9,097)	(1,707)	(76,060)
Income (loss) before income taxes	50,397	(288)	(4,107)	46,002
Income tax (expense) benefit	(10,693)	59	387	(10,247)
Net income (loss)	$39,704	$(229)	$(3,720)	$35,755

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

EXECUTIVE OVERVIEW

Summary of 2020 Third Quarter Results

Net income decreased $560 thousand, or 4%, to $12.3 million for the third quarter of 2020 compared to $12.8 million for the third quarter of 2019. Net income available to common shareholders for the third quarter of 2020 was $11.9 million, or $0.74 per diluted share, compared with $12.5 million, or $0.78 per diluted share, for the third quarter of last year. Return on average common equity was 10.72% and return on average assets was 1.02% for the third quarter of 2020 compared to 12.00% and 1.19%, respectively, for the third quarter of 2019.

Third quarter results were negatively impacted by a higher provision for credit losses of $4.0 million, as compared to $1.8 million in the third quarter of 2019. The higher provision was driven by the adoption of the current expected credit loss (“CECL”) standard and uncertainty around the long-term impact of the COVID-19 pandemic on the economic environment.

Net interest income totaled $35.5 million in the third quarter of 2020, up from $32.5 million in the third quarter of 2019. This increase was primarily the result of a change in the interest-earning asset mix as loans became a larger percentage of the portfolio. Average loans were up $368.2 million in the third quarter of 2020 compared to the same quarter in 2019.

The provision for credit losses - loans was $3.6 million in the third quarter of 2020 compared to $1.8 million in the third quarter of 2019. Net charge-offs during the recent quarter were $488 thousand, down from $4.6 million in the third quarter of 2019. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.06% during the third quarter of 2020 compared with 0.58% in the third quarter of 2019. See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the increase in the provision for credit losses - loans and the decrease in net charge-offs.

Noninterest income was relatively flat at $12.4 million in both the third quarter of 2020 and the third quarter of 2019. Changes in noninterest income for the third quarter were primarily attributed to increases in net gain on sale of loans held for sale and income from derivative instruments, net, partially offset by decreases in net gain on investment securities and service charges on deposits. Net gain on sale of loans held for sale of $1.6 million was recognized in the third quarter of 2020 due to increased residential real estate loans for sale volume and an increase in margin on these transactions. Income from derivative instruments of $1.9 million was recognized in the third quarter of 2020 driven primarily by an increase in the number and value of interest rate swap transactions executed and reflects growth and maturity of the Company’s commercial loan business. The Company sold investment securities during the third quarter of 2020 generating a net gain of $554 thousand as compared to a net gain of $1.6 million in the third quarter of 2019. The Company recognized $1.3 million in service charges on deposits in the third quarter of 2020 as compared to $1.9 million in the third quarter of 2019 primarily due to the Company’s COVID-19 relief initiatives of waiving or eliminating fees, implemented from March 23, 2020 through July 9, 2020, and the Company not re-initiating ATM access fees until September 19, 2020.

Noninterest expense in the third quarter of 2020 totaled $28.7 million compared with $25.9 million in the third quarter of 2019. The increase in noninterest expense was primarily the result of restructuring charges incurred in the third quarter of 2020 and increases in salaries and employee benefits, computer and data processing and FDIC assessments. Restructuring charges of $1.4 million represent non-recurring real estate related charges related to the previously described branch closings and staff reduction announced in July 2020. The increase in salaries and employee benefits includes $224 thousand of non-recurring severance costs incurred in connection with the previously described branch closings and staff reduction announced in July 2020. The increase in computer and data processing expense was primarily due to costs related to the Bank’s new online and mobile platform, Five Star Bank Digital Banking, launched in the second quarter of 2020. FDIC assessments were $594 thousand in the third quarter of 2020 compared to $7 thousand in the third quarter of 2019. The FDIC minimum reserve ratio was exceeded in 2018, resulting in credits used to offset expense in 2019 and the first quarter of 2020.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 10.19%, and 12.74%, respectively, at September 30, 2020. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

Enterprise Standardization Program

The Company’s enterprise standardization program is focused on improving operational efficiency and enhancing future profitability. On July 17, 2020, in connection with the program, Five Star Bank announced changes to adapt to a full-service branch model to streamline retail branches to better align with shifting customer needs and preferences.

The announcement was the result of a nine-month comprehensive assessment of all lines of business and functional areas, conducted in partnership with a leading process improvement organization. The data-driven analysis identified, among other things, overlapping service

MANAGEMENT’S DISCUSSION AND ANALYSIS

areas, automation opportunities and streamlining of processes and operations that would enhance customer experiences and facilitate the long-term sustainability of current and future branches.

The July announcement included the consolidation of eleven branches into five, resulting in six branch closings and a reduction in staffing. The consolidations represent about ten percent of the branch network and impacted approximately six percent of the Company’s total workforce. These actions resulted in one-time expenses related to severance and real estate related charges of approximately $1.6 million in the third quarter of 2020. Expense savings of $2.6 million are anticipated on an annualized basis.

In October 2020, the Company announced the planned closure of one additional branch in January 2021. This location was not included in the branch consolidations announced in July, as alternative options were being considered and consolidation was not possible given its significant distance from other Five Star Bank branches. This closure is expected to result in one-time expenses related to severance costs and real estate related charges of approximately $130 thousand in the fourth quarter of 2020. Expected expense savings are anticipated at $340 thousand on an annualized basis.

The enterprise standardization program is not yet complete as we continue to evaluate activities and functions across the organization, focusing on ways to improve operational efficiency while enhancing the employee and customer experience.

Subordinated Note Issuance

On October 7, 2020, the Company completed a private placement of $35.0 million of fixed-to-floating rate subordinated notes due 2030 (the “Notes”) to qualified institutional buyers and accredited institutional investors. The Notes have a maturity date of October 15, 2030 and bear interest, payable semi-annually, at the rate of 4.375% per annum, until October 15, 2025. Commencing on that date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate (“SOFR”) plus 4.265% basis points, payable quarterly until maturity.

The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after October 15, 2025, and in whole at any time upon certain other specified events. The Company intends to use the net proceeds for general corporate purposes, organic growth and to support regulatory capital ratios at Five Star Bank.

In connection with the issuance and sale of the Notes, the Company entered into a registration rights agreement with the purchasers of the Notes pursuant to which the Company has agreed to take certain actions to provide for the exchange of the Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, with substantially the same terms as the Notes.

Stock Repurchase Program

In November 2020, the Company announced that its Board of Directors approved a stock repurchase program for up to 801,879 shares of its common stock, or approximately 5% of the Company’s outstanding common shares. The repurchase program permits shares to be repurchased in open market transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  The timing and number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to purchase any shares and it may be extended, modified or discontinued at any time.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Effective March 23, 2020 through July 9, 2020, for consumer customers, the Bank waived early CD penalty fees for withdrawals up to $20,000 (limited to one penalty-free withdrawal per CD account); eliminated all insufficient funds (overdrafts) and returned item fees; eliminated all Pay by Phone fees; waived all late fees; offered the opportunity for monthly mortgage, home equity loan or home equity line payment relief; offered the opportunity to defer unsecured consumer loans or lines of credit and secured consumer loans and lines of credit payments; and offered unsecured personal loans up to $5,000, up to 60 months at 2.95% APR subject to credit approval (additional terms and conditions may apply).  In addition, ATM access fees were reinitiated on September 19, 2020.

Business customers are being faced with challenging and unique circumstances. The Bank’s relationship bankers are highly skilled in providing tailored financial solutions designed to meet the specific, individual needs of each business and they are actively reaching out to each business customer to understand how the Bank can help, given each unique business circumstance.

As of October 23, 2020, we have helped more than 1,700 customers obtain more than $270 million in loans through the PPP.  Additionally, approximately 3% of our commercial loan and mortgage customers, 1% of our residential real estate loans and lines customers and less than 1% of our indirect loans customers have active payment deferrals.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 76% of revenue during the nine months ended September 30, 2020. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest income per consolidated statements of income	$39,719	$42,459	$121,131	$126,621
Adjustment to fully taxable equivalent basis	201	258	680	849
Interest income adjusted to a fully taxable equivalent basis	39,920	42,717	121,811	127,470
Interest expense per consolidated statements of income	4,220	9,976	18,327	29,882
Net interest income on a taxable equivalent basis	$35,700	$32,741	$103,484	$97,588

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Net Interest Income for the Three Months Ended September 30, 2020 and 2019

Net interest income on a taxable equivalent basis for the three months ended September 30, 2020, was $35.7 million, an increase of $3.0 million versus the comparable quarter last year of $32.7 million. The increase in net interest income was due primarily to an increase in average loans of $368.2 million, or 12%, compared to the third quarter of 2019, partially offset by a decrease in investment securities of $15.9 million, or 2%, compared to the third quarter of 2019. The decrease in investment securities is primarily the result of the redeployment of assets from investment securities into loans, resulting in loans comprising a higher percentage of total interest-earning assets.

Our net interest margin for the third quarter of 2020 was 3.22%, seven-basis points lower than 3.29% for the same period in 2019. This comparable period decrease was a function of a 16-basis point lower contribution from net free funds, partially offset by a nine-basis point increase in the interest rate spread. The higher interest rate spread was a result of a 69-basis point decrease in the yield on average interest-earning assets and a 78-basis point decrease in the cost of average interest-bearing liabilities.

For the third quarter of 2020, the yield on average interest earning assets of 3.60% was 69-basis points lower than the third quarter of 2019 of 4.29%. Loan yields decreased 75 basis points during the third quarter of 2020 to 4.02% from 4.77%. The yield on investment securities decreased 17-basis points during the third quarter of 2020 to 2.23% from 2.40%. Overall, the earning asset rate changes decreased interest income by $6.8 million during the third quarter of 2020 and a favorable volume variance increased interest income by $4.0 million, which collectively drove a $2.8 million decrease in interest income.

Average interest-earning assets were $4.41 billion for the third quarter of 2020 compared to $3.96 billion for the third quarter of 2019, an increase of $454.9 million, or 12%, from the comparable quarter last year, with average loans up $368.2 million from $3.15 billion to $3.52 billion and average securities down $15.9 million from $785.6 million to $769.7 million. The growth in average loans reflected increases in the commercial loans, residential real estate loans and other consumer loans categories. Commercial loans, in particular, were up $381.1 million from $1.61 billion to $1.99 billion, or 24%, from the third quarter of 2019. The increase in commercial loans was primarily driven by the PPP loans.  Residential real estate loans were up $37.1 million, partially offset by a decrease of $12.0 million in residential real estate lines. Consumer indirect loans decreased by $38.3 million and other consumer loans increased by $304 thousand. Loans comprised 79.8% of average interest-earning assets during the third quarter of 2020 compared to 79.7% during the third quarter of 2019. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.02% for the third quarter of 2020, a decrease of 75-basis points compared to 4.77% for the comparable quarter in 2019. An unfavorable rate variance resulted in a $6.3 million decrease in interest income, partially offset by an increase of $4.0 million due to the increase in the volume of average loans. Securities represented 17.4% of average interest-earning assets during the third quarter of 2020 compared to 19.8% during the third quarter of 2019. The decrease in the volume of average securities resulted in a $110 thousand decrease in interest income, in addition to a $310 thousand decrease due to the unfavorable rate variance.

The cost of average interest-bearing liabilities of 0.52% in the third quarter of 2020 compared to 1.30% in the third quarter of 2019, was 78-basis points lower. The cost of average interest-bearing deposits decreased 64-basis points from 1.07% to 0.43% and the cost of short-term borrowings decreased 91-basis points from 2.51% to 1.60% in the third quarter of 2020 compared to the same quarter of 2019. The decrease in the cost of short-term borrowings was a result of decreases in the federal funds rate. The cost of long-term borrowings for the third quarter of 2020 increased one-basis point from 6.30% to 6.31% compared to the same quarter of 2019. Overall, interest-bearing liability rate and volume decreases resulted in $5.8 million of lower interest expense.

Average interest-bearing liabilities of $3.24 billion in the third quarter of 2020 were $186.9 million, or 6%, higher than the third quarter of 2019. On average, interest-bearing deposits grew $457.9 million from $2.69 billion to $3.15 billion, and noninterest-bearing demand deposits (a principal component of net free funds) were up $270.4 million from $717.5 million to $987.9 million. The increase in average deposits was driven by PPP loan proceeds, successful business development efforts in retail banking, an increase in reciprocal deposit programs, and higher utilization of brokered deposits as a funding source. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in a $3.9 million decrease in interest expense during the third quarter of 2020. Average borrowings decreased $271.0 million from $368.2 million to $97.2 million compared to the third quarter of 2019. Overall, short and long-term borrowing rate and volume changes resulted in $1.8 million of lower interest expense during the third quarter of 2020.

Analysis of Net Interest Income for the Nine Months Ended September 30, 2020 and 2019

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2020, was $103.5 million, an increase of $5.9 million versus the comparable period last year of $97.6 million. The increase in net interest income was due primarily to an increase in average earning assets of $260.1 million or 7% compared to the first nine months of 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The net interest margin for the first nine months of 2020 was 3.25%, two-basis point lower than 3.27% for the same period in 2019. This comparable period decrease was a function of an eight-basis point increase in interest rate spread, partially offset by a ten-basis point lower contribution from net free funds. The higher interest rate spread was a result of a 52-basis point decrease in the cost of average interest-bearing liabilities and a 44-basis point decrease in the yield on average interest-earning assets.

For the first nine months of 2020, the yield on average earning assets of 3.83% was 44-basis points lower than the first nine months of 2019 of 4.27%. Loan yields decreased 54-basis points during the first nine months of 2020 to 4.25% from 4.79%. The yield on investment securities increased two-basis points during the first nine months of 2020 to 2.40% from 2.38%. Overall, the earning asset rate changes decreased interest income by $13.5 million during the first nine months of 2020 and a favorable volume variance increased interest income by $7.8 million, which collectively drove a $5.7 million decrease in interest income.

Average interest-earning assets were $4.25 billion for the first nine months of 2020 compared to $3.99 billion for the first nine months of 2019, an increase of $260.1 million, or 7%, from the comparable period last year, with average loans up $254.3 million from $3.13 billion to $3.38 billion and average securities down $66.9 million from $839.0 million to $772.1 million. The growth in average loans reflected increases in the commercial loans and residential real estate loans categories. Commercial loans, in particular, were up $277.1 million from $1.57 billion to $1.85 billion, or 18%, from the first nine months of 2019. Loans represented 79.7% of average interest-earning assets during the first nine months of 2020 compared to 78.5% during the first nine months of 2019. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.25% for the first nine months of 2020, a decrease of 54-basis points compared to 4.79% for first nine months of 2019. An unfavorable rate variance resulted in a $13.2 million decrease in interest income, partially offset by an increase of $8.7 million due to the increase in the volume of average loans. Securities represented 18.2% of average interest-earning assets during first nine months of 2020 compared to 21.0% during the first nine months of 2019. The decrease in the volume of average securities resulted in a $1.2 million decrease in interest income, partially offset by a $109 thousand increase due to the favorable rate variance.

The cost of average interest-bearing liabilities of 0.77% in the first nine months of 2020 compared to 1.29% in the first nine months of 2019 was 52-basis points lower than the first nine months of 2019. The cost of average interest-bearing deposits decreased 40-basis points from 1.06% to 0.66% and the cost of short-term borrowings decreased 97-basis points from 2.64% to 1.67% in the first nine months of 2020 compared to the same period of 2019. The decrease in the cost of short-term borrowings was a result of decreases in the federal funds rate. The cost of long-term borrowings for the first nine months of 2020 remained relatively flat at 6.30% compared to the same period of 2019. Overall, interest-bearing liability rate and volume decreases resulted in $11.6 million of lower interest expense.

Average interest-bearing liabilities of $3.19 billion in the first nine months of 2020 were $95.9 million, or 3%, higher than the first nine months of 2019. On average, interest-bearing deposits grew $316.3 million from $2.72 billion to $3.03 billion, and noninterest-bearing demand deposits (a principal component of net free funds) were up $154.8 million from $719.6 million to $874.5 million. The increase in average deposits was driven by PPP loans, successful business development efforts in retail banking, an increase in reciprocal deposit programs, and higher utilization of brokered deposits as a funding source. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $6.4 million of lower interest expense during the first nine months of 2020. Average borrowings decreased $220.4 million from $372.1 million to $151.7 million compared to the first nine months of 2019. Overall, short and long-term borrowing rate and volume changes resulted in $5.2 million of lower interest expense during the first nine months of 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended September 30,
	2020			2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$121,929	$31	0.10%	$19,370	$106	2.17%
Investment securities (1):
Taxable	614,465	3,330	2.17	587,069	3,478	2.37
Tax-exempt (2)	155,208	957	2.47	198,526	1,229	2.48
Total investment securities	769,673	4,287	2.23	785,595	4,707	2.40
Loans:
Commercial business	808,582	6,792	3.34	586,293	7,620	5.16
Commercial mortgage	1,180,747	12,160	4.10	1,021,931	13,244	5.14
Residential real estate loans	590,483	5,314	3.60	553,382	5,326	3.85
Residential real estate lines	95,288	874	3.65	107,290	1,397	5.17
Consumer indirect	830,647	10,039	4.81	868,927	9,813	4.48
Other consumer	16,445	423	10.23	16,141	504	12.40
Total loans	3,522,192	35,602	4.02	3,153,964	37,904	4.77
Total interest-earning assets	4,413,794	39,920	3.60	3,958,929	42,717	4.29
Less: Allowance for credit losses	(47,447)			(35,271)
Other noninterest-earning assets	408,986			337,152
Total assets	$4,775,333			$4,260,810
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$704,550	$254	0.14%	$632,540	348	0.22%
Savings and money market	1,574,068	1,102	0.28	956,410	1,060	0.44
Time deposits	867,479	2,014	0.92	1,099,212	5,869	2.12
Total interest-bearing deposits	3,146,097	3,370	0.43	2,688,162	7,277	1.07
Short-term borrowings	57,856	232	1.60	328,952	2,081	2.51
Long-term borrowings	39,314	618	6.31	39,244	618	6.30
Total borrowings	97,170	850	3.50	368,196	2,699	2.91
Total interest-bearing liabilities	3,243,267	4,220	0.52	3,056,358	9,976	1.30
Noninterest-bearing demand deposits	987,908			717,473
Other noninterest-bearing liabilities	88,882			57,578
Shareholders’ equity	455,276			429,401
Total liabilities and shareholders’ equity	$4,775,333			$4,260,810
Net interest income (tax-equivalent)		$35,700			$32,741
Interest rate spread			3.08%			2.99%
Net earning assets	$1,170,527			$902,571
Net interest margin (tax-equivalent)			3.22%			3.29%
Ratio of average interest-earning assets to average interest-bearing liabilities			136.09%			129.53%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21% for each of the three-month periods ended September 30, 2020 and 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2020			2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$91,263	$266	0.39%	$18,495	$297	2.15%
Investment securities (1):
Taxable	596,604	10,649	2.38	620,607	10,949	2.35
Tax-exempt (2)	175,455	3,237	2.46	218,388	4,047	2.47
Total investment securities	772,059	13,886	2.40	838,995	14,996	2.38
Loans:
Commercial business	712,703	19,843	3.72	570,596	22,627	5.30
Commercial mortgage	1,138,568	37,659	4.42	1,003,593	38,994	5.19
Residential real estate loans	583,540	16,095	3.68	541,185	15,649	3.86
Residential real estate lines	99,156	2,979	4.01	108,207	4,247	5.25
Consumer indirect	834,810	29,757	4.76	890,560	29,174	4.38
Other consumer	15,691	1,326	11.29	16,029	1,486	12.40
Total loans	3,384,468	107,659	4.25	3,130,170	112,177	4.79
Total interest-earning assets	4,247,790	121,811	3.83	3,987,660	127,470	4.27
Less: Allowance for loan losses	(44,228)			(34,759)
Other noninterest-earning assets	389,047			328,369
Total assets	$4,592,609			$4,281,270
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$694,830	$840	0.16%	$653,780	$1,030	0.21%
Savings and money market	1,349,931	3,724	0.37	973,005	3,143	0.43
Time deposits	989,236	10,502	1.42	1,090,896	17,281	2.12
Total interest-bearing deposits	3,033,997	15,066	0.66	2,717,681	21,454	1.06
Short-term borrowings	112,451	1,408	1.67	332,922	6,575	2.64
Long-term borrowings	39,297	1,853	6.30	39,227	1,853	6.30
Total borrowings	151,748	3,261	2.87	372,149	8,428	3.03
Total interest-bearing liabilities	3,185,745	18,327	0.77	3,089,830	29,882	1.29
Noninterest-bearing demand deposits	874,456			719,630
Other noninterest-bearing liabilities	85,069			56,449
Shareholders’ equity	447,339			415,361
Total liabilities and shareholders’ equity	$4,592,609			$4,281,270
Net interest income (tax-equivalent)		$103,484			$97,588
Interest rate spread			3.06%			2.98%
Net earning assets	$1,062,045			$897,830
Net interest margin (tax-equivalent)			3.25%			3.27%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.34%			129.06%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21% for each of the nine-month periods ended September 30, 2020 and 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended September 30, 2020 vs. 2019			Nine months ended September 30, 2020 vs. 2019
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$108	$(183)	$(75)	$377	$(408)	$(31)
Investment securities:
Taxable	157	(305)	(148)	(427)	127	(300)
Tax-exempt	(267)	(5)	(272)	(792)	(18)	(810)
Total investment securities	(110)	(310)	(420)	(1,219)	109	(1,110)
Loans:
Commercial business	2,360	(3,188)	(828)	4,871	(7,655)	(2,784)
Commercial mortgage	1,876	(2,960)	(1,084)	4,874	(6,209)	(1,335)
Residential real estate loans	345	(357)	(12)	1,189	(743)	446
Residential real estate lines	(143)	(380)	(523)	(333)	(935)	(1,268)
Consumer indirect	(444)	670	226	(1,893)	2,476	583
Other consumer	9	(90)	(81)	(31)	(129)	(160)
Total loans	4,003	(6,305)	(2,302)	8,677	(13,195)	(4,518)
Total interest income	4,001	(6,798)	(2,797)	7,835	(13,494)	(5,659)
Interest expense:
Deposits:
Interest-bearing demand	36	(130)	(94)	62	(252)	(190)
Savings and money market	524	(482)	42	1,089	(508)	581
Time deposits	(1,047)	(2,808)	(3,855)	(1,493)	(5,286)	(6,779)
Total interest-bearing deposits	(487)	(3,420)	(3,907)	(342)	(6,046)	(6,388)
Short-term borrowings	(1,280)	(569)	(1,849)	(3,328)	(1,839)	(5,167)
Long-term borrowings	1	(1)	—	3	(3)	—
Total borrowings	(1,279)	(570)	(1,849)	(3,325)	(1,842)	(5,167)
Total interest expense	(1,766)	(3,990)	(5,756)	(3,667)	(7,888)	(11,555)
Net interest income	$5,767	$(2,808)	$2,959	$11,502	$(5,606)	$5,896

Provision for Credit Losses

The provision for credit losses for the three and nine months ended September 30, 2020 was $4.0 million and $21.7 million, respectively, compared to $1.8 million and $5.4 million for the corresponding periods in 2019. The increase was driven by the adoption of the CECL standard, higher net charge-offs in the first quarter of 2020 and deterioration in the economic environment as a result of the COVID-19 pandemic, which adversely impacted our unemployment forecast, the designated loss driver for our CECL model. Although the unemployment forecast improved in the latest quarter, qualitative factors were increased to more than offset the improved unemployment forecast due to uncertainty around the long-term impact of the pandemic on the economy.  The increase in net charge-offs in the first nine months of 2020 is primarily attributable to one commercial credit that was downgraded and partially charged-off during the first quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of the COVID-19 pandemic.  The provision for credit losses - loans varies based primarily on forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service charges on deposits	$1,254	$1,925	$3,321	$5,361
Insurance income	1,357	1,439	3,525	3,689
ATM and debit card	1,943	1,801	5,321	4,983
Investment advisory	2,443	2,269	6,940	6,812
Company owned life insurance	470	459	1,397	1,293
Investments in limited partnerships	(105)	116	(136)	492
Loan servicing	49	102	106	316
Income from derivative instruments, net	1,931	890	4,617	1,013
Net gain on sale of loans held for sale	1,581	439	2,616	1,028
Net gain (loss) on investment securities	554	1,608	1,449	1,721
Net gain (loss) on other assets	(55)	(2)	8	56
Net loss on tax credit investments	(40)	—	(120)	—
Other	1,019	1,315	3,151	3,950
Total noninterest income	$12,401	$12,361	$32,195	$30,714

Service charges on deposits decreased $671 thousand, or 35%, to $1.3 million for the third quarter of 2020 compared to $1.9 million for the third quarter of 2019. For the first nine months of 2020, service charges on deposits decreased $2.0 million, or 38%, to $3.3 million compared to $5.4 million for the first nine months of 2019. The decreases were primarily due to our COVID-19 relief initiatives implemented between March 23, 2020 to July 9, 2020, including waiving or eliminating certain fees. In addition, insufficient fund fees in the remainder of the quarter were lower than historic levels, potentially due to the positive impact of stimulus programs on consumer account balances. ATM access fees were not re-initiated until September 19th.

Income (loss) from investments in limited partnerships decreased $221 thousand, to a loss of $105 thousand for the third quarter of 2020 compared to income of $116 thousand for the third quarter of 2019. For the first nine months of 2020, income (loss) from investments in limited partnerships decreased $628 thousand, to a loss of $136 thousand compared to income of $492 thousand for the first nine months of 2019. We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income from these equity method investments fluctuates based on the maturity and performance of the underlying investments.

Income from derivative instruments, net increased $1.0 million to $1.9 million for the third quarter of 2020 compared to $890 thousand for the third quarter of 2019. For the first nine months of 2020, income from derivative instruments, net increased $3.6 million to $4.6 million compared to $1.0 million for the first nine months of 2019. The increases were primarily the result of an increase in the number and value of interest rate swap transactions executed and reflects growth and maturity of our commercial loan business.

Net gain on sale of loans held for sale was $1.6 million for the third quarter of 2020 compared to $439 thousand for the third quarter of 2019. For the first nine months of 2020, net gain on sale of loans held for sale was $2.6 million compared to $1.0 million for the first nine months of 2019. The increases were primarily due to increased residential real estate loans for sale volume and an increase in margin on these transactions.  The low interest rate environment has resulted in a significant increase in mortgage refinancing activity.

Net gain on investment securities was $554 thousand for the third quarter of 2020 compared to $1.6 million for the third quarter of 2019. For the first nine months of 2020, net gain on investment securities was $1.4 million compared to $1.7 million for the first nine months of 2019. The net gain in the current quarter is attributable to the management of premium risk, largely achieved through the sale of $20.0 million of fixed rate mortgage backed securities with higher expected prepayment speeds. Proceeds were reinvested in current coupon bonds, with lower anticipated prepayment behavior.

Other noninterest income decreased $296 thousand, or 23%, to $1.0 million for the third quarter of 2020 compared to $1.3 million for the third quarter of 2019. The decrease was due to the impact of stay-at-home orders for COVID-19 that reduced certain volume-based fees like merchant revenue and correspondent credit card fees.  Our FHLB dividends have also declined year-over-year due to the lower level of FHLB borrowings in 2020 versus 2019.  For the first nine months of 2020, other noninterest income decreased $799 thousand, or 20%, to $3.2 million compared to $4.0 million for the first nine months of 2019. The decrease was due to lower pay-by-phone fees associated with our COVID-19 consumer relief initiatives, coupled with the impact of stay-at-home orders that reduced certain volume-based fees like merchant revenue and correspondent credit card fees.  Our FHLB dividends have also declined year-over-year due to the lower level of FHLB borrowings in 2020 versus 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Salaries and employee benefits	$15,085	$14,411	$45,173	$41,661
Occupancy and equipment	3,263	4,650	10,407	13,562
Professional services	1,242	1,528	4,974	3,618
Computer and data processing	3,250	1,378	8,622	3,951
Supplies and postage	463	522	1,533	1,554
FDIC assessments	594	7	1,505	1,005
Advertising and promotions	955	745	2,055	2,351
Amortization of intangibles	280	309	861	948
Restructuring charges	1,362	-	1,362	-
Other	2,165	2,336	6,583	7,410
Total noninterest expense	$28,659	$25,886	$83,075	$76,060

Salaries and employee benefits expense increased by $674 thousand, or 5%, to $15.1 million for the third quarter of 2020 compared to $14.4 million for the third quarter of 2019. The increase in the current quarter includes $224 thousand of non-recurring severance costs incurred in connection with the previously described branch closings and staff reduction announced in July 2020. For the first nine months of 2020, salaries and employee benefits expense increased by $3.5 million, or 8%, to $45.2 compared to $41.7 million for the first nine months of 2019. The increase in the first nine months of 2020 was primarily the result of incentive compensation (including producer incentives and commissions), annual merit increases, COVID-19-related incremental pay to front-line retail associates, expense related to the departure of a senior officer on June 26, 2020 and higher medical expense.

Professional services expense decreased $286 thousand, or 19%, to $1.2 million for the third quarter of 2020 compared to $1.5 million for the third quarter of 2019. For the first nine months of 2020, professional services expense increased $1.4 million, or 37%, to $5.0 million compared to $3.6 million for the first nine months of 2019. The decrease in the third quarter of 2020 and increase in the first nine months of 2020 were primarily due to the timing of fees for consulting and advisory projects, including the Company’s improvement initiatives. Expenses related to improvement initiatives totaled $56 thousand and $1.0 million for the three- and nine-month periods ended September 30, 2020, respectively, and $298 thousand and $511 thousand for the three- and nine-month periods ended September 30, 2019, respectively.

Computer and data processing expense increased $603 thousand, or 23%, to $3.3 million for the third quarter of 2020 compared to $2.6 million for the third quarter of 2019. For the first nine months of 2020, computer and data processing expense increased $1.2 million, or 16%, to $8.6 million compared to $7.4 million for the first nine months of 2019. The increases in computer and data processing expense were primarily due to costs related to the Bank’s new online and mobile platform, Five Star Bank Digital Banking, launched in the second quarter of 2020.

FDIC assessments increased $587 thousand to $594 thousand for the third quarter of 2020 compared to $7 thousand for the third quarter of 2019. For the first nine months of 2020, FDIC assessments increased $500 thousand, or 50%, to $1.5 million compared to $1.0 million for the first nine months of 2019. In 2018, the FDIC minimum reserve ratio was exceeded, resulting in credits used to offset expense in 2019 and the first quarter of 2020.

Advertising and promotions expense increased $210 thousand, or 28%, to $955 thousand for the third quarter of 2020 compared to $745 thousand for the third quarter of 2019. For the first nine months of 2020, advertising and promotions expense decreased $296 thousand, or 13%, to $2.1 million compared to $2.4 million for the first nine months of 2019. Advertising and promotions expense was reduced in March 2020 when the COVID-19 pandemic impacted operations in Western New York. Higher expense in the third quarter of 2020 is attributable to promotional costs for Five Star Bank Digital Banking. The advertising campaign started after the last wave of customers was transitioned to the new platform in mid-June and ended in late August.

Restructuring charges of $1.4 million for the third quarter of 2020 represents non-recurring real estate related charges related to the previously described branch closings and staff reduction announced in July 2020.

Our efficiency ratio for the first nine months of 2020 was 61.89% compared with 60.09% for the first nine months of 2019. The higher efficiency ratio is a result of the higher noninterest expenses associated with our improvement initiatives and COVID-related impacts on noninterest income and noninterest expenses. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income Taxes

For the nine months ended September 30, 2020, we recorded income tax expense of $5.7 million, versus $10.2 million for the same period in the prior year. In the first nine months of 2020, the Company recognized tax credit investments resulting in a $606 thousand reduction in income tax expense and a $120 thousand net loss recorded in noninterest income. For the three months ended September 30, 2020, we recorded income tax expense of $2.9 million, versus $4.3 million for the same period in the prior year. As a result of the Tax Cuts and Jobs Act, the Company estimated tax benefits and recorded a provisional amount in and for the year ended December 31, 2017. In the third quarter of 2019 an adjustment was made to the provisional amount resulting in incremental expense of approximately $600 thousand.

The effective tax rates for the first nine months of 2020 and 2019 were 18.9% and 22.3%, respectively. The effective tax rates for the third quarter of 2020 and 2019 were 19.3% and 25.0%, respectively. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on Company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2020 and 2019 reflects the New York State tax benefit generated by our real estate investment trust.

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$6,234	$6,655	$26,440	$26,877
Mortgage-backed securities:
Agency mortgage-backed securities	489,384	508,881	389,412	390,422
Non-Agency mortgage-backed securities	—	435	—	618
Total available for sale securities	495,618	515,971	415,852	417,917
Securities held to maturity:
State and political subdivisions	151,611	156,663	192,215	196,018
Mortgage-backed securities	139,343	145,215	166,785	167,241
Total held to maturity securities	290,954	301,878	359,000	363,259
Allowance for credit losses - securities	(8)
Total held to maturity securities, net	290,946
Total investment securities	$786,564	$817,849	$774,852	$781,176

The available for sale (“AFS”) investment securities portfolio increased $98.1 million from $417.9 million at December 31, 2019 to $516.0 million at September 30, 2020. The AFS portfolio had net unrealized gains of $20.4 million and $2.1 million at September 30, 2020 and December 31, 2019, respectively. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of September 30, 2020. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—%	$6,234	2.43%	$—	—%	$—	—%	$6,234	2.43%
Mortgage-backed securities	1	6.04	30,291	2.45	162,953	2.36	296,139	1.76	489,384	2.00
	1	—	36,525	2.45	162,953	2.36	296,139	1.76	495,618	2.01
Held to maturity debt securities:
State and political subdivisions	48,688	2.27	99,947	1.93	2,976	2.02	—	—	151,611	2.04
Mortgage-backed securities	—	—	2,345	2.30	16,100	2.14	120,898	2.40	139,343	2.37
	48,688	2.27	102,292	1.94	19,076	2.12	120,898	2.40	290,954	2.20
Total investment securities	$48,689	2.27%	$138,817	2.07%	$182,029	2.33%	$417,037	1.94%	$786,572	2.08%

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the nine months ended September 30, 2020 and 2019 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Commercial business	$818,135	22.9%	$572,040	17.8%
Commercial mortgage	1,202,046	33.7	1,106,283	34.3
Total commercial	2,020,181	56.6	1,678,323	52.1
Residential real estate loans	596,902	16.7	572,350	17.8
Residential real estate lines	94,017	2.6	104,118	3.2
Consumer indirect	840,579	23.6	850,052	26.4
Other consumer	16,860	0.5	16,144	0.5
Total consumer	1,548,358	43.4	1,542,664	47.9
Total loans	3,568,539	100.0%	3,220,987	100.0%
Less: Allowance for credit losses	49,395		30,482
Total loans, net	$3,519,144		$3,190,505

MANAGEMENT’S DISCUSSION AND ANALYSIS

Total loans increased $347.6 million to $3.57 billion at September 30, 2020 from $3.22 billion at December 31, 2019. The increase in loans was primarily attributable to PPP loans in our commercial business portfolio. PPP loans of approximately $2 million and $269 million were funded in the third and second quarters of 2020, respectively. The loans carry a 1% interest rate and the Company recorded net PPP loan origination fees of approximately $7.4 million that are amortized over a 24-month period.

Commercial loans increased $341.9 million during the nine months ended September 30, 2020 and represented 56.6% of total loans as of September 30, 2020. The increase in commercial loans was primarily attributable to PPP loans. At September 30, 2020, the PPP loan balance was $264.1 million, net of deferred fees.

The consumer indirect portfolio totaled $840.6 million and represented 23.6% of total loans as of September 30, 2020. During the first nine months of 2020, we originated $230.0 million in indirect auto loans with a mix of approximately 32% new auto and 68% used auto. During the first nine months of 2019, we originated $234.6 million in indirect auto loans with a mix of approximately 34% new auto and 66% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $7.1 million and $4.2 million as of September 30, 2020 and December 31, 2019, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $220.7 million and $189.8 million as of September 30, 2020 and December 31, 2019, respectively.

Allowance for Credit Losses - Loans

The following table summarizes the activity in the allowance for credit losses - loans for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Allowance for credit losses - loans, beginning of period, prior to adoption of ASC 326			$30,482	$33,914
Impact of adopting ASC 326			9,594	—
Allowance for credit losses - loans, beginning of period, after adoption of ASC 326	46,316	34,434	40,076	33,914
Charge-offs:
Commercial business	15	112	8,281	380
Commercial mortgage	640	2,994	1,712	2,997
Residential real estate loans	—	54	100	172
Residential real estate lines	—	8	—	10
Consumer indirect	1,388	2,420	7,366	8,102
Other consumer	160	315	499	867
Total charge-offs	2,203	5,903	17,958	12,528
Recoveries:
Commercial business	103	102	1,644	333
Commercial mortgage	37	—	37	17
Residential real estate loans	7	14	25	31
Residential real estate lines	—	1	3	6
Consumer indirect	1,503	1,103	4,550	4,205
Other consumer	65	73	282	299
Total recoveries	1,715	1,293	6,541	4,891
Net charge-offs	488	4,610	11,417	7,637
Provision for credit losses - loans	3,567	1,844	20,736	5,391
Allowance for credit losses - loans, end of period	$49,395	$31,668	$49,395	$31,668

Net loan charge-offs to average loans (annualized)	0.06%	0.58%	0.45%	0.33%
Allowance for credit losses - loans to total loans	1.38%	1.00%	1.38%	1.00%
Allowance for credit losses - loans to non-performing loans	453%	324%	453%	324%

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Net charge-offs of $488 thousand in the third quarter of 2020 represented 0.06% of average loans on an annualized basis compared to $4.6 million, or 0.58%, in the third quarter of 2019. The decrease from the prior year period is primarily attributable to the third quarter 2019 $3.0 million partial charge-off of a $5.6 million loan that had been classified as non-performing in the second quarter of 2019. For the nine months ended September 30, 2020, net charge-offs of $11.4 million represented 0.45% of average loans, compared to $7.6 million or 0.33% of average loans for the same period in 2019. The increase in net charge-offs in the nine months ended September 30, 2020 was primarily due to an $8.2 million partial charge-off of an $11.9 million commercial loan downgraded in the first quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of the COVID-19 pandemic. The allowance for credit losses - loans was $49.4 million at September 30, 2020, compared with $30.5 million at December 31, 2019. The ratio of the allowance for credit losses -loans to total loans was 1.33% and 0.95% at September 30, 2020 and December 31, 2019, respectively. The ratio of allowance for credit losses - loans to non-performing loans was 453% at September 30, 2020, compared with 353% at December 31, 2019.

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	September 30, 2020	December 31, 2019
Nonaccrual loans:
Commercial business	$2,628	$1,177
Commercial mortgage	3,372	3,146
Residential real estate loans	3,305	2,484
Residential real estate lines	207	102
Consumer indirect	1,244	1,725
Other consumer	6	—
Total nonaccrual loans	10,762	8,634
Accruing loans 90 days or more delinquent	141	6
Total non-performing loans	10,903	8,640
Foreclosed assets	2,999	468
Total non-performing assets	$13,902	$9,108
Non-performing loans to total loans	0.31%	0.27%
Non-performing assets to total assets	0.28%	0.21%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at September 30, 2020 were $13.9 million, an increase of $4.8 million from the $9.1 million balance at December 31, 2019. The primary component of non-performing assets is non-performing loans, which were $10.9 million or 0.31% of total loans at September 30, 2020, compared with $8.6 million or 0.27% of total loans at December 31, 2019. The increase in non-performing assets in the nine months ended September 30, 2020 is primarily due to an $11.9 million commercial loan downgraded, with $8.2 million charged-off, in the first quarter of 2020. In the third quarter of 2020, this commercial loan was recategorized as a foreclosed asset.  The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of the COVID-19 pandemic.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Approximately $1.8 million, or 16.6%, of the $10.9 million in non-performing loans as of September 30, 2020 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are TDRs of $254 thousand and $297 thousand at September 30, 2020 and December 31, 2019, respectively. There were no TDRs accruing interest as of September 30, 2020 and one TDR of $550 thousand was accruing interest as of December 31, 2019.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented three properties totaling $3.0 million at September 30, 2020 and three properties totaling $468 thousand at December 31, 2019. The increase in foreclosed assets in the nine months ended September 30, 2020 is primarily due to one commercial credit that was partially charged off during the first quarter of 2020 and foreclosure occurred in the third quarter.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $19.1 million and $14.6 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2020 and December 31, 2019, respectively.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,013,176	25.3%	$707,752	19.9%
Interest-bearing demand	786,059	18.2	627,842	17.7
Savings and money market	1,724,463	34.3	1,039,892	29.2
Time deposits < $250,000	660,300	17.6	893,177	25.1
Time deposits of $250,000 or more	180,930	4.6	287,012	8.1
Total deposits	$4,364,928	100.0%	$3,555,675	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2020, total deposits were $4.36 billion, representing an increase of $809.3 million from December 31, 2019. The increase was driven by growth in nonpublic deposits and the reciprocal and brokered deposits portfolios.  Time deposits were approximately 19% and 33% of total deposits at September 30, 2020 and December 31, 2019, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.50 billion and $2.16 billion at September 30, 2020 and December 31, 2019, respectively, and represented 57% and 61% of total deposits as of the end of each period, respectively. The increase in nonpublic deposits was in part attributable to PPP loan proceeds received by customers.  We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $989.4 million and $860.7 million at September 30, 2020 and December 31, 2019, respectively, and represented 23% and 24% of total deposits as of the end of each period, respectively. The increase in public deposits during 2020 was due largely to seasonality.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all reciprocal deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of EGRRCPA, reciprocal deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits.  Reciprocal deposits totaled $243.9 million and $337.2 million, respectively, at September 30, 2020, compared to $157.9 million and $172.0 million, respectively, at December 31, 2019. Reciprocal deposits represented 13% and 9% of total deposits as of the end of each period, respectively.

Brokered deposits totaled $294.9 million and $208.8 million at September 30, 2020 and December 31, 2019, respectively, and represented 7% and 6% of total deposits as of the end of each period, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2020	2019
Short-term borrowings - FHLB	$5,300	$275,500
Long-term borrowings - Subordinated notes, net	39,258	39,273
Total borrowings	$44,558	$314,773

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at September 30, 2020 consisted of $5.3 million in short-term borrowings. The maximum amount of short-term FHLB borrowings outstanding at any month-end during the nine months ended September 30, 2020 was $198.9 million. Short-term FHLB borrowings at December 31, 2019 consisted of $10.0 million in overnight borrowings and $265.5 million in short-term borrowings. The lower level of short-term borrowings at September 30, 2020, is attributable to growth in brokered deposits, which were utilized as a cost-effective alternative to FHLB borrowings. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits, which reached a seasonal high point during the third quarter.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $218.6 million of immediate credit capacity with the FHLB as of September 30, 2020. We had approximately $538.8 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at September 30, 2020. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of September 30, 2020 and December 31, 2019. Additionally, we had approximately $174.6 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At September 30, 2020, no amounts have been drawn on the line of credit.

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

On October 7, 2020, the Company completed a private placement of $35.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2030 to qualified institutional buyers and accredited institutional investors. The Notes have a maturity date of October 15, 2030 and bear interest, payable semi-annually, at the rate of 4.375% per annum, until October 15, 2025. Commencing on that date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 4.265% basis points, payable quarterly until maturity. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after October 15, 2025, and to redeem the Notes in whole at any time upon certain other specified events. The Company intends to use the net proceeds for general corporate purposes, organic growth and to support regulatory capital ratios at Five Star Bank.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy.  While funding pressures have not occurred, management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows.  As of September 30, 2020, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB and the FRB. The primary source of our non-deposit short-term borrowings is FHLB advances, of which we had $5.3 million outstanding at September 30, 2020. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $902.4 million from various funding sources which include the FHLB, the FRB, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2020. The line of credit has a one-year term and matures in May 2021. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $282.1 million as of September 30, 2020, up $169.1 million from $112.9 million as of December 31, 2019. Net cash provided by operating activities totaled $20.3 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $376.6 million, which included outflows of $361.9 million for net loan originations, and $12.3 million from net investment securities transactions. Net cash provided by financing activities of $525.4 million was attributed to a $809.3 million increase in deposits, partially offset by a $270.2 million decrease in short-term borrowings and by $13.4 million in dividend payments.

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

Shareholders’ equity was $456.4 million at September 30, 2020, an increase of $17.5 million from $438.9 million at December 31, 2019. Net income for the nine months ended September 30, 2020 increased shareholders’ equity by $24.5 million, offset by an $8.7 million cumulative effect adjustment from the adoption of ASC 326 and common and preferred stock dividends declared of $13.6 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $14.3 million during the first nine months of 2020 due primarily to higher net unrealized gains on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015 and was fully phased-in on January 1, 2019. As of September 30, 2020, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands):

	September 30,	December 31,
	2020	2019
Common shareholders’ equity	$439,033	$421,619
Add: CECL transitional amount	11,286	—
Less: Goodwill and other intangible assets	71,135	71,987
Net unrealized gain (loss) on investment securities (1)	14,651	873
Hedging derivative instruments	(692)	(518)
Net periodic pension and postretirement benefits plan adjustments	(14,168)	(14,868)
Other	—	—
Common Equity Tier 1 (“CET1”) Capital	379,393	364,145
Plus: Preferred stock	17,328	17,328
Less: Other	—	—
Tier 1 Capital	396,721	381,473
Plus: Qualifying allowance for credit losses	38,186	30,482
Subordinated Notes	39,258	39,273
Total regulatory capital	$474,165	$451,228
Adjusted average total assets (for leverage capital purposes)	$4,713,549	$4,237,596
Total risk-weighted assets	$3,723,091	$3,533,281
Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.42%	9.00%
CET1 Capital (CET1 capital to total risk-weighted assets)	10.19	10.31
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.66	10.80
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.74	12.77

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of September 30, 2020 and December 31, 2019 for the Company and the Bank under the BCBS Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the BCBS Capital Rules and the minimum required capital levels as of January 1, 2019 when the BCBS Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the BCBS Capital Rules (in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Tier 1 leverage:
Company	$396,721	8.42%	$188,542	4.00%	$235,677	5.00%
Bank	422,605	8.98	188,265	4.00	235,332	5.00
CET1 capital:
Company	379,393	10.19	260,616	7.00	242,001	6.50
Bank	422,605	11.38	259,959	7.00	241,391	6.50
Tier 1 capital:
Company	396,721	10.66	316,463	8.50	297,847	8.00
Bank	422,605	11.38	315,665	8.50	297,096	8.00
Total capital:
Company	474,165	12.74	390,925	10.50	372,309	10.00
Bank	460,791	12.41	389,939	10.50	371,370	10.00
December 31, 2019
Tier 1 leverage:
Company	$381,473	9.00%	$169,504	4.00%	$211,880	5.00%
Bank	409,031	9.67	169,189	4.00	211,486	5.00
CET1 capital:
Company	364,145	10.31	247,330	7.00	229,663	6.50
Bank	409,031	11.61	246,674	7.00	229,055	6.50
Tier 1 capital:
Company	381,473	10.80	300,329	8.50	282,663	8.00
Bank	409,031	11.61	299,533	8.50	281,914	8.00
Total capital:
Company	451,228	12.77	370,995	10.50	353,328	10.00
Bank	439,514	12.47	370,011	10.50	352,392	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2019 to September 30, 2020, aside from asset growth due to the PPP program, remixing of the wholesale funding base and an increase Federal Reserve Bank excess cash position resulting from deposit growth. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending September 30, 2021 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$921	$1,788	$4,077	$6,756
% Change	0.66%	1.28%	2.92%	4.84%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2020 and December 31, 2019 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2020 and December 31, 2019. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	September 30, 2020			December 31, 2019
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$545,804			$632,832
- 100 Basis Points	549,695	$3,891	0.71%	676,362	$43,530	6.88%
+100 Basis Points	565,710	19,906	3.65	627,409	(5,423)	(0.86)
+ 200 Basis Points	587,022	41,218	7.55	614,927	(17,905)	(2.83)
+ 300 Basis Points	604,760	58,956	10.80	600,636	(32,196)	(5.09)

The decrease in the Pre-Shock Scenario EVE at September 30, 2020 compared to December 31, 2019 is a result of a 15% increase in non-public deposits. The decrease in the -100 basis point Rate Shock Scenario EVE is reflective of the assumption that deposit pricing is nearly floored and has the inability to reprice to a lower level.  This is compounded by the assumption that the discount curve on the fixed rate portfolio is nearly floored, resulting in less premium on the portfolio in a falling rate environment.  The overall level of change is in line with expectations due to the Federal Open Market Committee action to reduce the Federal Funds target rate by 150 basis points within the period and programs introduced to help small businesses with loans.

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings

From time to time we are a party to or otherwise involved in legal proceedings arising out of the normal course of business. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense and settlement costs, unfavorable awards, diversion of management resources and other factors.

We are party to an action filed against us on May 16, 2017 by Matthew L. Chipego, Charlene Mowry, Constance C. Churchill and Joseph W. Ewing in the Court of Common Pleas in Philadelphia, Pennsylvania.  Plaintiffs seek class certification to represent classes of consumers in New York and Pennsylvania along with statutory damages, interest and declaratory relief. The plaintiffs seek to represent a putative class of consumers who are alleged to have obtained direct or indirect financing from us for the purchase of vehicles that we later repossessed. The plaintiffs specifically claim that the notices the Bank sent to defaulting consumers after their vehicles were repossessed did not comply with the relevant portions of the Uniform Commercial Code in New York and Pennsylvania. We dispute and believe we have meritorious defenses against these claims and plan to vigorously defend ourselves.

In February 2020, we agreed to engage in mediation with the plaintiffs but mediation has not yet commenced.  On October 19, 2020, the Court granted plaintiffs’ motion for judgment on the pleadings dismissing our affirmative defense against one named New York plaintiff that his claim was time-barred under New York law, applying a six-year statute of limitations rather than the three years limitation period we had argued.  Under the current scheduling order, briefing on any class certification request is scheduled to occur in November 2020.

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

In response to the COVID-19 pandemic and resulting economic downturn, the Federal Reserve reduced the target federal funds rate to a range of 0.00% to 0.25% and has stated that it intends to keep the rate near 0.00% until signs of higher inflation and a tighter labor market emerge. This lower rate reduces the rate of interest we earn on loans and pay on borrowings and interest-bearing deposits, and can affect the value of financial instruments we hold. In an environment with lower interest rates, we will not be able to earn as much on our interest-earning assets, which will likely reduce net interest margin. In addition, our ability to earn interest and receive dividend income from investment securities will be reduced. If interest rates remain low for an extended period of time, our results of operations could be materially adversely affected.

The U.S. economy generally and our customers and employees in particular have been directly impacted by governmental orders reducing travel and in-person interactions. Executive orders from the Governor of the State of New York may impact our ability to keep our bank branch locations open. We expect we and our customers will continue to be impacted by social distancing efforts for the duration of the COVID-19 pandemic. A significant proportion of our employees are working remotely, which may slow response times to customers’ inquiries or preclude providing the level of service our employees are typically able to offer in person. Our reputation and results of operations may be impacted if our competitors are better able to adjust to the restrictions on in-person interactions and remote work. Furthermore, as our employees continue to work from home, our operational risk, including data security risk, is higher than it would otherwise be, as cybercriminal activity has increased in an attempt to profit from the disruption to typical operations. The cybersecurity-related risks we face include more phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, and unauthorized dissemination, misuse or destruction of confidential or valuable information.

While we have experienced higher loan origination volume due to the Paycheck Protection Program (“PPP”) under the CARES Act, there can be no assurance that the borrowers under the CARES Act programs will be able to pay the interest, and principal payments, if applicable, when they are due. If the borrower of a PPP loan fails to qualify for loan forgiveness under the program, we will have to hold the loan at an unfavorable interest rate as compared to a loan we may otherwise have extended to our customer. Even though those loans are guaranteed by the U.S. Small Business Association (the “SBA”), we may not be able to collect from the SBA as quickly as those payments come due, and our cash flow and earnings may be reduced accordingly. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from us. Originations for consumer indirect lending, which currently constitutes 23.6% of our total loans, have declined since the outbreak of the COVID-19 pandemic. If this trend continues, our financial condition and results of operations could be materially adversely affected.

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

At September 30, 2020, we held $151.6 million in debt securities that are issued by state and local government agencies, or municipal bonds, that are backed by the credit and taxing power of the issuing jurisdiction. As these state and local governments experience the impacts of the pandemic and stay at home orders, they are earning less sales tax revenue while incurring higher than expected costs as a result of the COVID-19 pandemic. The impact of the COVID-19 pandemic may cause the credit rating of the municipal bonds we hold to be downgraded, which could in turn cause us to incur credit losses. If these bond issuers are unable to repay us when the bonds mature, we could lose our investment and our results of operations and cash flows could be materially adversely impacted.

The market volatility related to the COVID-19 pandemic has driven market values of publicly traded securities downward. Because the majority of our investment advisory revenue is from fees based on a percentage of assets under management, our investment advisory revenues and profitability have fallen and will continue to fluctuate with the overall market conditions.

The spread of COVID-19 has led to an economic recession and continues to cause severe disruptions in the U.S. economy. Should the COVID-19 pandemic continue for an extended period of time, our business, financial condition, results of operations and cash flows may likewise be materially adversely impacted for an extended period of time.

The value of our goodwill and other intangible assets may decline in the future.

As of September 30, 2020, we had $66.1 million of goodwill and $8.0 million of other intangible assets. Although we did not record any impairment to our goodwill for the first nine months of 2020, significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate and slower growth rates, any or all of which could be materially impacted by the ongoing COVID-19 pandemic, may necessitate our taking charges in the future related to the impairment of our goodwill. If the recent capital markets downturn resulting from the COVID-19 pandemic continues for an extended period of time, or the capital markets continue to experience increased volatility, we may record an impairment to our goodwill in subsequent fiscal periods. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

For further discussion, see Note 7, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements (Unaudited) included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.        Exhibits

(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

4.1	Subordinated Indenture, dated as of October 7, 2020, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated October 7, 2020

4.2	Form of 4.375% Fixed-to-Floating Rate Subordinated Note due October 15, 2030 (included in Exhibit 4.1)	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated October 7, 2020

10.1	Subordinated Note Purchase Agreement, dated as of October 7, 2020, by and among Financial Institutions, Inc. and the Purchasers*	Filed Herewith

10.2	Registration Rights Agreement, dated as of October 7, 2020, by and among Financial Institutions, Inc. and the Purchasers	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, November 6, 2020
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Justin K. Bigham	, November 6, 2020
Justin K. Bigham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, November 6, 2020
Sonia M. Dumbleton
Senior Vice President and Controller
(Principal Accounting Officer)