Form 10-K
period 2020-12-31
FINANCIAL INSTITUTIONS INC
filed 2021-03-15
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☑

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2020 closing price reported by Nasdaq, was approximately $292,245,000.

As of February 28, 2021, there were outstanding, exclusive of treasury shares, 15,816,318 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

•

The COVID-19 pandemic, and governmental and individual efforts to contain the pandemic, have had a significant negative impact on the U.S. and global economy which has and will continue to adversely affect our business, financial condition and results of operations;

•	If we experience greater credit losses than anticipated, earnings may be adversely impacted;
•	Geographic concentration may unfavorably impact our operations;
•	Our commercial business and mortgage loans increase our exposure to credit risks;
•	Our indirect and consumer lending involves risk elements in addition to normal credit risk;
•	Lack of seasoning in portions of our loan portfolio could increase risk of credit defaults in the future;
•	We accept deposits that do not have a fixed term, and which may be withdrawn by the customer at any time for any reason;
•	We are subject to environmental liability risk associated with our lending activities;
•	We operate in a highly competitive industry and market area;
•	Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect our business, financial condition, and results of operations;
•	Legal and regulatory proceedings and related matters, such as the action brought by a putative class of consumers against us
•	as described in Part I, Item 3, “Legal Proceedings,” could adversely affect us and the banking industry in general;
•	Any future FDIC insurance premium increases may adversely affect our earnings;
•	We are highly regulated, and any adverse regulatory action may result in additional costs, loss of business opportunities, and reputational damage;
•	The policies of the Federal Reserve have a significant impact on our earnings;
•	Our insurance brokerage subsidiary is subject to risk related to the insurance industry;
•	Our investment advisory and wealth management operations are subject to risk related to the regulation of the financial services industry and market volatility;
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

•	Our certificate of incorporation, our bylaws, and certain banking laws may have an anti-takeover effect;
•	The market price of our common stock may fluctuate significantly in response to a number of factors;
•	We may not be able to attract and retain skilled people;
•	We use financial models for business planning purposes that may not adequately predict future results;
•	We depend on the accuracy and completeness of information about or from customers and counterparties;
•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally; and
•	Severe weather, natural disasters, public health emergencies and pandemics, acts of war or terrorism, and other external events could significantly impact our business.

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

At December 31, 2020, the Company had consolidated total assets of $4.91 billion, deposits of $4.28 billion and shareholders’ equity of $468.4 million.

The Parent’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Parent’s four direct wholly-owned subsidiaries are: (1) the Bank, which provides a full range of banking services to consumer, commercial and municipal customers in Western and Central New York; (2) SDN, which sells various premium-based insurance policies on a commission basis to commercial and consumer customers; and (3) Courier Capital and (4) HNP Capital, which both provide customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. At December 31, 2020, the Bank represented 99.3%, SDN represented 0.3% and Courier Capital and HNP Capital combined represented 0.4% of the consolidated assets of the Company.

Five Star Bank

The Bank is a New York-chartered bank that has its headquarters at 55 North Main Street, Warsaw, NY, and a total of 47 full-service banking offices in the New York State counties of Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates counties.

At December 31, 2020, the Bank had total assets of $4.88 billion, investment securities of $900.0 million, net loans of $3.54 billion, deposits of $4.31 billion and shareholders’ equity of $479.0 million. The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans.

SDN Insurance Agency, LLC

SDN is a full-service insurance agency founded in 1923 and headquartered in Amherst, NY. SDN offers personal, commercial and financial services products. For the year ended December 31, 2020, SDN had total revenue of $4.3 million. On February 1, 2021, SDN completed the acquisition of the assets of Landmark Group, an independent insurance brokerage firm.

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

Courier Capital, LLC

Courier Capital is an SEC-registered investment advisory and wealth management firm founded in 1967 and based in Western New York, with offices in Buffalo and Jamestown. With $2.05 billion in assets under management as of December 31, 2020, Courier Capital offers customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses and institutions. For the year ended December 31, 2020, Courier Capital had total revenue of $5.3 million.

HNP Capital, LLC

Acquired in June 2018, HNP Capital is an SEC-registered investment advisory and wealth management firm founded in 2009 and based in Western New York, with offices in Rochester, New York. With $631.9 million in assets under management as of December 31, 2020, HNP Capital offers customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses and institutions. For the year ended December 31, 2020, HNP Capital had total revenue of $3.0 million.

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

We have evolved to meet changing customer needs by opening what we refer to as financial solution center branches. These financial solution centers have a smaller footprint than our traditional branches, focus on technology to provide solutions that fit our customer preferences for transacting business with us, and these branches are staffed by certified personal bankers who are trained to meet a broad array of customer needs. In recent years, we have opened four financial solution centers in the Rochester and Buffalo markets, and in February 2020, the Federal Reserve Bank of New York and the New York State Department of Financial Services approved our application to open two additional financial solution centers in Buffalo which are scheduled to open in 2021. We believe that the foregoing factors all help to grow our core deposits, which supports a central element of our business strategy - the growth of a diversified and high-quality loan portfolio.

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

HUMAN CAPITAL RESOURCES STRATEGY

In order to continue to deliver on our mission of financial inclusion for all, it is crucial that we attract and retain talent who desire to enable financial equality through delivery of capable solutions, thoughtful innovation and equitable consumer options in the markets that we serve. To facilitate talent attraction and retention, we strive to make the Company an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs.

Employee Profile

As of December 31, 2020, we had 613 employees in locations across the United States. This represents a decrease of 109 employees or 15.1% from December 31, 2019 due primarily to the consolidation of eleven Bank branches into five, resulting in six branch closings and a reduction in staffing as announced in July 2020, and with an additional Bank branch closure and related reduction in staffing as announced in October 2020.

As of December 31, 2020, approximately 66.8% of our current workforce is female, 33.2% male, and our average tenure is 7.77 years, an increase of 13.3% from an average tenure of 6.85 years as of December 31, 2019.

Total Rewards

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to market competitive base wages, our rewards programs include performance-based bonus opportunities, equity compensation, Company-sponsored retirement plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, remote work arrangements, flexible work schedules, adoption assistance, and employee assistance programs.

Health and Safety

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes supporting a majority of our employees to work from home or remotely, while implementing additional safety measures for employees continuing critical on-site work.

Talent

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment among our employees which in turn grows our business, our products, and our customers, while also adding new talent, skillsets and ideas to support a continuous improvement mindset and our goals of a diverse and inclusive workforce. We believe that our average tenure — 7.77 years as of December 31, 2020 — reflects the engagement of our employees in this core talent system tenet.

Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we incent employee referrals for open positions.

Our performance management framework positions our leaders as coaches who continuously develop and grow talent through ongoing performance and development discussions, formal talent and development assessments, goal setting and feedback and performance-based compensation programs.

Diversity and Inclusion

We strive toward having a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. To accomplish this, we have established a Diversity & Inclusion Advisory Council made up of 16 employee representatives throughout our operating footprint. We continued our commitment to equal employment opportunity through a robust affirmative action plan which includes annual compensation analyses and ongoing reviews of our selection and hiring practices alongside a continued focus on building and maintaining a diverse workforce.

MARKET AREAS AND COMPETITION

We provide a wide range of banking and financial services to individuals, municipalities and businesses through a network of over 45 offices and an extensive ATM network throughout Western and Central New York. The region includes the counties of Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Schuyler, Seneca, Steuben, Wayne, Wyoming and Yates counties. Our banking activities, though concentrated in the communities where we maintain branches, also extend into neighboring counties. In addition, our consumer indirect lending presence includes the Capital District of New York and Northern and Central Pennsylvania.

Our market area is economically diversified in that we serve both rural markets and the larger markets in and around Rochester and Buffalo. Rochester and Buffalo are the two largest metropolitan areas in New York outside of New York City, with a combined population of over two million people. We anticipate continuing to increase our presence in and around these metropolitan statistical areas in the coming years. For example, in February 2020, the Federal Reserve Bank of New York and the New York State Department of Financial Services approved our application to open two additional financial solution centers in Buffalo which are scheduled to open in 2021.

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

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2020, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global Market Intelligence, which compiles deposit data published by the FDIC as of June 30, 2020 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

County	Market Share	Market Rank	Number of Branches (1)
Allegany	7.8%	2	1
Cattaraugus	23.9%	2	4
Cayuga	5.1%	8	1
Chautauqua	1.6%	8	1
Chemung	12.9%	3	2
Erie	0.4%	11	4
Genesee	20.3%	2	2
Livingston	34.3%	1	5
Monroe	2.0%	8	8
Ontario	13.5%	2	4
Orleans	25.6%	2	2
Seneca	25.9%	1	2
Steuben	33.1%	2	5
Wyoming	58.3%	1	4
Yates	36.9%	1	2

(1)	Number of branches current as of December 31, 2020.

INVESTMENT ACTIVITIES

Our investment policy is contained within our overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, we consider the ability of an investment to provide earnings consistent with factors related to quality, maturity, marketability, pledgeable nature and risk diversification. Our Chief Financial Officer and Treasurer, guided by our Asset-Liability Committee (“ALCO”), is responsible for investment portfolio decisions within the established policies.

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

Commercial Business and Commercial Mortgage Lending

We primarily originate commercial business loans in our market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. We offer commercial business loans to customers in the agricultural industry for short-term crop production, farm equipment and livestock financing. As a general practice, where possible, a first position collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2020, $411.5 million, or 52%, of our aggregate commercial business loan portfolio were at fixed rates, while $382.6 million, or 48%, were at variable rates.

We also offer commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial mortgage loans are secured by first liens on the real estate and are typically amortized over a 10 to 20-year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2020, $602.8 million, or 48%, of the loans in our aggregate commercial mortgage portfolio were at fixed rates, while $651.1 million, or 52%, were at variable rates.

We utilize government loan guarantee programs where available and appropriate.

Government Guarantee Programs

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed by Congress and signed into law on March 27, 2020. The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. As of December 31, 2020, we had PPP loans with an aggregate principal balance of $253.1 million that were covered by guarantees under this program.

We participate in other government loan guarantee programs offered by the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2020, we had loans with an aggregate principal balance of $29.6 million that were covered by guarantees under these programs. The guarantees typically only cover a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while reducing credit risk.

Residential Real Estate Lending

We originate fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, including home improvement loans, closed-end home equity loans, and home equity lines of credit, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. We typically follow the underwriting and appraisal guidelines of the secondary market, including the FHLMC and the Federal Housing Administration, and service the loans in a manner that satisfies the secondary market agreements. As of December 31, 2020, our residential mortgage servicing portfolio totaled $241.7 million, the majority of which has been sold to the FHLMC. As of December 31, 2020, our residential real estate loan portfolio totaled $599.8 million, or 17% of our total loan portfolio. As of December 31, 2020, our residential real estate lines portfolio totaled $89.8 million, or 3% of our total loan portfolio. As of December 31, 2020, $533.1 million, or 89%, of the loans in our residential real estate loan portfolio were at fixed rates, while $66.7 million, or 11%, were at variable rates. The residential real estate lines portfolio primarily consists of variable rate lines. Approximately 92% of the loans and lines in our residential real estate portfolios were in first lien positions at December 31, 2020. We do not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.

Consumer Lending

We offer a variety of loan products to our consumer customers, including automobile loans, secured installment loans and other types of secured and unsecured personal loans. At December 31, 2020, outstanding consumer loan balances were concentrated in indirect automobile loans.

We originate indirect consumer loans for a mix of new and used vehicles through franchised new car dealers. The consumer indirect loan portfolio is primarily comprised of loans with terms that typically range from 36 to 84 months. We have developed relationships with franchised new car dealers in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania. As of December 31, 2020, our consumer indirect portfolio totaled $840.4 million, or 23% of our total loan portfolio. The consumer indirect loan portfolio primarily consists of fixed rate loans with relatively short durations.

We also originate, independently of the indirect loans described above, consumer automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of the collateral and the size of loan. A portion of the consumer lending program is underwritten on a secured basis using the customer’s financed automobile, mobile home, boat or recreational vehicle as collateral. The other loans in our consumer portfolio totaled $17.1 million as of December 31, 2020, all of which were fixed rate loans.

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

Our credit objectives are to:

•	Compete effectively and service the legitimate credit needs of our target market;
•	Enhance our reputation for superior quality and timely delivery of products and services;
•	Provide pricing that reflects the entire relationship and is commensurate with the risk profiles of our borrowers;
•	Retain, develop and acquire profitable, multi-product, value added relationships with high quality borrowers;
•	Focus on government guaranteed lending to meet the needs of the small businesses in our communities;
•	Develop efforts to serve minority and other traditionally underserved communities; and
•	Comply with all relevant laws and regulations.

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

Through the loan approval process, loan administration and loan review program, management seeks to continuously monitor our credit risk profile and assess the overall quality of the loan portfolio and adequacy of the allowance for credit losses.

We have several procedures in place to assist in maintaining the overall quality of our loan portfolio. Delinquent loan reports are monitored by credit administration to identify adverse levels and trends. Loans, including loans individually analyzed for impairment, are generally classified as non-accruing if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accruing if repayment in full of principal and/or interest is uncertain.

Allowance for Credit Losses

The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. The allowance reflects management’s estimate of the amount of probable credit losses in the portfolio, based on factors including, but not limited to:

•	Specific allocations for individually analyzed credits;
•	Segmentation of credit exposures by similar credit characteristics;
•	Historical net charge-off experience by segment;
•	Correlation of segmented historical losses to a loss driver;
•	Evaluation of historical loss emergence by segment;
•	Evaluation and establishment of look-back periods by segment;
•	Evaluation of prepayment and curtailment experience by segment;
•	Evaluation of average life for each segment;
•	Levels and trends in delinquent and non-accruing loans;
•	Trends in volume and terms of loans;
•	Effects of changes in lending policy;
•	National and local economic trends and conditions excluding the loss driver;
•	Regulatory environment;
•	Portfolio administration;
•	Potential funding of unfunded commitments;
•	Evaluation of held to maturity investments; and
•	Evaluation of deferred interest receivable.

Our methodology for estimating the allowance for credit losses includes the following:

1.

Collateral dependent commercial business and commercial mortgage loans, as well as, non-collateral dependent criticized loans of two-million dollars and greater are typically reviewed individually and assigned a specific loss allowance, if considered necessary, in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, reflective of the heightened risk resulting from long-term deferrals afforded under the CARES Act of certain commercial business and commercial mortgage loans and individual analysis was performed on certain of the most at risk longer term deferrals and a specific loss allowance was placed on them. Collectively, this is referred to as the Individually Analyzed component of the allowance for credit losses estimate.

2.

Loans not analyzed for a specific reserve are segmented into “pools” of loans based upon similar risk characteristics. This is referred to as the Pooled Loan component of the allowance for credit losses estimate. The Company has identified six portfolio segments of loans including Commercial Loans/Lines, Commercial Mortgage, Indirect Loans, Direct Loans, Residential Lines of Credit, and Residential Loans. Each segment, or pool, is quantitatively analyzed using a discounted cash flow approach over the life of the loan. The Pooled Loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s Credit Risk Review function.

3.

The Company’s held to maturity (“HTM”) debt securities are also required to utilize the current expected credit losses approach to estimate expected credit losses. The Company’s HTM debt securities included securities that are issued by U.S. government or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The Company also carries a portfolio of HTM municipal bonds. The Company measures its allowance for credit losses on HTM debt securities on a collective basis by major security type. The estimate is based on historical credit losses, if any, adjusted for current conditions and reasonable and supportable forecasts. The Company considers the nature of the collateral, potential future changes in collateral values and available loss information.

4.

The Company had made the election with the adoption of ASU 2016-13 of not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner, as described above.

5.

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

Management presents a quarterly review of the adequacy of the allowance for credit losses to the Audit Committee of our Board of Directors based on the methodology described above. See also the section titled “Allowance for Credit Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $612.3 million at December 31, 2020.

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

Elements of the laws and regulations applicable to the Company and material to our operations are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress, state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company could have a material effect on the business, financial condition and results of operations of the Company.

Holding Company Regulation. We are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board (“FRB” or “Federal Reserve”), under the Bank Holding Company Act (the “BHC Act”), as amended by, among other laws, the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). We are registered with the Federal Reserve as a financial holding company (“FHC”). We must file reports with the FRB and such additional information as the FRB may require, and our holding company and non-banking affiliates are subject to examination by the FRB. Under FRB policy, a financial holding company must serve as a source of strength for its subsidiary banks. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. The BHC Act provides that a financial holding company must obtain FRB approval before:

•

Acquiring, directly or indirectly, ownership or control of any voting shares of another bank, financial holding company or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);

•	Acquiring all or substantially all of the assets of another bank, financial holding company or bank holding company, or
•	Merging or consolidating with another financial holding company or bank holding company.

The BHC Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. However, the Gramm-Leach-Bliley Act amended portions of the BHC Act to authorize financial holding companies, such as us, to directly or through non-bank subsidiaries engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake and maintain these activities, a financial holding company must certify that all of the depository institutions controlled by the company are well capitalized and well managed.

The Dodd-Frank Act. The Dodd-Frank Act significantly changed the regulation of financial institutions, such as community banks, thrifts, and small bank and thrift holding companies, and the financial services industry. Among other things, the Dodd-Frank Act abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, and imposed new capital requirements on bank and thrift holding companies.

The Dodd-Frank Act has affected our business in substantial ways, including by causing us to incur higher operating costs to comply with the Dodd-Frank Act. Certain provisions of the Dodd-Frank Act have yet to be fully implemented and may be impacted by future legislation, rulemaking or executive orders. Our management continues to monitor the ongoing implementation of the Dodd-Frank Act and as new regulations are issued, will assess their effect on our business, financial condition and results of operations.

In May 2018, President Donald J. Trump signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act (“Economic Growth Act”), which impacted several of the provisions of the Dodd-Frank Act. The enactment of the Economic Growth Act provided certain regulatory relief to community banks, like us, with less than $10 billion in total consolidated assets. This relief includes an exemption from the Volcker Rule, as implemented by final regulations published by the federal banking regulators discussed below.

The Volcker Rule. The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and from investing and sponsoring hedge funds and private equity funds. The statutory provision implementing these restrictions is commonly called the “Volcker Rule.” The Economic Growth Act exempts banks with less than $10 billion in total consolidated assets that does not engage in any covered activities other than trading in certain government, agency, state or municipal obligations, from any significant compliance obligations under the Volcker Rule. Because the Bank falls within the category of exempted banks, the Volcker Rule will not have a material effect on our business, financial condition and results of operations. We cannot predict whether we may become subject to the Volcker Rule, or a similar rule, following additional legislative or regulatory action concerning community banks.

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

Under the Basel III Rules, the current minimum capital ratios, including an additional capital conservation buffer applicable to the Company and the Bank, are:

•	7.0% CET1 to risk-weighted assets;
•	8.5% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and
•	10.5% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.

Banking institutions that do not hold capital above the required minimum levels, including the capital conservation buffer, will face constraints on dividends and compensation based on the amount of the shortfall.

The Basel III Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage-servicing rights (“MSRs”), certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

The Basel III Rules prescribe a standardized approach for risk weightings for a variety of asset classes that, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures.

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

Liquidity Regulation. The liquidity coverage ratio (“LCR”), provided for in the Basel III liquidity framework, is designed to ensure that a bank maintains an adequate level of unencumbered high quality liquid assets equal to the bank’s expected net cash outflows for a thirty-day time horizon under an acute liquidity stress scenario. The rules as adopted apply in their most comprehensive form only to advanced approaches financial or bank holding companies and depository institution subsidiaries of such financial or bank holding companies and, in a modified form, to banking organizations having $50 billion or more in total consolidated assets. Accordingly, they do not apply to either the Company or the Bank.

Similarly, the Basel III framework included a standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium-and long-term funding of the assets and activities of banks over a one-year time horizon. In October 2020, the U.S. banking agencies finalized the NSFR for application to U.S. banking organizations beginning in July 2021. The NSFR standard requires large financial institutions to maintain a 1.0 ratio of available stable funding to required stable funding. The scope of financial institutions to which this standard applies is consistent with the LCR standard, and accordingly, neither the Company nor the Bank is required to comply with this standard. As a result, we do not manage our balance sheet to be compliant with these rules.

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

For further information regarding the capital ratios and leverage ratio of the Company and the Bank see the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K. The current requirements and the actual levels for the Company and the Bank are detailed in Note 15, Regulatory Matters, of the notes to consolidated financial statements, included in this Annual Report on Form 10-K.

Dividends. The FRB policy is that a financial holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition, and that it is inappropriate for a financial holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank that is classified under the prompt corrective action regulations as “undercapitalized” will be prohibited from paying any dividends.

The primary source of cash for dividends we pay is the dividends we receive from the Bank. The Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Approval of the New York State Department of Financial Services (the “NY DFS”) is required prior to paying a dividend if the dividend declared by the Bank exceeds the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years. At January 1, 2021, the Bank could declare dividends of $53.0 million from retained net profits of the preceding two years. The Bank declared dividends of $23.0 million and $20.0 million in 2020 and 2019, respectively.

Federal Deposit Insurance Assessments. The Bank is a member of the FDIC and pays an insurance premium to the FDIC based upon its assessable assets on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government.

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act also set a new minimum Deposit Insurance Fund (“DIF”) reserve ratio at 1.35% of estimated insured deposits. The Dodd-Frank Act required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. Premiums for the Bank are now calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter. As of September 30, 2018, the FDIC had exceeded the minimum reserve ratio of 1.35%. We received credits for the portion of our regular assessments that contributed to growth in the reserve ratio to 1.35%, which applied to reduce regular assessments for quarters when the reserve ratio is at least 1.38%. We used these credits to reduce our regular assessments through the first quarter of 2020.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB focuses on:

•	Risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution;
•	The markets in which firms operate and risks to consumers posed by activities in those markets;
•	Depository institutions that offer a wide variety of consumer financial products and services or a more specialized focus; and
•	Non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with consumers’ ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of consumers’ (i) lack of financial savvy, (ii) inability to protect themselves in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in their interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates.

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

The most recently completed evaluation of the Bank’s performance under the CRA was conducted by the NY DFS from January 1, 2012 through September 30, 2017 and resulted in an overall rating of “Satisfactory.” In reaching this rating, the NY DFS considered the Bank’s lending practices by the areas served, the geographic distribution of loans, borrower characteristics and use in community development projects, along with testing the ability of the Bank’s investment and service activities to meet community credit needs.

The last CRA evaluation completed by the FRB of New York was for the time period October 2013 to September 2018. This performance evaluation resulted in an overall rating by the FRB of New York of “Satisfactory.” In reaching this rating the FRB of New York considered several factors, including the geographic distribution of loans we made from October 2013 to September 2018 in the Buffalo and Rochester metropolitan areas, the accessibility of our retail delivery systems and our level of compliance during the time period with the Equal Credit Opportunity Act and the Fair Housing Act.

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

The NY DFS requires New York State-chartered or licensed banks regulated by the NY DFS, such as us, to adopt broad cybersecurity protections. Specifically, we are now required to establish a program designed to ensure the safety of our information systems, adopt a written cybersecurity policy, designate an information security officer, and comply with NY DFS certification and reporting requirements.

Anti-Money Laundering and the USA Patriot Act. A major focus of governmental policy on financial institutions is combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and for the failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Interstate Branching. Pursuant to the Dodd-Frank Act, national and state-chartered banks may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary federal regulator. It is too early to predict whether any presidential or congressional action will result in any change to a bank’s ability to establish a de novo branch in a host state.

Transactions with Affiliates. FII, FSB, Five Star REIT, SDN, Courier Capital and HNP Capital are affiliates within the meaning of the Federal Reserve Act. The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent financial holding company and the holding company’s other subsidiaries. Furthermore, bank loans and extensions of credit to affiliates also are subject to various collateral requirements.

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W, limit borrowings by FII and its nonbank subsidiaries from FSB, and also limit various other transactions between FII and its nonbank subsidiaries, on the one hand, and FSB, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any particular nonbank affiliate to no more than 10% of the institution’s total capital and limits the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its nonbank affiliates be on terms and under circumstances that are substantially the same or at least as favorable as those prevailing for comparable transactions with non-affiliates. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, the Dodd-Frank Act applies the 10% of capital limit on covered transactions to financial subsidiaries and amends the definition of “covered transaction” to include (i) securities borrowing or lending transactions with an affiliate, and (ii) all derivatives transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty.

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

Investment Advisory Regulation. Courier Capital and HNP Capital are providers of investment consulting and financial planning services and, as such, are each considered an “investment adviser” under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). An investment adviser is any person or entity that provides advice to others, or that issues reports or analyses, regarding securities for compensation. While a FHC is generally excluded from regulation under the Advisers Act, the SEC has stated that this exclusion does not apply to investment adviser subsidiaries of FHCs, such as Courier Capital and HNP Capital. Because Courier Capital and HNP Capital each have over $100 million in assets under management, each is individually considered a “large adviser,” which requires registration with the SEC by filing Form ADV, including Part 3 to Form ADV, or Form CRS, which discloses the material terms of the advisor’s relationship with retail customers. Courier Capital and HNP Capital must update these forms at least once each year and more frequently under certain specified circumstances. This registration covers Courier Capital or HNP Capital and its employees as well as other persons under their control and supervision, such as independent contractors, provided that their activities are undertaken on behalf of Courier Capital or HNP Capital.

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

Incentive Compensation. Our compensation practices are subject to oversight by the Federal Reserve. The Federal banking agencies’ guidance on incentive compensation policies intend to ensure that the incentive compensation policies of banking organizations do not encourage excessive risk-taking and undermine the safety and soundness of those organizations. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

Other Future Legislation and Changes in Regulations. In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of financial holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and/or our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to us or our subsidiaries could have a material effect on our business.

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

Impact of Inflation and Changing Prices

Our financial statements included herein have been prepared in accordance with GAAP, which requires us to measure financial position and operating results principally using historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. We believe changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are generally influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude. Interest rates are sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, general and local economic conditions and the monetary and fiscal policies of the U.S. government, its agencies and various other governmental regulatory authorities.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic, and governmental and individual efforts to contain the pandemic, have had a significant negative impact on the U.S. and global economy which has and will continue to adversely affect our business, financial condition and results of operations.

In response to the COVID-19 pandemic and resulting economic downturn, the Federal Reserve reduced the target federal funds rate to a range of 0.00% to 0.25% and has stated that it intends to keep the rate near 0.00% until signs of higher inflation and a tighter labor market emerge. This lower rate reduces the rate of interest we earn on loans and pay on borrowings and interest-bearing deposits and can affect the value of financial instruments we hold. In an environment with lower interest rates, we will not be able to earn as much on our interest-earning assets, which will likely reduce net interest margin. In addition, our ability to earn interest and receive dividend income from investment securities will be reduced. If interest rates remain low for an extended period of time, our results of operations could be materially adversely affected.

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

While we have experienced higher loan origination volume due to the PPP under the CARES Act, there can be no assurance that the borrowers under the CARES Act programs will be able to pay the interest, and principal payments, if applicable, when they are due. If the borrower of a PPP loan fails to qualify for loan forgiveness under the program, we will have to hold the loan at an unfavorable interest rate as compared to a loan we may otherwise have extended to our customer. Even though those loans are guaranteed by the SBA, we may not be able to collect from the SBA as quickly as those payments come due, and our cash flow and earnings may be reduced accordingly. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from us. Originations for consumer indirect lending, which currently constitutes 23.4% of our total loans, have declined since the outbreak of the COVID-19 pandemic. If this trend continues, our financial condition and results of operations could be materially adversely affected.

Our loan customers will likely be impacted by the overall decline in the U.S. economy, which may cause them to make late or reduced payments on their loans or default on their loans with us. In particular, our commercial mortgage customers may be experiencing higher rates of tenants not paying rent due to the COVID-19 pandemic. As a lender, we are exposed to the risk that customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. The collateral securing our indirect loan portfolio in particular may not be sufficient to cover the full value of an outstanding loan because the collateral, namely automobiles, are depreciating assets. Our credit risk has increased since the start of the COVID-19 pandemic and related decline in the U.S. economy. In the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from taking certain remediation actions, including foreclosure. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral, and we provide an allowance for estimated credit losses based on a number of factors. We believe that the allowance for credit losses is adequate. However, if our assumptions or judgments are wrong, the allowance for credit losses may not be sufficient to cover the actual credit losses. We may have to increase the allowance in the future in response to the COVID-19 pandemic and resulting changes to the U.S. economy. The actual amount of future provisions for credit losses may vary from the amount of past provisions. The longer the economic results of the COVID-19 pandemic negatively impact our customers, the more likely our credit quality is to decline and the more likely our customers will be to default on their loans with us. Continued economic disruption and fear of the spread of COVID-19 could result in business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates and reduced profitability and ability for property owners to make mortgage payments. If a significant proportion of our customers are unable to repay their loans and the collateral securing repayment is insufficient to cover our losses, we may have to increase our allowance for credit losses - loans, the quality of our loan portfolio will decline, our net income will decrease, and our results of operations will be materially adversely impacted. In addition, our capital and leverage ratios may be adversely impacted.

We believe our most significant exposure to COVID‐19-impacted industries is within: (i) retail and retail building, which is 13% of our commercial real estate and commercial loan balances at December 31, 2020; (ii) hotel, motel and lodging, which is 4% of our commercial real estate and commercial loan balances at December 31, 2020; (iii) health care, which is 3% of our commercial real estate and commercial loan balances at December 31, 2020; (iv) restaurants and food services, which is 2% of our commercial real estate and commercial loan balances at December 31, 2020; (v) entertainment and recreation, which is 2% of our commercial real estate and commercial loan balances at December 31, 2020; and (vi) mining, quarrying and oil & gas which is less than 1% of our commercial real estate and commercial loan balances at December 31, 2020.

At December 31, 2020, we held $144.5 million in debt securities that are issued by state and local government agencies, or municipal bonds, that are backed by the credit and taxing power of the issuing jurisdiction. As these state and local governments experience the impacts of the pandemic and stay at home orders, they are earning less sales tax revenue while incurring higher than expected costs as a result of the COVID-19 pandemic. The impact of the COVID-19 pandemic may cause the credit rating of the municipal bonds we hold to be downgraded, which could in turn cause us to incur credit losses. If these bond issuers are unable to repay us when the bonds mature, we could lose our investment and our results of operations and cash flows could be materially adversely impacted.

The market volatility related to the COVID-19 pandemic has driven market values of publicly traded securities downward. Because the majority of our investment advisory revenue is from fees based on a percentage of assets under management, our investment advisory revenues and profitability have fallen and will continue to fluctuate with the overall market conditions.

The spread of COVID-19 has led to an economic recession and continues to cause severe disruptions in the U.S. economy. Should the COVID-19 pandemic continue for an extended period of time, our business, financial condition, results of operations and cash flows may likewise continue to be materially adversely impacted for an extended period of time.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral, and we provide an allowance for estimated credit losses based on a number of factors. We believe that the allowance for credit losses is adequate. However, if our assumptions or judgments are wrong, the allowance for loan losses may not be sufficient to cover the actual credit losses. We may have to increase the allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. The actual amount of future provisions for credit losses may vary from the amount of past provisions.

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

Generally, we make loans to small to mid-sized businesses whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market areas, including the impacts of the COVID-19 pandemic could reduce our growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect our business, financial condition and performance. For example, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of these loans inadequately collateralized. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, the impact on our results of operations could be materially adverse.

Our commercial business and mortgage loans increase our exposure to credit risks.

At December 31, 2020, our portfolio of commercial business and mortgage loans totaled $2,048.0 million, or 57.0% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to consumer loans or residential real estate loans. A sudden downturn in the economy, or a prolonged downturn for specific industries, could result in borrowers being unable to repay their loans, thus exposing us to increased credit risk.

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

As a result of our growth over the past several years, certain portions of our loan portfolio, such as the increased size of our commercial loan portfolio and in particular the PPP loans we originated, are of relatively recent origin. Loans may not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because these portions of our portfolio are relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason.

At December 31, 2020, we had $3.39 billion of deposit liabilities that have no maturity and, therefore, may be withdrawn by the depositor at any time. These deposit liabilities include our checking, savings, and money market deposit accounts.

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

In 2017, the United Kingdom’s Financial Conduct Authority, a regulator of financial services firms and financial markets in the United Kingdom, stated that it will only support the regulatory oversight of the London Interbank Offered Rate ("LIBOR") interest rate indices through 2021. This announcement, and, more generally, financial benchmark reforms and changes in the interbank lending markets, have resulted in uncertainty about the interest rate benchmarks that will be used in the future. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee has recommended the use of a Secured Overnight Funding Rate (“SOFR”). SOFR is different from LIBOR in that it is a retrospective-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between our and the Bank’s costs to raise funds for SOFR as compared to LIBOR. In addition to the discontinuance of LIBOR, there may be future changes in the rules or methodologies used to calculate SOFR or other benchmarks, which may have a material adverse effect on the value of or return on our financial assets and liabilities that are based on or are linked to LIBOR and other benchmarks. The uncertainty related to these changes may have an unpredictable impact on the financial markets and could adversely impact our financial condition or results of operations.

Legal and Regulatory Risks

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

As indicated in Note 1, Summary of Significant Accounting Policies - Recent Accounting Pronouncements, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the regulations, rules, standards, policies, and interpretations underlying GAAP are constantly evolving and may change significantly over time. In particular, effective January 1, 2020, we have implemented FASB’s Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which requires us to recognize an allowance for credit losses based on historical experience, current conditions and reasonable and supportable forecasts, as opposed to recognizing an allowance when it is probable that a loss has been incurred. This change in GAAP increased our allowance for credit losses and created more volatility in the level of our allowance for credit losses, and has been, and will continue to be, impacted by the Company’s loan and securities portfolios’ composition, attributes and quality. If we fail to interpret any one or more of these GAAP provisions correctly, or if our methodology in applying them to our financial reporting or disclosures is at all flawed, our financial statements may contain inaccuracies that, if severe enough, could warrant a later restatement by us, which in turn could result in a material adverse event.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2020, we had $66.1 million of goodwill and $7.7 million of other intangible assets. Although we did not record any impairment to our goodwill during 2020, significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates, any or all of which could be materially impacted by the ongoing COVID-19 pandemic, may necessitate our taking charges in the future related to the impairment of our goodwill. If the recent capital markets downturn resulting from the COVID-19 pandemic continues for an extended period of time, or the capital markets continue to experience increased volatility, we may record an impairment to our goodwill in subsequent fiscal periods. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

During the fourth quarter of 2018, we determined that the carrying value of our SDN reporting unit exceeded its fair value and recorded a $2.4 million impairment charge. For further discussion, see Note 1, Summary of Significant Accounting Policies, and Note 8, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Our tax strategies are dependent upon our ability to generate taxable income in future periods. Our tax strategies will be less effective in the event we fail to generate taxable income. Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available including the impact of recent operating results, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios. In addition, the value of our deferred tax assets could be adversely affected by a change in statutory rates.

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

We are subject to cybersecurity regulations promulgated by the NY DFS. Any failure by us to comply with these regulations could also result in regulatory sanctions, public disclosure and reputational damage even if we do not experience a significant cybersecurity breach.

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

Our quarterly and annual operating results have varied in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing U.S. economic environment and changes in the commercial and residential real estate market, any of which may cause our stock price to fluctuate. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	volatility of stock market prices and volumes in general;
•	changes in market valuations of similar companies;
•	changes in conditions in credit markets;
•	changes in accounting policies or procedures as required by the FASB or other regulatory agencies;
•	legislative and regulatory actions subjecting us to additional or different regulatory oversight which may result in increased compliance costs and/or require us to change our business model;
•

government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	additions or departures of key members of management;
•	fluctuations in our quarterly or annual operating results; and
•	changes in analysts’ estimates of our financial performance.

General Risk Factors

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

Severe weather, natural disasters, public health emergencies and pandemics, acts of war or terrorism, and other external events could significantly impact our business.

Severe weather, natural disasters, public health emergencies and pandemics, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the operations of our bank branches, stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. The occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own a 27,400 square foot building in Warsaw, New York that serves as our headquarters, and principal executive and administrative offices. We lease a 52,300 square foot regional administrative facility located in Rochester, New York. This lease expires in August 2027, with options for two additional ten-year extensions.

We are engaged in the banking business through 47 branch offices, of which 32 are owned and 15 are leased, in the following fifteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates Counties. The operating leases for our branch offices expire at various dates through the year 2047 and generally include options to renew. The Bank also has administrative operations at a leased facility in Amherst, New York.

SDN operates from a leased 14,400 square foot office located in Williamsville, New York. The lease for such space, which is used by SDN and several of our Bank’s commercial lenders, extends through September 2021. SDN also has operations at a leased facility in Rochester, New York and in one leased retail location.

Courier Capital operates from an owned 11,000 square foot office, located in Buffalo, New York. Courier Capital also has operations at an owned facility in Jamestown, New York.

We believe that our properties have been adequately maintained, are in good operating condition and are suitable for our business as presently conducted, including meeting the prescribed security requirements. For additional information, see Note 7, Premises and Equipment, Net, and Note 14, Commitments and Contingencies, in the accompanying financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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

In February 2020, we agreed to engage in mediation with the plaintiffs but mediation has not yet commenced.  On October 19, 2020, the Court granted plaintiffs’ motion for judgment on the pleadings dismissing our affirmative defense against one named New York plaintiff that his claim was time-barred under New York law, applying a six-year statute of limitations rather than the three years limitation period we had argued. The issue of class certification has been briefed and the parties are awaiting a pre-certification conference date and hearing date.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “FISI.” At February 28, 2021, 15,816,318 shares of our common stock were outstanding and there were 186 registered shareholders of record.

We have paid regular quarterly cash dividends on our common stock and our Board of Directors presently intends to continue this practice, subject to our results of operations and the need for those funds for debt service and other purposes. See the discussions in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business,” in the section captioned “Liquidity and Capital Resources” included in Part II, Item 7, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15, Regulatory Matters, in the accompanying financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” all of which are included elsewhere in this report and incorporated herein by reference thereto.

Stock Performance Graph

The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2015 as reported by the Nasdaq Global Select Market, through December 31, 2020, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return, as compiled by S&P Global Market Intelligence of Major Exchange (NYSE, NYSE American and Nasdaq) Banks with $1 billion to $5 billion in assets over the same period. Cumulative return assumes the reinvestment of dividends. The graph was prepared by S&P Global Market Intelligence and is expressed in dollars based on an assumed investment of $100.

Total Return Performance
Financial Institutions, Inc.
NASDAQ Composite Index
SNL Bank $1B-$5B Index
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Financial Institutions, Inc.	100.00	125.61	117.41	100.07	129.23	96.22
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank $1B-$5B Index	100.00	143.87	153.37	134.37	163.35	138.81

ITEM 6.    SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	At or for the year ended December 31,
	2020	2019	2018	2017	2016
Selected financial condition data:
Total assets	$4,912,306	$4,384,178	$4,311,698	$4,105,210	$3,710,340
Loans, net	3,542,718	3,190,505	3,052,684	2,700,345	2,309,227
Investment securities	900,025	776,917	892,258	1,041,439	1,083,264
Deposits	4,278,367	3,555,675	3,366,907	3,210,174	2,995,222
Borrowings	78,923	314,773	508,702	485,331	370,561
Shareholders’ equity	468,363	438,947	396,293	381,177	320,054
Common shareholders’ equity	451,035	421,619	378,965	363,848	302,714
Tangible common shareholders’ equity (1)	377,246	346,696	302,792	289,145	227,074

Selected operations data:
Interest income	$161,299	$168,800	$152,732	$130,110	$115,231
Interest expense	22,314	38,888	29,868	17,495	12,541
Net interest income	138,985	129,912	122,864	112,615	102,690
Provision for credit losses	27,184	8,044	8,934	13,361	9,638
Net interest income after provision for credit losses	111,801	121,868	113,930	99,254	93,052
Noninterest income	43,176	40,381	36,478	34,730	35,760
Noninterest expense	109,254	102,828	100,876	90,513	84,671
Income before income taxes	45,723	59,421	49,532	43,471	44,141
Income tax expense	7,391	10,559	10,006	9,945	12,210
Net income	$38,332	$48,862	$39,526	$33,526	$31,931
Preferred stock dividends	1,461	1,461	1,461	1,462	1,462
Net income available to common shareholders	$36,871	$47,401	$38,065	$32,064	$30,469

Stock and related per share data:
Earnings per common share:
Basic	$2.30	$2.97	$2.39	$2.13	$2.11
Diluted	$2.30	$2.96	$2.39	$2.13	$2.10
Cash dividends declared per common share	$1.04	$1.00	$0.96	$0.85	$0.81
Common book value per share	$28.12	$26.35	$23.79	$22.85	$20.82
Tangible common book value per share (1)	$23.52	$21.66	$19.01	$18.16	$15.62
Market price (Nasdaq: FISI):
High	$32.70	$33.28	$34.35	$35.40	$34.55
Low	$12.78	$25.50	$24.49	$25.65	$25.98
Close	$22.50	$32.10	$25.70	$31.10	$34.20

(1)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(Dollars in thousands)	At or for the year ended December 31,
	2020	2019	2018	2017	2016
Performance ratios:
Net income, returns on:
Average assets	0.82%	1.14%	0.95%	0.86%	0.90%
Average equity	8.49%	11.61%	10.18%	9.62%	10.01%
Net income available to common shareholders, returns on:
Average common equity	8.50%	11.74%	10.26%	9.68%	10.10%
Average tangible common equity (1)	10.25%	14.45%	12.95%	12.51%	13.51%
Average tangible assets (1)	0.80%	1.13%	0.93%	0.84%	0.88%
Common dividend payout ratio	45.22%	33.67%	40.17%	39.91%	38.39%
Net interest margin (fully tax-equivalent)	3.22%	3.28%	3.18%	3.21%	3.24%
Effective tax rate	16.2%	17.8%	20.2%	22.9%	27.7%
Efficiency ratio (2)	60.22%	60.59%	62.73%	60.65%	60.95%

Capital ratios:
Leverage ratio	8.25%	9.00%	8.16%	8.13%	7.36%
Common equity Tier 1 capital ratio	10.18%	10.31%	9.70%	10.16%	9.59%
Tier 1 capital ratio	10.63%	10.80%	10.21%	10.74%	10.26%
Total risk-based capital ratio	13.61%	12.77%	12.38%	13.19%	12.97%
Average equity to average assets	9.61%	9.82%	9.31%	8.95%	8.99%
Common equity to assets	9.18%	9.62%	8.79%	8.86%	8.16%
Tangible common equity to tangible assets (1)	7.80%	8.05%	7.15%	7.17%	6.25%

Asset quality:
Non-performing loans	$9,517	$8,640	$7,141	$12,531	$6,326
Non-performing assets	$12,483	$9,108	$7,371	$12,679	$6,433
Allowance for credit losses	$52,420	$30,482	$33,914	$34,672	$30,934
Net loan charge-offs	$13,815	$11,476	$9,692	$9,623	$5,789
Non-performing loans to total loans	0.26%	0.27%	0.23%	0.46%	0.27%
Non-performing assets to total assets	0.25%	0.21%	0.17%	0.31%	0.17%
Net charge-offs to average loans	0.40%	0.37%	0.33%	0.38%	0.26%
Allowance for credit losses - loans to total loans	1.46%	0.95%	1.10%	1.27%	1.32%
Allowance for credit losses - loans to non-performing loans	551%	353%	475%	277%	489%

Other data:
Number of branches	47	53	53	53	52
Full time equivalent employees	605	703	702	639	631

(1)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.
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

GAAP to Non-GAAP Reconciliation

(In thousands, except per share data)	At or for the year ended December 31,
	2020	2019	2018	2017	2016
Computation of ending tangible common equity:
Common shareholders’ equity	$451,035	$421,619	$378,965	$363,848	$302,714
Less: goodwill and other intangible assets, net	73,789	74,923	76,173	74,703	75,640
Tangible common equity	$377,246	$346,696	$302,792	$289,145	$227,074

Computation of ending tangible assets:
Total assets	$4,912,306	$4,384,178	$4,311,698	$4,105,210	$3,710,340
Less: goodwill and other intangible assets, net	73,789	74,923	76,173	74,703	75,640
Tangible assets	$4,838,517	$4,309,255	$4,235,525	$4,030,507	$3,634,700

Tangible common equity to tangible assets (1)	7.80%	8.05%	7.15%	7.17%	6.25%

Common shares outstanding	16,042	16,003	15,929	15,925	14,538
Tangible common book value per share (2)	$23.52	$21.66	$19.01	$18.16	$15.62

Computation of average tangible common equity:
Average common equity	$433,908	$403,689	$371,023	$331,184	$301,666
Average goodwill and other intangible assets, net	74,364	75,557	76,990	74,818	76,170
Average tangible common equity	$359,544	$328,132	$294,033	$256,366	$225,496

Computation of average tangible assets:
Average assets	$4,693,225	$4,285,825	$4,171,972	$3,896,071	$3,547,105
Average goodwill and other intangible assets, net	74,364	75,557	76,990	74,818	76,170
Average tangible assets	$4,618,861	$4,210,268	$4,094,982	$3,821,253	$3,470,935

Net income available to common shareholders	$36,871	$47,401	$38,065	$32,064	$30,469
Return on average tangible common equity (3)	10.25%	14.45%	12.95%	12.51%	13.51%
Return on average tangible assets (4)	0.80%	1.13%	0.93%	0.84%	0.88%

(1)	Tangible common equity divided by tangible assets.
(2)	Tangible common equity divided by common shares outstanding.
(3)	Net income available to common shareholders divided by average tangible common equity.
(4)	Net income available to common shareholders divided by average tangible assets.

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

SELECTED QUARTERLY DATA

(Dollars in thousands, except per share data)	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
2020
Interest income	$40,168	$39,719	$39,759	$41,653
Interest expense	3,987	4,220	5,578	8,529
Net interest income	36,181	35,499	34,181	33,124
Provision for credit losses	5,495	4,028	3,746	13,915
Net interest income after provision for credit losses	30,686	31,471	30,435	19,209
Noninterest income	11,336	12,217	9,713	9,910
Noninterest expense	26,534	28,475	26,575	27,670
Income before income taxes	15,488	15,213	13,573	1,449
Income tax expense	1,688	2,940	2,441	322
Net income	$13,800	$12,273	$11,132	$1,127
Preferred stock dividends	365	365	366	365
Net income applicable to common shareholders	$13,435	$11,908	$10,766	$762

Earnings per common share (1):
Basic	$0.84	$0.74	$0.67	$0.05
Diluted	0.84	0.74	0.67	0.05

Cash dividends declared per common share	$0.26	$0.26	$0.26	$0.26

2019
Interest income	$42,179	$42,459	$42,648	$41,514
Interest expense	9,006	9,976	10,184	9,722
Net interest income	33,173	32,483	32,464	31,792
Provision for loan losses	2,653	1,844	2,354	1,193
Net interest income after provision for loan losses	30,520	30,639	30,110	30,599
Noninterest income	9,667	12,361	9,233	9,120
Noninterest expense	26,768	25,886	25,003	25,171
Income before income taxes	13,419	17,114	14,340	14,548
Income tax expense	312	4,281	2,939	3,027
Net income	$13,107	$12,833	$11,401	$11,521
Preferred stock dividends	365	365	366	365
Net income applicable to common shareholders	$12,742	$12,468	$11,035	$11,156

Earnings per common share (1):
Basic	$0.80	$0.78	$0.69	$0.70
Diluted	0.79	0.78	0.69	0.70

Cash dividends declared per common share	$0.25	$0.25	$0.25	$0.25

(1)	Earnings per share data is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per common share amounts may not equal the total for the year.

2020 FOURTH QUARTER RESULTS

Net income was $13.8 million for the fourth quarter of 2020 compared with $13.1 million for the fourth quarter of 2019. After preferred dividends, net income available to common shareholders for the fourth quarter of 2020 was $13.4 million or $0.84 per diluted share, compared to $12.7 million or $0.79 per share in the fourth quarter of 2019.

Net interest income was $36.2 million for the fourth quarter of 2020 compared with $33.2 million for the fourth quarter of 2019. The increase was primarily related to an increase in average interest-earning assets, partially offset by a decrease in net interest margin. The increase in average interest-earning assets was primarily due to increases in Federal Reserve interest-earning cash, investment securities and loans. Our net interest margin in 2020 has been impacted by the interest rate environment that reflects a flatter yield curve and lower rates. In addition, PPP loans contributed to net interest income in 2020 but resulted in reduced margin given the lower-yielding nature of these loans. In the fourth quarter, our excess liquidity position placed further pressure on net interest margin. As we continued to experience a heightened Federal Reserve interest-earning cash balance, excess liquidity was deployed into the investment securities portfolio, albeit at lower comparative yields, reflective of current market conditions.

The provision for credit losses was $5.5 million for the fourth quarter of 2020 compared with $2.7 million for the fourth quarter of 2019. Net charge-offs for the fourth quarter of 2020 were $2.4 million, or 0.27% annualized, of average loans, compared to $3.9 million, or 0.48% annualized, of average loans in the fourth quarter of 2019.

Noninterest income was $11.3 million for the fourth quarter of 2020 compared to $9.7 million in the fourth quarter of 2019. The increase was primarily due to an increase in net gain on sale of loans held for sale in 2020 reflecting increased volume of residential real loans for sale and an increase in margin on these transactions. In addition, the increase was attributable to an increase in income from investments in limited partnerships in 2020 and was partially offset by a decrease in service charges on deposits reflecting lower insufficient fund fees in 2020.

Noninterest expense was relatively flat at $26.5 million for the fourth quarter of 2020 compared to $26.8 million in the fourth quarter of 2019. The flat results were primarily due to decreases in advertising and promotions expense, salaries and employee benefits expense and professional services expense, partially offset by increases in FDIC assessments and computer and data processing expense.

Income tax expense was $1.7 million in the fourth quarter of 2020, representing an effective tax rate of 10.9%, compared to $312 thousand in the fourth quarter of 2019, representing an effective tax rate of 2.3%. The effective tax rates for the fourth quarter of 2020 and 2019 were positively impacted by tax credit investments placed in service, resulting in an income tax expense reduction of approximately $915 thousand and $2.7 million, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. In addition to the factors described above, our effective tax rates differ from statutory rates primarily because of interest income from tax-exempt securities, earnings on company owned life insurance and tax credit investments placed in service.

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

EXECUTIVE OVERVIEW

2020 Financial Performance Review

Net income decreased $10.6 million, or 22%, to $38.3 million for 2020, compared to $48.9 million for 2019. This resulted in a 0.82% return on average assets and an 8.49% return on average equity. Net income available to common shareholders was $36.9 million or $2.30 per diluted share for 2020, compared to $47.4 million or $2.96 per diluted share for 2019. We declared cash dividends of $1.04 per common share during 2020, an increase of $0.04 per common share or 4% compared to the prior year.

Results for 2020 were negatively impacted by a higher provision for credit losses of $27.2 million, as compared to $8.0 million in 2019. The higher provision was driven by the adoption of the current expected credit loss (“CECL”) standard and uncertainty around the long-term impact of the COVID-19 pandemic on the economic environment.

Fully-taxable equivalent net interest income was $139.9 million in 2020, an increase of $8.8 million, or 7%, compared to 2019. The increase was the result of a $356.0 million, or 9% increase in average interest-earning assets, partially offset by a six-basis point decrease in the net interest margin, to 3.22%.

The provision for credit losses - loans was $26.2 million in 2020 compared to $8.0 million in 2019. Net charge-offs increased $2.3 million from the prior year to $13.8 million in 2020. Net charge-offs were an annualized 0.40% of average loans in the current year compared to 0.37% in 2019. In addition, non-performing loans increased $877 thousand to $9.5 million compared to a year ago and represented 0.26% of total loans at December 31, 2020.

Noninterest income totaled $43.2 million for the full year 2020, an increase of $2.8 million, or 7%, when compared to the prior year. The increase is primarily attributed to increases in income from derivatives instruments, net and net gain on sale of loans held for sale, partially offset by decreases in service charges on deposits and other noninterest income. Income from derivative instruments, net increased $3.2 million to $5.5 million in 2020 driven by an increase in the volume and value of interest rate swap transactions. Income from derivative instruments, net primarily consists of income associated with interest rate swap products offered to commercial loan customers and is based on the number and value of transactions executed. Net gain on sale of loans held for sale increased $2.5 million to $3.9 million during the current year as a result of increased volume and higher margins on residential real estate loans held for sale. Service charges on deposits decreased $2.4 million to $4.8 million during the current year primarily due to our temporary COVID-19 relief initiatives implemented in 2020, including waiving or eliminating certain fees and lower insufficient fund fees for the remainder of 2020. In addition, other noninterest income decreased $1.0 million to $4.3 million in 2020 primarily due to decreased FHLB dividends due to the lower level of FHLB borrowings in 2020 versus 2019. Lower pay-by-phone fees associated with our temporary COVID-19 consumer relief initiatives, coupled with the impact of stay-at home orders that reduced certain volume-based fees like merchant revenue and corresponding credit card fees also contributed to the decrease in other noninterest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest expense for the full year 2020 totaled $109.3 million, a $6.4 million increase compared to $102.8 million in the prior year. Salaries and benefits expense increased $3.0 million year-over-year, primarily as a result of higher salaries, incentives and severance expense, partially offset by a staff reduction associated with our Enterprise Standardization Program described below in the second half of the year. Computer and data processing expense increased $1.7 million year-over-year, primarily as a result of costs related to the new online and mobile platform combined with other investments in technology. Also contributing to the increase were higher FDIC assessments in 2020 and $1.5 million of restructuring charges representing non-recurring real estate charges related to the branch closings and staff reductions as part of our Enterprise Standardization Program announced in July 2020.

Income tax expense for the year was $7.4 million, representing an effective tax rate of 16.2% compared to an effective tax rate of 17.8% in 2019. Effective tax rates are impacted by items of income and expense not subject to federal or state taxation. The Company’s effective tax rates differ from statutory rates primarily because of interest income from tax-exempt securities, earnings on company owned life insurance and tax credit investments placed in service.

Total assets were $4.91 billion at December 31, 2020, up $528.1 million from $4.38 billion at December 31, 2019.

Investment securities were $900.0 million at December 31, 2020, up $123.1 million from December 31, 2019. The increase from year-end 2019 was primarily due to the reinvestment of cash flow from the portfolio, coupled with the deployment of excess liquidity into cash flowing agency backed securities.

Total loans were $3.60 billion at December 31, 2020, up $374.2 million, or 12%, from December 31, 2019.

•	Commercial mortgage loans totaled $1.25 billion, an increase of $147.6 million, or 13%, from December 31, 2019.
•

Commercial business loans totaled $794.1 million, an increase of $222.1 million, or 39%, from December 31, 2019. The increase was primarily attributable to PPP loans. At December 31, 2020 the PPP loan balance was $248.0 million, net of deferred fees.

•	Residential real estate loans totaled $599.8 million, an increase of $27.5 million, or 5%, from December 31, 2019.
•	Consumer indirect loans totaled $840.4 million, a decrease of $9.6 million, or 1%, from December 31, 2019.

Total deposits were $4.28 billion at December 31, 2020, an increase of $722.7 million from December 31, 2019, which was primarily due to increases in the non-public demand and reciprocal deposit portfolios. Short-term borrowings were $5.3 million at December 31, 2020, a decrease of $270.2 million from December 31, 2019. The lower level of short-term borrowings in 2020 is attributable to an increase in our brokered deposits portfolio, which were utilized as a cost-effective alternative to FHLB borrowings.

Shareholders’ equity was $468.4 million at December 31, 2020, compared to $438.9 million at December 31, 2019. Common book value per share was $28.12 at December 31, 2020, an increase of $1.77, or 7%, from $26.35 at December 31, 2019. The increase in shareholders’ equity as compared to December 31, 2019, is primarily attributable to net income less dividends paid, net of the change in accumulated other comprehensive income.

The Company’s leverage ratio was 8.25% at December 31, 2020 compared to 9.00% at December 31, 2019. The Bank’s leverage ratio and total risk-based capital ratio were 8.97% and 12.63%, respectively, at December 31, 2020, compared to 9.67% and 12.47%, respectively at December 31, 2019.

Enterprise Standardization Program

The Company’s enterprise standardization program is focused on improving operational efficiency and enhancing future profitability. On July 17, 2020, in connection with the program, Five Star Bank announced changes to adopt a full-service branch model that streamlines retail branches to better align with shifting customer needs and preferences. The announcement was the result of a nine-month comprehensive assessment of all lines of business and functional areas, conducted in partnership with a leading process improvement organization. The data-driven analysis identified, among other things, overlapping service areas, automation opportunities and streamlining of processes and operations.

The July announcement included the consolidation of eleven branches into five, resulting in six branch closings and a reduction in staffing. An additional branch closure was announced in October. These actions resulted in one-time expenses related to severance and real estate related charges of approximately $1.6 million in the third quarter of 2020 and approximately $148 thousand in the fourth quarter. Expense savings of $2.7 million are anticipated on an annualized basis.

The enterprise standardization program is not yet complete as we continue to evaluate activities and functions across the organization, focusing on ways to improve operational efficiency while enhancing the employee and customer experience.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Subordinated Note Issuance

On October 7, 2020, the Company completed a private placement of $35 million of fixed-to-floating rate subordinated notes due 2030, which were subsequently exchanged for subordinated notes with substantially the same terms (the “Notes”) that were registered under the Securities Act of 1933, as amended, to qualified institutional buyers and accredited institutional investors. The Notes have a maturity date of October 15, 2030, and bear interest, payable semi-annually, at the rate of 4.375% per annum, until October 15, 2025. Commencing on that date, the interest rate will reset quarterly to an interest rate per annum equal to the then-current three-month secured overnight financing rate (“SOFR”) plus 426.5 basis points, payable quarterly until maturity.

The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after October 15, 2025, and in whole at any time upon certain other specified events. The proceeds were used for general corporate purposes and organic growth, while a portion has been contributed to Five Star Bank to support regulatory capital ratios.

Stock Repurchase Program

On November 4, 2020, the Company announced a stock repurchase program for up to 801,879 shares of common stock, or approximately 5% of the Company’s outstanding common shares. Shares may be repurchased in open market transactions and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to purchase any shares and it may be extended, modified or discontinued at any time.

No shares were repurchased in 2020 under this program. In 2021, through February 28th, the Company repurchased 238,439 shares for an average repurchase price of $24.30 per share, inclusive of transaction costs.

Insurance Subsidiary Acquisition

On February 1, 2021, SDN completed the acquisition of the assets of Landmark Group (“Landmark”). A staple of the Rochester community since 1984, Landmark is an independent insurance brokerage firm delivering insurance, surety and risk management solutions across many business sectors including construction, manufacturing, real estate and technology, as well as individual personal insurance. Landmark Founder and Chairman Kelly M. Shea and President Christopher K. Shea will remain with SDN to lead SDN’s Rochester operations and continue their long-term relationship with current clients.

Operational, Accounting and Reporting Impacts Related to the COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted the global economy, including our operating footprint of Western and Central New York. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

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

•

Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. On December 27, 2020, the Consolidated Appropriations Act, 2021 provided approximately $284 billion for PPP loans in an additional round of funding under the program and extended the PPP through March 31, 2021. This additional round of PPP loan funding is authorized for first-time borrowers and for second draws by certain borrowers who have previously received PPP loans.

•

Mortgage Forbearance - Under the CARES Act, through the earlier of December 31, 2020, or the termination date of the COVID-19 national emergency, a borrower with a federally backed mortgage loan that is experiencing financial hardship due to COVID-19 may request a forbearance. This relief has been extended by executive order through at least March 31, 2021.

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

As of December 31, 2020, we have helped more than 1,700 customers obtain more than $270 million in loans through the PPP.  Additionally, approximately 5% of our commercial loan and mortgage customers, 1% of our residential real estate loans and lines customers and less than 1% of our indirect loans customers have active payment deferrals.

RESULTS OF OPERATIONS FOR THE YEARS ENDED

December 31, 2020 AND December 31, 2019

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 76% of revenue during the year ended December 31, 2020. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Federal Reserve influences the general market rates of interest, which impacts the deposit and loan rates offered by many financial institutions. The intended federal funds rate, which is the cost of immediately available overnight funds, was decreased by 150 basis points due to two rate cuts in March of 2020. On March 3rd it decreased 50 basis points and on March 16th another 100 basis points, resulting in a range of 0.00% to 0.25% at year-end 2020. The Federal Reserve had previously decreased the intended federal funds rate by 25 basis points in each of August, September and October 2019, resulting in a range of 1.50% to 1.75% at year-end 2019 and increased the intended federal funds rate by 25 basis points in each of March, June, September and December 2018, resulting in a range of 2.25% to 2.50% at year-end 2018. Our loan portfolio is significantly affected by changes in the prime interest rate and changes in the prime interest rate generally follow changes in the federal funds rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, decreased to 3.25% in March 2020, reflecting the rate cuts of 50 and 100 basis points after the previous three 25 basis point decreases in 2019 to 4.75% and four 25 basis point increases to 5.50% in December 2018.

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	2020	2019	2018
Interest income per consolidated statements of income	$161,299	$168,800	$152,732
Adjustment to fully taxable equivalent basis	871	1,103	1,353
Interest income adjusted to a fully taxable equivalent basis	162,170	169,903	154,085
Interest expense per consolidated statements of income	22,314	38,888	29,868
Net interest income on a taxable equivalent basis	$139,856	$131,015	$124,217

Analysis of Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for 2020 was $139.9 million, an increase of $8.8 million compared to $131.0 million for 2019. The increase in net interest income was due primarily to an increase in average loans of $293.1 million, or 9%, compared to 2019, partially offset by a decrease in average investment securities of $27.8 million or, 3%, compared to 2019.

Our net interest margin for 2020 was 3.22%, six-basis points lower than 3.28% from the prior year. This decrease was a function of a ten-basis point lower contribution from net free funds and a four-basis point increase in the interest rate spread. The lower interest rate spread was a net result of a 53-basis point decrease in the yield on average interest-earning assets and a 57-basis point decrease in the cost of interest-bearing liabilities.

For the year ended December 31, 2020, the yield on average earning interest-assets of 3.73% was 53-basis points lower than 2019. Loan yields decreased 59-basis points during 2020 to 4.18%. The yield on investment securities decreased eight-basis points during 2020 to 2.31%. Overall, the interest-earning asset rate changes decreased interest income by $20.6 million during 2020 while a favorable volume variance increased interest income by $12.8 million, which collectively drove a $7.7 million decrease in interest income.

Average interest-earning assets were $4.35 billion for 2020 compared to $3.99 billion for 2019, an increase of $356.0 million, or 9%, with average loans up $293.1 million from $3.14 billion to $3.44 billion and average securities down $27.8 million from $822.7 million to $794.9 million. The growth in average loans reflected increases in the commercial loans and residential real estate loans categories. Commercial loans, in particular, were up $309.2 million from $1.60 billion to $1.90 billion, or 19%, from 2019, primarily due to the PPP. Residential real estate loans were up $40.1 million, partially offset by decreases of $45.9 million in consumer loans and $10.3 million in residential real estate lines. Loans comprised 79.1% of average interest-earning assets during 2020 compared to 78.8% during 2019. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.18% for 2020, a decrease of 59 basis points compared to 4.77% for 2019. The unfavorable rate variance resulted in a $19.4 million decrease in interest income, partially offset by a $13.0 million increase due to an increase in the volume of average loans. Securities comprised 18.3% of average interest-earning assets in 2020 compared to 20.6% in 2019. The taxable equivalent yield on average securities was 2.31% in 2020 compared to 2.39% in 2019. The decrease in the volume of average securities resulted in a $707 thousand decrease in interest income, in combination with a $593 thousand decrease due to the unfavorable rate variance.

For the year ended December 31, 2020, the cost of average interest-bearing liabilities of 0.69% was 57 basis points lower than 2019. The cost of average interest-bearing deposits decreased 47 basis points to 0.57%, the cost of short-term borrowings decreased 71 basis points to 1.85% and the cost of long-term borrowings decreased 21 basis point to 6.09%. Overall, interest-bearing liability rate and volume decreases resulted in $16.6 million of lower interest expense during 2020.

Average interest-bearing liabilities of $3.25 billion in 2020 were $165.5 million, or 5%, higher than 2019. On average, interest-bearing deposits grew $380.7 million and noninterest-bearing demand deposits (a principal component of net free funds) were up

MANAGEMENT’S DISCUSSION AND ANALYSIS

$184.3 million. The increase in average deposits was due to growth in non-public demand and reciprocal deposits as well as growth in brokered deposits, which were utilized as a cost-effective alternative to FHLB borrowings. For further discussion of our reciprocal and brokered deposits, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $10.7 million of lower interest expense during 2020. Average short-term and long-term borrowings were $133.9 million in 2020, $215.2 million lower than in 2019. Overall, short- and long-term borrowing rate and volume changes resulted in $5.9 million of lower interest expense during 2020.

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

	Years ended December 31,
	2020			2019			2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$112,802	$315	0.28%	$22,023	$395	1.80%	$24,906	$428	1.72%
Investment securities:
Taxable	626,221	14,186	2.27	610,251	14,382	2.36	724,944	16,510	2.28
Tax-exempt	168,687	4,149	2.46	212,493	5,253	2.47	259,609	6,444	2.48
Total investment securities	794,908	18,335	2.31	822,744	19,635	2.39	984,553	22,954	2.33
Loans:
Commercial business	735,535	26,667	3.63	569,941	29,630	5.20	498,552	24,836	4.98
Commercial mortgage	1,164,827	49,962	4.29	1,021,220	52,514	5.14	876,484	43,580	4.97
Residential real estate loans	587,620	21,320	3.63	547,505	20,995	3.83	492,165	18,645	3.79
Residential real estate lines	97,321	3,802	3.91	107,654	5,508	5.12	112,872	5,320	4.71
Consumer indirect	836,168	40,003	4.78	882,056	39,235	4.45	901,066	36,268	4.03
Other consumer	16,007	1,766	11.03	16,047	1,991	12.41	16,682	2,054	12.31
Total loans	3,437,478	143,520	4.18	3,144,423	149,873	4.77	2,897,821	130,703	4.51
Total interest-earning assets	4,345,188	162,170	3.73	3,989,190	169,903	4.26	3,907,280	154,085	3.94
Less: Allowance for credit losses	(45,697)			(34,143)			(35,312)
Other noninterest-earning assets	393,734			330,778			300,004
Total assets	$4,693,225			$4,285,825			$4,171,972
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$714,904	1,091	0.15	$655,534	1,372	0.21	$665,255	1,067	0.16
Savings and money market	1,443,692	4,788	0.33	983,447	4,365	0.44	1,008,665	2,887	0.29
Time deposits	959,541	11,943	1.24	1,098,440	22,757	2.07	936,157	15,101	1.61
Total interest-bearing deposits	3,118,137	17,822	0.57	2,737,421	28,494	1.04	2,610,077	19,055	0.73
Short-term borrowings	86,495	1,604	1.85	309,893	7,923	2.56	394,679	8,342	2.11
Long-term borrowings	47,387	2,888	6.09	39,235	2,471	6.30	39,165	2,471	6.31
Total borrowings	133,882	4,492	3.36	349,128	10,394	2.98	433,844	10,813	2.49
Total interest-bearing liabilities	3,252,019	22,314	0.69	3,086,549	38,888	1.26	3,043,921	29,868	0.98
Noninterest-bearing demand deposits	905,412			721,133			713,152
Other noninterest-bearing liabilities	84,558			57,126			26,548
Shareholders’ equity	451,236			421,017			388,351
Total liabilities and shareholders’ equity	$4,693,225			$4,285,825			$4,171,972
Net interest income (tax-equivalent)		$139,856			$131,015			$124,217
Interest rate spread			3.04%			3.00%			2.96%
Net earning assets	$1,093,169			$902,641			$863,359
Net interest margin (tax-equivalent)			3.22%			3.28%			3.18%
Ratio of average interest-earning assets to average interest-bearing liabilities	133.62%			129.24%			128.36%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Rate /Volume Analysis

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income or interest expense not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Change from 2019 to 2020			Change from 2018 to 2019
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$488	$(568)	$(80)	$(51)	$18	$(33)
Investment securities:
Taxable	370	(566)	(196)	(2,687)	559	(2,128)
Tax-exempt	(1,077)	(27)	(1,104)	(1,165)	(26)	(1,191)
Total investment securities	(707)	(593)	(1,300)	(3,852)	533	(3,319)
Loans:
Commercial business	7,333	(10,296)	(2,963)	3,675	1,119	4,794
Commercial mortgage	6,823	(9,375)	(2,552)	7,401	1,533	8,934
Residential real estate loans	1,490	(1,165)	325	2,119	231	2,350
Residential real estate lines	(493)	(1,213)	(1,706)	(253)	441	188
Consumer indirect	(2,104)	2,872	768	(779)	3,746	2,967
Other consumer	(5)	(220)	(225)	(79)	16	(63)
Total loans	13,044	(19,397)	(6,353)	12,084	7,086	19,170
Total interest income	12,825	(20,558)	(7,733)	8,181	7,637	15,818
Interest expense:
Deposits:
Interest-bearing demand	116	(397)	(281)	(16)	321	305
Savings and money market	1,707	(1,284)	423	(74)	1,552	1,478
Time deposits	(2,602)	(8,212)	(10,814)	2,900	4,756	7,656
Total interest-bearing deposits	(779)	(9,893)	(10,672)	2,810	6,629	9,439
Short-term borrowings	(4,576)	(1,743)	(6,319)	(1,982)	1,563	(419)
Long-term borrowings	499	(82)	417	4	(4)	-
Total borrowings	(4,077)	(1,825)	(5,902)	(1,978)	1,559	(419)
Total interest expense	(4,856)	(11,718)	(16,574)	832	8,188	9,020
Net interest income	$17,681	$(8,840)	$8,841	$7,349	$(551)	$6,798

Provision for Credit Losses

The provision for credit losses was $27.2 million for the year ended December 31, 2020 compared with $8.0 million for 2019. The increase was driven by the adoption of the CECL standard, higher net charge-offs in the first quarter of 2020 and deterioration in the economic environment as a result of the COVID-19 pandemic, which adversely impacted our unemployment forecast, the designated loss driver for our CECL model. The increase in net charge-offs during 2020 is primarily attributable to one commercial credit that was downgraded and partially charged-off during the first quarter of 2020 and for which foreclosure occurred in the third quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of the COVID-19 pandemic. The provision for credit losses - loans varies based primarily on forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table summarizes our noninterest income for the years ended December 31 (in thousands):

	2020	2019	2018
Service charges on deposits	$4,810	$7,241	$7,120
Insurance income	4,403	4,570	4,930
ATM and debit card	7,281	6,779	6,152
Investment advisory	9,535	9,187	8,123
Company owned life insurance	1,902	1,758	1,793
Investments in limited partnerships	104	352	1,203
Loan servicing	249	432	441
Income from derivative instruments, net	5,521	2,274	972
Net gain on sale of loans held for sale	3,858	1,352	796
Net gain (loss) on investment securities	1,599	1,677	(127)
Net (loss) gain on other assets	(61)	29	50
Net loss on tax credit investments	(275)	(528)	-
Other	4,250	5,258	5,025
Total noninterest income	$43,176	$40,381	$36,478

Service charges on deposits decreased $2.4 million, or 34%, to $4.8 million in 2020, compared to $7.2 million in 2019. The decrease was primarily due to our COVID-19 relief initiatives implemented from March 23, 2020 to July 9, 2020, including waiving or eliminating certain fees. In addition, insufficient fund fees for the remainder of 2020 were lower than historic levels, potentially due to the positive impact of stimulus programs on consumer account balances. Certain ATM access fees were not reinitiated until September 19, 2020.

Insurance income decreased $167 thousand, or 4%, to $4.4 million in 2020, compared to $4.6 million in 2019.  The decrease was primarily due to higher transaction revenue in the prior year as well as additional commercial account leakage.

Investment advisory income increased $348 thousand, or 4%, to $9.5 million in 2020, compared to $9.2 million in 2019.  The increase was primarily due to the impact of market gains, new customer accounts and increases in assets under management in existing accounts.

Income from investments in limited partnerships decreased $248 thousand, or 70%, to $104 thousand in 2020, compared to $352 thousand in 2019. We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income from these investments fluctuates based on the maturity and performance of the underlying investments.

Income from derivative instruments, net increased $3.2 million to $5.5 million in 2020, compared to $2.3 million in 2019. The increase was primarily the result of an increase in the number and value of interest rate swap transactions executed and reflects growth and maturity of our commercial loan business.

Net gain on sale of loans held for sale increased $2.5 million to $3.9 million in 2020, compared to $1.4 million in 2019. The increase was primarily due to increased volume and higher margins on residential real estate loans held for sale. The low interest rate environment has resulted in a significant increase in mortgage refinancing activity in 2020.

Net gain on investment securities was relatively flat at $1.6 million in 2020, compared to $1.7 million in 2019. The amount and timing of our sale of investment securities is dependent on several factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

A net loss on tax credit investments of $275 thousand was recognized in 2020, compared to $528 thousand in 2019. The net loss in both periods was related to tax credit investments placed in service. This loss includes the amortization of the tax credit investments, partially offset by refundable New York investment tax credits.

Other noninterest income decreased $1.0 million, or 19%, to $4.3 million in 2020, compared to $5.3 million in 2019. The decrease was primarily due to decreased FHLB dividends due to the lower level of FHLB borrowings in 2020 versus 2019 and lower pay-by-phone fees associated with our COVID-19 consumer relief initiatives. Certain of our volume-based fees like merchant revenue and corresponding credit card fees also declined as a result of the impact of stay-at-home orders in 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	2020	2019	2018
Salaries and employee benefits	$59,336	$56,330	$54,643
Occupancy and equipment	13,655	13,552	12,892
Professional services	6,326	5,424	3,912
Computer and data processing	11,645	9,983	9,568
Supplies and postage	1,975	2,036	2,032
FDIC assessments	2,242	1,005	1,975
Advertising and promotions	2,609	3,577	3,582
Amortization of intangibles	1,134	1,250	1,257
Goodwill impairment	-	-	2,350
Restructuring charges	1,492	-	-
Other	8,840	9,671	8,665
Total noninterest expense	$109,254	$102,828	$100,876

Salaries and employee benefits expense increased $3.0 million, or 5%, to $59.3 million in 2020, compared to $56.3 million in 2019. The increase was primarily attributable to higher salaries, incentives and severance, partially offset by a staff reduction in the second half of the year associated with our Enterprise Standardization Program.

Professional services expense increased $902 thousand, or 17%, to $6.3 million in 2020, compared to $5.4 million in 2019. The increase was primarily due to the timing of fees for consulting and advisory projects.

Computer and data processing expense increased $1.7 million, or 17%, to $11.6 million in 2020, compared to $10.0 million in 2019. The increase was primarily due to costs related to the new online and mobile platform combined with other investments in technology.

FDIC assessments increased $1.2 million to $2.2 million in 2020, compared to $1.0 million in 2019. In 2018, the FDIC minimum reserve ratio was exceeded, resulting in credits used to offset this expense in 2019 and the first quarter of 2020.

Advertising and promotions expense decreased $1.0 million, or 27%, to $2.6 million in 2020, compared to $3.6 million in 2019. The decrease was primarily due to reduced advertising activity in 2020. Advertising and promotions expense was reduced in March 2020 when the COVID-19 pandemic impacted operations in Western New York.

Restructuring charges were $1.5 million in 2020, representing non-recurring real estate related charges related to the previously described branch closings associated with our Enterprise Standardization Program.

The efficiency ratio for the year ended December 31, 2020 was 60.22% compared with 60.59% for 2019. The lower efficiency ratio is a result of the higher net interest income associated with an increase in average interest-earning assets for the year. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

We recorded income tax expense of $7.4 million for 2020, compared to $10.6 million for 2019. In 2020 and 2019, the Company recognized tax credit investments resulting in a $1.5 million and $2.7 million reduction in income tax expense, respectively, and a $275 thousand and $528 thousand net loss recorded in noninterest income, respectively. As a result of the TCJ Act signed into law in December 2017, the Company estimated tax benefits and recorded a provisional amount in the Company’s consolidated statement of income for the year ended December 31, 2017. The Company made an adjustment to the provisional amount included in its consolidated financial statements for the year ended December 31, 2017, resulting in an expense of approximately $600 thousand recorded in the third quarter of 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our effective tax rate was 16.2% for 2020 compared to 17.8% for 2019. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2020 and 2019 reflects the New York State tax benefit generated by our real estate investment trust.

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2019 AND DECEMBER 31, 2018

A discussion regarding our financial condition and results of operations for the year ended December 31, 2018 and year-to-year comparisons between 2019 and 2018, which are not included in this Form 10-K, can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and are incorporated by reference herein.

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

At December 31, 2020, we had total assets of $4.91 billion, an increase of 12% from $4.38 billion as of December 31, 2019, largely attributable to organic loan growth and an increase in our investment securities portfolio. Net loans were $3.54 billion as of December 31, 2020, up $352.2 million, or 11%, when compared to $3.19 billion as of December 31, 2019. The increase in net loans was primarily attributable to PPP loans in our commercial business portfolio and organic growth in our commercial and residential real estate loans. Non-performing assets totaled $12.5 million as of December 31, 2020, up $3.4 million from a year ago. Total deposits amounted to $4.28 billion as of December 31, 2020, up $722.7 million, or 20.3%, compared to December 31, 2019. As of December 31, 2020, borrowed funds totaled $5.3 million, compared to $314.8 million as of December 31, 2019. Common book value per common share was $28.12 and $26.35 as of December 31, 2020 and 2019, respectively. As of December 31, 2020, our total shareholders’ equity was $468.4 million compared to $438.9 million a year earlier.

INVESTING ACTIVITIES

The following table summarizes the composition of our available for sale and held to maturity securities portfolios (in thousands).

	Investment Securities Portfolio Composition At December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$6,239	$6,635	$26,440	$26,877	$155,102	$152,028
Mortgage-backed securities:
Agency mortgage-backed securities	601,426	620,989	389,412	390,422	300,480	292,882
Non-Agency mortgage-backed securities	-	435	-	618	-	767
Asset-backed securities	-	-	-	-	-	-
Total available for sale securities	607,665	628,059	415,852	417,917	455,582	445,677
Securities held to maturity:
State and political subdivisions	144,506	148,984	192,215	196,018	234,845	234,510
Mortgage-backed securities	127,467	133,051	166,785	167,241	211,736	205,071
Total held to maturity securities	271,973	282,035	359,000	363,259	446,581	439,581
Allowance for credit losses - securities	(7)
Total held to maturity securities, net	271,966
Total investment securities	$879,631	$910,094	$774,852	$781,176	$902,163	$885,258

Our investment policy is contained within our overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, we consider the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability, pledgeable nature and risk diversification. Our Chief Financial Officer and Treasurer, guided by ALCO, is responsible for investment portfolio decisions within the established policies.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our available for sale (“AFS”) investment securities portfolio increased $210.2 million from $417.9 million at December 31, 2019 to $628.1 million at December 31, 2020. The increase from year-end 2019 was primarily due to the reinvestment of cash flow from the portfolio, coupled with the deployment of excess liquidity into cash flowing agency backed securities. Our AFS portfolio had a net unrealized gain totaling $20.4 million at December 31, 2020 compared to a net unrealized gain of $2.1 million at December 31, 2019. The fair value of most of the investment securities in the AFS portfolio fluctuate as market interest rates change.

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the year ended December 31, 2020 and 2019 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

As of December 31, 2020, we do not have the intent to sell any of our securities in a loss position and we believe that it is not likely that we will be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2020, we concluded that unrealized losses on our AFS securities are not impaired due to reasons of credit quality and no allowance for credit losses has been recognized on AFS securities. The following discussion provides further details of our assessment of the AFS securities portfolio by investment category.

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of December 31, 2020, there were no securities in an unrealized loss position in the U.S. Government agencies and GSE portfolio.

Agency Mortgage-backed Securities. With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of December 31, 2020, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

As of December 31, 2020, there were eight securities in the AFS Agency MBS portfolio that were in an unrealized loss position with unrealized losses totaling $68 thousand. Of these, one was in an unrealized loss position for 12 months or longer and had an aggregate fair value of $7.9 million and unrealized losses of less than one thousand dollars.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2020 on such Agency MBS to be credit related. As of December 31, 2020, we did not intend to sell any Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

Non-Agency Mortgage-backed Securities. Our non-Agency MBS portfolio consists of positions in one privately issued whole loan collateralized mortgage obligations with a fair value and net unrealized gain of $435 thousand as of December 31, 2020. As of that date, the one non-Agency MBS was rated below investment grade. This security was not in an unrealized loss position.

Other Investments. As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At December 31, 2020, our ownership of FHLB and FRB stock totaled $2.6 million and $6.1 million, respectively, and is included in other assets and recorded at cost, which approximates fair value.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

Total loans were $3.60 billion at December 31, 2020, an increase of $374.2 million, or 12%, from December 31, 2019. Commercial loans increased $369.7 million and represented 57.0% of total loans at the end of 2020. Consumer loans increased $4.4 million to represent 43.0% of total loans at December 31, 2020. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition
	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial business	$794,148	22.1%	$572,040	17.8%	$557,861	18.1%	$450,326	16.5%	$349,547	14.9%
Commercial mortgage	1,253,901	34.9	1,106,283	34.3	958,194	31.0	808,908	29.6	670,058	28.6
Total commercial	2,048,049	57.0	1,678,323	52.1	1,516,055	49.1	1,259,234	46.1	1,019,605	43.5
Residential real estate loans	599,800	16.7	572,350	17.8	524,155	17.0	465,283	17.0	427,937	18.3
Residential real estate lines	89,805	2.5	104,118	3.2	109,718	3.6	116,309	4.3	122,555	5.2
Consumer indirect	840,421	23.4	850,052	26.4	919,917	29.8	876,570	32.0	752,421	32.2
Other consumer	17,063	0.4	16,144	0.5	16,753	0.5	17,621	0.6	17,643	0.8
Total consumer	1,547,089	43.0	1,542,664	47.9	1,570,543	50.9	1,475,783	53.9	1,320,556	56.5
Total loans	3,595,138	100.0%	3,220,987	100.0%	3,086,598	100.0%	2,735,017	100.0%	2,340,161	100.0%
Less: Allowance for credit losses	52,420		30,482		33,914		34,672		30,934
Total loans, net	$3,542,718		$3,190,505		$3,052,684		$2,700,345		$2,309,227

Commercial loans increased during 2020 primarily due to PPP loans in our commercial business portfolio and growth in our commercial mortgage portfolio reflecting our successful commercial business development efforts. The credit risk related to commercial loans is largely influenced by general economic conditions, including the impact of the COVID-19 pandemic on small to mid-sized business in our market area and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an appropriate allowance for credit losses, and sound nonaccrual and charge off policies.

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

We participate in various lending programs in which guarantees are supplied by U.S. government agencies, such as the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2020, the principal balance of such loans (included in commercial loans) was $282.7 million and the guaranteed portion amounted to $272.0 million. Excluding PPP Loans, the principal balance of such loans (included in commercial loans) was $29.6 million and the guaranteed portion amounted to $18.9 million. Most of these loans were guaranteed by the SBA.

Commercial business loans were $794.1 million at the end of 2020, up $222.1 million, or 39%, since the end of 2019, and comprised 22.1% of total loans outstanding at December 31, 2020, compared to 17.8% at December 31, 2019. The increase in commercial business loans was primarily due to the PPP loan program administered by the SBA. As of December 31, 2020, we had $248.0 million of PPP loans, net of deferred loan fees and costs. We typically originate business loans of up to $15.0 million for small to mid-sized businesses in our market area for working capital, equipment financing, inventory financing, accounts receivable financing, or other general business purposes. Loans of this type are in a diverse range of industries. As of December 31, 2020, commercial business SBA loans including PPP loans accounted for a total of $273.8 million, or 34% of our commercial business loan portfolio.

Commercial mortgage loans totaled $1.25 billion at December 31, 2020, up $147.6 million, or 13%, from December 31, 2019, and comprised 34.9% of total loans, compared to 34.3% at December 31, 2019. Commercial mortgage loans include both owner occupied and non-owner occupied commercial real estate loans. Approximately 24% of our commercial mortgage portfolio at December 31, 2020 and 2019 was owner occupied commercial real estate. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. As of December 31, 2020, commercial mortgage SBA loans accounted for a total of $6.8 million or one percent of our commercial mortgage loan portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Consumer loans totaled $1.55 billion at December 31, 2020, up $4.4 million compared to 2019, and represented 43.0% of the 2020 year-end loan portfolio versus 47.9% at year-end 2019. Loans in this classification include residential real estate loans, residential real estate lines, indirect consumer and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, including the impact of the COVID-19 pandemic on the employment income of these borrowers, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential real estate portfolios include conventional first lien mortgages and home equity loans and lines of credit. For conventional first lien mortgages, we generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g. personal mortgage insurance). A portion of our fixed-rate conventional mortgage loans are sold in the secondary market with servicing rights retained. Our conventional mortgage products continue to be underwritten using FHLMC secondary marketing guidelines. Our underwriting guidelines for home equity products include a combination of borrower FICO (credit score), the LTV of the property securing the loan and evidence of the borrower having sufficient income to repay the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production was 764 and 761 during the years ended December 31, 2020 and 2019, respectively.

Residential real estate loans totaled $599.8 million at the end of 2020, up $27.5 million, or 5%, from the end of the prior year and comprised 16.7% and 17.8% of total loans outstanding at December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020 and 2019, our residential real estate loan portfolio included $3.5 million and $5.1 million, respectively, of loans acquired during 2012 branch acquisitions. The residential real estate line portfolio amounted to $89.8 million at December 31, 2020 down $14.3 million, or 14%, compared to 2019 and represented 2.5% of the 2020 year-end loan portfolio versus 3.2% at year-end 2019. As of December 31, 2020 and 2019, our residential real estate line portfolio included $5.0 million and $6.2 million, respectively, of loans acquired during the 2012 branch acquisitions.

The residential real estate loans and lines portfolios had a weighted average LTV at origination of approximately 69% and 68% at December 31, 2020 and 2019, respectively. Approximately 92% and 91% of the loans and lines were first lien positions at December 31, 2020 and 2019, respectively.

Consumer indirect loans amounted to $840.4 million at December 31, 2020 down $9.6 million, or 1%, compared to 2019 and represented 23.4% of the 2020 year-end loan portfolio versus 26.4% at year-end 2019. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily by individuals, but also by corporations and other organizations. The loans are originated through dealerships and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2020, we originated $318.9 million in indirect loans with a mix of approximately 33% new vehicles and 67% used vehicles. This compares with $303.0 million in indirect loans with a mix of approximately 34% new vehicles and 66% used vehicles for the same period in 2019. We do business with over 450 franchised auto dealers located in Western, Central, and the Capital District of New York, and Northern and Central Pennsylvania. The average FICO score for indirect loan production was 712 and 722 during the years ended December 31, 2020 and 2019, respectively. Other consumer loans totaled $17.1 million at December 31, 2020, up $919 thousand, or 6%, compared to 2019, and represented less than one percent of the 2020 and 2019 year-end loan portfolio. Other consumer loans consist of personal loans (collateralized and uncollateralized) and deposit account collateralized loans.

Our loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our operating footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2020, no significant concentrations, as defined above, existed in our portfolio in excess of 10% of total loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Loans Held for Sale and Loan Servicing Rights. Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $4.3 million and $4.2 million as of December 31, 2020 and 2019, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $241.7 million and $189.8 million as of December 31, 2020 and 2019, respectively.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses - loans (in thousands).

	Credit Loss - Loans Analysis
	Year Ended December 31,
	2020	2019	2018	2017	2016
Allowance for credit losses - loans, beginning of period, prior to adoption of ASC 326	$30,482	$33,914	$34,672	$30,934	$27,085
Impact of adopting ASC 326	9,594	-	-	-	-
Allowance for credit losses - loans, beginning of period, after adoption of ASC 326	40,076	33,914	34,672	30,934	27,085
Charge-offs:
Commercial business	9,093	2,481	2,319	3,614	943
Commercial mortgage	1,792	2,997	1,020	10	385
Residential real estate loans	100	340	95	431	289
Residential real estate lines	-	13	142	106	104
Consumer indirect	9,959	10,810	10,850	10,164	8,748
Other consumer	681	1,170	1,308	926	607
Total charge-offs	21,625	17,811	15,734	15,251	11,076
Recoveries:
Commercial business	1,709	492	509	416	447
Commercial mortgage	37	17	13	262	45
Residential real estate loans	28	43	159	130	174
Residential real estate lines	3	6	20	60	15
Consumer indirect	5,681	5,390	5,024	4,444	4,259
Other consumer	352	387	317	316	347
Total recoveries	7,810	6,335	6,042	5,628	5,287
Net charge-offs	13,815	11,476	9,692	9,623	5,789
Provision for credit losses - loans	26,159	8,044	8,934	13,361	9,638
Allowance for credit losses - loans, end of year	$52,420	$30,482	$33,914	$34,672	$30,934

Net loan charge-offs to average loans	0.40%	0.37%	0.33%	0.38%	0.26%
Allowance for credit losses - loans to total loans	1.46%	0.95%	1.10%	1.27%	1.32%
Allowance for credit losses - loans to non-performing loans	551%	353%	475%	277%	489%

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth the allocation of the allowance for credit losses - loans by loan category as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio (in thousands).

	Allowance for Credit Losses - Loans by Loan Category
	At December 31,
	2020		2019		2018		2017		2016
		Percentage		Percentage		Percentage		Percentage		Percentage
	Credit	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by
	Loss	category to	Loss	category to	Loss	category to	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial business	$13,580	22.1%	$11,358	17.8%	$14,312	18.1%	$15,668	16.5%	$7,225	14.9%
Commercial mortgage	21,763	34.9	5,681	34.3	5,219	31.0	3,696	29.6	10,315	28.6
Residential real estate loans	3,924	16.7	1,059	17.8	1,112	17.0	1,322	17.0	1,478	18.3
Residential real estate lines	674	2.5	118	3.2	210	3.6	180	4.3	303	5.2
Consumer indirect	12,165	23.4	11,852	26.4	12,572	29.8	13,415	32.0	11,311	32.2
Other consumer	314	0.4	414	0.5	489	0.5	391	0.6	302	0.8
Total	$52,420	100.0%	$30,482	100.0%	$33,914	100.0%	$34,672	100.0%	$30,934	100.0%

The Company adopted ASC 326 effective January 1, 2020, which resulted in an increase to the allowance for credit losses - loans of $9.6 million and established a reserve for unfunded commitments of $2.1 million, for a total pre-tax cumulative effect adjustment of $11.7 million.

The allowance for credit losses for Pooled Loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information.  Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s Credit Risk Review function. The Company establishes a specific reserve for individually analyzed loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually analyzed loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, TDRs, and other loans deemed appropriate by management. The process we use to determine the overall allowance for credit losses is based on this analysis. Based on this analysis, we believe the allowance for credit losses is adequate as of December 31, 2020.

Assessing the adequacy of the allowance for credit losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing a variety of factors, including the risk profile of our loan products and customers.

Factors beyond our control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for credit losses. As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for credit losses will be sufficient to meet actual loan losses. See Part I, Item 1A “Risk Factors” for the risks impacting this estimate. Management presents a quarterly review of the adequacy of the allowance for credit losses to the Audit Committee of our Board of Directors based on the methodology that is described in further detail in Part I, Item I “Business” under the section titled “Lending Activities.” See also “Critical Accounting Estimates” for additional information on the allowance for credit losses.

The adequacy of the allowance for credit losses is subject to ongoing management review. While management evaluates currently available information in establishing the allowance for credit losses - loans, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses - loans. Such agencies may require us to increase the allowance based on their judgments about information available to them at the time of their examination.

Net charge-offs of $13.8 million in 2020 represented 0.40% of average loans compared to $11.5 million, or 0.37%, in 2019. The increase in net charge-offs was primarily due to an $8.2 million partial charge-off of an $11.9 million commercial loan downgraded in the first quarter of 2020 and for which a foreclosure occurred in the third quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of the COVID-19 pandemic. The allowance for credit losses - loans was $52.4 million at December 31, 2020, compared with $30.5 million at December 31, 2019. The ratio of the allowance for credit losses – loans to total loans was 1.46% and 0.95% at December 31, 2020 and 2019, respectively. The ratio of allowance for credit losses - loans to non-performing loans was 551% at December 31, 2020, compared with 353% at December 31, 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-performing Assets and Potential Problem Loans

The following table summarizes our non-performing assets (in thousands):

	Non-performing Assets
	At December 31,
	2020	2019	2018	2017	2016
Nonaccrual loans:
Commercial business	$1,975	$1,177	$912	$5,344	$2,151
Commercial mortgage	2,906	3,146	1,586	2,623	1,025
Residential real estate loans	2,587	2,484	2,391	2,252	1,236
Residential real estate lines	323	102	255	404	372
Consumer indirect	1,495	1,725	1,989	1,895	1,526
Other consumer	-	-	-	2	7
Total nonaccrual loans	9,286	8,634	7,133	12,520	6,317
Accruing loans 90 days or more delinquent	231	6	8	11	9
Total non-performing loans	9,517	8,640	7,141	12,531	6,326
Foreclosed assets	2,966	468	230	148	107
Total non-performing assets	$12,483	$9,108	$7,371	$12,679	$6,433

Non-performing loans to total loans	0.26%	0.27%	0.23%	0.46%	0.27%
Non-performing assets to total assets	0.25%	0.21%	0.17%	0.31%	0.17%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at December 31, 2020 were $12.5 million, an increase of $3.4 million from $9.1 million at December 31, 2019. The primary component of non-performing assets is non-performing loans, which were $9.5 million or 0.26% of total loans at December 31, 2020, compared with $8.6 million or 0.27% of total loans at December 31, 2019. The increase in non-performing assets in the nine months ended September 30, 2020 is primarily due to an $11.9 million commercial loan downgraded, with $8.2 million charged-off, in the first quarter of 2020. In the third quarter of 2020, this commercial loan was recategorized as a foreclosed asset. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of the COVID-19 pandemic.

Approximately $1.0 million, or 11%, of the $9.3 million of nonaccrual loans in non-performing loans as of December 31, 2020 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are TDRs of $200 thousand and $297 thousand at December 31, 2020 and 2019, respectively. We had no TDRs that were accruing interest as of December 31, 2020 and one TDR of $550 thousand that was accruing interest as of December 31, 2019.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented two properties totaling $3.0 million at December 31, 2020 and three properties totaling $468 thousand at December 31, 2019.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $17.9 million and $14.6 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2020 and 2019, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits (dollars in thousands).

	At December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$1,018,549	23.8%	$707,752	19.9%	$755,460	22.4%
Interest-bearing demand	731,885	17.1	627,842	17.7	622,482	18.5
Savings and money market	1,642,340	38.4	1,039,892	29.2	968,897	28.8
Time deposits < $250,000	684,885	16.0	893,177	25.1	810,434	24.1
Time deposits of $250,000 or more	200,708	4.7	287,012	8.1	209,634	6.2
Total deposits	$4,278,367	100.0%	$3,555,675	100.0%	$3,366,907	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2020, total deposits were $4.28 billion, representing an increase of $722.7 million for the year. The increase from December 31, 2019, was primarily due to growth in non-public demand and reciprocal deposits. Time deposits were approximately 21% and 33% of total deposits at December 31, 2020 and 2019, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.55 billion at each of December 31, 2020 and 2019 and represented 60% and 61% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $834.9 million and $860.7 million at December 31, 2020 and December 31, 2019, respectively, and represented 20% and 24% of total deposits as of the end of each period, respectively. The decrease in public deposits during 2020 was due largely to seasonality.

We participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all reciprocal deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of the EGRRCPA, reciprocal deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits. Reciprocal deposits totaled $612.3 million at December 31, 2020, compared to $330.0 million at December 31, 2019, and represented 14% and 9% of total deposits as of the end of each period, respectively.

Brokered deposits totaled $279.6 million and $208.8 million at December 31, 2020 and 2019, respectively, and represented 7% and 6% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2020	2019
Short-term borrowings:
Short-term FHLB borrowings	$5,300	$275,500
Long-term borrowings:
Subordinated notes, net	73,623	39,273
Total borrowings	$78,923	$314,773

Short-term Borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2020 consisted of $5.3 million

MANAGEMENT’S DISCUSSION AND ANALYSIS

in short-term borrowings. The lower level of short-term borrowings at December 31, 2020 is attributable to an increase in our brokered deposits portfolio, which were utilized as a cost-effective alternative to FHLB borrowings. The maximum amount of short-term FHLB borrowings outstanding at any month-end during the twelve months ended December 31, 2020 was $198.9 million. Short-term FHLB borrowings at December 31, 2019 consisted of $10.0 million in overnight borrowings and $265.5 million in short-term borrowings. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. At December 31, 2020 and 2019, the Company’s borrowings had a weighted average rate of 1.70% and 1.88%, respectively.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $223.5 million of immediate credit capacity with the FHLB as of December 31, 2020. We had approximately $550.3 million in secured borrowing capacity at the FRB discount window, none of which was outstanding at December 31, 2020. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of December 31, 2020, with $226.4 million outstanding at December 31, 2020. Additionally, we had approximately $107.5 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2020, no amounts have been drawn on the line of credit.

The following table summarizes information relating to our short-term borrowings (dollars in thousands).

	At or for the Year Ended December 31,
	2020	2019	2018
Year-end balance	$5,300	$275,500	$469,500
Year-end weighted average interest rate	1.70%	1.88%	2.64%
Maximum outstanding at any month-end	$198,900	$420,800	$477,100
Average balance during the year	$86,494	$309,893	$394,679
Average interest rate for the year	1.85%	2.56%	2.11%

Long-term Borrowings

On October 7, 2020, we completed a private placement of $35.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2030 to qualified institutional buyers and accredited institutional investors that were subsequently exchanged for subordinated notes with substantially the same terms (the “2020 Notes”) registered under the Securities Act of 1933, as amended. The 2020 Notes have a maturity date of October 15, 2030 and bear interest, payable semi-annually, at the rate of 4.375% per annum, until October 15, 2025. Commencing on that date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 4.265%, payable quarterly until maturity. The 2020 Notes are redeemable by us, in whole or in part, on any interest payment date on or after October 15, 2025, and we may redeem the Notes in whole at any time upon certain other specified events. We used the net proceeds for general corporate purposes, organic growth and to support regulatory capital ratios at Five Star Bank.

On April 15, 2015, we issued $40.0 million of subordinated notes (the “2015 Notes”) in a registered public offering. The 2015 Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (“LIBOR”) plus 3.944%, payable quarterly. After the discontinuance of LIBOR, the interest rate will be determined by an alternate method as reasonably selected by the Company. The 2015 Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Shareholders’ Equity

Total shareholders’ equity was $468.4 million at December 31, 2020, an increase of $29.4 million from $438.9 million at December 31, 2019. Net income for the year increased shareholders’ equity by $38.3 million, offset by an $8.7 million cumulative effect adjustment from the adoption of ASC 326 and common and preferred stock dividends declared of $18.1 million. Accumulated other comprehensive income included in shareholders’ equity increased $16.6 million during the year due primarily to higher net unrealized gains on securities available for sale. For detailed information on shareholders’ equity, see Note 16, Shareholders’ Equity, of the notes to consolidated financial statements. FII and the Bank are subject to various regulatory capital requirements. At December 31, 2020, both FII and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital requirements, see Note 15, Regulatory Matters, of the notes to consolidated financial statements.

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

Cash and cash equivalents were $93.9 million as of December 31, 2020, a decrease of approximately $19.0 million from $112.9 million as of December 31, 2019. During 2020, net cash provided by operating activities totaled $43.5 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $531.1 million, which included outflows of $390.9 million for net loan originations and outflows of $106.3 million from net investment securities transactions. Net cash provided by financing activities of $468.5 million was attributed to a $722.7 million increase in deposits and to proceeds from long-term borrowings, net of debt issuance costs of $34.2 million, partially offset by a $270.2 million decrease in short-term borrowings and by $18.0 million in dividend payments.

Contractual Obligations and Other Commitments

The following table summarizes the maturities of various contractual obligations and other commitments (in thousands):

	At December 31, 2020
	Within 1 year	Over 1 to 3 years	Over 3 to 5 Years	Over 5 years	Total
On-Balance sheet:
Time deposits (1)	$841,581	$36,033	$7,979	$-	$885,593
Supplemental executive retirement plans	360	711	273	101	1,445
Subordinated notes	-	-	-	75,000	75,000
Operating leases	2,423	3,499	2,454	24,792	33,168

Off-Balance sheet:
Limited partnership investments (2)	2,044	4,089	2,045	-	8,178
Tax credit investments (3)	13,791	27,582	13,790	-	55,163
Commitments to extend credit (4)	1,012,810	-	-	-	1,012,810
Standby letters of credit (4)	11,030	11,200	163	-	22,393

(1)

Includes the maturity of time deposits amounting to $100 thousand or more as follows: $278.8 million in three months or less; $134.4 million between three months and six months; $180.1 million between six months and one year; and $12.2 million over one year.

(2)	We have committed to capital investments in several limited partnerships of up to $18.5 million, of which we have contributed $10.4 million as of December 31, 2020, including $1.2 million during 2020.
(3)

We have committed to capital investments in several tax credit investments of up to $77.5 million, of which we have contributed $22.3 million as of December 31, 2020, including $9.4 million during 2020.

(4)	We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Off-Balance Sheet Arrangements

With the exception of obligations in connection with our irrevocable loan commitments, limited partnership investments and tax credit investments as of December 31, 2020, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 14, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of December 31, 2020. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in less than one year		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$-	-%	$6,239	2.43%	$-	-%	$-	-%	$6,239	2.43%
Mortgage-backed securities	1,907	2.29	33,473	2.46	159,570	2.28	406,476	1.58	601,426	1.82
	1,907	2.29	39,712	2.45	159,570	2.28	406,476	1.58	607,665	1.83
Held to maturity debt securities:
State and political subdivisions	47,086	2.25	95,034	1.92	2,386	1.99	-	-	144,506	2.03
Mortgage-backed securities	-	-	2,329	2.29	14,985	2.09	110,153	2.35	127,467	2.32
	47,086	2.25	97,363	1.93	17,371	2.07	110,153	2.35	271,973	2.17
Total investment securities	$48,993	2.25%	$137,075	2.08%	$176,941	2.26%	$516,629	1.75%	$879,638	1.93%

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at December 31, 2020. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due after five years	Total
Commercial business	$211,783	$406,944	$175,421	$794,148
Commercial mortgage	335,910	605,082	312,909	1,253,901
Residential real estate loans	104,933	310,745	184,122	599,800
Residential real estate lines	2,334	6,158	81,313	89,805
Consumer indirect	322,293	518,111	17	840,421
Other consumer	7,688	8,679	696	17,063
Total loans	$984,941	$1,855,719	$754,478	$3,595,138

Loans maturing after one year:
With a predetermined interest rate		$448,577	$423,963	$872,540
With a floating or adjustable rate		1,407,142	330,515	1,737,657
Total loans maturing after one year		$1,855,719	$754,478	$2,610,197

MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Resources

The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, which were fully phased-in on January 1, 2019. As of December 31, 2020, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See Note 15, Regulatory Matters of the notes to consolidated financial statements and the “Basel III Capital Rules” section below for further discussion. The following table reflects the Company’s ratios and their components as of December 31 (in thousands):

	2020	2019
Common shareholders’ equity	$451,035	$421,619
Add: CECL transitional amount	12,061	-
Less: Goodwill and other intangible assets	71,235	71,987
Net unrealized loss on investment securities (1)	14,743	873
Hedging derivative instruments	(316)	(518)
Net periodic pension and postretirement benefits plan adjustments	(12,299)	(14,868)
Other	-	-
Common Equity Tier 1 (“CET1”) capital	389,733	364,145
Plus: Preferred stock	17,328	17,328
Less: Other	-	-
Tier 1 Capital	407,061	381,473
Plus: Qualifying allowance for credit losses	40,509	30,482
Subordinated Notes	73,623	39,273
Total regulatory capital	$521,193	$451,228
Adjusted average total assets (for leverage capital purposes)	$4,933,597	$4,237,596
Total risk-weighted assets	$3,828,713	$3,533,281

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.25%	9.00%
CET1 Capital (CET1 capital to total risk-weighted assets)	10.18	10.31
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.63	10.80
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	13.61	12.77

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

We have elected to apply the 2020 CECL transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the US banking agencies’ March 2020 interim final rule. Under the 2020 CECL transition provision, the regulatory capital impact of the Day 1 adjustment to the allowance for credit losses (after-tax) upon the January 1, 2020 CECL adoption date has been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, we are allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020, and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020, and December 31, 2021, will also phase in to regulatory capital at 25% per year commencing January 1, 2022.

Basel III Capital Rules

Under the Basel III Rules, the current minimum capital ratios, including an additional capital conservation buffer applicable to the Company and the Bank, are:

•	7.0% CET1 to risk-weighted assets;
•	8.5% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and
•	10.5% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Rules. As of December 31, 2020, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

We have numerous accounting policies, of which the most significant are presented in Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and, in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the consolidated financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for credit losses, valuation of goodwill and deferred tax assets, and accounting for defined benefit plans require particularly subjective or complex judgments important to our financial position and results of operations, and, as such, are considered to be critical accounting policies as discussed below. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust these estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and volatile equity have combined with declines in consumer spending to increase the uncertainty inherent in these estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from our estimates.

Adequacy of the Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements including, but not limited to, management’s assessment of the internal risk classifications of loans, estimating future losses utilizing current forecasts, forward-looking estimates of qualitative factors including existing economic conditions, portfolio administration, delinquency, the regulatory environment and the Company’s lending policies. Because current economic conditions and borrower strength can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for credit losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for credit losses. Such agencies may require additions to the allowance for credit losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. We believe the level of the allowance for credit losses is appropriate as recorded in the consolidated financial statements.

For additional discussion related to our accounting policies for the allowance for credit losses, see the sections titled “Allowance for Credit Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Valuation of Deferred Tax Assets and Liabilities

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of our net deferred tax assets or liabilities assumes that we will be able to generate sufficient future taxable income based on estimates and assumptions (after consideration of historical taxable income as well as tax planning strategies). If these estimates and related assumptions change, we may be required to record valuation allowances against our deferred tax assets and liabilities resulting in additional income tax expense or benefit in the consolidated statements of income. We evaluate deferred tax assets and liabilities on a quarterly basis and assess the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets and liabilities will not be realized. Changes in valuation allowance from period to period are included in our tax provision in the period of change. For additional discussion related to our accounting policy for income taxes see Note 19, Income Taxes, of the notes to consolidated financial statements.

Defined Benefit Pension Plan

We have a defined benefit pension plan covering substantially all employees. For employees hired prior to December 31, 2006, who met participation requirements on or before January 1, 2008 (“Tier 1 Participant”), the benefits are generally based on years of service and the employee’s highest average compensation during five consecutive years of employment. For eligible employees who were hired on and after January 1, 2007 (“Tier 2 Participant”), the benefits are generally based on a cash balance benefit formula. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and defined benefit pension expense. The major assumptions are the weighted average discount rate used in determining the current benefit obligation, the weighted average expected long-term rate of return on plan assets, the rate of compensation increase and the estimated mortality rate. The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows as of the measurement date, December 31. The weighted average expected long-term rate of return is estimated based on current trends experienced by the assets in the plan as well as projected future rates of return on those assets and reasonable actuarial assumptions for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The current target asset allocation model for the plans is detailed in Note 21 to the consolidated financial statements. The expected returns on these various asset categories are blended to derive one long-term return assumption. The assets are invested in certain collective investment and mutual funds, common stocks, U.S. Treasury and other U.S. government agency securities, and corporate and municipal bonds and notes. The rate of compensation increase is based on reviewing the compensation increase practices of other plan sponsors in similar industries and geographic areas as well as the expectation of future increases. Mortality rate assumptions are based on mortality tables published by third-parties such as the Society of Actuaries (“SOA”), considering other available information including historical data as well as studies and publications from reputable sources. We review the pension plan assumptions on an annual basis with our actuarial consultants to determine if the assumptions are reasonable and adjust the assumptions to reflect changes in future expectations.

The assumptions used to calculate 2020 expense for the defined benefit pension plan were a weighted average discount rate of 3.09%, a weighted average long-term rate of return on plan assets of 6.00% and a rate of compensation increase of 3.00%. Defined benefit pension expense in 2021 is expected to decrease to $1.9 million from the $2.4 million recorded in 2020, primarily driven by a decrease in the amount of accumulated actuarial losses to be amortized.

Due to the long-term nature of pension plan assumptions, actual results may differ significantly from the actuarial-based estimates. Differences resulting in actuarial gains or losses are required to be recorded in shareholders’ equity as part of accumulated other comprehensive income (loss) and amortized to defined benefit pension expense in future years. For 2020, the actual return on plan assets in the qualified defined benefit pension plan was $18.5 million, compared to an expected return on plan assets of $5.1 million. Total pretax losses recognized in accumulated other comprehensive income (loss) at December 31, 2020 were $16.4 million for the defined benefit pension plan. Actuarial pretax net gains recognized in other comprehensive income (loss) for the year ended December 31, 2020 were $2.2 million for the defined benefit pension plan.

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

Portfolio Composition

Our balance sheet assets are a mix of fixed and variable rate assets with consumer indirect loans, commercial loans, and MBSs comprising a significant portion of our assets. Our consumer indirect loan portfolio comprised 17% of assets and is primarily fixed rate loans with relatively short durations. Our commercial loan portfolio totaled 42% of assets and is a combination of fixed and variable rate loans, lines and mortgages. The MBS portfolio, including collateralized mortgages obligations, totaled 15% of assets with durations averaging three to five years.

Our liabilities are comprised primarily of deposits, which account for 96% of total liabilities. Of these deposits, the majority, or 50%, is in nonpublic variable rate and noninterest bearing products including demand (both noninterest- and interest- bearing), savings and money market accounts. In addition, fixed rate nonpublic certificate of deposit products comprise 9% of total deposits. The Bank also has a significant amount of public deposits, which represented 20% of total deposits as of December 31, 2020.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At December 31, 2020, the Bank was slightly asset sensitive, meaning that net interest income is positively impacted as interest rates increase.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending December 31, 2020 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(524)	$771	$1,379	$2,019
% Change	(0.38)%	0.56%	1.00%	1.46%

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

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical data, based on third-party review and inputs.

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at December 31, 2020 and 2019. The analysis additionally presents a measurement of the interest rate sensitivity at December 31, 2020 and 2019. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	December 31, 2020			December 31, 2019
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$583,156			$632,832
- 100 Basis Points	574,345	$(8,811)	-1.51%	676,362	$43,530	6.88%
+ 100 Basis Points	617,768	34,612	5.94	627,409	(5,423)	(0.86)
+ 200 Basis Points	638,224	55,068	9.44	614,927	(17,905)	(2.83)
+ 300 Basis Points	651,518	68,362	11.72	600,636	(32,196)	(5.09)

The Pre-Shock Scenario EVE was $583.2 million at December 31, 2020, compared to $632.8 million at December 31, 2019. The decrease in the Pre-Shock Scenario EVE at December 31, 2020 compared to December 31, 2019 resulted primarily from a drastic change in the interest rate environment, as a result of the Federal Reserve’s reductions to the Fed Funds rate in early 2020, a flattening yield curve, and actions taken by the U.S. government to stimulate the economy. As a result, there was a more favorable valuation on deposits.

The +200 basis point Rate Shock Scenario EVE increased from $614.9 million at December 31, 2019 to $638.2 million at December 31, 2020. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario changed from (2.83)% at December 31, 2019 to 9.44% at December 31, 2020.

Interest Rate Sensitivity Gap

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2020. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2020
	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
INTEREST-EARNING ASSETS:
Federal funds sold and other interest-earning deposits	$41,090	$-	$245	$-	$41,335
Investment securities	27,913	138,904	418,670	294,151	879,638
Loans	1,230,101	535,218	1,464,591	369,533	3,599,443
Total interest-earning assets	$1,299,104	$674,122	$1,883,506	$663,684	4,520,416
Cash and due from banks					52,543
Other assets (1)					339,347
Total assets					$4,912,306

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$2,374,225	$-	$-	$-	$2,374,225
Time deposits	367,002	474,944	43,647	-	885,593
Borrowings	5,300	-	-	73,623	78,923
Total interest-bearing liabilities	$2,746,527	$474,944	$43,647	$73,623	3,338,741
Noninterest-bearing deposits					1,018,549
Other liabilities					86,653
Total liabilities					4,443,943
Shareholders’ equity					468,363
Total liabilities and shareholders’ equity					$4,912,306
Interest sensitivity gap	$(1,447,423)	$199,178	$1,839,859	$590,061	$1,181,675
Cumulative gap	$(1,447,423)	$(1,248,245)	$591,614	$1,181,675
Cumulative gap ratio (2)	47.3%	61.3%	118.1%	135.4%
Cumulative gap as a percentage of total assets	(29.5)%	(25.4)%	12.0%	24.1%

(1)	Includes net unrealized loss on securities available for sale and allowance for credit losses.
(2)	Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer as identified below, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

RSM US LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2020 has issued a report on internal control over financial reporting as of December 31, 2020. That report appears herein.

/s/ Martin K. Birmingham	/s/ W. Jack Plants, II
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Treasurer
March 15, 2021	March 15, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Financial Institutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses on financial instruments in 2020 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans

As described in Notes 1 and 6 to the financial statements, the Company’s allowance for credit losses - loans was $52,420,000 at December 31, 2020, which consisted of an allowance for credit losses for pooled loans ($42,850,000) and a specific reserve for individually evaluated loans ($9,570,000). Management estimates the allowance for credit losses for pooled loans utilizing a discounted cash flow (DCF) method.  The DCF implements a probability of default with a loss given default applied to future cash flows that are adjusted to present value.  The Company uses forecasts to predict how modeled economic factors will perform.  In addition, qualitative factors that are likely to cause estimated credit losses to differ from historical loss experience, including but not limited to: national and local economic trends and conditions (excluding national unemployment), levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration and changes in regulatory environment. The establishment of probability of default/loss given default, reasonable and supportable forecasts, and qualitative factor adjustments require a significant amount of judgement by management and involve a high degree of estimation uncertainty.

We identified the determination of the allowance for credit losses for pooled loans as a critical audit matter as auditing the underlying development of probability of default/loss given default, reasonable and supportable forecasts, and qualitative factor adjustments required significant auditor judgment as amounts determined by management rely on analyses that are highly subjective and include significant estimation uncertainty.

Our audit procedures related to the determination of the allowance for credit losses for pooled loans included the following, among others:

•

We obtained an understanding of the relevant controls related to management’s establishment, review and approval of probability of default/loss given default, reasonable and supportable forecasts, and qualitative factor adjustments, and tested such controls for design and operating effectiveness.

•

We tested the completeness and accuracy of data used by management in determining the probability of default/loss given default by agreeing this data to both internal and external information, as applicable.

•	We evaluated the reasonableness of the forecasts utilized by management by comparing them to external information.
•	We tested the completeness and accuracy of information, evaluated the appropriateness and agreed the qualitative factor adjustments included in the allowance for credit losses - loans calculation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2018.

Chicago, Illinois

March 15, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Financial Institutions, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Financial Institutions, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements of the Company and our report dated March 15, 2021 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Chicago, Illinois

March 15, 2021

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(in thousands, except share and per share data)	December 31,
	2020	2019
ASSETS
Cash and due from banks	$93,878	$112,947
Securities available for sale, at fair value	628,059	417,917
Securities held to maturity, at amortized cost (net of allowance for credit losses of $7 and $0, respectively) (fair value of $282,035 and $363,259, respectively)	271,966	359,000
Loans held for sale	4,305	4,224
Loans (net of allowance for credit losses of $52,420 and $30,482, respectively)	3,542,718	3,190,505
Company owned life insurance	100,895	68,942
Premises and equipment, net	40,610	41,424
Goodwill and other intangible assets, net	73,789	74,923
Other assets	156,086	114,296
Total assets	$4,912,306	$4,384,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,018,549	$707,752
Interest-bearing demand	731,885	627,842
Savings and money market	1,642,340	1,039,892
Time deposits	885,593	1,180,189
Total deposits	4,278,367	3,555,675
Short-term borrowings	5,300	275,500
Long-term borrowings, net of issuance costs of $1,377 and $727, respectively	73,623	39,273
Other liabilities	86,653	74,783
Total liabilities	4,443,943	3,945,231
Commitments and contingencies (Note 14)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,847 shares issued	17,185	17,185
Total preferred equity	17,328	17,328
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	125,118	124,582
Retained earnings	324,850	313,364
Accumulated other comprehensive income (loss)	2,128	(14,513)
Treasury stock, at cost – 57,630 and 96,657 shares, respectively	(1,222)	(1,975)
Total shareholders’ equity	468,363	438,947
Total liabilities and shareholders’ equity	$4,912,306	$4,384,178

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)	Years ended December 31,
	2020	2019	2018
Interest income:
Interest and fees on loans	$143,520	$149,873	$130,703
Interest and dividends on investment securities	17,464	18,532	21,601
Other interest income	315	395	428
Total interest income	161,299	168,800	152,732
Interest expense:
Deposits	17,822	28,494	19,055
Short-term borrowings	1,604	7,923	8,342
Long-term borrowings	2,888	2,471	2,471
Total interest expense	22,314	38,888	29,868
Net interest income	138,985	129,912	122,864
Provision for credit losses	27,184	8,044	8,934
Net interest income after provision for credit losses	111,801	121,868	113,930
Noninterest income:
Service charges on deposits	4,810	7,241	7,120
Insurance income	4,403	4,570	4,930
ATM and debit card	7,281	6,779	6,152
Investment advisory	9,535	9,187	8,123
Company owned life insurance	1,902	1,758	1,793
Investments in limited partnerships	104	352	1,203
Loan servicing	249	432	441
Income from derivative instruments, net	5,521	2,274	972
Net gain on sale of loans held for sale	3,858	1,352	796
Net gain (loss) on investment securities	1,599	1,677	(127)
Net (loss) gain on other assets	(61)	29	50
Net loss on tax credit investments	(275)	(528)	-
Other	4,250	5,258	5,025
Total noninterest income	43,176	40,381	36,478
Noninterest expense:
Salaries and employee benefits	59,336	56,330	54,643
Occupancy and equipment	13,655	13,552	12,892
Professional services	6,326	5,424	3,912
Computer and data processing	11,645	9,983	9,568
Supplies and postage	1,975	2,036	2,032
FDIC assessments	2,242	1,005	1,975
Advertising and promotions	2,609	3,577	3,582
Amortization of intangibles	1,134	1,250	1,257
Goodwill impairment	-	-	2,350
Restructuring charges	1,492	-	-
Other	8,840	9,671	8,665
Total noninterest expense	109,254	102,828	100,876
Income before income taxes	45,723	59,421	49,532
Income tax expense	7,391	10,559	10,006
Net income	$38,332	$48,862	$39,526
Preferred stock dividends	1,461	1,461	1,461
Net income available to common shareholders	$36,871	$47,401	$38,065

Earnings per common share (Note 20):
Basic	$2.30	$2.97	$2.39
Diluted	$2.30	$2.96	$2.39
Cash dividends declared per common share	$1.04	$1.00	$0.96

Weighted average common shares outstanding:
Basic	16,022	15,972	15,910
Diluted	16,063	16,031	15,956

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)	Years ended December 31,
	2020	2019	2018
Net income	$38,332	$48,862	$39,526
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	13,870	9,323	(4,494)
Hedging derivative instruments	202	(242)	(276)
Pension and post-retirement obligations	2,569	470	(4,595)
Total other comprehensive income (loss), net of tax	16,641	9,551	(9,365)
Comprehensive income	$54,973	$58,413	$30,161

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2020, 2019 and 2018

(in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2018	$17,329	$161	$121,058	$257,078	$(11,916)	$(2,533)	$381,177
Comprehensive income:
Net income	-	-	-	39,526	-	-	39,526
Other comprehensive loss, net of tax	-	-	-	-	(9,365)	-	(9,365)
Purchase of common stock for treasury	-	-	-	-	-	(113)	(113)
Repurchase of Series A 3% preferred stock	(1)	-	-	-	-	-	(1)
Share-based compensation plans:
Share-based compensation	-	-	1,301	-	-	-	1,301
Stock options exercised	-	-	(19)	-	-	339	320
Restricted stock awards issued, net	-	-	303	-	-	(303)	-
Stock awards	-	-	61	-	-	124	185
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,457)	-	-	(1,457)
Common-$0.96 per share	-	-	-	(15,276)	-	-	(15,276)
Balance at December 31, 2018	$17,328	$161	$122,704	$279,867	$(21,281)	$(2,486)	$396,293
Cumulative-effect adjustment	-	-	-	(710)	-	-	(710)
Balance at January 1, 2019	$17,328	$161	$122,704	$279,157	$(21,281)	$(2,486)	$395,583
Comprehensive income:
Net income	-	-	-	48,862	-	-	48,862
Other comprehensive income, net of tax	-	-	-	-	9,551	-	9,551
Reclassification of income tax effects	-	-	-	2,783	(2,783)	-	-
Common stock issued	-	-	1,151	-	-	-	1,151
Purchase of common stock for treasury	-	-	-	-	-	(293)	(293)
Share-based compensation plans:
Share-based compensation	-	-	1,406	-	-	-	1,406
Restricted stock units released	-	-	(554)	-	-	554	-
Restricted stock awards issued, net	-	-	(165)	-	-	165	-
Stock awards	-	-	40	-	-	85	125
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,457)	-	-	(1,457)
Common-$1.00 per share	-	-	-	(15,977)	-	-	(15,977)
Balance at December 31, 2019	$17,328	$161	$124,582	$313,364	$(14,513)	$(1,975)	$438,947

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Continued)

Years ended December 31, 2020, 2019 and 2018

(in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2019	$17,328	$161	$124,582	$313,364	$(14,513)	$(1,975)	$438,947
Balance carried forward
Cumulative-effect adjustment	-	-	-	(8,719)	-	-	(8,719)
Balance at January 1, 2020	$17,328	$161	$124,582	$304,645	$(14,513)	$(1,975)	$430,228
Comprehensive income:
Net income	-	-	-	38,332	-	-	38,332
Other comprehensive income, net of tax	-	-	-	-	16,641	-	16,641
Purchase of common stock for treasury	-	-	-	-	-	(209)	(209)
Share-based compensation plans:
Share-based compensation	-	-	1,333	-	-	-	1,333
Restricted stock units released	-	-	(511)	-	-	511	-
Restricted stock awards issued, net	-	-	(272)	-	-	272	-
Stock awards	-	-	(14)	-	-	179	165
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,457)	-	-	(1,457)
Common-$1.04 per share	-	-	-	(16,666)	-	-	(16,666)
Balance at December 31, 2020	$17,328	$161	$125,118	$324,850	$2,128	$(1,222)	$468,363

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$38,332	$48,862	$39,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,893	8,213	6,477
Net amortization of premiums on securities	3,474	2,069	2,456
Provision for credit losses	27,184	8,044	8,934
Share-based compensation	1,333	1,406	1,301
Deferred income tax (benefit) expense	(4,523)	369	(10,480)
Proceeds from sale of loans held for sale	97,238	41,479	30,547
Originations of loans held for sale	(93,461)	(41,626)	(29,901)
Income on company owned life insurance	(1,902)	(1,758)	(1,793)
Net gain on sale of loans held for sale	(3,858)	(1,352)	(796)
Net (gain) loss on investment securities	(1,599)	(1,677)	127
Goodwill impairment	-	-	2,350
Net loss (gain) on other assets	61	(29)	(50)
Noncash restructuring charges against assets	202	-	-
(Increase) decrease in other assets	(37,565)	(21,263)	13,376
Increase in other liabilities	10,646	14,973	3,065
Net cash provided by operating activities	43,455	57,710	65,139
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(396,879)	(195,660)	(44,919)
Held to maturity	(7,345)	(23,494)	(28,017)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	97,685	82,358	90,114
Held to maturity	93,046	83,508	96,211
Proceeds from sales of securities available for sale	107,098	178,059	29,851
Proceeds from sales of securities held to maturity	52	-	-
Net loan originations	(390,932)	(167,234)	(361,915)
Loans sold to others	-	21,077	-
Purchases of company owned life insurance, net of proceeds received	(30,051)	(68)	(35)
Proceeds from sales of other assets	519	360	590
Purchases of premises and equipment	(4,264)	(3,639)	(2,842)
Cash consideration paid for acquisition, net of cash acquired	-	-	(4,447)
Net cash used in investing activities	(531,071)	(24,733)	(225,409)
Cash flows from financing activities:
Net increase in deposits	722,692	188,768	156,733
Net increase in short-term borrowings	(270,200)	(194,000)	23,300
Repurchase of preferred stock	-	-	(1)
Issuance of long-term debt	35,000	-	-
Debt issuance costs	(779)	-	-
Purchases of common stock for treasury	(209)	(293)	(113)
Proceeds from stock options exercised	-	-	320
Cash dividends paid to preferred shareholders	(1,461)	(1,461)	(1,462)
Cash dividends paid to common shareholders	(16,496)	(15,799)	(14,947)
Net cash provided by (used in) financing activities	468,547	(22,785)	163,830
Net (decrease) increase in cash and cash equivalents	(19,069)	10,192	3,560
Cash and cash equivalents, beginning of period	112,947	102,755	99,195
Cash and cash equivalents, end of period	$93,878	$112,947	$102,755

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Institutions, Inc. (individually referred to herein as the “Parent Company” and together with all of its subsidiaries, collectively referred to herein as the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). At December 31, 2020, the Company conducted its business through its four subsidiaries: Five Star Bank (the “Bank”), a New York chartered bank; SDN Insurance Agency, LLC (“SDN”), a full service insurance agency; and Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”), SEC-registered investment advisory and wealth management firms. The Company provides a full range of banking and related financial services to consumer, commercial and municipal customers through its bank and nonbank subsidiaries.

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

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2020	2019	2018
Supplemental information:
Cash paid for interest	$28,875	$37,225	$28,626
Cash paid for income taxes, net of refunds received	7,462	9,853	3,527
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$2,966	$557	$642
Accrued and declared unpaid dividends	4,535	4,365	4,187
(Decrease) increase in net unsettled security purchases	-	(2,650)	2,650
Securities transferred from held to maturity to available for sale (at cost)	-	26,175	-
Common stock issued for Courier Capital contingent earn-out	-	1,151	-
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	-	-	2,561
Fair value of liabilities assumed	-	-	128

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

December 31, 2020, 2019 and 2018

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

A loan is accounted for as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial condition, grants a significant concession to the borrower that it would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions. Troubled debt restructurings generally remain on nonaccrual status until there is a sustained period of payment performance (usually six months or longer) and there is a reasonable assurance that the payments will continue. See Allowance for Credit Losses below for further policy discussion and see Note 6 – Loans for additional information.

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

(h.) Allowance for Credit Losses

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Portfolio Segmentation and “Pooled Loans” Calculation

Loans are pooled based on their homogeneous risk characteristics. Once loans have been segmented into pools, a loss rate is applied to the amortized cost basis. The Company has divided its portfolio into six segments, as the loans within the segments have similar characteristics. Characteristics considered include: purpose, tenor, amortization, repayment source, payment frequency, collateral and recourse. The Company has identified six portfolio segments of loans including Commercial Loans/Lines, Commercial Mortgage, Indirect Loans, Direct Loans, Residential Lines of Credit, and Residential Loans.

The Company utilizes the Discounted Cash Flow (“DCF”) method for its pooled segment calculation. The DCF method implements a Probability of Default with Loss Given Default and Exposure at Default estimation. The Probability of Default and Loss Given Default are applied to future cash flows that are adjusted to present value and these discounted expected losses become the Allowance for Credit Losses.

DCF analysis is reliant upon a variety of loan-level data, peripheral model outputs and key assumptions. The data fields required to create the contractual portion of the forward-looking cash flow schedule relate to the terms of each loan and include information regarding payment amount, payment frequency, interest rate, interest type, maturity date, amortization term, etc. Contractual terms must be adjusted for prepayments to arrive at expected cashflows. The Company modeled amortizing/installment notes with a prepayment rate, annualized to one-year. For loans where principal collection is dominated by borrower election, e.g. lines of credit, interest-only, etc., and not by contractual obligation, the Company modeled a statistical tendency to repay as a curtailment rate, normalized to a one-year rate.

The Company uses forecasts to predict how modeled economic factors will perform. The Company currently elects to forecast economic factors over a period for which it can produce a reliable and defensible forecast from widely accepted economic forecast resources. After the forecast period, the following eight quarters are reverted on a straight-line basis to the economic factor’s average. The Company uses an eight-quarter straight-line reversion to reduce the potential for a spike impact on the model caused by a rapid reversion. Additionally, as the Company is past its point of forecast, a straight-line reversion represents a most-likely scenario absent a hard forecast.

In the Company’s analysis at the portfolio level, it found that the best model for predicting defaults considers the National Unemployment Rate. With the large number of observations afforded by using peer data, the default curve is less sensitive to unusual loss events and has a much smoother shape. The national unemployment rate is an extremely strong predictor of defaults and explains almost all variation in the default rate.

CECL requires calculating a reserve based on a life of loan basis. The life of loan is assumed with consideration of prepayments and contractual maturity dates. If a given loan does not have a populated maturity date, based upon historical experience, the Company elected to amortize the loan for a length of time equal to the average life of the loan’s segment before the remaining balance will balloon with the exception of Commercial Demand Lines of Credit where the Company uses one year, reflecting the demand nature of these exposures with annual review.

Management also considers Qualitative Factors (“QF”) that are likely to cause estimated credit losses with the Company’s existing portfolio to differ from historical loss experience, including but not limited to: national and local economic trends and conditions (excluding national unemployment),  levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, Quality of Credit Review function and administration, and changes in regulatory environment. The Company will periodically assess what adjustments are necessary to qualitatively adjust the ACL based on their assessment of current expected credit losses.

The range for the QF in a specific pool represents the difference, in basis points between the portfolio segment loss explained by the regression analysis (r-squared factor) and the total loss for that period, looking back to 2006, when the Company experienced its highest four quarter loss rate. In this approach, the Company is capturing, based upon historical experience, its largest potential loss rate. Where possible, the QF are calculated using available data sources to support the allocation of basis points within the ranges. For example, delinquency for a segment is mapped backed to 2006 and current delinquency is allocated a QF based upon where it lies in that range.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Individually Analyzed Loans

Excluded from pooled analysis are loans to be individually analyzed due to the assets not maintaining similar risk characteristics to those in the six designated segments. These loans are generally considered to be collateral dependent and, therefore, an analysis of the collateral position versus the pooled loan discounted cash flow approach better reflects the potential loss. Individually analyzed accounts include: loans over 90 days past due, loans marked as Trouble Debt Restructure (“TDR”), loans placed on non-accruals status and criticized assets with exposure greater than $2.0 million.

In addition, certain commercial loans are on long term deferral due to the impacts of the COVID-19 pandemic. While not criticized assets, these loans reflect unique characteristics and warrant individual analysis. Management reviewed these loans and elected to remove certain loans from the pooled loan analysis based upon characteristics including industry, which evidence a higher risk of loss from the impact of the pandemic. These loans were individually analyzed, and reserves allocated to them based upon collateral position. Management continues to assess the status of these loans for risk characteristics.

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

Available for Sale (“AFS”) Debt Securities

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Interest Receivable

Upon adoption of ASU 2016-13 and its related amendments on January 1, 2020, the Company made the following elections regarding accrued interest receivable:

•	Presenting accrued interest receivable balances separately within other assets on the statement of financial condition.
•	Excluding accrued interest receivable that is included in the amortized cost of financing receivables and debt securities from related disclosure requirements.
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

•

The Company had made the election with the adoption of ASU 2016-13 of not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner, as described above.

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized as a provision for credit loss expense in the consolidated statements of income. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings are based on historical averages of funding rates (i.e., the likelihood of draws taken). Average funding rates are determined based on the most recent 20 quarters (5 years) of actual fundings on lines of credit. The average funding rate for each segment is compared to the current funding rate on each line to determine the average fundings available to be drawn. The fund up rate (the difference between the average funding rate and the current funding rate) for each segment is then applied within the CECL model to the unfunded commitment balance to estimate the expected future fundings under each segment. The loss rate derived for each segment in the current CECL calculation is then applied to the expected future fundings to derive the estimate of allowance for credit losses for unfunded commitments.

(i.) Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are initially recorded at fair value less estimated costs to sell, which establishes the cost basis. Subsequently, other real estate owned is carried at the lower of the cost basis or fair value less estimated selling costs. At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for credit losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for credit losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned was $3.0 million and $468 thousand at December 31, 2020 and 2019, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

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

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value. If the calculated fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. However, if the carrying value of a reporting unit exceeds its calculated fair value, a goodwill impairment charge is recognized. See Note 8 for additional information on goodwill and other intangible assets.

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

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. FHLBNY stock totaled $2.6 million and $14.6 million as of December 31, 2020 and 2019, respectively.

As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $6.1 million as of December 31, 2020 and 2019.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n.) Equity Method Investments

The Company has investments in limited partnerships, primarily Small Business Investment Companies, and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $7.9 million and $7.6 million as of December 31, 2020 and 2019, respectively.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

These tax credit investments are included in other assets in the consolidated statements of financial condition and totaled $34.4 million and $16.5 million as of December 31, 2020 and 2019, respectively.

(v.) Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. In addition to net income, other components of the Company’s comprehensive income (loss) include the after-tax effect of changes in net unrealized gain / loss on securities available for sale, changes in unrealized gain / loss on hedging derivative instruments and changes in net actuarial gain / loss on defined benefit post-retirement plans. Comprehensive income (loss) is reported in the accompanying consolidated statements of changes in shareholders’ equity and consolidated statements of comprehensive income (loss). See Note 17 - Accumulated Other Comprehensive Income (Loss) for additional information.

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

Basic EPS is computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards. Diluted EPS reflects the assumed conversion of all potential dilutive securities. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 20 - Earnings Per Common Share.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(x.) Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation. These reclassifications did not result in any changes to previously reported net income or shareholders’ equity.

(y.) Recent Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. Topic 326 eliminates the probable initial recognition threshold in current GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The Company adopted ASU 2016-13 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net reduction of retained earnings of $8.7 million upon adoption. The transition adjustment included an increase in credit-related reserves of $9.6 million, $14 thousand, and $2.1 million for loans, held to maturity investment securities and unfunded commitments, respectively, net of the corresponding increase in deferred tax assets of $3.0 million.

In August 2018, the FASB issued ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU No. 2018-14 was effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU No. 2018-14 only revises disclosure requirements, its adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In 2017, the United Kingdom’s Financial Conduct Authority, who is responsible for regulating LIBOR, announced its intention that it would no longer be necessary to persuade or compel its panel banks to submit LIBOR rates after December 31, 2021.  Given that LIBOR is a widely used pricing index for loan and derivative contracts, a Company-wide initiative was introduced to assess all LIBOR exposures through the Company’s loan, deposit, borrowing and derivative categories, while developing a plan for the ultimate cessation of the index. In developing the transition plan, the Company has followed best practice recommendations from the Federal Reserve’s Alternative Reference Rate Committee, our third-party derivative advisor and the Internal Swaps and Derivatives Association. To date, the Company has identified the portion of loan notes that reference LIBOR, which are primarily representative of commercial relationships. Additionally, the Company has one designated derivative instrument that is utilized to hedge the LIBOR characteristic of a future dated borrowing (i.e. Federal Home Loan Bank Advance). In 2015, the Company issued a $40 million fixed to floating rate subordinated debt instrument that currently bears a fixed rate of interest at 6.00% until April 2025, when the rate converts to a floating rate structured indexed to three-month LIBOR; the indenture under which the notes were issued includes language allowing an alternate index to be applied in the event that LIBOR becomes unavailable at the floating rate determination date. At this time, no other borrowing or deposit relationships have been identified that utilize LIBOR as an index.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates, such as SOFR. ASU 2020-04 became effective during the first quarter of 2020 and applies to contract modifications and amendments made as of the beginning of the reporting period including the ASU’s issuance date, March 12, 2020, and applies through December 31, 2022. The adoption of this guidance in 2020 resulted in the application of certain practical expedients, which did not have a material effect on the Company's consolidated financial statements.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The ASU clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and applies through December 31, 2022. The Company is in the process of determining which optional expedients to elect, if any, as well as the timing and application of those elections. At this time, the Company does not expect any elections to have a significant impact on its financial statements.

(2.)	BUSINESS COMBINATIONS

2021 Activity - Landmark Group Acquisition

On February 1, 2021, SDN completed the acquisition of the assets of Landmark Group (“Landmark”), an independent insurance brokerage firm. Consideration for the acquisition includes common shares of Company stock, cash and potential future cash bonuses contingent upon achievement of certain revenue performance targets through February 2024. The purchase price allocation has not been finalized.  Therefore, values to be recognized for goodwill and other intangible assets will be disclosed in the Quarterly Report on Form 10-Q for the first quarter of 2021. The goodwill and other intangible assets are expected to be deductible for income tax purposes. The allocation of acquisition cost to the assets acquired and liabilities assumed and pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(3.) RESTRUCTURING CHARGES

On July 17, 2020, the Bank announced management’s decision to adopt a full-service branch model that streamlines retail branches to better align with shifting customer needs and preferences. The transformation resulted in six branch closures and a reduction in staffing. The announcement was the result of a nine-month comprehensive assessment of all lines of business and functional areas, conducted in partnership with a leading process improvement organization. The data-driven analysis identified, among other things, overlapping service areas, automation opportunities and streamlining of processes and operations that would enhance customer experiences and facilitate the long-term sustainability of current and future branches. The announced consolidations represented about ten percent of the branch network and impacted approximately six percent of the total Company workforce. Where possible, those impacted were offered alternative roles or the opportunity to apply for open positions in other areas of the Company. Separated associates received a comprehensive severance package based on tenure.

In October 2020, the Company announced the planned closure of one additional branch in January 2021. This location was not included in the branch consolidations announced in July, as alternative options were being considered and consolidation was not possible given its significant distance from other Bank branches.

For the year ended December 31, 2020, the Company incurred total pre-tax expense related to the branch closures of approximately $1.7 million, including approximately $0.2 million in employee severance, $0.5 million in lease termination costs and $1.0 million in valuation adjustments on branch facilities. The Company recognized all of these expenses during 2020. The Company expects approximately $0.9 million of total costs will result in future cash expenditures. The Company anticipates annual expense savings of approximately $2.7 million as a result of these branch closures.

The following table represents the consolidated statements of income classification of the Company’s restructuring charges (in thousands):

	Income Statement Location	2020	2019	2018
December 31, 2020
Severance costs	Salaries and employee benefits	$242	$-	$-
Lease termination costs	Restructuring charges	454	-	-
Valuation adjustments	Restructuring charges	1,038	-	-
Total		$1,734	$-	$-

The following table represents the changes in the restructuring reserve (in thousands):

Balance, January 1, 2019	$-
No activity during the period	-
Balance, December 31, 2019	-
Restructuring charges	1,734
Cash payments	(287)
Charges against assets	(202)
Balance, December 31, 2020	$1,245

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(4.)	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$6,239	$396	$-	$6,635
Mortgage-backed securities:
Federal National Mortgage Association	350,627	15,549	44	366,132
Federal Home Loan Mortgage Corporation	225,645	3,155	24	228,776
Government National Mortgage Association	22,107	830	-	22,937
Collateralized mortgage obligations:
Federal National Mortgage Association	3,047	97	-	3,144
Federal Home Loan Mortgage Corporation	-	-	-	-
Privately issued	-	435	-	435
Total mortgage-backed securities	601,426	20,066	68	621,424
Total available for sale securities	$607,665	$20,462	$68	$628,059
Securities held to maturity:
State and political subdivisions	$144,506	$4,478	$-	$148,984
Mortgage-backed securities:
Federal National Mortgage Association	10,776	703	-	11,479
Federal Home Loan Mortgage Corporation	5,858	382	-	6,240
Government National Mortgage Association	37,084	1,578	-	38,662
Collateralized mortgage obligations:
Federal National Mortgage Association	29,988	1,075	-	31,063
Federal Home Loan Mortgage Corporation	35,897	1,581	-	37,478
Government National Mortgage Association	7,864	265	-	8,129
Total mortgage-backed securities	127,467	5,584	-	133,051
Total held to maturity securities	271,973	$10,062	$-	$282,035
Allowance for credit losses - securities	(7)
Total held to maturity securities, net	$271,966

December 31, 2019
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$26,440	$437	$-	$26,877
Mortgage-backed securities:
Federal National Mortgage Association	293,873	2,263	1,380	294,756
Federal Home Loan Mortgage Corporation	52,733	318	172	52,879
Government National Mortgage Association	14,065	60	4	14,121
Collateralized mortgage obligations:
Federal National Mortgage Association	23,834	-	57	23,777
Federal Home Loan Mortgage Corporation	4,907	-	18	4,889
Privately issued	-	618	-	618
Total mortgage-backed securities	389,412	3,259	1,631	391,040
Total available for sale securities	$415,852	$3,696	$1,631	$417,917

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(4.)	INVESTMENT SECURITIES (Continued)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019 (continued)
Securities held to maturity:
State and political subdivisions	$192,215	$3,803	$-	$196,018
Mortgage-backed securities:
Federal National Mortgage Association	12,049	227	6	12,270
Federal Home Loan Mortgage Corporation	6,995	77	47	7,025
Government National Mortgage Association	45,758	306	128	45,936
Collateralized mortgage obligations:
Federal National Mortgage Association	41,561	150	256	41,455
Federal Home Loan Mortgage Corporation	49,389	307	103	49,593
Government National Mortgage Association	11,033	12	83	10,962
Total mortgage-backed securities	166,785	1,079	623	167,241
Total held to maturity securities	$359,000	$4,882	$623	$363,259

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS debt securities, AIR totaled $1.2 million and $1.0 million as of December 31, 2020 and December 31, 2019, respectively. For HTM debt securities, AIR totaled $905 thousand and $1.2 million as of December 31, 2020 and December 31, 2019, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the years ended December 31, 2020 and 2019, credit loss (credit) expense for HTM investment securities was $(7) thousand and $0, respectively.

Investment securities with a total fair value of $567.4 million and $676.9 million at December 31, 2020 and 2019, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	2020	2019	2018
Taxable interest and dividends	$14,186	$14,382	$16,510
Tax-exempt interest and dividends	3,278	4,150	5,091
Total interest and dividends on securities	$17,464	$18,532	$21,601

Sales of securities available for sale for the years ended December 31 were as follows (in thousands):

	2020	2019	2018
Proceeds from sales	$107,098	$178,059	$29,851
Gross realized gains	1,642	2,391	73
Gross realized losses	43	714	200

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(4.)	INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2020 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$1,907	$1,920
Due from one to five years	39,712	41,903
Due after five years through ten years	159,570	171,036
Due after ten years	406,476	413,200
Total available for sale securities	$607,665	$628,059
Debt securities held to maturity:
Due in one year or less	$47,086	$47,505
Due from one to five years	97,363	101,311
Due after five years through ten years	17,371	18,194
Due after ten years	110,153	115,025
Total held to maturity securities	$271,973	$282,035

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(4.)	INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are summarized as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$-	$-	$-	$-	$-
Mortgage-backed securities:
Federal National Mortgage Association	18,155	44	-	-	18,155	44
Federal Home Loan Mortgage Corporation	10,932	24	-	-	10,932	24
Government National Mortgage Association	-	-	-	-	-	-
Collateralized mortgage obligations:
Federal National Mortgage Association	-	-	8	-	8	-
Federal Home Loan Mortgage Corporation	-	-	-	-	-	-
Total mortgage-backed securities	29,087	68	8	-	29,095	68
Total available for sale securities	29,087	68	8	-	29,095	68
Total temporarily impaired securities	$29,087	$68	$8	$-	$29,095	$68
December 31, 2019
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$-	$-	$-	$-	$-
Mortgage-backed securities:
Federal National Mortgage Association	104,634	1,277	7,196	103	111,830	1,380
Federal Home Loan Mortgage Corporation	10,347	11	9,409	161	19,756	172
Government National Mortgage Association	533	4	-	-	533	4
Collateralized mortgage obligations:
Federal National Mortgage Association	8,803	57	8	-	8,811	57
Federal Home Loan Mortgage Corporation	4,889	18	-	-	4,889	18
Total mortgage-backed securities	129,206	1,367	16,613	264	145,819	1,631
Total available for sale securities	129,206	1,367	16,613	264	145,819	1,631
Securities held to maturity:
State and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities:
Federal National Mortgage Association	2,388	6	-	-	2,388	6
Federal Home Loan Mortgage Corporation	2,967	19	2,598	28	5,565	47
Government National Mortgage Association	11,155	61	5,625	67	16,780	128
Collateralized mortgage obligations:
Federal National Mortgage Association	9,120	40	13,486	216	22,606	256
Federal Home Loan Mortgage Corporation	15,127	30	7,988	73	23,115	103
Government National Mortgage Association	8,760	72	892	11	9,652	83
Total mortgage-backed securities	49,517	228	30,589	395	80,106	623
Total held to maturity securities	49,517	228	30,589	395	80,106	623
Total temporarily impaired securities	$178,723	$1,595	$47,202	$659	$225,925	$2,254

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(4.)	INVESTMENT SECURITIES (Continued)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2020 was eight compared to 91 at December 31, 2019. At December 31, 2020, the Company had a position in one investment security with a fair value of eight thousand dollars and a total unrealized loss of less than one thousand dollars that has been in a continuous unrealized loss position for more than 12 months. At December 31, 2020, there were a total of seven securities positions in the Company’s investment portfolio with a fair value of $29.1 million and a total unrealized loss of $68 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2019, the Company had positions in 34 investment securities with a fair value of $47.2 million and a total unrealized loss of $659 thousand that have been in a continuous unrealized loss position for more than 12 months. At December 31, 2019, there were a total of 57 securities positions in the Company’s investment portfolio with a fair value of $178.7 million and a total unrealized loss of $1.6 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of December 31, 2020, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of December 31, 2020, $135.7 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $8.5 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, one municipal bond is rated below investment grade, with a BB+ Standard & Poor’s equivalent rating. The below investment grade bond was recently upgraded from a Standard & Poor’s equivalent rating of BB-, represents exposure of $279 thousand, or 0.19% of the municipal bond portfolio and is closely monitored for repayment.

As of December 31, 2020, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(5.)	LOANS HELD FOR SALE AND LOAN SERVICING RIGHTS

Loans held for sale were entirely comprised of residential real estate loans and totaled $4.3 million and $4.2 million as of December 31, 2020 and 2019, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $241.7 million and $189.8 million as of December 31, 2020 and 2019, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $4.5 million and $3.9 million as of December 31, 2020 and 2019, respectively.

The activity in capitalized loan servicing assets is summarized as follows for the years ended December 31 (in thousands):

	2020	2019	2018
Mortgage servicing assets, beginning of year	$1,129	$1,022	$990
Originations	601	349	299
Amortization	(354)	(242)	(267)
Mortgage servicing assets, end of year	1,376	1,129	1,022
Valuation allowance	(56)	-	-
Mortgage servicing assets, net, end of year	$1,320	$1,129	$1,022

(6.)	LOANS

The Company’s loan portfolio consisted of the following at December 31 (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
2020
Commercial business	$798,409	$(4,261)	$794,148
Commercial mortgage	1,256,525	(2,624)	1,253,901
Residential real estate loans	586,537	13,263	599,800
Residential real estate lines	86,708	3,097	89,805
Consumer indirect	812,816	27,605	840,421
Other consumer	16,913	150	17,063
Total	$3,557,908	$37,230	3,595,138
Allowance for credit losses - loans			(52,420)
Total loans, net			$3,542,718

2019
Commercial business	$571,222	$818	$572,040
Commercial mortgage	1,108,315	(2,032)	1,106,283
Residential real estate loans	560,717	11,633	572,350
Residential real estate lines	101,048	3,070	104,118
Consumer indirect	822,179	27,873	850,052
Other consumer	15,984	160	16,144
Total	$3,179,465	$41,522	3,220,987
Allowance for loan losses			(30,482)
Total loans, net			$3,190,505

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(6.)	LOANS (Continued)

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act established the PPP, an expansion of the SBA’s 7(a) loan program and the EIDL, administered directly by the SBA. The Company had $253.1 million of PPP loans, principal amount outstanding (included in Commercial business above) as of December 31, 2020. In addition, the CARES Act provides that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Accordingly, the Company had $532.4 million of loans with modifications related to COVID-19 during 2020, with $113.0 million still on deferral as of December 31, 2020.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2020 and December 31, 2019, AIR for loans totaled $13.6 million and $9.1 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. Borrowings by these related parties amounted to $32.8 million and $18.6 million at December 31, 2020 and 2019, respectively. During 2020, new borrowings amounted to $16.3 million (including borrowings of executive officers and directors that were outstanding at the time of their appointment), and repayments and other reductions were $2.1 million.

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of December 31 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
2020
Commercial business	$264	$87	$-	$351	$1,975	$796,083	$798,409	$1,502
Commercial mortgage	822	26	-	848	2,906	1,252,771	1,256,525	2,709
Residential real estate loans	984	60	-	1,044	2,587	582,906	586,537	2,587
Residential real estate lines	40	15	-	55	323	86,330	86,708	323
Consumer indirect	3,966	1,348	-	5,314	1,495	806,007	812,816	1,495
Other consumer	133	18	231	382	-	16,531	16,913	-
Total loans, gross	$6,209	$1,554	$231	$7,994	$9,286	$3,540,628	$3,557,908	$8,616

2019
Commercial business	$361	$-	$-	$361	$1,177	$569,684	$571,222
Commercial mortgage	531	-	-	531	3,146	1,104,638	1,108,315
Residential real estate loans	929	114	-	1,043	2,484	557,190	560,717
Residential real estate lines	231	37	-	268	102	100,678	101,048
Consumer indirect	3,729	1,019	-	4,748	1,725	815,706	822,179
Other consumer	116	8	6	130	-	15,854	15,984
Total loans, gross	$5,897	$1,178	$6	$7,081	$8,634	$3,163,750	$3,179,465

There were no loans past due greater than 90 days and still accruing interest as of December 31, 2020 and 2019. There were $231 thousand and $6 thousand in consumer overdrafts which were past due greater than 90 days as of December 31, 2020 and 2019, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(6.)	LOANS (Continued)

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2020, 2019 and 2018. For the years ended December 31, 2020, 2019 and 2018, estimated interest income of $430 thousand, $508 thousand, and $294 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

There were no loans modified as a TDR during the years ended December 31, 2020 and 2019.

There were no loans modified as a TDR during the years ended December 31, 2020 and 2019 that defaulted during the year ended December 31, 2020. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured in a troubled debt restructuring and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. Collateral dependent loans at December 31, 2020 included certain criticized COVID-19 bridge loans not otherwise classified as nonaccrual. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of December 31, 2020 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
December 31, 2020
Commercial business	$2,379	$—	$2,379	$1,383
Commercial mortgage	—	36,625	36,625	8,187
Total	$2,379	$36,625	$39,004	$9,570

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(6.)	LOANS (Continued)

Impaired Loans

Prior to the adoption of ASC 326, management determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as well as average recorded investment and interest income recognized on impaired loans at December 31, 2019 (in thousands):

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(6.)	LOANS (Continued)

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of December 31 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2020
Commercial Business
Uncriticized	$350,992	$112,469	$82,029	$31,990	$8,195	$16,600	$179,770	$-	$782,045
Special mention	-	360	21	709	41	1,025	2,995	-	5,151
Substandard	193	211	1,183	464	202	309	4,390	-	6,952
Doubtful	-	-	-	-	-	-	-	-	-
Total	$351,185	$113,040	$83,233	$33,163	$8,438	$17,934	$187,155	$-	$794,148
Commercial Mortgage
Uncriticized	$310,364	$227,406	$163,839	$161,771	$74,915	$154,399	$731	$-	$1,093,425
Special mention	14,299	42,305	19,505	27,530	12,256	28,744	43	-	144,682
Substandard	189	2,521	1,890	1,648	3	9,344	199	-	15,794
Doubtful	-	-	-	-	-	-	-	-	-
Total	$324,852	$272,232	$185,234	$190,949	$87,174	$192,487	$973	$-	$1,253,901

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(6.)	LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of December 31 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2020
Residential Real Estate Loans
Performing	$137,926	$103,923	$87,153	$66,446	$67,473	$134,292	$-	$-	$597,213
Nonperforming	-	199	765	665	233	725	-	-	2,587
Total	$137,926	$104,122	$87,918	$67,111	$67,706	$135,017	$-	$-	$599,800
Residential Real Estate Lines
Performing	$-	$-	$-	$-	$-	$-	$79,257	$10,225	$89,482
Nonperforming	-	-	-	-	-	-	65	258	323
Total	$-	$-	$-	$-	$-	$-	$79,322	$10,483	$89,805
Consumer Indirect
Performing	$295,216	$202,187	$166,773	$111,008	$47,793	$15,949	$-	$-	$838,926
Nonperforming	70	652	319	287	132	35	-	-	1,495
Total	$295,286	$202,839	$167,092	$111,295	$47,925	$15,984	$-	$-	$840,421
Other Consumer
Performing	$6,774	$3,177	$1,765	$907	$369	$508	$3,563	$-	$17,063
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$6,774	$3,177	$1,765	$907	$369	$508	$3,563	$-	$17,063

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(6.)	LOANS (Continued)

Allowance for Credit Losses - Loans

The following tables set forth the changes in the allowance for credit losses - loans for the years ended December 31 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
2020
Allowance for credit losses - loans:
Beginning balance, prior to adoption of ASC 326	$11,358	$5,681	$1,059	$118	$11,852	$414	$30,482
Impact of adopting ASC 326	(246)	7,310	3,290	607	(1,234)	(133)	$9,594
Beginning balance, after adoption of ASC 326	11,112	12,991	4,349	725	10,618	281	40,076
Charge-offs	(9,093)	(1,792)	(100)	-	(9,959)	(681)	(21,625)
Recoveries	1,709	37	28	3	5,681	352	7,810
Provision (credit)	9,852	10,527	(353)	(54)	5,825	362	26,159
Ending balance	$13,580	$21,763	$3,924	$674	$12,165	$314	$52,420

2019
Allowance for loan losses:
Beginning balance	$14,312	$5,219	$1,112	$210	$12,572	$489	$33,914
Charge-offs	(2,481)	(2,997)	(340)	(13)	(10,810)	(1,170)	(17,811)
Recoveries	492	17	43	6	5,390	387	6,335
Provision (credit)	(965)	3,442	244	(85)	4,700	708	8,044
Ending balance	$11,358	$5,681	$1,059	$118	$11,852	$414	$30,482
Evaluated for impairment:
Individually	$214	$479	$-	$-	$-	$-	$693
Collectively	$11,144	$5,202	$1,059	$118	$11,852	$414	$29,789

Loans:
Ending balance	$571,222	$1,108,315	$560,717	$101,048	$822,179	$15,984	$3,179,465
Evaluated for impairment:
Individually	$1,177	$3,146	$-	$-	$-	$-	$4,323
Collectively	$570,045	$1,105,169	$560,717	$101,048	$822,179	$15,984	$3,175,142

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(6.)	LOANS (Continued)

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
2018
Allowance for loan losses:
Beginning balance	$15,668	$3,696	$1,322	$180	$13,415	$391	34,672
Charge-offs	(2,319)	(1,020)	(95)	(142)	(10,850)	(1,308)	(15,734)
Recoveries	509	13	159	20	5,024	317	6,042
Provision	454	2,530	(274)	152	4,983	1,089	8,934
Ending balance	$14,312	$5,219	$1,112	$210	$12,572	$489	$33,914
Evaluated for impairment:
Individually	$205	$1	$-	$-	$-	$-	$206
Collectively	$14,107	$5,218	$1,112	$210	$12,572	$489	$33,708

Loans:
Ending balance	$557,040	$960,265	$514,981	$106,712	$888,732	$16,590	$3,044,320
Evaluated for impairment:
Individually	$1,044	$2,034	$-	$-	$-	$-	$3,078
Collectively	$555,996	$958,231	$514,981	$106,712	$888,732	$16,590	$3,041,242

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(7.)	PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment at December 31 are summarized as follows (in thousands):

	2020	2019
Land and land improvements	$6,022	$6,022
Buildings and leasehold improvements	56,842	56,164
Furniture, fixtures, equipment and vehicles	40,996	40,026
Premises and equipment	103,860	102,212
Accumulated depreciation and amortization	(63,250)	(60,788)
Premises and equipment, net	$40,610	$41,424

Depreciation and amortization expense included in the consolidated statements of income for the years ended December 31 was as follows (in thousands):

	2020	2019	2018
Occupancy and equipment expense	$4,109	$4,382	$4,473
Computer and data processing expense	637	599	675
Total depreciation and amortization expense	$4,746	$4,981	$5,148

(8.)	GOODWILL AND OTHER INTANGIBLE ASSETS

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

Based on volatility in the capital markets and overall economic conditions as a result of the COVID‐19 pandemic accompanied by a decline in the Company’s stock price, a quantitative assessment was performed for the Banking reporting unit in the third quarter of 2020. Based on this quantitative assessment, the Company concluded that goodwill was not impaired.

The Company completed a quantitative assessment in relation to the SDN reporting unit as of its 2020 annual test date and determined that goodwill was not impaired.

The Company completed qualitative assessments in relation to the Courier Capital and the HNP Capital reporting units as of their 2020 annual test date and determined it was not more likely than not that the fair value of these reporting units were less than their carrying values.

The results of the 2019 annual impairment tests for the Company’s reporting units indicated no goodwill impairment.

The results of the 2018 annual impairment test for the SDN reporting unit resulted in a goodwill impairment charge of $2.4 million during the quarter ended December 31, 2018. The results of the 2018 annual impairment tests for the Banking, Courier Capital and HNP Capital reporting units indicated no goodwill impairment.

Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(8.)	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The change in the balance for goodwill during the years ended December 31 was as follows (in thousands):

	Banking	All Other(1)	Total
Balance, January 1, 2019	$48,536	$17,526	$66,062
No activity during the period	-	-	-
Balance, December 31, 2019	48,536	17,526	66,062
No activity during the period	-	-	-
Balance, December 31, 2020	$48,536	$17,526	$66,062
(1)	All Other includes the SDN, Courier Capital and HNP Capital reporting units.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Changes in the gross carrying amount, accumulated amortization and net book value for the years ended December 31 were as follows (in thousands):

	2020	2019
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,014)	(1,944)
Net book value	$28	$98

Other intangibles:
Gross carrying amount	$13,883	$13,883
Accumulated amortization	(6,184)	(5,120)
Net book value	$7,699	$8,763

Core deposit intangibles and other intangibles amortization expense was $70 thousand and $1.1 million, respectively, for the year ended December 31, 2020. Core deposit intangibles and other intangibles amortization expense was $115 thousand and $1.1 million, respectively, for the year ended December 31, 2019. Core deposit intangibles and other intangibles amortization expense was $160 thousand and $1.1 million, respectively, for the year ended December 31, 2018. Estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

2021	$1,014
2022	923
2023	852
2024	783
2025	714

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(9.)	LEASES

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities as of December 31 (in thousands):

		2020	2019
	Balance Sheet Location
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$23,697	$23,224
Accumulated amortization	Other assets	(3,741)	(1,861)
Net book value		$19,956	$21,363

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$21,507	$22,800

The weighted average remaining lease term for operating leases was 21.5 years at December 31, 2020 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.82%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs and other lease information for the years ended December 31 (in thousands):

	2020	2019	2018
Lease Costs:
Operating lease costs	$2,673	$2,758	$-
Variable lease costs (1)	410	428	-
Sublease income	(46)	(46)	-
Net lease costs	$3,037	$3,140	$-

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,599	$2,641	$-
Initial recognition of operating lease right of use assets	$-	$23,275	$-
Initial recognition of operating lease liabilities	$-	$23,985	$-
Right of use assets obtained in exchange for new operating lease liabilities	$477	$620	$-

(1)	Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Rent expense relating to operating leases, included in occupancy and equipment expense in the statements of income, was $2.9 million in 2018.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(9.)	LEASES (Continued)

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2020 (in thousands):

Year ended December 31,
2021	$2,423
2022	1,941
2023	1,558
2024	1,264
2025	1,190
Thereafter	24,792
Total future minimum operating lease payments	33,168
Amounts representing interest	(11,661)
Present value of net future minimum operating lease payments	$21,507

(10.) OTHER ASSETS

A summary of other assets as of December 31 are as follows (in thousands):

	2020	2019
Operating lease right of use assets	$19,956	$21,363
Tax credit investments	34,370	16,524
Derivative instruments	20,120	6,731
Collateral on derivative instruments	19,630	6,700
Other	62,010	62,978
Total other assets	$156,086	$114,296

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(11.) DEPOSITS

A summary of deposits as of December 31 are as follows (in thousands):

	2020	2019
Noninterest-bearing demand	$1,018,549	$707,752
Interest-bearing demand	731,885	627,842
Savings and money market	1,642,340	1,039,892
Time deposits, due:
Within one year	841,581	1,099,488
One to two years	30,847	60,868
Two to three years	5,186	14,869
Three to four years	5,417	3,251
Four to five years	2,562	1,708
Thereafter	-	5
Total time deposits	885,593	1,180,189
Total deposits	$4,278,367	$3,555,675

Time deposits in denominations of $250,000 or more at December 31, 2020 and 2019 amounted to $200.7 million and $287.0 million, respectively.

Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	2020	2019	2018
Interest-bearing demand	$1,091	$1,372	$1,067
Savings and money market	4,788	4,365	2,887
Time deposits	11,943	22,757	15,101
Total interest expense on deposits	$17,822	$28,494	$19,055

(12.) BORROWINGS

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of December 31 (in thousands):

	2020	2019
Short-term borrowings:
Short-term FHLB borrowings	$5,300	$275,500
Long-term borrowings:
Subordinated notes, net	73,623	39,273
Total borrowings	$78,923	$314,773

Short-term borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2020 consisted of $5.3 million in short-term borrowings. Short-term FHLB borrowings at December 31, 2019 consisted of $10.0 million in overnight borrowings and $265.5 million in short-term borrowings. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. At December 31, 2020 and 2019, the Company’s borrowings had a weighted average rate of 1.70% and 1.88%, respectively.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2020 and 2019, no amounts have been drawn on the line of credit.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(12.) BORROWINGS (Continued)

Long-term borrowings

On October 7, 2020, the Company completed a private placement of $35.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2030 to qualified institutional buyers and accredited institutional investors that were subsequently exchanged for subordinated notes with substantially the same terms (the “2020 Notes”) registered under the Securities Act of 1933, as amended. The 2020 Notes have a maturity date of October 15, 2030 and bear interest, payable semi-annually, at the rate of 4.375% per annum, until October 15, 2025. Commencing on that date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate (“SOFR”) plus 4.265%, payable quarterly until maturity. Proceeds, net of debt issuance costs of $779 thousand, were $34.2 million. The net proceeds from this offering were used for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth and regulatory capital ratios. The 2020 Notes qualify as Tier 2 capital for regulatory purposes.

On April 15, 2015, the Company issued $40.0 million of 6.0% fixed to floating rate subordinated notes due April 15, 2030 (the “2015 Notes”) in a registered public offering. The 2015 Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (LIBOR) plus 3.944%, payable quarterly. After the discontinuance of LIBOR, the interest rate will be determined by an alternate method as reasonably selected by the Company. The 2015 Notes are redeemable by the Company at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The net proceeds from this offering were used for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth and opportunistic acquisitions. The 2015 Notes qualify as Tier 2 capital for regulatory purposes.

The Company adopted ASU 2015-03 that requires debt issuance costs to be reported as a direct deduction from the face value of the 2015 Notes and the 2020 Notes, and not as a deferred charge. The debt issuance costs will be amortized as an adjustment to interest expense through April 15, 2025 for the 2015 Notes and through October 15, 2025 for the 2020 Notes.

(13.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During 2020, such derivatives were used to hedge the variable cash flows associated with short-term borrowings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months. As of December 31, 2020, the Company had one outstanding forward interest rate derivative with a notional value of $50.0 million that was designated as a cash flow hedge of interest rate risk. The derivative becomes effective in April 2022.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(13.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2020 and 2019. During the next twelve months, the Company estimates that $114 thousand will be reclassified as an increase to interest expense.

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

December 31, 2020, 2019 and 2018

(13.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of December 31 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	2020	2019	sheet line item	2020	2019	sheet line item	2020	2019
Derivatives designated as hedging instruments
Cash flow hedges	$50,000	$100,000	Other assets	$-	$-	Other liabilities	$311	$-
Total derivatives	$50,000	$100,000		$-	$-		$311	$-

Derivatives not designated as hedging instruments
Cash flow hedges	$100,000	$-	Other assets	$-	$-	Other liabilities	$-	$-
Interest rate swaps (1)	631,907	272,962	Other assets	19,626	6,599	Other liabilities	19,837	6,720
Credit contracts	113,434	68,324	Other assets	23	13	Other liabilities	86	18
Mortgage banking	28,225	11,859	Other assets	471	119	Other liabilities	1	7
Total derivatives	$873,566	$353,145		$20,120	$6,731		$19,924	$6,745

(1)	The Company secured its obligations under these contracts with $19.6 million and $6.7 million in cash at December 31, 2020 and 2019, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the years ended December 31 (in thousands):

		Gain (loss) recognized in income
Undesignated derivatives	Line item of gain (loss) recognized in income	2020	2019	2018

Cash flow hedges	Income from derivative instruments, net	$-	$-	$-
Interest rate swaps	Income from derivative instruments, net	4,707	2,189	759
Credit contracts	Income from derivative instruments, net	455	29	184
Mortgage banking	Income from derivative instruments, net	359	56	29
Total undesignated		$5,521	$2,274	$972

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(14.) COMMITMENTS AND CONTINGENCIES

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

Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	2020	2019
Commitments to extend credit	$1,012,810	$820,282
Standby letters of credit	22,393	21,911

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

Unfunded Commitments

At December 31, 2020 and December 31, 2019, the allowance for credit losses for unfunded commitments totaled $3.1 million and $0, respectively, and was included in other liabilities on the Company's consolidated statements of financial condition. For the year ended December 31, 2020 and 2019, credit loss expense for unfunded commitments was $1.0 million and $0, respectively, and was included in provision for credit losses on the Company’s consolidated statements of income.

Contingent Liabilities and Litigation

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

In February 2020, we agreed to engage in mediation with the plaintiffs but mediation has not yet commenced.  On October 19, 2020, the Court granted plaintiffs’ motion for judgment on the pleadings dismissing our affirmative defense against one named New York plaintiff that his claim was time-barred under New York law, applying a six-year statute of limitations rather than the three years limitation period we had argued. The issue of class certification has been briefed and the parties are awaiting a pre-certification conference date and hearing date.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(14.) COMMITMENTS AND CONTINGENCIES (Continued)

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

(15.) REGULATORY MATTERS

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2020 includes, subject to limitation, $17.3 million of preferred stock.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses. Tier 2 capital for the Company also includes qualified subordinated debt. At December 31, 2020, the Company’s Tier 2 capital included $73.6 million of Subordinated Notes.

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

December 31, 2020, 2019 and 2018

(15.) REGULATORY MATTERS (Continued)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(15.) REGULATORY MATTERS (Continued)

The following table presents actual and required capital ratios as of December 31, 2020 and 2019 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2019 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules (in thousands):

	Actual		Minimum Capital Required – Basel III		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2020
Tier 1 leverage:
Company	$407,061	8.25%	$197,344	4.00%	$246,680	5.00%
Bank	441,929	8.97	197,064	4.00	246,330	5.00
CET1 capital:
Company	389,733	10.18	268,010	7.00	248,866	6.50
Bank	441,929	11.57	267,387	7.00	248,288	6.50
Tier 1 capital:
Company	407,061	10.63	325,441	8.50	306,297	8.00
Bank	441,929	11.57	324,684	8.50	305,585	8.00
Total capital:
Company	521,193	13.61	402,015	10.50	382,871	10.00
Bank	482,439	12.63	401,080	10.50	381,981	10.00

2019
Tier 1 leverage:
Company	$381,473	9.00%	$169,504	4.00%	$211,880	5.00%
Bank	409,031	9.67	169,189	4.00	211,486	5.00
CET1 capital:
Company	364,145	10.31	247,330	7.00	229,663	6.50
Bank	409,031	11.61	246,674	7.00	229,055	6.50
Tier 1 capital:
Company	381,473	10.80	300,329	8.50	282,663	8.00
Bank	409,031	11.61	299,533	8.50	281,914	8.00
Total capital:
Company	451,228	12.77	370,995	10.50	353,328	10.00
Bank	439,514	12.47	370,011	10.50	352,392	10.00

As of December 31, 2020 and 2019, the Company and Bank were considered “well capitalized” under all regulatory capital guidelines. Such determination has been made based on the Tier 1 leverage, CET1 capital, Tier 1 capital and total capital ratios.

Federal Reserve Requirements

The Bank is required to maintain cash on hand or on deposit at the FRB of New York. As of December 31, 2020, the Bank was not required to maintain a reserve balance at the FRB of New York. The reserve requirement for the Bank totaled $6.4 million as of December 31, 2019.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(16.) SHAREHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock and the Series A preferred stock. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. There were 173,282 shares of preferred stock issued and outstanding as of December 31, 2020 and 2019.

Common Stock

The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	Outstanding	Treasury	Issued
2020
Shares outstanding at beginning of year	16,002,899	96,657	16,099,556
Restricted stock awards issued	12,798	(12,798)	-
Restricted stock units released	24,921	(24,921)	-
Stock awards	8,439	(8,439)	-
Treasury stock purchases	(7,131)	7,131	-
Shares outstanding at end of year	16,041,926	57,630	16,099,556

2019
Shares outstanding at beginning of year	15,928,598	127,580	16,056,178
Common stock issued for Courier Capital contingent earn-out	43,378	-	43,378
Restricted stock awards issued	8,226	(8,226)	-
Restricted stock units released	28,080	(28,080)	-
Stock awards	4,192	(4,192)	-
Treasury stock purchases	(9,575)	9,575	-
Shares outstanding at end of year	16,002,899	96,657	16,099,556

Share Repurchases

In November 2020, the Company’s Board of Directors authorized a share repurchase program of common stock for up to 801,879 shares of common stock. Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. No shares were repurchased under this program during the year ended December 31, 2020.

Preferred Stock

Series A 3% Preferred Stock. There were 1,435 shares of Series A 3% preferred stock issued and outstanding as of December 31, 2020 and 2019. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.

Series B-1 8.48% Preferred Stock. There were 171,847 shares of Series B-1 8.48% preferred stock issued and outstanding as of December 31, 2020 and 2019. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(17.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
2020
Securities available for sale and transferred securities:
Change in unrealized gain (loss) during the year	$19,928	$5,106	$14,822
Reclassification adjustment for net gains included in net income (1)	(1,281)	(329)	(952)
Total securities available for sale and transferred securities	18,647	4,777	13,870
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	271	69	202
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	2,201	565	1,636
Amortization of net actuarial loss and prior service cost included in income	1,254	321	933
Total pension and post-retirement obligations	3,455	886	2,569
Other comprehensive income	$22,373	$5,732	$16,641

2019
Securities available for sale and transferred securities:
Change in unrealized gain (loss) during the year	$13,648	$3,456	$10,192
Reclassification adjustment for net gains included in net income (1)	(1,176)	(307)	(869)
Total securities available for sale and transferred securities	12,472	3,149	9,323
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	(327)	(85)	(242)
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	(879)	(303)	(576)
Amortization of net actuarial loss and prior service cost included in income	1,398	352	1,046
Total pension and post-retirement obligations	519	49	470
Other comprehensive income	$12,664	$3,113	$9,551

2018
Securities available for sale and transferred securities:
Change in unrealized gain (loss) during the year	$(6,547)	$(1,650)	$(4,897)
Reclassification adjustment for net gains included in net income (1)	539	136	403
Total securities available for sale and transferred securities	(6,008)	(1,514)	(4,494)
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	(369)	(93)	(276)
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	(6,823)	(1,721)	(5,102)
Amortization of net actuarial loss and prior service cost included in income	678	171	507
Total pension and post-retirement obligations	(6,145)	(1,550)	(4,595)
Other comprehensive loss	$(12,522)	$(3,157)	$(9,365)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(17.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(518)	$873	$(14,868)	$(14,513)
Other comprehensive income (loss) before reclassifications	202	14,822	1,636	16,660
Amounts reclassified from accumulated other comprehensive income (loss)	-	(952)	933	(19)
Net current period other comprehensive income	202	13,870	2,569	16,641
Balance at December 31, 2020	$(316)	$14,743	$(12,299)	$2,128

Balance at January 1, 2019	$(276)	$(7,769)	$(13,236)	$(21,281)
Reclassification adjustment for net gains included in net income	-	(681)	(2,102)	(2,783)
Other comprehensive income (loss) before reclassifications	(242)	10,192	(576)	9,374
Amounts reclassified from accumulated other comprehensive income (loss)	-	(869)	1,046	177
Net current period other comprehensive (loss) income	(242)	9,323	470	9,551
Balance at December 31, 2019	$(518)	$873	$(14,868)	$(14,513)

Balance at January 1, 2018	$-	$(3,275)	$(8,641)	(11,916)
Other comprehensive income (loss) before reclassifications	(276)	(4,897)	(5,102)	(10,275)
Amounts reclassified from accumulated other comprehensive income (loss)	-	403	507	910
Net current period other comprehensive loss	(276)	(4,494)	(4,595)	(9,365)
Balance at December 31, 2018	$(276)	$(7,769)	$(13,236)	$(21,281)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(17.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	2020	2019
Realized gain (loss) on sale of investment securities	$1,599	$1,677	Net gain (loss) on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(318)	(501)	Interest income
	1,281	1,176	Total before tax
	(329)	(307)	Income tax expense
	952	869	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	34	65	Salaries and employee benefits
Net actuarial losses (1)	(1,288)	(1,463)	Salaries and employee benefits
	(1,254)	(1,398)	Total before tax
	321	352	Income tax benefit (expense)
	(933)	(1,046)	Net of tax
Total reclassified for the period	$19	$(177)

(1)	These items are included in the computation of net periodic pension expense. See Note 21 – Employee Benefit Plans for additional information.

(18.) SHARE-BASED COMPENSATION

The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders, that are administered by the Management Development and Compensation Committee (the “Compensation Committee”) of the Board. In May 2015, the Company’s shareholders approved the 2015 Long-Term Incentive Plan (the “2015 Plan”) to replace the 2009 Management Stock Incentive Plan and the 2009 Directors’ Stock Incentive Plan (collectively, the “2009 Plans”). A total of 438,076 shares transferred from the 2009 Plans were available for grant pursuant to the 2015 Plan. In addition, any shares subject to outstanding awards under the 2009 Plans that are canceled, expired, forfeited or otherwise not issued or are settled in cash will become available for future award grants under the 2015 Plan. As of December 31, 2020, there were approximately 156,000 shares available for grant under the 2015 Plan.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(18.) SHARE-BASED COMPENSATION (Continued)

The Company awarded grants of restricted stock units to certain members of management during the year ended December 31, 2020. Fifty percent of the shares subject to each grant that ultimately vest are contingent on achieving specified return on average equity (“ROAE”) targets relative to the SNL Small Cap Bank & Thrift Index, a market index the Management Development & Compensation Committee has selected as a peer group for this purpose. These shares will be earned based on the Company’s achievement of a relative ROAE performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrift Index over a three-year performance period ending December 31, 2022. The shares earned based on the achievement of the ROAE performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company. The remaining fifty percent of the PSUs that ultimately vest are contingent upon achievement of an average return on average assets (“ROAA”) performance requirement over a three-year performance period ending December 31, 2022. The shares earned based on the achievement of the ROAA performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company. If earned at target level, members of management will receive up to 23,302 shares of our common stock in the aggregate.

The grant-date fair values for both the ROAE and the ROAA portions of PSUs granted during the year ended December 31, 2020 are equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The Company granted additional restricted stock units to management during the year ended December 31, 2020. These awards will vest after completion of a three-year service requirement. If earned, members of management will receive up to 58,806 shares of our common stock, in the aggregate. The average market price of the restricted stock units on the date of grant was $25.02.

During the year ended December 31, 2020, the Company granted a total of 12,798 restricted shares of common stock to non-employee directors, of which 6,399 shares vested immediately and 6,399 shares will vest after completion of a one-year service requirement. The weighted average market price of the restricted stock on the date of grant was $17.57. In addition, the Company issued a total of 8,439 shares of common stock in-lieu of cash for the annual retainer of four non-employee directors during the year ended December 31, 2020. The weighted average market price of the stock on the date of grant was $19.54.

The Company awarded grants of restricted stock units to certain members of management during the year ended December 31, 2019.  Fifty percent of the shares subject to each grant will be earned upon achievement of an ROAA performance requirement for the Company’s fiscal year ending December 31, 2021. The remaining fifty percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrifts Index over a three-year performance period ending December 31, 2021. If earned at target level, members of management will receive up to 21,970 shares of our common stock in the aggregate, which will vest on February 26, 2022 assuming the recipient’s continuous service to the Company.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(18.) SHARE-BASED COMPENSATION (Continued)

The Company awarded grants of restricted stock units to certain members of management during the year ended December 31, 2018. The awards will be earned based on the Company’s achievement of a TSR performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrifts Index over a one-year performance period ended December 31, 2020. If earned at target level, members of management will receive up to 14,877 shares of our common stock in the aggregate, which will vest on February 27, 2021 assuming the recipient’s continuous service to the Company.

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

The restricted stock awards granted to the directors and the restricted stock units granted to management in 2020, 2019 and 2018 do not have rights to dividends or dividend equivalents.

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2020, 2019 or 2018. There was no unrecognized compensation expense related to unvested stock options as of December 31, 2020. There was no stock option activity for the year ended December 31, 2020.

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the years ended December 31, 2018 was $236 thousand. The total cash received as a result of option exercises under stock compensation plans for the years ended December 31, 2018 was $320 thousand. The tax benefits realized in connection with these stock option exercises were not significant.

The following is a summary of restricted stock award and restricted stock units activity for the year ended December 31, 2020:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	151,808	$27.80
Granted	94,906	24.36
Vested	(35,433)	28.84
Forfeited	(42,768)	27.78
Outstanding at end of period	168,513	$25.65

As of December 31, 2020, there was $2.0 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 1.8 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(18.) SHARE-BASED COMPENSATION (Continued)

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

	2020	2019	2018
Salaries and employee benefits	$1,107	$1,175	$1,045
Other noninterest expense	226	231	256
Total share-based compensation expense	$1,333	$1,406	$1,301

(19.) INCOME TAXES

The income tax expense for the years ended December 31 consisted of the following (in thousands):

	2020	2019	2018
Current tax expense (benefit):
Federal	$10,041	$8,882	$19,351
State	1,873	1,308	1,135
Total current tax expense (benefit)	11,914	10,190	20,486
Deferred tax expense (benefit):
Federal	(3,306)	280	(10,303)
State	(1,217)	89	(177)
Total deferred tax expense (benefit)	(4,523)	369	(10,480)
Total income tax expense	$7,391	$10,559	$10,006

Income tax expense differed from the statutory federal income tax rate for the years ended December 31 as follows:

	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest income	(2.0)	(1.9)	(2.6)
Tax credits and adjustments	(3.4)	(3.0)	(0.3)
Non-taxable earnings on company owned life insurance	(0.9)	(0.6)	(0.8)
State taxes, net of federal tax benefit	1.1	1.9	1.5
Nondeductible expenses	0.1	0.2	0.2
Goodwill and contingent consideration adjustments	-	-	1.0
Other, net	0.3	0.2	0.2
Effective tax rate	16.2%	17.8%	20.2%

Total income tax expense (benefit) was as follows for the years ended December 31 (in thousands):

	2020	2019	2018
Income tax expense	$7,391	$10,559	$10,006
Shareholder’s equity	5,732	3,113	(3,156)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(19.) INCOME TAXES (Continued)

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

In 2020 and 2019, the Company recognized the impact of its investments in partnerships that placed property in service during both years, which generated tax credits due to qualifying expenses. At the time that a structure is placed into service, the Company is eligible for federal and New York State tax credits. See Note 1 for the Company’s accounting policy for income taxes and these tax credit investments.

The Company’s net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	2020	2019
Deferred tax assets:
Allowance for credit losses	$14,239	$7,810
Leases - right of use obligations	5,510	5,474
Deferred compensation	1,149	1,095
Investment in limited partnerships	1,418	1,191
SERP agreements	323	418
Interest on nonaccrual loans	88	191
Share-based compensation	602	586
Other	148	224
Gross deferred tax assets	23,477	16,989
Deferred tax liabilities:
Leases - right of use assets	5,113	5,474
Prepaid expenses	635	498
Prepaid pension costs	1,183	897
Intangible assets	2,286	2,643
Depreciation and amortization	2,046	1,961
Net unrealized gain on securities available for sale	5,079	301
Loan servicing assets	338	289
Other	627	550
Gross deferred tax liabilities	17,307	12,613
Net deferred tax asset	$6,170	$4,376

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(19.) INCOME TAXES (Continued)

Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. As such, no valuation allowance has been recorded as of December 31, 2020 or 2019.

The Company and its subsidiaries are primarily subject to federal and New York income taxes. The federal income tax years currently open for audits are 2017 through 2020. The New York income tax years currently open for audits are 2018 through 2020.

At December 31, 2020, the Company had no federal or New York net operating loss or tax credits carryforwards.

The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2020, 2019 and 2018. There were no material interest or penalties recorded in the income statement in income tax expense for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, there were no amounts accrued for interest or penalties related to uncertain tax positions.

(20.) EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities.

	2020	2019	2018
Net income available to common shareholders	$36,871	$47,401	$38,065
Weighted average common shares outstanding:
Total shares issued	16,100	16,086	16,056
Unvested restricted stock awards	(5)	(4)	(8)
Treasury shares	(73)	(110)	(138)
Total basic weighted average common shares outstanding	16,022	15,972	15,910
Incremental shares from assumed:
Exercise of stock options	-	-	2
Vesting of restricted stock awards	41	59	44
Total diluted weighted average common shares outstanding	16,063	16,031	15,956

Basic earnings per common share	$2.30	$2.97	$2.39
Diluted earnings per common share	$2.30	$2.96	$2.39

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	-	-	-
Restricted stock awards	54	4	6
Total	54	4	6

There were no participating securities outstanding for the years ended December 2020, 2019 and 2018; therefore, the two-class method of calculating basic and diluted EPS was not applicable for the years presented.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(21.) EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Agreements

The Company has non-qualified Supplemental Executive Retirement Agreements (“SERPs”) covering certain former executives. The unfunded liability related to the SERPs was $1.3 million and $1.7 million at December 31, 2020 and 2019, respectively. SERP expense was $51 thousand, $366 thousand and $215 thousand for 2020, 2019 and 2018, respectively.

Defined Contribution Plan

Employees that meet specified eligibility conditions are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company is also permitted to make additional discretionary contributions, although no such additional discretionary contributions were made in 2020, 2019 or 2018.

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

The following table provides a reconciliation of the Company’s changes in the Plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	2020	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$84,328	$69,574
Service cost	3,693	3,207
Interest cost	2,537	2,777
Actuarial (gain) loss	11,154	11,993
Benefits paid and plan expenses	(4,152)	(3,223)
Projected benefit obligation at end of period	97,560	84,328
Change in plan assets:
Fair value of plan assets at beginning of period	87,827	75,188
Actual return on plan assets	18,501	15,862
Employer contributions	-	-
Benefits paid and plan expenses	(4,152)	(3,223)
Fair value of plan assets at end of period	102,176	87,827
Funded status at end of period	$4,616	$3,499

The accumulated benefit obligation was $88.9 million and $76.8 million at December 31, 2020 and 2019, respectively.

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company has no minimum required contribution for the 2021 fiscal year.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(21.) EMPLOYEE BENEFIT PLANS (Continued)

Estimated benefit payments under the Plan over the next ten years at December 31, 2020 are as follows (in thousands):

2021	$4,581
2022	3,860
2023	4,213
2024	4,259
2025	4,472
2026 - 2030	25,042

Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2020	2019	2018
Service cost	$3,693	$3,207	$3,346
Interest cost on projected benefit obligation	2,537	2,777	2,387
Expected return on plan assets	(5,136)	(4,736)	(5,284)
Amortization of unrecognized loss	1,270	1,445	725
Amortization of unrecognized prior service (credit) cost	-	-	(5)
Net periodic pension cost	$2,364	$2,693	$1,169

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2020	2019	2018
Weighted average discount rate	3.09%	4.13%	3.49%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return	6.00%	6.50%	6.50%

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2020	2019	2018
Weighted average discount rate	2.32%	3.09%	4.13%
Rate of compensation increase	3.00%	3.00%	3.00%

The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows.

The Plan’s overall investment strategy is to invest in a diversified portfolio while managing the variability between the assets and projected liabilities of underfunded pension plans. The Plan’s Board Members approved a migration (the “Migration”) of substantially all of the Plan’s assets to one fund, Commingled Pensions Trust Fund (LDI Diversified Balanced) of JPMorgan Chase Bank, N.A. (“JPMCB LDI Diversified Balanced Fund” or the “Fund”). The Fund is a collective investment fund managed by the Plan’s trustee (the “Trustee”) under the Declaration of Trust. The Trustee is the Fund’s manager and makes day-to-day investment decisions for the Fund. The Fund is a group trust within the meaning of Internal Revenue Service Revenue Ruling 81-100, as amended. In reliance upon exemptions from the registration requirements of the federal securities laws, neither the Fund nor the Fund’s Units are registered with the SEC or any state securities commission. Because the Fund is not subject to registration under federal or state securities laws, certain protections that might otherwise be provided to investors in registered funds are not available to investors in the Fund. However, as a bank-sponsored collective investment trust holding qualified retirement plan assets, the Fund is required to comply with applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Trustee is subject to supervision and regulation by the Office of the Comptroller of the Currency and the Department of Labor.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(21.) EMPLOYEE BENEFIT PLANS (Continued)

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

The following table represents the Plan’s target asset allocation and actual asset allocation, respectively, as of December 31, 2020 and 2019:

	2020		2019
	Target	Actual	Target	Actual
	Allocation	Allocation	Allocation	Allocation
Asset category:
Cash and cash equivalents	0.00%	0.00%	0.00%	0.00%
Equity securities	28.25	31.56	28.25	31.75
Fixed income securities	59.75	62.60	59.75	57.65
Alternative investments	12.00	5.84	12.00	10.60

Cash equivalents include repurchase agreements, banker’s acceptances, commercial paper, negotiable certificates of deposit, U.S. government securities with less than one year to maturity and funds (including the Commingled Pension Trust Fund (Liquidity) of JPMorgan Chase Bank, N.A. (“JPMorgan”)) established to invest in these types of highly liquid, high quality instruments. Equity securities primarily include investments in common stocks, depository receipts, preferred stocks, commingled pension trust funds, exchange traded funds and real estate investment trusts. Fixed income securities include corporate bonds, government issues, credit card receivables, mortgage backed securities, municipals, commingled pension trust funds and other asset backed securities. Alternative investments are real estate interests and related investments held within a commingled pension trust fund.

The Fund is valued utilizing the valuation policies set forth by JP Morgan’s asset management committee. Underlying investments for which market quotations are readily available are valued at their market value. Underlying investments for which market quotations are not readily available are fair valued by approved affiliated and/or unaffiliated pricing vendors, third-party broker-dealers or methodologies as approved by the asset management committee. Fixed income instruments are valued based on prices received from approved affiliated and unaffiliated pricing vendors or third-party broker-dealers (collectively referred to as “Pricing Services”). The Pricing Services use multiple valuation techniques to determine the valuation of fixed income instruments. In instances where sufficient market activity exists, the Pricing Services may utilize a market-based approach through which trades or quotes from market makers are used to determine the valuation of these instruments. In instances where sufficient market activity may not exist, the Pricing Services also utilize proprietary valuation models which may consider market transactions in comparable securities and the various relationships between securities in determining fair value and/or market characteristics in order to estimate the relevant cash flows, which are then discounted to calculate the fair values. Equities and other exchange-traded instruments are valued at the last sales price or official market closing price on the primary exchange on which the instrument is traded before the net asset values (“NAV”) of the Funds are calculated on a valuation date. Futures contracts are generally valued on the basis of available market quotations. Forward foreign currency exchange contracts are valued utilizing market quotations from approved Pricing Services. The Fund invests in the Commingled Pension Trust Fund (“Strategic Property Fund”) of JPMorgan (the “SPF”), which holds significant amounts of investments which have been fair valued at December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019, there were no transfers in or out of Levels 1, 2 or 3. In addition, there were no changes in valuation methodologies during the years ended December 31, 2020 and 2019.

Prior to the Migration, the Plan had a direct investment in the SPF, which was a Level 3 investment.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(21.) EMPLOYEE BENEFIT PLANS (Continued)

The following is a table of the pricing methodology and unobservable inputs for Level 3 investments held during the year ended December 31, 2019 used by JPMorgan in pricing commingled pension trust funds (“CPTF”):

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

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2020
Cash equivalents:
Cash (including foreign currencies)	$6	$-	$-	$6
Short term investment funds	-	1,253	-	1,253
Total cash equivalents	6	1,253	-	1,259
Equity securities:
Commingled pension trust funds	-	31,848	-	31,848
Total equity securities	-	31,848	-	31,848
Fixed income securities:
Commingled pension trust funds	-	63,171	-	63,171
Corporate bonds	-	5	-	5
Total fixed income securities	-	63,176	-	63,176
Other investments:
Commingled pension trust funds - Realty	-	5,893	-	5,893
Total Plan investments	$6	$102,170	$-	$102,176

At December 31, 2020, the portfolio was substantially managed by one investment firm, with control of approximately 99% of the Plan’s assets with the remaining 1% under the direct control of the Plan. A portfolio concentration of 99% in the JPMCB LDI Diversified Balanced Fund, a CPTF, existed at December 31, 2020.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(21.) EMPLOYEE BENEFIT PLANS (Continued)

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2019
Cash equivalents:
Cash (including foreign currencies)	$16	$-	$-	$16
Short term investment funds	-	1,829	-	1,829
Total cash equivalents	16	1,829	-	1,845
Equity securities:
Commingled pension trust funds	-	30,685	-	30,685
Total equity securities	-	30,685	-	30,685
Fixed income securities:
Commingled pension trust funds	-	49,566	-	49,566
Corporate bonds	-	5	-	5
Total fixed income securities	-	49,571	-	49,571
Other investments:
Commingled pension trust funds - Realty	-	5,726	-	5,726
Total Plan investments	$16	$87,811	$-	$87,827

At December 31, 2019, the portfolio was substantially managed by one investment firm, with control of approximately 98% of the Plan’s assets with the remaining 2% under the direct control of the Plan. A portfolio concentration of 98% in the JPMCB LDI Diversified Balanced Fund, a CPTF, existed at December 31, 2019.

The following table sets forth a summary of the changes in the Plan’s Level 3 assets for the years ended December 31, 2020 and 2019:

Level 3 assets, January 1, 2019	$2,897
Realized gain	881
Sales	(2,873)
Unrealized gain	(905)
Level 3 assets, December 31, 2019	-
No activity during the period	-
Level 3 assets, December 31, 2020	$-

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(21.) EMPLOYEE BENEFIT PLANS (Continued)

Postretirement Benefit Plan

An entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active employees who had already met the then-applicable age and service requirements under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. Retirees ages 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $108 thousand and $110 thousand as of December 31, 2020 and 2019, respectively. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of income was not significant for the years ended December 31, 2020, 2019 and 2018. The plan is not funded.

The components of accumulated other comprehensive loss related to the defined benefit plan and postretirement benefit plan as of December 31 are summarized below (in thousands):

	2020	2019
Defined benefit plan:
Net actuarial loss	$(16,412)	$(19,894)
Prior service credit (cost)	-	-
	(16,412)	(19,894)
Postretirement benefit plan:
Net actuarial loss	(127)	(133)
Prior service credit	3	37
	(124)	(96)
Total	(16,536)	(19,990)
Deferred tax benefit	4,237	5,122
Amounts included in accumulated other comprehensive loss	$(12,299)	$(14,868)

Changes in plan assets and benefit obligations recognized in other comprehensive income on a pre-tax basis during the years ended December 31 are as follows (in thousands):

	2020	2019
Defined benefit plan:
Net actuarial gain (loss)	$2,212	$(867)
Amortization of net loss	1,270	1,445
Amortization of prior service credit	-	-
	3,482	578
Postretirement benefit plan:
Net actuarial (loss) gain	(12)	(12)
Amortization of net loss	18	18
Amortization of prior service credit	(34)	(65)
	(28)	(59)
Total recognized in other comprehensive income	$3,454	$519

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(22.) FAIR VALUE MEASUREMENTS

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(22.) FAIR VALUE MEASUREMENTS (Continued)

Collateral dependent loans: Fair value of collateral dependent loans with specific allocations of the allowance for credit losses - loans is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and collateral value is determined based on appraisals performed by qualified licensed appraisers hired by the Company. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

December 31, 2020, 2019 and 2018

(22.) FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2020
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$6,635	$-	$6,635
Mortgage-backed securities	-	621,424	-	621,424
Other liabilities:
Hedging derivative instruments	-	(311)	-	(311)
Fair value adjusted through comprehensive income	$-	$627,748	$-	$627,748
Other assets:
Derivative instruments – cash flow hedges	$-	$-	$-	$-
Derivative instruments – interest rate products	-	19,626	-	19,626
Derivative instruments – credit contracts	-	23	-	23
Derivative instruments – mortgage banking	-	471	-	471
Other liabilities:
Derivative instruments – interest rate products	-	(19,837)	-	(19,837)
Derivative instruments – credit contracts	-	(86)	-	(86)
Derivative instruments – mortgage banking	-	(1)	-	(1)
Fair value adjusted through net income	$-	$196	$-	$196

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$4,305	$-	$4,305
Collateral dependent loans	-	-	29,434	29,434
Other assets:
Loan servicing rights	-	-	1,320	1,320
Other real estate owned	-	-	2,966	2,966
Total	$-	$4,305	$33,720	$38,025

There were no transfers between Levels 1 and 2 during the years ended December 31, 2020 and 2019. There were no liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2020 and 2019.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(22.) FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2019
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$26,877	$-	$26,877
Mortgage-backed securities	-	391,040	-	391,040
Other assets:
Hedging derivative instruments	-	-	-	-
Fair value adjusted through comprehensive income	$-	$417,917	$-	$417,917
Other assets:
Derivative instruments – interest rate products	$-	$6,599	$-	$6,599
Derivative instruments – credit contracts	-	13	-	13
Derivative instruments – mortgage banking	-	119	-	119
Other liabilities:
Derivative instruments – interest rate products	-	(6,720)	-	(6,720)
Derivative instruments – credit contracts	-	(18)	-	(18)
Derivative instruments – mortgage banking	-	(7)	-	(7)
Fair value adjusted through net income	$-	$(14)	$-	$(14)

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$4,224	$-	$4,224
Collateral dependent impaired loans	-	-	3,630	3,630
Other assets:
Loan servicing rights	-	-	1,129	1,129
Other real estate owned	-	-	468	468
Total	$-	$4,224	$5,227	$9,451

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

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value / Range
Collateral dependent loans	$29,434	Appraisal of collateral (1)	Appraisal adjustments (2)	33.2% (3) / 0 - 35%
Loan servicing rights	$1,320	Discounted cash flow	Discount rate	10.3% (3)
			Constant prepayment rate	16.7% (3)
Other real estate owned	$2,966	Appraisal of collateral (1)	Appraisal adjustments (2)	27.7% (3) / 20 - 46%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(22.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the years ended December 31, 2020 and 2019.

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

Long-term borrowings: Long-term borrowings consist of $75 million of subordinated notes. The subordinated notes are publicly traded and are valued based on market prices, which are characterized as Level 2 liabilities in the fair value hierarchy.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(22.) FAIR VALUE MEASUREMENTS (Continued)

The following presents the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of December 31(in thousands):

	Level in	2020		2019
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$93,878	$93,878	$112,947	$112,947
Securities available for sale	Level 2	628,059	628,059	417,917	417,917
Securities held to maturity	Level 2	271,973	282,035	359,000	363,259
Loans held for sale	Level 2	4,305	4,305	4,224	4,224
Loans	Level 2	3,513,284	3,549,770	3,186,875	3,201,814
Loans (1)	Level 3	29,434	29,434	3,630	3,630
Accrued interest receivable	Level 1	15,635	15,635	11,308	11,308
FHLB and FRB stock	Level 2	8,619	8,619	20,637	20,637
Derivative instruments – cash flow hedge	Level 2	-	-	-	-
Derivative instruments – interest rate products	Level 2	19,626	19,626	6,599	6,599
Derivative instruments – credit contracts	Level 2	23	23	13	13
Derivative instruments – mortgage banking	Level 2	471	471	119	119
Financial liabilities:
Non-maturity deposits	Level 1	3,392,774	3,392,774	2,375,486	2,375,486
Time deposits	Level 2	885,593	887,113	1,180,189	1,179,991
Short-term borrowings	Level 1	5,300	5,300	275,500	275,500
Long-term borrowings	Level 2	73,623	83,953	39,273	41,083
Accrued interest payable	Level 1	4,381	4,381	10,942	10,942
Derivative instruments – cash flow hedges	Level 2	311	311	-	-
Derivative instruments – interest rate products	Level 2	19,837	19,837	6,720	6,720
Derivative instruments – credit contracts	Level 2	86	86	18	18
Derivative instruments – mortgage banking	Level 2	1	1	7	7

(1)	Comprised of collateral dependent loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(23.) PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements pertaining only to the Parent are presented below (in thousands).

Condensed Statements of Financial Condition	December 31,
	2020	2019
Assets:
Cash and due from subsidiary	$31,848	$7,172
Investment in and receivables due from subsidiary	511,572	471,959
Other assets	4,136	3,992
Total assets	$547,556	$483,123
Liabilities and shareholders’ equity:
Long-term borrowings, net of issuance costs of $1,377 and $727, respectively	$73,623	$39,273
Other liabilities	5,570	4,903
Shareholders’ equity	468,363	438,947
Total liabilities and shareholders’ equity	$547,556	$483,123

Condensed Statements of Income	Years ended December 31,
	2020	2019	2018
Dividends from subsidiary and associated companies	$23,000	$20,000	$20,000
Management and service fees from subsidiaries	146	146	137
Other income	121	97	137
Total income	23,267	20,243	20,274
Interest expense	2,888	2,471	2,471
Operating expenses	3,171	3,073	4,156
Total expense	6,059	5,544	6,627
Income before income tax benefit and equity in undistributed earnings of subsidiary	17,208	14,699	13,647
Income tax benefit	1,399	596	1,745
Income before equity in undistributed earnings of subsidiary	18,607	15,295	15,392
Equity in undistributed earnings of subsidiary	19,725	33,567	24,134
Net income	$38,332	$48,862	$39,526

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(23.) PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$38,332	$48,862	$39,526
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(19,725)	(33,567)	(24,134)
Depreciation and amortization	209	153	152
Share-based compensation	1,333	1,406	1,301
(Increase) decrease in other assets	(48)	2,243	(175)
Increase (Decrease) in other liabilities	497	(1,407)	1,548
Net cash provided by operating activities	20,598	17,690	18,218
Cash flows from investing activities:
Capital investment in subsidiaries	(11,966)	(350)	(803)
Purchase of premises and equipment	(11)	8	(19)
Net cash paid for acquisition	-	-	(4,503)
Net cash used in investing activities	(11,977)	(342)	(5,325)
Cash flows from financing activities:
Issuance of long-term debt, net of issuance costs	34,221	-	-
Purchase of preferred and common shares	(209)	(293)	(114)
Proceeds from stock options exercised	-	-	320
Dividends paid	(17,957)	(17,260)	(16,409)
Net cash provided by (used in) financing activities	16,055	(17,553)	(16,203)
Net increase (decrease) in cash and cash equivalents	24,676	(205)	(3,310)
Cash and cash equivalents as of beginning of year	7,172	7,377	10,687
Cash and cash equivalents as of end of the year	$31,848	$7,172	$7,377

(24.) SEGMENT REPORTING

Effective with year-end December 31, 2020, the Company reduced its reportable segments to one, as it determined that the previously disclosed “Non-Banking” reportable segment no longer met the quantitative or qualitative thresholds for separate disclosure. Previously reported results have been reclassified to conform to the current reporting structure.

The Company has one reportable segment, Banking, which includes all of the Company’s retail and commercial banking operations. This reportable segment has been identified and organized based on the nature of the underlying products and services applicable to the segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available.

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This “All Other” grouping includes the activities of SDN, a full service insurance agency that provides a broad range of insurance services to both personal and business clients, Courier Capital and HNP Capital, our investment advisor and wealth management firms that provide customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans, and Holding Company amounts, which are the primary differences between segment amounts and consolidated totals, along with amounts to eliminate balances and transactions between segments.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

(24.) SEGMENT REPORTING (Continued)

The following table presents information regarding the Company’s business segments as of the dates indicated (in thousands).

	Banking	All Other	Consolidated Totals
December 31, 2020
Goodwill	$48,536	$17,526	$66,062
Other intangible assets, net	28	7,699	7,727
Total assets	4,875,673	36,633	4,912,306

December 31, 2019
Goodwill	$48,536	$17,526	$66,062
Other intangible assets, net	98	8,763	8,861
Total assets	4,346,615	37,563	4,384,178

The following table presents information regarding the Company’s business segments for the periods indicated (in thousands).

	Banking	All Other(1)	Consolidated Totals
Year ended December 31, 2020
Net interest income (expense)	$141,873	$(2,888)	$138,985
Provision for credit losses - loans	(27,184)	-	(27,184)
Noninterest income	31,232	11,944	43,176
Noninterest expense	(94,988)	(14,266)	(109,254)
Income (loss) before income taxes	50,933	(5,210)	45,723
Income tax (expense) benefit	(8,630)	1,239	(7,391)
Net income (loss)	$42,303	$(3,971)	$38,332

Year ended December 31, 2019
Net interest income (expense)	$132,383	$(2,471)	$129,912
Provision for loan losses	(8,044)	-	(8,044)
Noninterest income	29,390	10,991	40,381
Noninterest expense (2)	(88,801)	(14,027)	(102,828)
Income (loss) before income taxes	64,928	(5,507)	59,421
Income tax (expense) benefit	(11,190)	631	(10,559)
Net income (loss)	$53,738	$(4,876)	$48,862

Year ended December 31, 2018
Net interest income (expense)	$125,334	$(2,470)	$122,864
Provision for loan losses	(8,934)	-	(8,934)
Noninterest income	26,295	10,183	36,478
Noninterest expense (2)	(84,927)	(15,949)	(100,876)
Income (loss) before income taxes	57,768	(8,236)	49,532
Income tax (expense) benefit	(11,622)	1,616	(10,006)
Net income (loss)	$46,146	$(6,620)	$39,526

(1)	Reflects activity from the acquisition of HNP Capital since June 1, 2018 (the date of acquisition).
(2)	All Other includes SDN reporting unit goodwill impairment of $2.4 million for the year ended December 31, 2018.

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

Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2020, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

RSM US LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2020 which are included in this Annual Report on Form 10-K, and has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The Report of the Independent Registered Public Accounting Firm that attests the effectiveness of internal control over financial reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Proposal 1 - Election of Directors,” “Business Experience and Qualification of Directors” and “Our Executive Officers” is incorporated herein by reference.

Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Committees of the Board” in the 2021 Proxy Statement and is incorporated herein by reference.

Information concerning the Company’s Code of Business Conduct and Ethics is set forth under the caption “Corporate Responsibility and Sustainability - Ethics” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2021 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Management Development and Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Management Development and Compensation Committee Report” is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in the 2021 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2020, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
		Weighted average	remaining for future
	Number of securities to	exercise price	issuance under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan Category	(a)	(b) (1)	(c)
Equity compensation plans approved by shareholders	162,114	$-	155,623
Equity compensation plans not approved by shareholders	-	$-	-

(1)

Comprised of restricted stock units granted under our 2015 Plan. See Note 18, Share-Based Compensation, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details. All restricted stock units are excluded from the weighted average exercise price column.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, the information set forth in the 2021 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Director Independence and Qualifications” is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in the 2021 Proxy Statement under the heading “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K.

(b)	EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
3.2	Amended and Restated Bylaws of Financial Institutions, Inc.	Incorporated by reference to Exhibit 3.1 of the Form 8-K, dated June 25, 2019
4.1	Subordinated Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated April 15, 2015
4.2	First Supplemental Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.3	Form of Global Note to represent the 6.00% Fixed-to-Floating Rate Subordinated Notes due April 15, 2030	Incorporated by reference to Exhibit A of Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.4	Subordinated Indenture, dated as of October 7, 2020, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated October 7, 2020.
4.5	Form of 4.375% Fixed-to-Floating Rate Subordinated Note due October 15, 2030	Included in Exhibit 4.4.
4.6	Description of the Company’s Securities	Incorporated by reference to Exhibit 4.4 of the Form 10-K for the year ended December 31, 2019, dated March 4, 2020.
10.1	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012
10.2	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2014, dated August 5, 2014
10.3	Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.4	Form of Director Annual Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.5	Form of Director “In Lieu of Cash Fees” Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.6	Form of Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.4 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.7	Form of Performance Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.5 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.8	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015

10.9	Form of Performance Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.10	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 30, 2016
10.11	Amended and Restated Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 4, 2017
10.12	Amended and Restated Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and Kevin B. Klotzbach	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated May 4, 2017
10.13	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Kevin B. Klotzbach dated June 26, 2018	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2018, dated August 8, 2018
10.14	Severance and Settlement Agreement and Release between Financial Institutions, Inc. and William L. Kreienberg dated June 30, 2020	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2020, dated August 5, 2020.
10.15	Form of Executive Agreement	Filed Herewith
21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP	Filed Herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

All material agreements consist of management contracts, compensatory plans or arrangements.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

March 15, 2021	By:	/s/ Martin K. Birmingham
Martin K. Birmingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Martin K. Birmingham	Director, President and Chief Executive Officer	March 15, 2021
Martin K. Birmingham	(Principal Executive Officer)

/s/ W. Jack Plants, II	Senior Vice President, Chief Financial Officer and Treasurer	March 15, 2021
W. Jack Plants, II	(Principal Financial Officer)

/s/ Sonia M. Dumbleton	Senior Vice President and Controller	March 15, 2021
Sonia M. Dumbleton	(Principal Accounting Officer)

/s/ Karl V. Anderson, Jr.	Director	March 15, 2021
Karl V. Anderson, Jr.

/s/ Donald K. Boswell	Director	March 15, 2021
Donald K. Boswell

/s/ Dawn H. Burlew	Director	March 15, 2021
Dawn H. Burlew

/s/ Andrew W. Dorn, Jr.	Director	March 15, 2021
Andrew W. Dorn, Jr.

/s/ Robert M. Glaser	Director	March 15, 2021
Robert M. Glaser

/s/ Samuel M. Gullo	Director	March 15, 2021
Samuel M. Gullo

/s/ Susan R. Holliday	Director, Vice-Chair	March 15, 2021
Susan R. Holliday

/s/ Robert N. Latella	Director, Chair	March 15, 2021
Robert N. Latella

/s/ Kim E. VanGelder	Director	March 15, 2021
Kim E. VanGelder