Form 10-Q
period 2021-03-31
FINANCIAL INSTITUTIONS INC
filed 2021-05-10
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2021

or

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

The registrant had 15,828,899 shares of Common Stock, $0.01 par value, outstanding as of May 1, 2021.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$344,790	$93,878
Securities available for sale, at fair value	753,489	628,059
Securities held to maturity, at amortized cost (net of allowance for credit losses of $7 and $7, respectively) (fair value of $264,329 and $282,035, respectively)	256,127	271,966
Loans held for sale	5,685	4,305
Loans (net of allowance for credit losses of $49,828 and $52,420, respectively)	3,604,558	3,542,718
Company owned life insurance	101,564	100,895
Premises and equipment, net	39,820	40,610
Goodwill and other intangible assets, net	74,528	73,789
Other assets	148,495	156,086
Total assets	$5,329,056	$4,912,306
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,099,608	$1,018,549
Interest-bearing demand	873,390	731,885
Savings and money market	1,826,621	1,642,340
Time deposits	916,395	885,593
Total deposits	4,716,014	4,278,367
Short-term borrowings	—	5,300
Long-term borrowings, net of issuance costs of $1,321 and $1,377, respectively	73,679	73,623
Other liabilities	73,079	86,653
Total liabilities	4,862,772	4,443,943
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,786 and 171,847 shares issued, respectively	17,179	17,185
Total preferred equity	17,322	17,328
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	124,891	125,118
Retained earnings	340,923	324,850
Accumulated other comprehensive (loss) income	(10,572)	2,128
Treasury stock, at cost – 270,657 and 57,630 shares, respectively	(6,441)	(1,222)
Total shareholders’ equity	466,284	468,363
Total liabilities and shareholders’ equity	$5,329,056	$4,912,306

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	2021	2020
Interest income:
Interest and fees on loans	$37,059	$36,860
Interest and dividends on investment securities	4,187	4,582
Other interest income	27	211
Total interest income	41,273	41,653
Interest expense:
Deposits	2,235	7,019
Short-term borrowings	119	892
Long-term borrowings	1,062	618
Total interest expense	3,416	8,529
Net interest income	37,857	33,124
Provision (benefit) for credit losses	(1,981)	13,915
Net interest income after provision for credit losses	39,838	19,209
Noninterest income:
Service charges on deposits	1,292	1,587
Insurance income	1,396	1,349
Card interchange income	1,958	1,602
Investment advisory	2,772	2,246
Company owned life insurance	657	465
Investments in limited partnerships	855	213
Loan servicing	97	7
Income from derivative instruments, net	1,875	746
Net gain on sale of loans held for sale	1,078	252
Net gain on investment securities	74	221
Net (loss) gain on other assets	(5)	64
Loss on tax credit investments	(85)	(40)
Other	995	1,198
Total noninterest income	12,959	9,910
Noninterest expense:
Salaries and employee benefits	14,465	15,014
Occupancy and equipment	3,382	3,756
Professional services	1,895	2,152
Computer and data processing	3,121	2,673
Supplies and postage	484	553
FDIC assessments	765	372
Advertising and promotions	324	555
Amortization of intangibles	271	294
Other	2,033	2,301
Total noninterest expense	26,740	27,670
Income before income taxes	26,057	1,449
Income tax expense	5,347	322
Net income	$20,710	$1,127
Preferred stock dividends	365	365
Net income available to common shareholders	$20,345	$762
Earnings per common share (Note 3):
Basic	$1.28	$0.05
Diluted	$1.27	$0.05
Cash dividends declared per common share	$0.27	$0.26

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2021	2020
Net income	$20,710	$1,127
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	(14,402)	12,106
Hedging derivative instruments	1,564	91
Pension and post-retirement obligations	138	234
Total other comprehensive (loss) income, net of tax	(12,700)	12,431
Comprehensive income	$8,010	$13,558

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2021 and 2020

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2020	$17,328	$161	$125,118	$324,850	$2,128	$(1,222)	$468,363
Comprehensive income:
Net income	—	—	—	20,710	—	—	20,710
Other comprehensive loss, net of tax	—	—	—	—	(12,700)	—	(12,700)
Common stock issued	—	—	3	—	—	298	301
Purchases of common stock for treasury	—	—	—	—	—	(5,963)	(5,963)
Purchases of 8.48% preferred stock	(6)	—	—	—	—	—	(6)
Share-based compensation plans:
Share-based compensation	—	—	216	—	—	—	216
Restricted stock units released	—	—	(446)	—	—	446	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.27 per share	—	—	—	(4,272)	—	—	(4,272)
Balance at March 31, 2021	$17,322	$161	$124,891	$340,923	$(10,572)	$(6,441)	$466,284

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three months ended March 31, 2021 and 2020

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2019	$17,328	$161	$124,582	$313,364	$(14,513)	$(1,975)	$438,947
Cumulative-effect adjustment	—	—	—	(8,719)	—	—	(8,719)
Balance at January 1, 2020	$17,328	$161	$124,582	$304,645	$(14,513)	$(1,975)	$430,228
Comprehensive income:
Net income	—	—	—	1,127	—	—	1,127
Other comprehensive income, net of tax	—	—	—	—	12,431	—	12,431
Purchases of common stock for treasury	—	—	—	—	—	(196)	(196)
Share-based compensation plans:
Share-based compensation	—	—	332	—	—	—	332
Restricted stock units released	—	—	(469)	—	—	469	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.26 per share	—	—	—	(4,164)	—	—	(4,164)
Balance at March 31, 2020	$17,328	$161	$124,445	$301,243	$(2,082)	$(1,702)	$439,393

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$20,710	$1,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,950	1,973
Net amortization of premiums on securities	1,206	562
(Benefit) provision for credit losses	(1,981)	13,915
Share-based compensation	216	332
Deferred income tax expense (benefit)	1,658	(276)
Proceeds from sale of loans held for sale	21,314	9,934
Originations of loans held for sale	(21,616)	(9,280)
Income on company owned life insurance	(657)	(465)
Net gain on sale of loans held for sale	(1,078)	(252)
Net gain on investment securities	(74)	(221)
Net loss (gain) on other assets	5	(64)
Noncash restructuring charges against assets	6	—
Decrease (increase) in other assets	12,818	(31,708)
(Decrease) increase in other liabilities	(14,172)	18,745
Net cash provided by operating activities	20,305	4,322
Cash flows from investing activities:
Purchases of available for sale securities	(204,695)	(44,812)
Purchases of held to maturity securities	(1,265)	(1,364)
Proceeds from principal payments, maturities and calls on available for sale securities	32,416	30,947
Proceeds from principal payments, maturities and calls on held to maturity securities	16,783	13,827
Proceeds from sales of securities available for sale	26,675	3,157
Net loan originations	(60,135)	(27,029)
Purchases of company owned life insurance, net of proceeds received	(12)	(7)
Proceeds from sales of other assets	—	427
Purchases of premises and equipment	(290)	(1,196)
Cash consideration paid for acquisition, net of cash acquired	(713)	—
Net cash used in investing activities	(191,236)	(26,050)
Cash flows from financing activities:
Net increase in deposits	437,647	231,510
Net decrease in short-term borrowings	(5,300)	(166,000)
Repurchase of preferred stock	(6)	—
Purchases of common stock for treasury	(5,963)	(196)
Cash dividends paid to common and preferred shareholders	(4,535)	(4,365)
Net cash provided by financing activities	421,843	60,949
Net increase in cash and cash equivalents	250,912	39,221
Cash and cash equivalents, beginning of period	93,878	112,947
Cash and cash equivalents, end of period	$344,790	$152,168

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

Operational, Accounting and Reporting Impacts Related to the COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted the global economy, including our operating footprint of Western and Central New York. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications - The CARES Act provided that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.

•

Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. On December 27, 2020, the Consolidated Appropriations Act, 2021 provided approximately $284 billion for PPP loans in an additional round of funding under the program and extended the PPP through March 31, 2021. This additional round of PPP loan funding is authorized for first-time borrowers and for second draws by certain borrowers who have previously received PPP loans.  On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extends the program to May 31, 2021.

•

Mortgage Forbearance - Under the CARES Act, through the earlier of December 31, 2020, or the termination date of the COVID-19 national emergency, a borrower with a federally backed mortgage loan that is experiencing financial hardship due to COVID-19 may request a forbearance. This relief has been extended by executive order through at least June 30, 2021.

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

Effective March 23, 2020 through July 9, 2020, for consumer customers, the Bank waived early CD penalty fees for withdrawals up to $20,000 (limited to one penalty-free withdrawal per CD account); eliminated all insufficient funds (overdrafts) and returned item fees; eliminated all Pay by Phone fees; waived all late fees; offered the opportunity for monthly mortgage, home equity loan or home equity line payment relief; offered the opportunity to defer unsecured consumer loans or lines of credit and secured consumer loans and lines of credit payments; and offered unsecured personal loans up to $5,000, up to 60 months at 2.95% APR subject to credit approval. ATM access fees were reinitiated on September 19, 2020.

As part of the first round of PPP loans we have helped more than 1,700 customers obtain more than $270 million in loans as of December 31, 2020. Of those loans, we have helped customers complete the forgiveness process for approximately $87 million of loans in the first three months of 2021. Also, during the first three months of 2021, we have helped customers obtain approximately $96 million of new PPP loans under the second round of the PPP. Additionally, approximately 4% of our commercial loan and mortgage customers, 1% of our residential real estate loans and lines customers and less than 1% of our indirect loans customers have active payment deferrals, in accordance with the previously noted loan modifications under the CARES Act or agencies guidelines.

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

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the three months ended March 31 (in thousands):

	2021	2020
Supplemental information:
Cash paid for interest	$3,173	$8,418
Cash paid for income taxes	1,500	1,000
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	—	646
Accrued and declared unpaid dividends	4,637	4,259
Common stock issued for acquisition	301	—
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	449	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), who is responsible for regulating the London Interbank Offered Rate (“LIBOR”), announced its intention that it would no longer be necessary to persuade or compel its panel banks to submit LIBOR rates after December 31, 2021. On March 5, 2021, the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, released the results of its consultation on the cessation timeline for certain LIBOR tenors. In coordination with the IBA, the FCA also confirmed when certain LIBOR tenors will cease to exist. The results of the consultation indicated that certain LIBOR tenors (overnight, one-month, three-month, six-month, and twelve-month USD LIBOR) will be extended to June 30, 2023 to allow some legacy contracts that cannot be easily amended to mature on their current terms. Notwithstanding the extension of certain LIBOR tenors to 2023, banks may no longer offer new LIBOR-based contracts after December 31, 2021. Given that LIBOR is a widely used pricing index for loan and derivative contracts, a Company-wide initiative was introduced to assess all LIBOR exposures through the Company’s loan, deposit, borrowing and derivative categories, while developing a plan for the ultimate cessation of the index. In developing the transition plan, the Company has followed best practice recommendations from the Federal Reserve’s Alternative Reference Rate Committee, our third-party derivative advisor and the Internal Swaps and Derivatives Association. To date, the Company has identified the portion of loan notes that reference LIBOR, which are primarily representative of commercial relationships. Additionally, the Company has one designated derivative instrument that is utilized to hedge the LIBOR characteristic of a future dated borrowing (i.e. Federal Home Loan Bank Advance). In 2015, the Company issued $40 million in fixed to floating rate subordinated notes that currently bear a fixed rate of interest at 6.00% until April 2025, when the rate converts to a floating rate equal to three-month LIBOR plus 3.944%; the indenture under which the notes were issued includes language allowing an alternate index to be applied in the event that LIBOR becomes unavailable at the floating rate determination date. At this time, no other borrowing or deposit relationships have been identified that utilize LIBOR as an index.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates, such as SOFR. ASU 2020-04 became effective during the first quarter of 2020 and applies to contract modifications and amendments made as of the beginning of the reporting period including the ASU’s issuance date, March 12, 2020, through December 31, 2022. The adoption of this guidance in 2020 resulted in the application of certain practical expedients, which did not have a material effect on the Company's consolidated financial statements

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The ASU clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and applies through December 31, 2022. The Company is in the process of determining which optional expedients to elect, if any, as well as the timing and application of those elections. At this time, the Company does not expect any elections to have a significant impact on its financial statements.

(2.)	BUSINESS COMBINATIONS

2021 Activity – Landmark Group Acquisition

On February 1, 2021, SDN completed the acquisition of the assets of Landmark Group (“Landmark”), an independent insurance brokerage firm. Consideration for the acquisition included common shares of Company stock and cash. As a result of the acquisition, SDN recorded goodwill of $611 thousand and other intangible assets of $399 thousand. The goodwill and other intangible assets are expected to be deductible for income tax purposes. The allocation of acquisition cost to the assets acquired and liabilities assumed and pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

2020 Activity – No Activity

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

In October 2020, the Company announced the planned closure of one additional branch that closed in January 2021. This location was not included in the branch consolidations announced in July, as alternative options were being considered and consolidation was not possible given its significant distance from other Bank branches.

The Company incurred total pre-tax expense related to the branch closures of approximately $1.7 million, including approximately $0.2 million in employee severance, $0.5 million in lease termination costs and $1.0 million in valuation adjustments on branch facilities. The Company recognized all of these expenses during 2020. The Company expects $0.9 million of total costs will result in future cash expenditures. The Company anticipates annual expense savings of approximately $2.7 million as a result of these branch closures.

The Company incurred no restructuring charges during the three months ended March 31, 2021 and 2020.

The following table represents the changes in the restructuring reserve (in thousands):

	Three months ended March 31,
	2021	2020
Balance at beginning of period	$1,245	$—
Restructuring charges	—	—
Cash payments	(77)	—
Charges against assets	(6)	—
Balance at end of period	$1,162	$—

In contemplation of the transactions noted above, certain long-lived assets have met the held for sale criteria as of March 31, 2021. The Company reclassified $867 thousand from premises and equipment, net to other assets on the consolidated statement of financial condition as of March 31, 2021. No long-lived assets were reclassified as held for sale as of December 31, 2020.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended March 31,
	2021	2020
Net income available to common shareholders	$20,345	$762
Weighted average common shares outstanding:
Total shares issued	16,100	16,100
Unvested restricted stock awards	(6)	(4)
Treasury shares	(205)	(90)
Total basic weighted average common shares outstanding	15,889	16,006
Incremental shares from assumed:
Exercise of stock options	—	—
Vesting of restricted stock awards	83	63
Total diluted weighted average common shares outstanding	15,972	16,069
Basic earnings per common share	$1.28	$0.05
Diluted earnings per common share	$1.27	$0.05

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive (in thousands):

Stock options	—	—
Restricted stock awards	11	2
Total	11	2

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2021
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$16,244	$348	$59	$16,533
Mortgage-backed securities:
Federal National Mortgage Association	435,287	8,798	4,432	439,653
Federal Home Loan Mortgage Corporation	250,091	1,239	5,760	245,570
Government National Mortgage Association	21,605	495	126	21,974
Collateralized mortgage obligations:
Federal National Mortgage Association	22,361	89	43	22,407
Federal Home Loan Mortgage Corporation	6,943	—	22	6,921
Privately issued	—	431	—	431
Total mortgage-backed securities	736,287	11,052	10,383	736,956
Total available for sale securities	$752,531	$11,400	$10,442	$753,489
Securities held to maturity:
State and political subdivisions	$139,264	$3,767	$—	$143,031
Mortgage-backed securities:
Federal National Mortgage Association	10,147	522	—	10,669
Federal Home Loan Mortgage Corporation	5,521	193	—	5,714
Government National Mortgage Association	34,568	1,313	—	35,881
Collateralized mortgage obligations:
Federal National Mortgage Association	27,230	920	—	28,150
Federal Home Loan Mortgage Corporation	32,206	1,242	—	33,448
Government National Mortgage Association	7,198	238	—	7,436
Total mortgage-backed securities	116,870	4,428	—	121,298
Total held to maturity securities	256,134	$8,195	$—	$264,329
Allowance for credit losses - securities	(7)
Total held to maturity securities, net	$256,127
December 31, 2020
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$6,239	$396	$—	$6,635
Mortgage-backed securities:
Federal National Mortgage Association	350,627	15,549	44	366,132
Federal Home Loan Mortgage Corporation	225,645	3,155	24	228,776
Government National Mortgage Association	22,107	830	—	22,937
Collateralized mortgage obligations:
Federal National Mortgage Association	3,047	97	—	3,144
Federal Home Loan Mortgage Corporation	—	—	—	-
Privately issued	—	435	—	435
Total mortgage-backed securities	601,426	20,066	68	621,424
Total available for sale securities	$607,665	$20,462	$68	$628,059

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020 (continued)
Securities held to maturity:
State and political subdivisions	$144,506	$4,478	$—	$148,984
Mortgage-backed securities:
Federal National Mortgage Association	10,776	703	—	11,479
Federal Home Loan Mortgage Corporation	5,858	382	—	6,240
Government National Mortgage Association	37,084	1,578	—	38,662
Collateralized mortgage obligations:
Federal National Mortgage Association	29,988	1,075	—	31,063
Federal Home Loan Mortgage Corporation	35,897	1,581	—	37,478
Government National Mortgage Association	7,864	265	—	8,129
Total mortgage-backed securities	127,467	5,584	—	133,051
Total held to maturity securities	271,973	$10,062	$—	$282,035
Allowance for credit losses - securities	(7)
Total held to maturity securities, net	$271,966

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS debt securities, AIR totaled $1.4 million and $1.2 million as of March 31, 2021 and December 31, 2020. For HTM debt securities, AIR totaled $1.3 million and $905 thousand as of March 31, 2021 and December 31, 2020, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For each of the three months ended March 31, 2021 and 2020, credit loss expense (credit) for HTM investment securities was less than $(1) thousand.

Investment securities with a total fair value of $660.1 million and $567.4 million at March 31, 2021 and December 31, 2020, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Proceeds from sales	$26,675	$3,157
Gross realized gains	89	—
Gross realized losses	15	9

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2021 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$4,887	$4,946
Due from one to five years	57,462	60,632
Due after five years through ten years	148,739	153,492
Due after ten years	541,443	534,419
Total available for sale securities	$752,531	$753,489
Debt securities held to maturity:
Due in one year or less	$46,389	$46,684
Due from one to five years	92,903	96,303
Due after five years through ten years	20,252	21,018
Due after ten years	96,590	100,324
Total held to maturity securities	$256,134	$264,329

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2021
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$9,941	$59	$—	$—	$9,941	$59
Mortgage-backed securities:
Federal National Mortgage Association	224,499	4,432	13	—	224,512	4,432
Federal Home Loan Mortgage Corporation	209,482	5,760	—	—	209,482	5,760
Government National Mortgage Association	5,165	126	—	—	5,165	126
Collateralized mortgage obligations:
Federal National Mortgage Association	9,665	43	—	—	9,665	43
Federal Home Loan Mortgage Corporation	6,921	22	—	—	6,921	22
Total mortgage-backed securities	455,732	10,383	13	—	455,745	10,383
Total available for sale securities	465,673	10,442	13	—	465,686	10,442
Total temporarily impaired securities	$465,673	$10,442	$13	$—	$465,686	$10,442
December 31, 2020
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
Federal National Mortgage Association	18,155	44	—	—	18,155	44
Federal Home Loan Mortgage Corporation	10,932	24	—	—	10,932	24
Government National Mortgage Association	—	—	—	—	—	—
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	8	—	8	—
Federal Home Loan Mortgage Corporation	—	—	—	—	—	—
Total mortgage-backed securities	29,087	68	8	—	29,095	68
Total available for sale securities	29,087	68	8	—	29,095	68
Total temporarily impaired securities	$29,087	$68	$8	$—	$29,095	$68

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	INVESTMENT SECURITIES (Continued)

The total number of securities positions in the investment portfolio in an unrealized loss position at March 31, 2021 was 62 compared to eight at December 31, 2020. At March 31, 2021, the Company had a position in one investment security with a fair value of $13 thousand and a total unrealized loss of less than one thousand dollars that has been in a continuous unrealized loss position for more than 12 months. At March 31, 2021, there were a total of 61 securities positions in the Company’s investment portfolio with a fair value of $465.7 million and a total unrealized loss of $10.4 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2020, the Company had a position in one investment security with a fair value of eight thousand dollars and a total unrealized loss of less than one thousand dollars that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2020, there were a total of seven securities positions in the Company’s investment portfolio with a fair value of $29.1 million and a total unrealized loss of $68 thousand that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of March 31, 2021 and December 31, 2020, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of March 31, 2021, $131.4 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $7.6 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, one municipal bond was rated below investment grade, with a BB+ Standard & Poor’s equivalent rating. The below investment grade bond represented exposure of $280 thousand, or 0.20% of the municipal bond portfolio and has been closely monitored for repayment. As of December 31, 2020, $135.7 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $8.5 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, one municipal bond was rated below investment grade, with a BB+ Standard & Poor’s equivalent rating. The below investment grade bond represented exposure of $279 thousand, or 0.19% of the municipal bond portfolio and has been closely monitored for repayment.

As of March 31, 2021 and December 31, 2020, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)	LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
March 31, 2021
Commercial business	$822,499	$(5,563)	$816,936
Commercial mortgage	1,279,317	(2,476)	1,276,841
Residential real estate loans	588,002	13,607	601,609
Residential real estate lines	82,319	3,043	85,362
Consumer indirect	829,362	28,442	857,804
Other consumer	15,695	139	15,834
Total	$3,617,194	$37,192	3,654,386
Allowance for credit losses - loans			(49,828)
Total loans, net			$3,604,558
December 31, 2020
Commercial business	$798,409	$(4,261)	$794,148
Commercial mortgage	1,256,525	(2,624)	1,253,901
Residential real estate loans	586,537	13,263	599,800
Residential real estate lines	86,708	3,097	89,805
Consumer indirect	812,816	27,605	840,421
Other consumer	16,913	150	17,063
Total	$3,557,908	$37,230	3,595,138
Allowance for credit losses - loans			(52,420)
Total loans, net			$3,542,718

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $5.7 million and $4.3 million as of March 31, 2021 and December 31, 2020, respectively.

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act established the PPP, an expansion of the SBA’s 7(a) loan program and the EIDL, administered directly by the SBA. The Company had $262.1 million and $253.1 million of PPP loans (included in Commercial business above) as of March 31, 2021 and December 31, 2020, respectively. In addition, the CARES Act provides that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Accordingly, the Company had $532.4 million of loans with modifications related to COVID-19 during 2020, with $89.1 million and $113.0 million still on deferral as of March 31, 2021 and December 31, 2020, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2021 and December 31, 2020, AIR for loans totaled $13.7 million and $13.6 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)	LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
March 31, 2021
Commercial business	$75	$—	$—	$75	$1,742	$820,682	$822,499	$1,238
Commercial mortgage	24	—	—	24	3,402	1,275,891	1,279,317	2,867
Residential real estate loans	168	20	—	188	2,519	585,295	588,002	2,519
Residential real estate lines	27	25	—	52	256	82,011	82,319	256
Consumer indirect	1,427	253	—	1,680	1,482	826,200	829,362	1,482
Other consumer	98	53	284	435	3	15,257	15,695	3
Total loans, gross	$1,819	$351	$284	$2,454	$9,404	$3,605,336	$3,617,194	$8,365
December 31, 2020
Commercial business	$264	$87	$—	$351	$1,975	$796,083	$798,409	$1,502
Commercial mortgage	822	26	—	848	2,906	1,252,771	1,256,525	2,709
Residential real estate loans	984	60	—	1,044	2,587	582,906	586,537	2,587
Residential real estate lines	40	15	—	55	323	86,330	86,708	323
Consumer indirect	3,966	1,348	—	5,314	1,495	806,007	812,816	1,495
Other consumer	133	18	231	382	—	16,531	16,913	—
Total loans, gross	$6,209	$1,554	$231	$7,994	$9,286	$3,540,628	$3,557,908	$8,616

There were no loans past due greater than 90 days and still accruing interest as of March 31, 2021 and December 31, 2020. There were $284 thousand and $231 thousand in consumer overdrafts which were past due greater than 90 days as of March 31, 2021 and December 31, 2020, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

The Company recognized no interest income on nonaccrual loans during the three months ended March 31, 2021 and 2020.

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

There were no loans modified as a TDR during the three months ended March 31, 2021 and 2020. There were no loans modified as a TDR within the previous 12 months that defaulted during the three months ended March 31, 2021 and 2020. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)	LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured in a troubled debt restructuring and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. Collateral dependent loans at March 31, 2021 and December 31, 2020 included certain criticized COVID-19 bridge loans not otherwise classified as nonaccrual. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of March 31, 2021 and December 31, 2020 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
March 31, 2021
Commercial business	$804	$1,148	$1,952	$1,346
Commercial mortgage	—	60,156	60,156	12,157
Total	$804	$61,304	$62,108	$13,503

December 31, 2020
Commercial business	$2,379	$—	$2,379	$1,383
Commercial mortgage	—	36,625	36,625	8,187
Total	$2,379	$36,625	$39,004	$9,570

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

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2021
Commercial Business
Uncriticized	$34,725	$282,996	$106,625	$65,350	$23,823	$24,702	$268,143	$—	$806,364
Special mention	—	—	1	42	566	1,002	2,795	—	4,406
Substandard	—	247	225	1,119	153	234	4,188	—	6,166
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,725	$283,243	$106,851	$66,511	$24,542	$25,938	$275,126	$—	$816,936
Commercial Mortgage
Uncriticized	$47,489	$332,420	$220,441	$146,250	$159,788	$208,781	$895	$—	$1,116,064
Special mention	500	14,067	39,480	19,511	27,305	40,518	—	—	141,381
Substandard	—	331	5,350	1,881	1,761	9,875	198	—	19,396
Doubtful	—	—	—	—	—	—	—	—	—
Total	$47,989	$346,818	$265,271	$167,642	$188,854	$259,174	$1,093	$—	$1,276,841

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2020
Commercial Business
Uncriticized	$350,992	$112,469	$82,029	$31,990	$8,195	$16,600	$179,770	$—	$782,045
Special mention	—	360	21	709	41	1,025	2,995	—	5,151
Substandard	193	211	1,183	464	202	309	4,390	—	6,952
Doubtful	—	—	—	—	—	—	—	—	—
Total	$351,185	$113,040	$83,233	$33,163	$8,438	$17,934	$187,155	$—	$794,148
Commercial Mortgage
Uncriticized	$310,364	$227,406	$163,839	$161,771	$74,915	$154,399	$731	$—	$1,093,425
Special mention	14,299	42,305	19,505	27,530	12,256	28,744	43	—	144,682
Substandard	189	2,521	1,890	1,648	3	9,344	199	—	15,794
Doubtful	—	—	—	—	—	—	—	—	—
Total	$324,852	$272,232	$185,234	$190,949	$87,174	$192,487	$973	$—	$1,253,901

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)	LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2021
Residential Real Estate Loans
Performing	$32,920	$136,773	$97,640	$80,962	$62,906	$187,889	$—	$—	$599,090
Nonperforming	—	—	198	661	754	906	—	—	2,519
Total	$32,920	$136,773	$97,838	$81,623	$63,660	$188,795	$—	$—	$601,609
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$75,606	$9,500	$85,106
Nonperforming	—	—	—	—	—	—	64	192	256
Total	$—	$—	$—	$—	$—	$—	$75,670	$9,692	$85,362
Consumer Indirect
Performing	$105,985	$278,315	$182,163	$146,363	$94,067	$49,429	$—	$—	$856,322
Nonperforming	—	394	421	387	195	85	—	—	1,482
Total	$105,985	$278,709	$182,584	$146,750	$94,262	$49,514	$—	$—	$857,804
Other Consumer
Performing	$1,311	$5,419	$2,782	$1,439	$688	$962	$3,230	$—	$15,831
Nonperforming	—	—	3	—	—	—	—	—	3
Total	$1,311	$5,419	$2,785	$1,439	$688	$962	$3,230	$—	$15,834

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2020
Residential Real Estate Loans
Performing	$137,926	$103,923	$87,153	$66,446	$67,473	$134,292	$—	$—	$597,213
Nonperforming	—	199	765	665	233	725	—	—	2,587
Total	$137,926	$104,122	$87,918	$67,111	$67,706	$135,017	$—	$—	$599,800
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$79,257	$10,225	$89,482
Nonperforming	—	—	—	—	—	—	65	258	323
Total	$—	$—	$—	$—	$—	$—	$79,322	$10,483	$89,805
Consumer Indirect
Performing	$295,216	$202,187	$166,773	$111,008	$47,793	$15,949	$—	$—	$838,926
Nonperforming	70	652	319	287	132	35	—	—	1,495
Total	$295,286	$202,839	$167,092	$111,295	$47,925	$15,984	$—	$—	$840,421
Other Consumer
Performing	$6,774	$3,177	$1,765	$907	$369	$508	$3,563	$—	$17,063
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$6,774	$3,177	$1,765	$907	$369	$508	$3,563	$—	$17,063

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)LOANS (Continued)

Allowance for Credit Losses - Loans

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

The following table sets forth the changes in the allowance for credit losses - loans for the three-month periods ended as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
March 31, 2021
Allowance for credit losses - loans:
Beginning balance	$13,580	$21,763	$3,924	$674	$12,165	$314	$52,420
Charge-offs	(86)	(203)	(11)	(70)	(2,413)	(81)	(2,864)
Recoveries	238	—	5	—	1,670	64	1,977
Provision (benefit)	(1,062)	1,112	(809)	(122)	(865)	41	(1,705)
Ending balance	$12,670	$22,672	$3,109	$482	$10,557	$338	$49,828

March 31, 2020
Allowance for credit losses - loans:
Beginning balance, prior to adoption of ASC 326	$11,358	$5,681	$1,059	$118	$11,852	$414	$30,482
Impact of adopting ASC 326	(246)	7,310	3,290	607	(1,234)	(133)	9,594
Beginning balance, after adoption of ASC 326	11,112	12,991	4,349	725	10,618	281	40,076
Charge-offs	(8,241)	—	(98)	—	(3,424)	(269)	(12,032)
Recoveries	58	—	10	3	1,668	150	1,889
Provision	7,294	2,163	1,909	171	1,783	103	13,423
Ending balance	$10,223	$15,154	$6,170	$899	$10,645	$265	$43,356

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)	LOANS (Continued)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.)	LEASES

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		March 31,	December 31,
	Balance Sheet Location	2021	2020
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$24,557	$23,697
Accumulated amortization	Other assets	(4,241)	(3,741)
Net book value		$20,316	$19,956

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$21,908	$21,507

The weighted average remaining lease term for operating leases was 21.1 years at March 31, 2021 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.78%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs and other lease information:

	Three months ended March 31,
	2021	2020
Lease costs:
Operating lease costs	$680	$677
Variable lease costs (1)	98	101
Sublease income	(11)	(11)
Net lease costs	$767	$767

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$661	$648
Right of use assets obtained in exchange for new operating lease liabilities	$864	$334

(1)	Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at March 31, 2021 (in thousands):

Twelve months ended March 31,
2022	$2,372
2023	1,979
2024	1,514
2025	1,308
2026	1,233
Thereafter	24,858
Total future minimum operating lease payments	33,264
Amounts representing interest	(11,356)
Present value of net future minimum operating lease payments	$21,908

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $66.7 million and $66.1 million as of both March 31, 2021 and December 31, 2020. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	All Other (1)	Total
Balance, December 31, 2020	$48,536	$17,526	$66,062
Acquisition	—	611	611
Balance, March 31, 2021	$48,536	$18,137	$66,673

(1) All Other includes the SDN, Courier Capital and HNP Capital reporting units

Goodwill and other intangible assets added during the period relates to the acquisition of assets of Landmark Group, which was completed on February 1, 2021. See Note 2 – Business Combinations for additional information.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Other intangibles assets:
Gross carrying amount	$16,324	$15,925
Accumulated amortization	(8,469)	(8,198)
Net book value	$7,855	$7,727

Amortization expense for total other intangible assets was $271 thousand and $294 thousand for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the estimated amortization expense of other intangible assets for the remainder of 2021 and each of the next five years is as follows (in thousands):

2021 (remainder of year)	$779
2022	960
2023	887
2024	816
2025	745
2026	675

(9.)	OTHER ASSETS

A summary of other assets as of the dates indicated are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Operating lease right of use assets	$20,316	$19,956
Tax credit investments	38,632	34,370
Derivative instruments	18,391	20,120
Collateral on derivative instruments	4,270	19,630
Other	66,886	62,010
Total other assets	$148,495	$156,086

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the first three months of 2021 and in 2020, such derivatives were used to hedge the variable cash flows associated with short-term borrowings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months. As of March 31, 2021, the Company had one outstanding forward starting interest rate derivative with a notional value of $50.0 million that was designated as a cash flow hedge of interest rate risk. The derivative becomes effective in April 2022.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $0 will be reclassified into interest expense.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of March 31, 2021 and December 31, 2020 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	Mar. 31, 2021	Dec. 31, 2020	sheet line item	Mar. 31, 2021	Dec. 31, 2020	sheet line item	Mar. 31, 2021	Dec. 31, 2020
Derivatives designated as hedging instruments
Cash flow hedges	$50,000	$50,000	Other assets	$1,677	$—	Other liabilities	$—	$311
Total derivatives	$50,000	$50,000		$1,677	$—		$—	$311
Derivatives not designated as hedging instruments
Cash flow hedges	$—	$100,000	Other assets	$—	$—	Other liabilities	$—	$—
Interest rate swaps (1)	706,115	631,907	Other assets	16,176	19,626	Other liabilities	15,580	19,837
Credit contracts	115,833	113,434	Other assets	12	23	Other liabilities	39	86
Mortgage banking	28,025	28,225	Other assets	526	471	Other liabilities	—	1
Total derivatives	$849,973	$873,566		$16,714	$20,120		$15,619	$19,924

(1)	The Company secured its obligations under these contracts with $4.3 million and $19.6 million in cash at March 31, 2021 and December 31, 2020, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2021 and 2020 (in thousands):

		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended March 31,
Undesignated derivatives	recognized in income	2021	2020
Cash flow hedges	Income from derivative instruments, net	$—	$—
Interest rate swaps	Income from derivative instruments, net	1,772	724
Credit contracts	Income from derivative instruments, net	48	(5)
Mortgage banking	Income from derivative instruments, net	55	27
Total undesignated		$1,875	$746

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.)	SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three months ended March 31, 2021 and 2020:

	Outstanding	Treasury	Issued
2021
Shares at December 31, 2020	16,041,926	57,630	16,099,556
Shares issued for Landmark Group acquisition	12,831	(12,831)	—
Restricted stock units released	18,819	(18,819)	—
Treasury stock purchases	(244,677)	244,677	—
Shares at March 31, 2021	15,828,899	270,657	16,099,556
2020
Shares at December 31, 2019	16,002,899	96,657	16,099,556
Restricted stock units released	22,921	(22,921)	—
Treasury stock purchases	(6,436)	6,436	—
Shares at March 31, 2020	16,019,384	80,172	16,099,556

Share Repurchase Program

In November 2020, the Company’s Board of Directors authorized a share repurchase program for up to 801,879 shares of common stock. Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. 238,439 shares were repurchased at an average price of $24.30 during the three months ended March 31, 2021. No shares were repurchased under this program during the year ended December 31, 2020. As of March 31, 2021, the remaining amount of shares authorized for repurchase under the repurchase program was 563,440.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2021
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(19,362)	$(4,961)	$(14,401)
Reclassification adjustment for net gains included in net income (1)	(1)	—	(1)
Total securities available for sale and transferred securities	(19,363)	(4,961)	(14,402)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	2,103	539	1,564
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(1)	—	(1)
Amortization of net actuarial loss included in income	186	47	139
Total pension and post-retirement obligations	185	47	138
Other comprehensive loss	$(17,075)	$(4,375)	$(12,700)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
March 31, 2021
Balance at beginning of period	$(316)	$14,743	$(12,299)	$2,128
Other comprehensive income before reclassifications	1,564	(14,401)	—	(12,837)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	138	137
Net current period other comprehensive income (loss)	1,564	(14,402)	138	(12,700)
Balance at end of period	$1,248	$341	$(12,161)	$(10,572)
March 31, 2020
Balance at beginning of period	$(518)	$873	$(14,868)	$(14,513)
Other comprehensive income before reclassifications	91	12,236	—	12,327
Amounts reclassified from accumulated other comprehensive income (loss)	—	(130)	234	104
Net current period other comprehensive income (loss)	91	12,106	234	12,431
Balance at end of period	$(427)	$12,979	$(14,634)	$(2,082)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	March 31,
	2021	2020
Realized gain on sale of investment securities	$74	$221	Net gain on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(73)	(46)	Interest income
	1	175	Total before tax
	—	(45)	Income tax expense
	1	130	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	1	9	Salaries and employee benefits
Net actuarial losses (1)	(186)	(323)	Salaries and employee benefits
	(185)	(314)	Total before tax
	47	80	Income tax benefit
	(138)	(234)	Net of tax
Total reclassified for the period	$(137)	$(104)

(1)	These items are included in the computation of net periodic pension expense. See Note 14 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.)	SHARE-BASED COMPENSATION PLANS

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the three months ended March 31, 2021.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	58,924	$27.46
PSUs	22,178	27.58

The grant-date fair value for the RSUs granted during the three months ended March 31, 2021 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

Fifty percent of the PSUs that ultimately vest is contingent on achieving specified return on average equity (“ROAE”) targets relative to the SNL Small Cap Bank & Thrift Index, a market index the MD&C Committee has selected as a peer group for this purpose. These shares will be earned based on the Company’s achievement of a relative ROAE performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrift Index over a three-year performance period ended December 31, 2023. The shares earned based on the achievement of the ROAE performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.  The remaining fifty percent of the PSUs that ultimately vest is contingent upon achievement of an average return on average assets (“ROAA”) performance requirement over a three-year performance period ended December 31, 2023. The shares earned based on the achievement of the ROAA performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.

The grant-date fair values for both the ROAE and the ROAA portions of PSUs granted during the three months ended March 31, 2021 are equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The Company previously granted restricted stock awards to certain members of management and non-employee directors. There were no restricted stock awards granted during the three months ended March 31, 2021. The following is a summary of restricted stock awards and restricted stock units activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	168,513	$25.65
Granted	81,102	27.50
Vested	(18,819)	28.38
Forfeited	(18,487)	26.67
Outstanding at end of period	212,309	$26.03

At March 31, 2021, there was $3.8 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.40 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.)	SHARE-BASED COMPENSATION PLANS (Continued)

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

	Three months ended March 31,
	2021	2020
Salaries and employee benefits	$188	$304
Other noninterest expense	28	28
Total share-based compensation expense	$216	$332

(14.)	EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Service cost	$1,049	$923
Interest cost on projected benefit obligation	551	635
Expected return on plan assets	(1,306)	(1,284)
Amortization of unrecognized prior service credit	(1)	(9)
Amortization of unrecognized net actuarial loss	186	323
Net periodic benefit expense	$479	$588

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
(15.)	COMMITMENTS AND CONTINGENCIES

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

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Commitments to extend credit	$993,324	$1,012,810
Standby letters of credit	22,970	22,393

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.)	COMMITMENTS AND CONTINGENCIES (Continued)

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

Unfunded Commitments

At March 31, 2021 and December 31, 2020, the allowance for credit losses for unfunded commitments totaled $2.9 million and $3.1 million, respectively, and was included in other liabilities on the Company's consolidated statements of financial condition. For the three months ended March 31, 2021 and 2020, credit loss (credit) expense for unfunded commitments was $(276) thousand and $1.0 million, respectively.

Contingent Liabilities and Litigation

In the ordinary course of business, there are various threatened and pending legal proceedings against the Company. Management believes that the aggregate liability, if any, arising from such litigation, except for the matter described below, would not have a material adverse effect on the Company’s consolidated financial statements.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 15, 2021 and as disclosed in Part II, Item 1 of this Quarterly Report on Form 10-Q, we are party to an action filed against us on May 16, 2017 by Matthew L. Chipego, Charlene Mowry, Constance C. Churchill and Joseph W. Ewing in the Court of Common Pleas in Philadelphia, Pennsylvania.  Plaintiffs seek class certification to represent classes of consumers in New York and Pennsylvania along with statutory damages, interest and declaratory relief. The plaintiffs seek to represent a putative class of consumers who are alleged to have obtained direct or indirect financing from us for the purchase of vehicles that we later repossessed. The plaintiffs specifically claim that the notices the Bank sent to defaulting consumers after their vehicles were repossessed did not comply with the relevant portions of the Uniform Commercial Code in New York and Pennsylvania. We dispute and believe we have meritorious defenses against these claims and plan to vigorously defend ourselves.

In February 2020, we agreed to engage in mediation with the plaintiffs and mediation is expected to commence during May 2021.  On October 19, 2020, the Court granted plaintiffs’ motion for judgment on the pleadings dismissing our affirmative defense against one named New York plaintiff that his claim was time-barred under New York law, applying a six-year statute of limitations rather than the three years limitation period we had argued. The issue of class certification has been briefed and the class certification hearing date has been scheduled for June 14, 2021.

If we settle these claims or the action is not resolved in our favor, we may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by our existing insurance policies. We can provide no assurances that our insurer will insure the legal costs, settlements or judgments we incur in excess of our deductible. If we are unsuccessful in defending ourselves from these claims or if our insurer does not insure us against legal costs we incur in excess of our deductible, the result may materially adversely affect our business, results of operations and financial condition.
(16.)	FAIR VALUE MEASUREMENTS

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(16.)	FAIR VALUE MEASUREMENTS (Continued)
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

Long-lived assets held for sale: The fair value of the long-lived assets held for sale was based on estimated market prices from independently prepared current appraisals and are classified as Level 2 in the fair value hierarchy.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(16.)	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and nonrecurring basis as of the dates indicated (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2021
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$16,533	$—	$16,533
Mortgage-backed securities	—	736,956	—	736,956
Other assets:
Hedging derivative instruments	—	1,677	—	1,677
Fair value adjusted through comprehensive income	$—	$755,166	$—	$755,166
Other assets:
Derivative instruments - interest rate swaps	—	16,176	—	16,176
Derivative instruments - credit contracts	—	12	—	12
Derivative instruments - mortgage banking	—	526	—	526
Other liabilities:
Derivative instruments - interest rate swaps	—	(15,580)	—	(15,580)
Derivative instruments - credit contracts	—	(39)	—	(39)
Derivative instruments - mortgage banking	—	-	—	-
Fair value adjusted through net income	$—	$1,095	$—	$1,095
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$5,685	$—	$5,685
Collateral dependent loans	—	—	48,605	48,605
Other assets:
Long-lived assets held for sale	—	867	—	867
Loan servicing rights	—	—	1,392	1,392
Other real estate owned	—	—	2,966	2,966
Total	$—	$6,552	$52,963	$59,515

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2021. There were no liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2021.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(16.)	FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$6,635	$—	$6,635
Mortgage-backed securities	—	621,424	—	621,424
Other liabilities:
Hedging derivative instruments	—	(311)	—	(311)
Fair value adjusted through comprehensive income	$—	$627,748	$—	$627,748
Other assets:
Derivative instruments - cash flow hedges	$—	$—	$—	$-
Derivative instruments - interest rate swaps	—	19,626	—	19,626
Derivative instruments - credit contracts	—	23	—	23
Derivative instruments - mortgage banking	—	471	—	471
Other liabilities:
Derivative instruments - interest rate swaps	—	(19,837)	—	(19,837)
Derivative instruments - credit contracts	—	(86)	—	(86)
Derivative instruments - mortgage banking	—	(1)	—	(1)
Fair value adjusted through net income	$—	$196	$—	$196
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$4,305	$—	$4,305
Collateral dependent loans	—	—	29,434	29,434
Other assets:
Loan servicing rights	—	—	1,320	1,320
Other real estate owned	—	—	2,966	2,966
Total	$—	$4,305	$33,720	$38,025

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2020. There were no liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2020.

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2021 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$48,605	Appraisal of collateral (1)	Appraisal adjustments (2)	28.6% (3) / 0 - 35%
Loan servicing rights	1,392	Discounted cash flow	Discount rate	10.3% (3)
			Constant prepayment rate	16.7% (3)
Other real estate owned	2,966	Appraisal of collateral (1)	Appraisal adjustments (2)	27.7% (3) / 20 - 46%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(16.)	FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended March 31, 2021 and 2020.

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

	Level in	March 31, 2021		December 31, 2020
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$344,790	$344,790	$93,878	$93,878
Securities available for sale	Level 2	753,489	753,489	628,059	628,059
Securities held to maturity, net	Level 2	256,127	264,329	271,973	282,035
Loans held for sale	Level 2	5,685	5,685	4,305	4,305
Loans	Level 2	3,555,953	3,609,735	3,513,284	3,549,770
Loans (1)	Level 3	48,605	48,605	29,434	29,434
Long-lived assets held for sale	Level 2	867	867	—	—
Accrued interest receivable	Level 1	16,422	16,422	15,635	15,635
Derivative instruments – cash flow hedges	Level 2	1,677	1,677	—	—
Derivative instruments – interest rate products	Level 2	16,176	16,176	19,626	19,626
Derivative instruments – credit contracts	Level 2	12	12	23	23
Derivative instruments – mortgage banking	Level 2	526	526	471	471
FHLB and FRB stock	Level 2	8,729	8,729	8,619	8,619
Financial liabilities:
Non-maturity deposits	Level 1	3,799,619	3,799,619	3,392,774	3,392,774
Time deposits	Level 2	916,395	916,809	885,593	887,113
Short-term borrowings	Level 1	—	—	5,300	5,300
Long-term borrowings	Level 2	73,679	79,299	73,623	83,953
Accrued interest payable	Level 1	4,624	4,624	4,381	4,381
Derivative instruments – cash flow hedges	Level 2	—	—	311	311
Derivative instruments – interest rate products	Level 2	15,580	15,580	19,837	19,837
Derivative instruments – credit contracts	Level 2	39	39	86	86
Derivative instruments – mortgage banking	Level 2	—	—	1	1

(1)	Comprised of collateral dependent loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(17.)	SEGMENT REPORTING

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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This “All Other” grouping includes the activities of SDN, a full-service insurance agency that provides a broad range of insurance services to both personal and business clients, and Courier Capital and HNP Capital, our investment advisor and wealth management firms that provide customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans, and Holding Company amounts, which are the primary differences between segment amounts and consolidated totals, along with amounts to eliminate balances and transactions between segments.

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	All Other	Consolidated Totals
March 31, 2021
Goodwill	$48,536	$18,137	$66,673
Other intangible assets, net	18	7,837	7,855
Total assets	5,291,625	37,431	5,329,056
December 31, 2020
Goodwill	$48,536	$17,526	$66,062
Other intangible assets, net	28	7,699	7,727
Total assets	4,875,673	36,633	4,912,306

	Banking	All Other (1)	Consolidated Totals
Three months ended March 31, 2021
Net interest income (expense)	$38,918	$(1,061)	$37,857
(Provision) benefit for credit losses	1,981	—	1,981
Noninterest income	9,275	3,684	12,959
Noninterest expense	(22,633)	(4,107)	(26,740)
Income (loss) before income taxes	27,541	(1,484)	26,057
Income tax (expense) benefit	(6,035)	688	(5,347)
Net income (loss)	$21,506	$(796)	$20,710

(1)	Reflects activity from the acquisition of assets of Landmark Group since February 1, 2021 (the date of acquisition).

	Banking	All Other	Consolidated Totals
Three months ended March 31, 2020
Net interest income (expense)	$33,742	$(618)	$33,124
Provision for credit losses	(13,915)	—	(13,915)
Noninterest income	6,815	3,095	9,910
Noninterest expense	(23,726)	(3,944)	(27,670)
Income (loss) before income taxes	2,916	(1,467)	1,449
Income tax (expense) benefit	141	(463)	(322)
Net income (loss)	$3,057	$(1,930)	$1,127

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”), including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

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
•

Legal and regulatory proceedings and related matters, such as the action brought by a putative class of consumers against us as described in Part II, Item 1, “Legal Proceedings,” could adversely affect us and the banking industry in general;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

EXECUTIVE OVERVIEW

Summary of 2021 First Quarter Results

Net income increased $19.6 million to $20.7 million for the first quarter of 2021 compared to $1.1 million for the first quarter of 2020. Net income available to common shareholders for the first quarter of 2021 was $20.3 million, or $1.27 per diluted share, compared with $762 thousand, or $0.05 per diluted share, for the first quarter of last year. Return on average common equity was 18.28% and return on average assets was 1.66% for the first quarter of 2021 compared to 0.72% and 0.10%, respectively, for the first quarter of 2020.

Net income for both periods was significantly impacted by the provision for credit losses. In the first quarter of 2020, the provision of $13.9 million was driven by the adoption of the current expected credit loss standard (“CECL”) and the impact of the COVID-19 pandemic on the economic environment. The designated loss driver for our CECL model is the national unemployment forecast, which spiked in early 2020 at the onset of the pandemic. In the first quarter of 2021, the provision was a benefit of $2.0 million due to continued improvement in national unemployment and positive trends in qualitative factors, resulting in a release of some of our credit loss reserves.

Net interest income totaled $37.9 million in the first quarter of 2021, up from $33.1 million in the first quarter of 2020. The increase was primarily the result of an increase in interest-earning assets and the positive impact of PPP loan forgiveness in the first quarter of 2021. Average loans and average investment securities were up $417.8 million and $134.7 million, respectively, in the first quarter of 2021 compared to the same quarter in 2020.

The provision for credit losses - loans was a $1.7 million benefit in the first quarter of 2021 compared to a provision of $13.4 million in the first quarter of 2020. Net charge-offs during the recent quarter were $887 thousand, down from $10.1 million in the first quarter of 2020. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.10% during the first quarter of 2021 compared with 1.27% in the first quarter of 2020. See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the change in the provision (benefit) for credit losses - loans and the decrease in net charge-offs.

Noninterest income totaled $13.0 million in the first quarter of 2021, compared to $9.9 million in the first quarter of 2020. The increase in noninterest income for the first quarter was primarily due to increases in income from derivative instruments, net, net gain on sale of loans held for sale, income from investments in limited partnerships and investment advisory income, partially offset by a decrease in service charges on deposits. Income from derivative instruments, net of $1.9 million was recognized in the first quarter of 2021 as compared to $746 thousand in the first quarter of 2020. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed combined with the impact of changes in the fair market value of borrower-facing trades, which were positively impacted by the recent increase in longer-term interest rates. Net gain on sale of loans held for sale of $1.1 million was recognized in the first quarter of 2021 due to higher loan volume combined with an increase in transaction margins. Investments in limited partnerships of $855 thousand was recognized in the first quarter of 2021 as compared to $213 thousand in the first quarter of 2020. Investment advisory income of $2.8 million was recognized in the first quarter of 2021 due to increases in assets under management driven by a combination of market gains, new customer accounts and contributions to existing accounts. The Company recognized $1.3 million in service charges on deposits in the first quarter of 2021 as compared to $1.6 million in the first quarter of 2020. Insufficient fund fees, captured in service charges on deposits, remained lower than historic levels after the first quarter of 2020, potentially due to the positive impact of stimulus programs on consumer account balances.

Noninterest expense totaled $26.7 million in the first quarter of 2021, compared to $27.7 million in the first quarter of 2020. The decrease in noninterest expense was primarily the result of decreases in salaries and employee benefits and occupancy and equipment, partially offset by increases in computer and data processing and FDIC assessments. The decrease in salaries and employee benefits reflects a streamlining of retail branches to better align with shifting customer needs and preferences, including the decision in 2020 to close a total of seven branches. Computer and data processing expense increased primarily due to costs related to the Bank’s online and mobile platform, Five Star Bank Digital Banking, launched in the second quarter of 2020. FDIC assessments increased primarily as the result of an increase in total assets combined with the impact of a $70 thousand credit from 2018 that was utilized in the first quarter of 2020.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 10.26%, and 13.58%, respectively, at March 31, 2021. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

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

No shares were repurchased in 2020 under this program. Year-to-date, the Company has repurchased 238,439 shares for an average repurchase price of $24.30 per share, inclusive of transaction costs.

Insurance Subsidiary Acquisition

On February 1, 2021, the Company’s insurance subsidiary SDN completed the acquisition of assets of Landmark Group (“Landmark”). A staple of the Rochester community since 1984, Landmark was an independent insurance brokerage firm delivering insurance, surety and risk management solutions across many business sectors including construction, manufacturing, real estate and technology, as well as individual personal insurance. Landmark Founder and Chairman Kelly M. Shea and President Christopher K. Shea remain with SDN to lead Rochester operations and continue their long-term relationship with clients.

Operational, Accounting and Reporting Impacts Related to the COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted the global economy, including our operating footprint of Western and Central New York. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications - The CARES Act provided that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.

•

Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. On December 27, 2020, the Consolidated Appropriations Act, 2021 provided approximately $284 billion for PPP loans in an additional round of funding under the program and extended the PPP through March 31, 2021. This additional round of PPP loan funding is authorized for first-time borrowers and for second draws be certain borrowers who have previously received PPP loans.  On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extends the program to May 31, 2021.

•

Mortgage Forbearance - Under the CARES Act, through the earlier of December 31, 2020, or the termination date of the COVID-19 national emergency, a borrower with a federally backed mortgage loan that is experiencing financial hardship due to COVID-19 may request a forbearance. This relief has been extended by executive order through at least June 30, 2021.

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

Effective March 23, 2020 through July 9, 2020, for consumer customers, the Bank waived early CD penalty fees for withdrawals up to $20,000 (limited to one penalty-free withdrawal per CD account); eliminated all insufficient funds (overdrafts) and returned item fees; eliminated all

MANAGEMENT’S DISCUSSION AND ANALYSIS

Pay by Phone fees; waived all late fees; offered the opportunity for monthly mortgage, home equity loan or home equity line payment relief; offered the opportunity to defer unsecured consumer loans or lines of credit and secured consumer loans and lines of credit payments; and offered unsecured personal loans up to $5,000, up to 60 months at 2.95% APR subject to credit approval.  ATM access fees were reinitiated on September 19, 2020.

As part of the first round of PPP loans we have helped more than 1,700 customers obtain more than $270 million in loans as of December 31, 2020. Of those loans, we have helped customers complete the forgiveness process for approximately $87 million of loans in the first three months of 2021. Also, during the first three months of 2021, we have helped customers obtain approximately $96 million of new PPP loans under the second round of the PPP. Additionally, approximately 4% of our commercial loan and mortgage customers, 1% of our residential real estate loans and lines customers and less than 1% of our indirect loans customers have active payment deferrals in accordance with the previously noted loan modifications under the CARES Act or agencies guidelines.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 74% of revenue during the three months ended March 31, 2021. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2021	2020
Interest income per consolidated statements of income	$41,273	$41,653
Adjustment to fully taxable equivalent basis	184	246
Interest income adjusted to a fully taxable equivalent basis	41,457	41,899
Interest expense per consolidated statements of income	3,416	8,529
Net interest income on a taxable equivalent basis	$38,041	$33,370

Analysis of Net Interest Income for the Three Months Ended March 31, 2021 and 2020

Net interest income on a taxable equivalent basis for the three months ended March 31, 2021, was $38.0 million, an increase of approximately $4.7 million versus the comparable quarter last year of $33.4 million. The increase in net interest income was due to deferred fee amortization of $2.9 million on PPP loans, which included accelerated amortization of fees on PPP loans paid-off through the forgiveness process, and increases in average loans and average investment securities of $417.8 million, or 13%, and $134.7 million, or 17%, respectively, compared to the first quarter of 2020. Average loans in the first quarter of 2021 included PPP loans net of deferred fees of $248.5 million.

Our net interest margin for the first quarter of 2021 was 3.29%, two-basis points lower than 3.31% for the same period in 2020. This comparable period decrease was a function of a 16-basis point lower contribution from net free funds, partially offset by a 14-basis point increase in the interest rate spread. The higher interest rate spread was a result of a 55-basis point decrease in the yield on average interest-earning assets and a 69-basis point decrease in the cost of average interest-bearing liabilities.

For the first quarter of 2021, the yield on average interest earning assets of 3.60% was 55-basis points lower than the first quarter of 2020 of 4.15%. Loan yields decreased 47-basis points during the first quarter of 2021 to 4.14% from 4.61%. The yield on investment securities decreased 57-basis points during the first quarter of 2021 to 1.91% from 2.48%. Overall, the earning asset rate changes decreased interest income by $5.7 million during the first quarter of 2021 and a favorable volume variance increased interest income by $5.3 million, which collectively drove a $442 thousand decrease in interest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-earning assets were $4.67 billion for the first quarter of 2021 compared to $4.05 billion for the first quarter of 2020, an increase of $616.3 million, or 15%, from the comparable quarter last year, with average loans up $417.8 million from $3.21 billion to $3.63 billion and average securities up approximately $134.7 million from $780.0 million to $914.6 million. The growth in average loans reflected increases in the commercial loans, residential real estate loans and other consumer loans categories. Commercial loans, in particular, were up $411.6 million from $1.67 billion to $2.08 billion, or 25%, from the first quarter of 2020. The average balance of PPP loans net of deferred fees was $248.5 million in the first quarter of 2021 and the PPP loans are included in Commercial loans. Residential real estate loans were up $24.5 million, partially offset by a decrease of $15.0 million in residential real estate lines. Consumer indirect loans decreased by $3.9 million and other consumer loans increased by $701 thousand. Loans comprised 77.8% of average interest-earning assets during the first quarter of 2021 compared to 79.3% during the first quarter of 2020. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.14% for the first quarter of 2021, a decrease of 47-basis points compared to 4.61% for the comparable quarter in 2020. An increase in the volume of average loans resulted in a $4.5 million increase in interest income, partially offset by a $4.3 million decrease due to the unfavorable rate variance. Securities represented 19.6% of average interest-earning assets during the first quarter of 2021 compared to 19.2% during the first quarter of 2020. The unfavorable rate variance resulted in a $1.1 million decrease in interest income from investment securities, partially offset by a $674 thousand increase due to an increase in the average volume.

The cost of average interest-bearing liabilities of 0.40% in the first quarter of 2021 compared to 1.09% in the first quarter of 2020, was 69-basis points lower and the cost of average interest-bearing deposits decreased 69-basis points from 0.96% to 0.27%. Average short-term borrowings decreased $168.6 thousand from $169.8 thousand to $1.2 thousand in the first quarter of 2021 compared to the same quarter of 2020. The decrease in average short-term borrowings was a result of the Company’s decision to utilize brokered deposits as a cost-effective alternative to Federal Home Loan Bank borrowings. The cost of long-term borrowings for the first quarter of 2021 decreased 44-basis points from 6.29% to 5.85% compared to the same quarter of 2020. Overall, interest-bearing liability rate and volume decreases resulted in $5.1 million of lower interest expense.

Average interest-bearing liabilities of $3.45 billion in the first quarter of 2021 were $317.3 million, or 10%, higher than the first quarter of 2020. On average, interest-bearing deposits grew $451.6 million from $2.93 billion to $3.38 billion, and noninterest-bearing demand deposits (a principal component of net free funds) were up $322.8 million from $722.0 million to $1,044.7 million. The increase in average deposits was due to growth in non-public demand and an increase in reciprocal deposit programs. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in a $4.8 million decrease in interest expense during the first quarter of 2021. Average borrowings decreased $134.3 million from $209.1 million to $74.8 million compared to the first quarter of 2020. Overall, short and long-term borrowing rate and volume changes resulted in $329 thousand of lower interest expense during the first quarter of 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended March 31,
	2021			2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$123,042	$27	0.09%	$59,309	$211	1.43%
Investment securities (1):
Taxable	772,360	3,496	1.81	589,182	3,657	2.49
Tax-exempt (2)	142,209	875	2.46	190,712	1,171	2.45
Total investment securities	914,569	4,371	1.91	779,894	4,828	2.48
Loans:
Commercial business	798,866	8,413	4.27	570,886	6,514	4.59
Commercial mortgage	1,284,290	12,245	3.87	1,100,660	13,314	4.87
Residential real estate loans	602,866	5,260	3.49	578,407	5,448	3.77
Residential real estate lines	87,681	745	3.45	102,680	1,183	4.64
Consumer indirect	842,873	9,988	4.81	846,800	9,919	4.71
Other consumer	16,167	408	10.23	15,466	482	12.53
Total loans	3,632,743	37,059	4.14	3,214,899	36,860	4.61
Total interest-earning assets	4,670,354	41,457	3.60	4,054,102	41,899	4.15
Less: Allowance for credit losses	(53,998)			(40,615)
Other noninterest-earning assets	428,824			362,638
Total assets	$5,045,180			$4,376,125
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$790,996	$256	0.13%	$667,533	344	0.21%
Savings and money market	1,724,577	890	0.21	1,143,628	1,581	0.56
Time deposits	863,924	1,089	0.51	1,116,736	5,094	1.83
Total interest-bearing deposits	3,379,497	2,235	0.27	2,927,897	7,019	0.96
Short-term borrowings	1,178	119	40.97	169,827	892	2.11
Long-term borrowings	73,636	1,062	5.85	39,279	618	6.29
Total borrowings	74,814	1,181	6.40	209,106	1,510	2.90
Total interest-bearing liabilities	3,454,311	3,416	0.40	3,137,003	8,529	1.09
Noninterest-bearing demand deposits	1,044,733			721,975
Other noninterest-bearing liabilities	77,501			75,931
Shareholders’ equity	468,635			441,216
Total liabilities and shareholders’ equity	$5,045,180			$4,376,125
Net interest income (tax-equivalent)		$38,041			$33,370
Interest rate spread			3.20%			3.06%
Net earning assets	$1,216,043			$917,099
Net interest margin (tax-equivalent)			3.29%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			135.20%			129.23%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended March 31, 2021 vs. 2020
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$113	$(297)	$(184)
Investment securities:
Taxable	972	(1,133)	(161)
Tax-exempt	(298)	2	(296)
Total investment securities	674	(1,131)	(457)
Loans:
Commercial business	2,433	(534)	1,899
Commercial mortgage	2,014	(3,083)	(1,069)
Residential real estate loans	224	(412)	(188)
Residential real estate lines	(157)	(281)	(438)
Consumer indirect	(46)	115	69
Other consumer	21	(95)	(74)
Total loans	4,489	(4,290)	199
Total interest income	5,276	(5,718)	(442)
Interest expense:
Deposits:
Interest-bearing demand	56	(144)	(88)
Savings and money market	578	(1,269)	(691)
Time deposits	(954)	(3,051)	(4,005)
Total interest-bearing deposits	(320)	(4,464)	(4,784)
Short-term borrowings	(1,720)	947	(773)
Long-term borrowings	500	(56)	444
Total borrowings	(1,220)	891	(329)
Total interest expense	(1,540)	(3,573)	(5,113)
Net interest income	$6,816	$(2,145)	$4,671

Provision for Credit Losses

The provision for credit losses for the three months ended March 31, 2021 was a benefit of $2.0 million, compared to a provision of $13.9 million for the corresponding period in 2020. The benefit in the first quarter of 2021 was due to continued improvement in the national unemployment forecast, the designated loss driver for our CECL model, and positive trends in qualitative factors, resulting in a release of credit loss reserves. The provision in the first quarter of 2020 was driven by the adoption of CECL and the impact of the COVID-19 pandemic on the economic environment. The provision for credit losses - loans varies based primarily on forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended March 31,
	2021	2020
Service charges on deposits	$1,292	$1,587
Insurance income	1,396	1,349
Card interchange income	1,958	1,602
Investment advisory	2,772	2,246
Company owned life insurance	657	465
Investments in limited partnerships	855	213
Loan servicing	97	7
Income from derivative instruments, net	1,875	746
Net gain on sale of loans held for sale	1,078	252
Net gain (loss) on investment securities	74	221
Net gain (loss) on other assets	(5)	64
Net loss on tax credit investments	(85)	(40)
Other	995	1,198
Total noninterest income	$12,959	$9,910

Service charges on deposits decreased $295 thousand, or 19%, to $1.3 million for the first quarter of 2021, compared to $1.6 million for the first quarter of 2020. The decrease was primarily due to decreased insufficient fund fees in the first quarter of 2021, potentially due to the positive impact of stimulus programs on consumer account balances.

Card interchange income increased $356 thousand to $2.0 million for the first quarter of 2021, compared to $1.6 million for the first quarter of 2020. The increase was primarily due to the impact of the COVID-19 pandemic on customer behavior in the last half of March 2020.

Investment advisory income increased $526 thousand to $2.8 million for the first quarter of 2021, compared to $2.2 million for the first quarter of 2020. The increase was primarily the result of an increase in assets under management driven by a combination of market gains, new customer accounts and contributions to existing accounts in 2021.

Income from investments in limited partnerships increased $642 thousand, to $855 thousand for the first quarter of 2021, compared to $213 thousand for the first quarter of 2020. We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income from these equity method investments fluctuates based on the maturity and performance of the underlying investments.

Income from derivative instruments, net increased $1.1 million to $1.9 million for the first quarter of 2021, compared to $746 thousand for the first quarter of 2020. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed during the quarter combined with the impact of changes in the fair market value of borrower-facing trades, which were positively impacted by the recent increase in longer-term interest rates.

Net gain on sale of loans held for sale was $1.1 million for the first quarter of 2021, compared to $252 thousand for the first quarter of 2020. The increase was primarily due to increased volume combined with an increase in transaction margins.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended March 31,
	2021	2020
Salaries and employee benefits	$14,465	$15,014
Occupancy and equipment	3,382	3,756
Professional services	1,895	2,152
Computer and data processing	3,121	2,673
Supplies and postage	484	553
FDIC assessments	765	372
Advertising and promotions	324	555
Amortization of intangibles	271	294
Other	2,033	2,301
Total noninterest expense	$26,740	$27,670

Salaries and employee benefits expense decreased by $549 thousand, or 4%, to $14.5 million for the first quarter of 2021, compared to $15.0 million for the first quarter of 2020. The decrease in the first three months of 2021 reflects a streamlining of retail branches to better align with shifting customer needs and preferences, including the closure of seven branches since the first quarter of 2020.

Professional services expense decreased $257 thousand, or 12%, to $1.9 million for the first quarter of 2021, compared to $2.2 million for the first quarter of 2020. The decrease was primarily due to the timing and level of audit fees and fees for consulting and advisory projects, including our improvement initiatives. Expenses related to improvement initiatives totaled $180 thousand for the first quarter of 2021 and $599 thousand for the first quarter of 2020.

Computer and data processing expense increased $448 thousand, or 17%, to $3.1 million for the first quarter of 2021, compared to $2.7 million for the first quarter of 2020. The increase in computer and data processing expense was primarily due to investments in technology and reflects costs related to the Bank’s new online and mobile platform, Five Star Bank Digital Banking, launched in the second quarter of 2020.

FDIC assessments increased $393 thousand to $765 thousand for the first quarter of 2021, compared to $372 thousand for the first quarter of 2020. The increase as compared to the first quarter of 2020 was the result of an increase in total assets combined with the impact of a $70 thousand credit from 2018 that was utilized in the first quarter of 2020.

Our efficiency ratio for the first quarter of 2021 was 52.51% compared with 64.26% for the first quarter of 2020. The lower efficiency ratio was primarily the result of an increase in net interest income, associated with an increase in average interest-earning assets, and an increase in noninterest income compared to the prior year quarter. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the three months ended March 31, 2021, we recorded income tax expense of $5.3 million, versus $322 thousand for the same period in the prior year. In the first quarter of 2021 and 2020, the Company recognized tax credit investments resulting in a reduction in income tax expense of $244 thousand and $197 thousand, respectively, and a net loss recorded in noninterest income of $85 thousand and $40 thousand, respectively.

Our effective tax rates for the first three months of 2021 and 2020 were 20.5% and 22.2%, respectively. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on Company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2021 and 2020 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$16,244	$16,533	$6,239	$6,635
Mortgage-backed securities:
Agency mortgage-backed securities	736,287	736,525	601,426	620,989
Non-Agency mortgage-backed securities	—	431	—	435
Total available for sale securities	752,531	753,489	607,665	628,059
Securities held to maturity:
State and political subdivisions	139,264	143,031	144,506	148,984
Mortgage-backed securities	116,870	121,298	127,467	133,051
Total held to maturity securities	256,134	264,329	271,973	282,035
Allowance for credit losses - securities	(7)		(7)
Total held to maturity securities, net	256,127		271,966
Total investment securities	$1,008,658	$1,017,818	$879,631	$910,094

The available for sale (“AFS”) investment securities portfolio increased $125.4 million from $628.1 million at December 31, 2020 to $753.5 million at March 31, 2021. The increase from year-end 2020 was primarily due to the deployment of excess liquidity into cash flowing agency backed securities. The AFS portfolio had net unrealized gains of $958 thousand and $20.4 million at March 31, 2021 and December 31, 2020, respectively. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of March 31, 2021. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—%	$6,244	2.42%	$—	—%	$10,000	—%	$16,244	2.42%
Mortgage-backed securities	4,887	2.23	51,218	2.54	148,739	2.07	531,443	1.48	736,287	1.68
	4,887	—	57,462	2.53	148,739	2.07	541,443	1.48	752,531	1.68
Held to maturity debt securities:
State and political subdivisions	46,389	2.22	90,591	1.91	2,284	1.99	—	—	139,264	2.01
Mortgage-backed securities	—	—	2,312	2.29	17,968	2.11	96,590	2.36	116,870	2.32
	46,389	2.22	92,903	1.92	20,252	2.09	96,590	2.36	256,134	2.16
Total investment securities	$51,276	2.22%	$150,365	2.15%	$168,991	2.07%	$638,033	1.62%	$1,008,665	1.80%

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash

MANAGEMENT’S DISCUSSION AND ANALYSIS

flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three months ended March 31, 2021 and 2020 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Commercial business	$816,936	22.4%	$794,148	22.1%
Commercial mortgage	1,276,841	34.9	1,253,901	34.9
Total commercial	2,093,777	57.3	2,048,049	57.0
Residential real estate loans	601,609	16.5	599,800	16.7
Residential real estate lines	85,362	2.3	89,805	2.5
Consumer indirect	857,804	23.5	840,421	23.4
Other consumer	15,834	0.4	17,063	0.4
Total consumer	1,560,609	42.7	1,547,089	43.0
Total loans	3,654,386	100.0%	3,595,138	100.0%
Less: Allowance for credit losses – loans	49,828		52,420
Total loans, net	$3,604,558		$3,542,718

Total loans increased $59.2 million to $3.65 billion at March 31, 2021 from $3.60 billion at December 31, 2020. The increase in loans was primarily attributable to our organic growth initiatives.

Commercial loans increased $45.7 million during the three months ended March 31, 2021 and represented 57.3% of total loans as of March 31, 2021. The increase was primarily a result of our continued commercial business development efforts. PPP loans, net of deferred fees were $255.6 million and $248.0 million at March 31, 2021 and December 31, 2020, respectively, and are included in our commercial business loans.

The consumer indirect portfolio totaled $857.8 million and represented 23.5% of total loans as of March 31, 2021. During the first three months of 2021, we originated $98.9 million in indirect auto loans with a mix of approximately 28% new auto and 72% used auto. During the first three months of 2020, we originated $80.3 million in indirect auto loans with a mix of approximately 31% new auto and 69% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $5.7 million and $4.3 million as of March 31, 2021 and December 31, 2020, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $246.6 million and $241.7 million as of March 31, 2021 and December 31, 2020, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Credit Losses - Loans

The following table summarizes the activity in the allowance for credit losses - loans for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended March 31,
	2021	2020
Allowance for credit losses - loans, beginning of period, prior to adoption of ASC 326		$30,482
Impact of adopting ASC 326		9,594
Allowance for credit losses - loans, beginning of period, after adoption of ASC 326	$52,420	40,076
Charge-offs:
Commercial business	86	8,241
Commercial mortgage	203	—
Residential real estate loans	11	98
Residential real estate lines	70	—
Consumer indirect	2,413	3,424
Other consumer	81	269
Total charge-offs	2,864	12,032
Recoveries:
Commercial business	238	58
Commercial mortgage	—	—
Residential real estate loans	5	10
Residential real estate lines	—	3
Consumer indirect	1,670	1,668
Other consumer	64	150
Total recoveries	1,977	1,889
Net charge-offs	887	10,143
Provision (benefit) for credit losses - loans	(1,705)	13,423
Allowance for credit losses - loans, end of period	$49,828	$43,356

Net loan charge-offs to average loans (annualized)	0.10%	1.27%
Allowance for credit losses - loans to total loans	1.36%	1.34%
Allowance for credit losses - loans to non-performing loans	514%	350%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net charge-offs of $887 thousand in the first quarter of 2021 represented 0.10% of average loans on an annualized basis compared to $10.1 million, or 1.27%, in the first quarter of 2020. The decrease in net charge-offs in the three months ended March 31, 2021 was primarily due to an $8.2 million partial charge-off of an $11.9 million commercial loan downgraded in the first quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of the COVID-19 pandemic. The allowance for credit losses - loans was $49.8 million at March 31, 2021, compared with $52.4 million at December 31, 2020. The ratio of the allowance for credit losses -loans to total loans was 1.36% and 1.46% at March 31, 2021 and December 31, 2020, respectively. The ratio of allowance for credit losses - loans to non-performing loans was 514% at March 31, 2021, compared with 551% at December 31, 2020.

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	March 31, 2021	December 31, 2020
Nonaccrual loans:
Commercial business	$1,742	$1,975
Commercial mortgage	3,402	2,906
Residential real estate loans	2,519	2,587
Residential real estate lines	256	323
Consumer indirect	1,482	1,495
Other consumer	3	—
Total nonaccrual loans	9,404	9,286
Accruing loans 90 days or more delinquent	284	231
Total non-performing loans	9,688	9,517
Foreclosed assets	2,966	2,966
Total non-performing assets	$12,654	$12,483
Non-performing loans to total loans	0.27%	0.26%
Non-performing assets to total assets	0.24%	0.25%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at March 31, 2021 were $12.7 million, an increase of $171 thousand from the $12.5 million balance at December 31, 2020. The primary component of non-performing assets is non-performing loans, which were $9.7 million or 0.27% of total loans at March 31, 2021, compared with $9.5 million or 0.26% of total loans at December 31, 2020.

Approximately $2.6 million, or 27%, of the $9.7 million in non-performing loans as of March 31, 2021 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are TDRs of $0 and $200 thousand at March 31, 2021 and December 31, 2020, respectively. There were no TDRs accruing interest as of March 31, 2021 and December 31, 2020.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented two properties totaling $3.0 million at March 31, 2021 and December 31, 2020. Foreclosed assets in the three months ended March 31, 2021 and December 31, 2020 primarily includes one commercial credit that was partially charged off during the first quarter of 2020 and foreclosure occurred in the third quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of the COVID-19 pandemic.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $20.4 million and $17.9 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2021 and December 31, 2020, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,099,608	23.3%	$1,018,549	23.8%
Interest-bearing demand	873,390	18.5	731,885	17.1
Savings and money market	1,826,621	38.8	1,642,340	38.4
Time deposits < $250,000	713,884	15.1	684,885	16.0
Time deposits of $250,000 or more	202,511	4.3	200,708	4.7
Total deposits	$4,716,014	100.0%	$4,278,367	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2021, total deposits were $4.72 billion, representing an increase of $437.6 million from December 31, 2020. The increase was driven by a seasonal increase in public deposits combined with growth in the nonpublic deposits and the reciprocal deposits portfolios. Time deposits were approximately 19% and 21% of total deposits at March 31, 2021 and December 31, 2020, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.65 billion and $2.55 billion at March 31, 2021 and December 31, 2020, respectively, and represented 56% and 60% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $1.13 billion and $834.9 million at March 31, 2021 and December 31, 2020, respectively, and represented 24% and 20% of total deposits as of the end of each period, respectively. The increase in public deposits during 2021 was due largely to seasonality.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all reciprocal deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of EGRRCPA, reciprocal deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits. Reciprocal deposits totaled $709.4 million at March 31, 2021, compared to $612.3 million at December 31, 2020. Reciprocal deposits represented 15% and 14% of total deposits as of the end of each period, respectively.

Brokered deposits totaled $228.7 million and $279.6 million at March 31, 2021 and December 31, 2020, respectively, and represented 5% and 7% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	March 31,	December 31,
	2021	2020
Short-term borrowings - FHLB	$-	$5,300
Long-term borrowings - Subordinated notes, net	73,679	73,623
Total borrowings	$73,679	$78,923

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. We had no short-term FHLB borrowings at March 31, 2021. The maximum amount of short-term FHLB borrowings outstanding at any month-end during the three months ended March 31, 2021 was $1.2 million. Short-term FHLB borrowings at December 31, 2020 consisted of $5.3 million in short-term borrowings. The decline in short-term borrowings at March 31, 2021, was the result of the Company’s decision to utilize brokered deposits as a cost-effective alternative to FHLB borrowings. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $267.8 million of immediate credit capacity with the FHLB as of March 31, 2021. We had approximately $558.6 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at March 31, 2021. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $130.0 million of credit available under unsecured federal funds purchased lines with various banks as of March 31, 2021 and December 31, 2020. Additionally, we had approximately $224.5 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At March 31, 2021, no amounts have been drawn on the line of credit.

Long-term Borrowings

On October 7, 2020, we completed a private placement of $35.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes to qualified institutional buyers and accredited institutional investors that were subsequently exchanged for subordinated notes with substantially the same terms (the “2020 Notes”) registered under the Securities Act of 1933, as amended. The 2020 Notes have a maturity date of October 15, 2030 and bear interest, payable semi-annually, at the rate of 4.375% per annum, until October 15, 2025. Commencing on that date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 4.265%, payable quarterly until maturity. The 2020 Notes are redeemable by us, in whole or in part, on any interest payment date on or after October 15, 2025, and we may redeem the Notes in whole at any time upon certain other specified events. We used the net proceeds for general corporate purposes, organic growth and to support regulatory capital ratios at Five Star Bank.

On April 15, 2015, we issued $40.0 million of subordinated notes (the “2015 Notes”) in a registered public offering. The 2015 Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month London Interbank Offered Rate (“LIBOR”) plus 3.944%, payable quarterly. After the discontinuance of LIBOR, the interest rate will be determined by an alternate method as reasonably selected by the Company. The 2015 Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The 2015 Notes qualify as Tier 2 capital for regulatory purposes.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy.  While funding pressures have not occurred, management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows.  As of March 31, 2021, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB, the FRB and brokered deposit relationships. The primary source of our non-deposit short-term borrowings is FHLB advances, of which we had $0 million outstanding at March 31, 2021 due to the excess liquidity position resulting from the seasonal inflow of public deposits. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $956.4 million from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2021. The line of credit has a one-year term and matures in May 2021. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $334.8 million as of March 31, 2021, up $250.9 million from $93.9 million as of December 31, 2020. Net cash provided by operating activities totaled $20.3 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $191.2 million, which included outflows of $60.1 million for net loan originations, and $130.1 million from net investment securities transactions. Net cash provided by financing activities of $421.8 million was attributed to a $437.6 million increase in deposits, partially offset by a $5.3 million decrease in short-term borrowings and by $4.5 million in dividend payments.  The increase in the period end cash balance was due to the seasonal inflow of public deposits, coupled with increases in reciprocal balances, which occurred during the latter half of March.

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

Shareholders’ equity was $466.3 million at March 31, 2021, a decrease of $2.1 million from $468.4 million at December 31, 2020. Net income for the three months ended March 31, 2021 increased shareholders’ equity by $20.7 million, offset by common and preferred stock dividends declared of $4.6 million. Accumulated other comprehensive loss included in shareholders’ equity increased $5.2 million during the first three months of 2021 due primarily to lower net unrealized gains on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. As of March 31, 2021, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks.

The following table reflects the ratios and their components (dollars in thousands):

	March 31,	December 31,
	2021	2020
Common shareholders’ equity	$448,962	$451,035
Add: CECL transitional amount	11,344	12,061
Less: Goodwill and other intangible assets	71,957	71,235
Net unrealized gain (loss) on investment securities (1)	341	14,743
Hedging derivative instruments	1,248	(316)
Net periodic pension and postretirement benefits plan adjustments	(12,161)	(12,299)
Other	—	—
Common Equity Tier 1 (“CET1”) Capital	398,921	389,733
Plus: Preferred stock	17,322	17,328
Less: Other	—	—
Tier 1 Capital	416,243	407,061
Plus: Qualifying allowance for credit losses	38,359	40,509
Subordinated Notes	73,679	73,623
Total regulatory capital	$528,281	$521,193
Adjusted average total assets (for leverage capital purposes)	$4,985,535	$4,933,597
Total risk-weighted assets	$3,904,748	$3,828,713
Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.35%	8.25%
CET1 Capital (CET1 capital to total risk-weighted assets)	10.22	10.18
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.66	10.63
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	13.53	13.61

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Basel III Capital Rules

Under the Basel III Capital Rules, the current minimum capital ratios, including an additional capital conservation buffer applicable to the Company and the Bank, are:

•	7.0% CET1 to risk-weighted assets;
•	8.5% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and
•	10.5% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.

Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules.

The following table presents actual and required capital ratios as of March 31, 2021 and December 31, 2020 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Tier 1 leverage:
Company	$416,243	8.35%	$199,421	4.00%	$249,277	5.00%
Bank	456,775	9.18	199,139	4.00	248,923	5.00
CET1 capital:
Company	398,921	10.22	273,332	7.00	253,809	6.50
Bank	456,775	11.72	272,713	7.00	253,234	6.50
Tier 1 capital:
Company	416,243	10.66	331,904	8.50	312,380	8.00
Bank	456,775	11.72	331,152	8.50	311,672	8.00
Total capital:
Company	528,281	13.53	409,999	10.50	390,475	10.00
Bank	495,133	12.71	409,070	10.50	389,591	10.00
December 31, 2020
Tier 1 leverage:
Company	$407,061	8.25%	$197,344	4.00%	$246,680	5.00%
Bank	441,929	8.97	197,064	4.00	246,330	5.00
CET1 capital:
Company	389,733	10.18	268,010	7.00	248,866	6.50
Bank	441,929	11.57	267,387	7.00	248,288	6.50
Tier 1 capital:
Company	407,061	10.63	325,441	8.50	306,297	8.00
Bank	441,929	11.57	324,684	8.50	305,585	8.00
Total capital:
Company	521,193	13.61	402,015	10.50	382,871	10.00
Bank	482,439	12.63	401,080	10.50	381,981	10.00

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

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the potential impact on earnings or capital arising from movements in interest rates. The Bank’s market risk management framework has been developed to control both short-term and long-term exposure within Board approved policy limits and is monitored by the Asset-Liability Management Committee and Board of Directors. Quantitative and qualitative disclosures about market risk were presented at December 31, 2020 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 15, 2021. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2020 to March 31, 2021, aside from asset growth due to an increased liquidity position.  The increased liquidity position resulted from continued deposit growth and drove investment security purchases and an excess Federal Reserve interest earning cash balance at quarter end. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending March 31, 2022 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(2,402)	$4,809	$9,356	$13,798
% Change	-1.69%	3.39%	6.60%	9.73%

In the rising rate scenarios, the model results indicate that net interest income is modeled to increase compared to the flat rate scenario over a one-year timeframe. This is a result of assumed commercial loan products and investment security cash flow repricing at a higher frequency than underlying borrowing and deposit costs. As intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income improves over longer term timeframes. Model results in the declining rate scenario indicate decreases in net interest income due to assets having the ability to reprice downward, while deposit and borrowing liabilities reach modeled floors.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2021 and December 31, 2020 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2021 and December 31, 2020. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	March 31, 2021			December 31, 2020
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$729,995			$583,156
- 100 Basis Points	667,398	$(62,597)	-8.57%	574,345	$(8,811)	-1.51%
+100 Basis Points	756,713	26,718	3.66	617,768	34,612	5.94
+ 200 Basis Points	781,359	51,364	7.04	638,224	55,068	9.44
+ 300 Basis Points	798,478	68,483	9.38	651,518	68,362	11.72

The increase in the Pre-Shock Scenario EVE at March 31, 2021 compared to December 31, 2020 is the result of growth in investments. The increase in the -100 basis point Rate Shock Scenario to EVE is a result of the growth in deposits over the last quarter, compounded with the growth of fixed rate long-term assets not receiving the full benefit in value appreciation typically observed in down rate scenarios.

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In February 2020, we agreed to engage in mediation with the plaintiffs and mediation is expected to commence during May 2021.  On October 19, 2020, the Court granted plaintiffs’ motion for judgment on the pleadings dismissing our affirmative defense against one named New York plaintiff that his claim was time-barred under New York law, applying a six-year statute of limitations rather than the three years limitation period we had argued. The issue of class certification has been briefed and the class certification hearing date has been scheduled for June 14, 2021.

If we settle these claims or the action is not resolved in our favor, we may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by our existing insurance policies. We can provide no assurances that our insurer will insure the legal costs, settlements or judgments we incur in excess of our deductible. If we are unsuccessful in defending ourselves from these claims or if our insurer does not insure us against legal costs we incur in excess of our deductible, the result may materially adversely affect our business, results of operations and financial condition.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, the Company’s Board of Directors authorized a share repurchase program for up to 801,879 shares of common stock.  The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the first quarter of 2021 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2021	160,060	$23.98	160,060	641,819
February 1 - 28, 2021	78,379	24.95	78,379	563,440
March 1 -31, 2021	6,238	27.38	—	563,440
Total	244,677	$24.37	238,439

(1)

This column reflects (i) the deemed surrender to us of 6,238 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units and (ii) the purchase of an aggregate of 238,439 shares of common stock under the 2020 Repurchase Program.

On February 1, 2021, the Company issued 12,831 shares of common stock at a fair value of $23.49 per share to the principals of Landmark in connection with the Company’s acquisition of assets from Landmark. The shares were issued in reliance upon the exemption under Section 4(a)(2) of the Securities Act. See Note 2 – Business Combinations for additional information.

ITEM 6.        Exhibits

(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

10.1+	Separation and Settlement Agreement and Release between Financial Institutions, Inc. and Joseph L. Dugan dated February 12, 2021	Filed Herewith

10.2+	Form of Performance Stock Unit Award Agreement pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, May 10, 2021
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	, May 10, 2021
W. Jack Plants II
Senior Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, May 10, 2021
Sonia M. Dumbleton
Senior Vice President and Controller
(Principal Accounting Officer)