Form 10-Q
period 2021-06-30
FINANCIAL INSTITUTIONS INC
filed 2021-08-09
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2021

or

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

The registrant had 15,841,929 shares of Common Stock, $0.01 par value, outstanding as of July 31, 2021.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$206,387	$93,878
Securities available for sale, at fair value	902,845	628,059
Securities held to maturity, at amortized cost (net of allowance for credit losses of $6 and $7, respectively) (fair value of $226,044 and $282,035, respectively)	218,858	271,966
Loans held for sale	3,929	4,305
Loans (net of allowance for credit losses of $46,365 and $52,420, respectively)	3,585,803	3,542,718
Company owned life insurance	102,257	100,895
Premises and equipment, net	43,572	40,610
Goodwill and other intangible assets, net	74,262	73,789
Other assets	157,189	156,086
Total assets	$5,295,102	$4,912,306
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,121,827	$1,018,549
Interest-bearing demand	799,299	731,885
Savings and money market	1,796,813	1,642,340
Time deposits	941,282	885,593
Total deposits	4,659,221	4,278,367
Short-term borrowings	—	5,300
Long-term borrowings, net of issuance costs of $1,244 and $1,377, respectively	73,756	73,623
Other liabilities	74,999	86,653
Total liabilities	4,807,976	4,443,943
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,486 and 171,847 shares issued, respectively	17,149	17,185
Total preferred equity	17,292	17,328
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	125,253	125,118
Retained earnings	356,485	324,850
Accumulated other comprehensive (loss) income	(5,934)	2,128
Treasury stock, at cost – 257,627 and 57,630 shares, respectively	(6,131)	(1,222)
Total shareholders’ equity	487,126	468,363
Total liabilities and shareholders’ equity	$5,295,102	$4,912,306

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$36,393	$35,197	$73,452	$72,057
Interest and dividends on investment securities	4,498	4,538	8,685	9,120
Other interest income	61	24	88	235
Total interest income	40,952	39,759	82,225	81,412
Interest expense:
Deposits	2,165	4,677	4,400	11,696
Short-term borrowings	—	284	119	1,176
Long-term borrowings	1,055	617	2,117	1,235
Total interest expense	3,220	5,578	6,636	14,107
Net interest income	37,732	34,181	75,589	67,305
(Benefit) provision for credit losses	(4,622)	3,746	(6,603)	17,661
Net interest income after (benefit) provision for credit losses	42,354	30,435	82,192	49,644
Noninterest income:
Service charges on deposits	1,287	480	2,579	2,067
Insurance income	1,147	819	2,543	2,168
Card interchange income	2,194	1,776	4,152	3,378
Investment advisory	2,886	2,251	5,658	4,497
Company owned life insurance	693	462	1,350	927
Investments in limited partnerships	238	(244)	1,093	(31)
Loan servicing	91	50	188	57
(Loss) income from derivative instruments, net	(592)	1,940	1,283	2,686
Net gain on sale of loans held for sale	790	612	1,868	864
Net (loss) gain on investment securities	(3)	674	71	895
Net gain (loss) on other assets	153	(1)	148	63
Net gain (loss) on tax credit investments	276	(40)	191	(80)
Other	1,030	934	2,025	2,132
Total noninterest income	10,190	9,713	23,149	19,623
Noninterest expense:
Salaries and employee benefits	14,519	15,074	28,984	30,088
Occupancy and equipment	3,286	3,388	6,668	7,144
Professional services	1,603	1,580	3,498	3,732
Computer and data processing	3,460	2,699	6,581	5,372
Supplies and postage	430	517	914	1,070
FDIC assessments	480	539	1,245	911
Advertising and promotions	436	545	760	1,100
Amortization of intangibles	266	287	537	581
Other	2,464	1,946	4,497	4,247
Total noninterest expense	26,944	26,575	53,684	54,245
Income before income taxes	25,600	13,573	51,657	15,022
Income tax expense	5,400	2,441	10,747	2,763
Net income	$20,200	$11,132	$40,910	$12,259
Preferred stock dividends	366	366	731	731
Net income available to common shareholders	$19,834	$10,766	$40,179	$11,528
Earnings per common share (Note 4):
Basic	$1.25	$0.67	$2.53	$0.72
Diluted	$1.25	$0.67	$2.52	$0.72
Cash dividends declared per common share	$0.27	$0.26	$0.54	$0.52

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$20,200	$11,132	$40,910	$12,259
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	5,002	1,741	(9,400)	13,847
Hedging derivative instruments	(501)	(388)	1,063	(297)
Pension and post-retirement obligations	137	233	275	467
Total other comprehensive income (loss), net of tax	4,638	1,586	(8,062)	14,017
Comprehensive income	$24,838	$12,718	$32,848	$26,276

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2021 and 2020

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2020	$17,328	$161	$125,118	$324,850	$2,128	$(1,222)	$468,363
Comprehensive income:
Net income	—	—	—	20,710	—	—	20,710
Other comprehensive loss, net of tax	—	—	—	—	(12,700)	—	(12,700)
Common stock issued	—	—	3	—	—	298	301
Purchases of common stock for treasury	—	—	—	—	—	(5,963)	(5,963)
Purchases of 8.48% preferred stock	(6)	—	—	—	—	—	(6)
Share-based compensation plans:
Share-based compensation	—	—	216	—	—	—	216
Restricted stock units released	—	—	(446)	—	—	446	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.27 per share	—	—	—	(4,272)	—	—	(4,272)
Balance at March 31, 2021	$17,322	$161	$124,891	$340,923	$(10,572)	$(6,441)	$466,284
Comprehensive income:
Net income	—	—	—	20,200	—	—	20,200
Other comprehensive income, net of tax	—	—	—	—	4,638	—	4,638
Purchases of common stock for treasury	—	—	—	—	—	(1)	(1)
Purchases of 8.48% preferred stock	(30)	—	(7)	—	—	—	(37)
Share-based compensation plans:
Share-based compensation	—	—	562	—	—	—	562
Restricted stock awards issued	—	—	(223)	—	—	223	—
Stock awards	—	—	30	—	—	88	118
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.27 per share	—	—	—	(4,272)	—	—	(4,272)
Balance at June 30, 2021	$17,292	$161	$125,253	$356,485	$(5,934)	$(6,131)	$487,126

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three and six months ended June 30, 2021 and 2020

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2019	$17,328	$161	$124,582	$313,364	$(14,513)	$(1,975)	$438,947
Cumulative-effect adjustment	—	—	—	(8,719)	—	—	(8,719)
Balance at January 1, 2020	$17,328	$161	$124,582	$304,645	$(14,513)	$(1,975)	$430,228
Comprehensive income:
Net income	—	—	—	1,127	—	—	1,127
Other comprehensive income, net of tax	—	—	—	—	12,431	—	12,431
Purchases of common stock for treasury	—	—	—	—	—	(196)	(196)
Share-based compensation plans:
Share-based compensation	—	—	332	—	—	—	332
Restricted stock units released	—	—	(469)	—	—	469	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.26 per share	—	—	—	(4,164)	—	—	(4,164)
Balance at March 31, 2020	$17,328	$161	$124,445	$301,243	$(2,082)	$(1,702)	$439,393
Comprehensive income:
Net income	—	—	—	11,132	—	—	11,132
Other comprehensive income, net of tax	—	—	—	—	1,586	—	1,586
Share-based compensation plans:
Share-based compensation	—	—	369	—	—	—	369
Restricted stock awards issued	—	—	(272)	—	—	272	—
Stock awards	—	—	(19)	—	—	114	95
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.26 per share	—	—	—	(4,164)	—	—	(4,164)
Balance at June 30, 2020	$17,328	$161	$124,523	$307,845	$(496)	$(1,316)	$448,045

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$40,910	$12,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,931	3,950
Net amortization of premiums on securities	2,452	1,378
(Benefit) provision for credit losses	(6,603)	17,661
Share-based compensation	778	701
Deferred income tax expense (benefit)	2,333	(1,663)
Proceeds from sale of loans held for sale	42,767	31,504
Originations of loans held for sale	(40,523)	(33,070)
Income on company owned life insurance	(1,350)	(927)
Net gain on sale of loans held for sale	(1,868)	(864)
Net gain on investment securities	(71)	(895)
Net gain on other assets	(148)	(63)
Noncash restructuring charges against assets	11	—
Decrease (increase) in other assets	2,950	(36,571)
(Decrease) increase in other liabilities	(14,620)	16,772
Net cash provided by operating activities	30,949	10,172
Cash flows from investing activities:
Purchases of available for sale securities	(411,641)	(121,622)
Purchases of held to maturity securities	(1,830)	(4,761)
Proceeds from principal payments, maturities and calls on available for sale securities	70,596	59,228
Proceeds from principal payments, maturities and calls on held to maturity securities	54,288	53,282
Proceeds from sales of securities available for sale	51,891	29,631
Net loan originations	(37,523)	(276,409)
Purchases of company owned life insurance, net of proceeds received	(12)	(7)
Proceeds from sales of other assets	2,459	482
Purchases of premises and equipment	(6,284)	(2,375)
Cash consideration paid for acquisition, net of cash acquired	(759)	—
Net cash used in investing activities	(278,815)	(262,551)
Cash flows from financing activities:
Net increase in deposits	380,854	438,333
Net decrease in short-term borrowings	(5,300)	(170,200)
Repurchase of preferred stock	(43)	—
Purchases of common stock for treasury	(5,964)	(196)
Cash dividends paid to common and preferred shareholders	(9,172)	(8,895)
Net cash provided by financing activities	360,375	259,042
Net increase in cash and cash equivalents	112,509	6,663
Cash and cash equivalents, beginning of period	93,878	112,947
Cash and cash equivalents, end of period	$206,387	$119,610

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

•

Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. On December 27, 2020, the Consolidated Appropriations Act, 2021 provided approximately $284 billion for PPP loans in an additional round of funding under the program and extended the PPP through March 31, 2021. This additional round of PPP loan funding is authorized for first-time borrowers and for second draws by certain borrowers who have previously received PPP loans.  On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extended the program to May 31, 2021.

•

Mortgage Forbearance - Under the CARES Act, a borrower with a federally backed mortgage loan that is experiencing financial hardship due to COVID-19 may request a forbearance through September 30, 2021.

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

As part of the first round of PPP loans we have helped more than 1,700 customers obtain more than $270 million in loans as of December 31, 2020. Of those loans, we have helped customers complete the forgiveness process for approximately $183 million of loans in the first six months of 2021. Also, during the first six months of 2021, we have helped customers obtain approximately $107 million of new PPP loans under the second round of the PPP. Additionally, as of June 30, 2021, approximately 3% of our commercial loan and mortgage customers, 1% of our residential real estate loans and lines customers and less than 1% of our indirect loans customers have active payment deferrals, in accordance with the previously noted loan modifications under the CARES Act or agencies guidelines.

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

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the six months ended June 30 (in thousands):

	2021	2020
Supplemental information:
Cash paid for interest	$8,148	$18,545
Cash paid for income taxes	7,100	959
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	—	646
Accrued and declared unpaid dividends	4,638	4,259
Common stock issued for acquisition	301	—
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	449	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On August 2, 2021, SDN completed the acquisition of the assets of an employee benefits and consulting firm.  The consideration for the acquisition, deductibility of acquired assets for income tax purposes, allocation of acquisition cost to the assets acquired and liabilities assumed and pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

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

The Company incurred no restructuring charges during the six months ended June 30, 2021 and 2020.

The following table represents the changes in the restructuring reserve (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,161	$—	$1,245	$—
Restructuring charges	—	—	—	—
Cash payments	(68)	—	(146)	—
Charges against assets	(5)	—	(11)	—
Balance at end of period	$1,088	$—	$1,088	$—

In contemplation of the transactions noted above, certain long-lived assets have met the held for sale criteria as of June 30, 2021. The Company reclassified $1.1 million from premises and equipment, net to other assets on the consolidated statement of financial condition as of June 30, 2021. No long-lived assets were reclassified as held for sale as of December 31, 2020.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income available to common shareholders	$19,834	$10,766	$40,179	$11,528
Weighted average common shares outstanding:
Total shares issued	16,100	16,100	16,100	16,100
Unvested restricted stock awards	(6)	(5)	(6)	(4)
Treasury shares	(269)	(77)	(237)	(84)
Total basic weighted average common shares outstanding	15,825	16,018	15,857	16,012
Incremental shares from assumed:
Exercise of stock options	—	—	—	—
Vesting of restricted stock awards	88	29	86	46
Total diluted weighted average common shares outstanding	15,913	16,047	15,943	16,058
Basic earnings per common share	$1.25	$0.67	$2.53	$0.72
Diluted earnings per common share	$1.25	$0.67	$2.52	$0.72

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Stock options	—	—	—	—
Restricted stock awards	1	74	6	38
Total	1	74	6	38

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2021
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$6,249	$314	$—	$6,563
Mortgage-backed securities:
Federal National Mortgage Association	514,661	10,821	2,400	523,082
Federal Home Loan Mortgage Corporation	301,495	1,563	3,357	299,701
Government National Mortgage Association	45,710	537	224	46,023
Collateralized mortgage obligations:
Federal National Mortgage Association	20,362	69	79	20,352
Federal Home Loan Mortgage Corporation	6,747	—	47	6,700
Privately issued	—	424	—	424
Total mortgage-backed securities	888,975	13,414	6,107	896,282
Total available for sale securities	$895,224	$13,728	$6,107	$902,845
Securities held to maturity:
State and political subdivisions	$113,437	$3,383	$—	$116,820
Mortgage-backed securities:
Federal National Mortgage Association	9,649	509	—	10,158
Federal Home Loan Mortgage Corporation	5,099	212	—	5,311
Government National Mortgage Association	31,170	971	—	32,141
Collateralized mortgage obligations:
Federal National Mortgage Association	24,099	808	—	24,907
Federal Home Loan Mortgage Corporation	28,847	1,092	—	29,939
Government National Mortgage Association	6,563	205	—	6,768
Total mortgage-backed securities	105,427	3,797	—	109,224
Total held to maturity securities	218,864	$7,180	$—	$226,044
Allowance for credit losses - securities	(6)
Total held to maturity securities, net	$218,858
December 31, 2020
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$6,239	$396	$—	$6,635
Mortgage-backed securities:
Federal National Mortgage Association	350,627	15,549	44	366,132
Federal Home Loan Mortgage Corporation	225,645	3,155	24	228,776
Government National Mortgage Association	22,107	830	—	22,937
Collateralized mortgage obligations:
Federal National Mortgage Association	3,047	97	—	3,144
Federal Home Loan Mortgage Corporation	—	—	—	—
Privately issued	—	435	—	435
Total mortgage-backed securities	601,426	20,066	68	621,424
Total available for sale securities	$607,665	$20,462	$68	$628,059

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020 (continued)
Securities held to maturity:
State and political subdivisions	$144,506	$4,478	$—	$148,984
Mortgage-backed securities:
Federal National Mortgage Association	10,776	703	—	11,479
Federal Home Loan Mortgage Corporation	5,858	382	—	6,240
Government National Mortgage Association	37,084	1,578	—	38,662
Collateralized mortgage obligations:
Federal National Mortgage Association	29,988	1,075	—	31,063
Federal Home Loan Mortgage Corporation	35,897	1,581	—	37,478
Government National Mortgage Association	7,864	265	—	8,129
Total mortgage-backed securities	127,467	5,584	—	133,051
Total held to maturity securities	271,973	$10,062	$—	$282,035
Allowance for credit losses - securities	(7)
Total held to maturity securities, net	$271,966

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $1.6 million and $1.2 million as of June 30, 2021 and December 31, 2020. For held to maturity (“HTM”) debt securities, AIR totaled $751 thousand and $905 thousand as of June 30, 2021 and December 31, 2020, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three months ended June 30, 2021 and 2020, credit loss expense (credit) for HTM investment securities was $(1) thousand and $(5) thousand, respectively. For the six months ended June 30, 2021 and 2020, credit loss expense (credit) for HTM investment securities was $(1) thousand and $(6) thousand, respectively.

Investment securities with a total fair value of $715.3 million and $567.4 million at June 30, 2021 and December 31, 2020, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Proceeds from sales	$25,216	$26,474	$51,891	$29,631
Gross realized gains	162	616	251	616
Gross realized losses	165	—	180	9

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2021 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$4,875	$4,922
Due from one to five years	61,273	64,618
Due after five years through ten years	162,075	168,601
Due after ten years	667,001	664,704
Total available for sale securities	$895,224	$902,845
Debt securities held to maturity:
Due in one year or less	$39,335	$39,782
Due from one to five years	75,284	78,219
Due after five years through ten years	18,793	19,459
Due after ten years	85,452	88,584
Total held to maturity securities	$218,864	$226,044

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2021
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
Federal National Mortgage Association	212,724	2,400	72	—	212,796	2,400
Federal Home Loan Mortgage Corporation	211,699	3,293	3,565	64	215,264	3,357
Government National Mortgage Association	32,744	224	—	—	32,744	224
Collateralized mortgage obligations:
Federal National Mortgage Association	8,855	79	—	—	8,855	79
Federal Home Loan Mortgage Corporation	6,700	47	—	—	6,700	47
Privately issued	—	—	—	—	—	—
Total mortgage-backed securities	472,722	6,043	3,637	64	476,359	6,107
Total available for sale securities	472,722	6,043	3,637	64	476,359	6,107
Total temporarily impaired securities	$472,722	$6,043	$3,637	$64	$476,359	$6,107
December 31, 2020
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
Federal National Mortgage Association	18,155	44	—	—	18,155	44
Federal Home Loan Mortgage Corporation	10,932	24	—	—	10,932	24
Government National Mortgage Association	—	—	—	—	—	—
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	8	—	8	—
Federal Home Loan Mortgage Corporation	—	—	—	—	—	—
Privately issued	—	—	—	—	—	—
Total mortgage-backed securities	29,087	68	8	—	29,095	68
Total available for sale securities	29,087	68	8	—	29,095	68
Total temporarily impaired securities	$29,087	$68	$8	$—	$29,095	$68

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.)	INVESTMENT SECURITIES (Continued)

The total number of securities positions in the investment portfolio in an unrealized loss position at June 30, 2021 was 65 compared to eight at December 31, 2020. At June 30, 2021, the Company had positions in three investment securities with a fair value of $3.6 million and a total unrealized loss of $64 thousand dollars that has been in a continuous unrealized loss position for more than 12 months. At June 30, 2021, there were a total of 62 securities positions in the Company’s investment portfolio with a fair value of $472.7 million and a total unrealized loss of $6.0 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2020, the Company had a position in one investment security with a fair value of eight thousand dollars and a total unrealized loss of less than one thousand dollars that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2020, there were a total of seven securities positions in the Company’s investment portfolio with a fair value of $29.1 million and a total unrealized loss of $68 thousand that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of June 30, 2021 and December 31, 2020, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of June 30, 2021, $107.1 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $6.0 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, one municipal bond was rated below investment grade, with a BB+ Standard & Poor’s equivalent rating. The below investment grade bond represented exposure of $280 thousand, or 0.25% of the municipal bond portfolio and has been closely monitored for repayment. As of December 31, 2020, $135.7 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $8.5 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, one municipal bond was rated below investment grade, with a BB+ Standard & Poor’s equivalent rating. The below investment grade bond represented exposure of $279 thousand, or 0.19% of the municipal bond portfolio and has been closely monitored for repayment.

As of June 30, 2021 and December 31, 2020, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)	LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
June 30, 2021
Commercial business	$735,928	$(4,720)	$731,208
Commercial mortgage	1,317,754	(2,350)	1,315,404
Residential real estate loans	576,632	13,671	590,303
Residential real estate lines	77,773	3,008	80,781
Consumer indirect	868,430	30,588	899,018
Other consumer	15,322	132	15,454
Total	$3,591,839	$40,329	3,632,168
Allowance for credit losses - loans			(46,365)
Total loans, net			$3,585,803
December 31, 2020
Commercial business	$798,409	$(4,261)	$794,148
Commercial mortgage	1,256,525	(2,624)	1,253,901
Residential real estate loans	586,537	13,263	599,800
Residential real estate lines	86,708	3,097	89,805
Consumer indirect	812,816	27,605	840,421
Other consumer	16,913	150	17,063
Total	$3,557,908	$37,230	3,595,138
Allowance for credit losses - loans			(52,420)
Total loans, net			$3,542,718

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $3.9 million and $4.3 million as of June 30, 2021 and December 31, 2020, respectively.

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act established the PPP, an expansion of the SBA’s 7(a) loan program and the EIDL, administered directly by the SBA. The Company had $177.7 million and $253.1 million of PPP loans (included in Commercial business above) as of June 30, 2021 and December 31, 2020, respectively. In addition, the CARES Act provides that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Accordingly, the Company had $532.4 million of loans with modifications related to COVID-19 during 2020, with $69.1 million and $113.0 million still on deferral as of June 30, 2021 and December 31, 2020, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2021 and December 31, 2020, AIR for loans totaled $12.9 million and $13.6 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)	LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
June 30, 2021
Commercial business	$80	$—	$—	$80	$1,555	$734,293	$735,928	$899
Commercial mortgage	900	—	—	900	885	1,315,969	1,317,754	355
Residential real estate loans	612	16	—	628	2,615	573,389	576,632	2,615
Residential real estate lines	116	—	—	116	280	77,377	77,773	280
Consumer indirect	2,643	502	—	3,145	1,250	864,035	868,430	1,250
Other consumer	65	24	42	131	8	15,183	15,322	8
Total loans, gross	$4,416	$542	$42	$5,000	$6,593	$3,580,246	$3,591,839	$5,407
December 31, 2020
Commercial business	$264	$87	$—	$351	$1,975	$796,083	$798,409	$1,502
Commercial mortgage	822	26	—	848	2,906	1,252,771	1,256,525	2,709
Residential real estate loans	984	60	—	1,044	2,587	582,906	586,537	2,587
Residential real estate lines	40	15	—	55	323	86,330	86,708	323
Consumer indirect	3,966	1,348	—	5,314	1,495	806,007	812,816	1,495
Other consumer	133	18	231	382	—	16,531	16,913	—
Total loans, gross	$6,209	$1,554	$231	$7,994	$9,286	$3,540,628	$3,557,908	$8,616

There were no loans past due greater than 90 days and still accruing interest as of June 30, 2021 and December 31, 2020. There were $42 thousand and $231 thousand in consumer overdrafts which were past due greater than 90 days as of June 30, 2021 and December 31, 2020, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

The Company recognized no interest income on nonaccrual loans during the six months ended June 30, 2021 and 2020.

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

There were no loans modified as a TDR during the six months ended June 30, 2021 and 2020. There were no loans modified as a TDR within the previous 12 months that defaulted during the six months ended June 30, 2021 and 2020. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)	LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured in a troubled debt restructuring and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. Collateral dependent loans at June 30, 2021 and December 31, 2020 included certain criticized COVID-19 bridge loans not otherwise classified as nonaccrual. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of June 30, 2021 and December 31, 2020 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
June 30, 2021
Commercial business	$910	$1,148	$2,058	$1,409
Commercial mortgage	—	64,499	64,499	11,880
Total	$910	$65,647	$66,557	$13,289

December 31, 2020
Commercial business	$2,379	$—	$2,379	$1,383
Commercial mortgage	—	36,625	36,625	8,187
Total	$2,379	$36,625	$39,004	$9,570

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

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2021
Commercial Business
Uncriticized	$65,107	$175,374	$97,307	$60,740	$20,000	$21,457	$281,613	$—	$721,598
Special mention	27	104	14	129	26	1,083	2,974	—	4,357
Substandard	—	65	173	945	213	133	3,724	—	5,253
Doubtful	—	—	—	—	—	—	—	—	—
Total	$65,134	$175,543	$97,494	$61,814	$20,239	$22,673	$288,311	$—	$731,208
Commercial Mortgage
Uncriticized	$137,070	$340,304	$196,386	$145,712	$145,919	$181,455	$165	$—	$1,147,011
Special mention	496	16,636	50,195	9,635	25,426	39,954	—	—	142,342
Substandard	—	327	2,938	11,733	1,276	9,777	—	—	26,051
Doubtful	—	—	—	—	—	—	—	—	—
Total	$137,566	$357,267	$249,519	$167,080	$172,621	$231,186	$165	$—	$1,315,404

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2020
Commercial Business
Uncriticized	$350,992	$112,469	$82,029	$31,990	$8,195	$16,600	$179,770	$—	$782,045
Special mention	—	360	21	709	41	1,025	2,995	—	5,151
Substandard	193	211	1,183	464	202	309	4,390	—	6,952
Doubtful	—	—	—	—	—	—	—	—	—
Total	$351,185	$113,040	$83,233	$33,163	$8,438	$17,934	$187,155	$—	$794,148
Commercial Mortgage
Uncriticized	$310,364	$227,406	$163,839	$161,771	$74,915	$154,399	$731	$—	$1,093,425
Special mention	14,299	42,305	19,505	27,530	12,256	28,744	43	—	144,682
Substandard	189	2,521	1,890	1,648	3	9,344	199	—	15,794
Doubtful	—	—	—	—	—	—	—	—	—
Total	$324,852	$272,232	$185,234	$190,949	$87,174	$192,487	$973	$—	$1,253,901

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)	LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2021
Residential Real Estate Loans
Performing	$51,557	$134,889	$92,197	$76,496	$58,061	$174,488	$—	$—	$587,688
Nonperforming	—	198	245	602	751	819	—	—	2,615
Total	$51,557	$135,087	$92,442	$77,098	$58,812	$175,307	$—	$—	$590,303
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$71,762	$8,739	$80,501
Nonperforming	—	—	—	—	—	—	64	216	280
Total	$—	$—	$—	$—	$—	$—	$71,826	$8,955	$80,781
Consumer Indirect
Performing	$242,845	$254,491	$160,077	$125,332	$77,625	$37,398	$—	$—	$897,768
Nonperforming	86	224	419	261	187	73	—	—	1,250
Total	$242,931	$254,715	$160,496	$125,593	$77,812	$37,471	$—	$—	$899,018
Other Consumer
Performing	$3,067	$4,805	$2,338	$1,191	$513	$728	$2,804	$—	$15,446
Nonperforming	—	—	8	—	—	—	—	—	8
Total	$3,067	$4,805	$2,346	$1,191	$513	$728	$2,804	$—	$15,454

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2020
Residential Real Estate Loans
Performing	$137,926	$103,923	$87,153	$66,446	$67,473	$134,292	$—	$—	$597,213
Nonperforming	—	199	765	665	233	725	—	—	2,587
Total	$137,926	$104,122	$87,918	$67,111	$67,706	$135,017	$—	$—	$599,800
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$79,257	$10,225	$89,482
Nonperforming	—	—	—	—	—	—	65	258	323
Total	$—	$—	$—	$—	$—	$—	$79,322	$10,483	$89,805
Consumer Indirect
Performing	$295,216	$202,187	$166,773	$111,008	$47,793	$15,949	$—	$—	$838,926
Nonperforming	70	652	319	287	132	35	—	—	1,495
Total	$295,286	$202,839	$167,092	$111,295	$47,925	$15,984	$—	$—	$840,421
Other Consumer
Performing	$6,774	$3,177	$1,765	$907	$369	$508	$3,563	$—	$17,063
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$6,774	$3,177	$1,765	$907	$369	$508	$3,563	$—	$17,063

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

The following table sets forth the changes in the allowance for credit losses - loans for the three- and six-month periods ended as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2021
Beginning balance	$12,670	$22,672	$3,109	$482	$10,557	$338	$49,828
Charge-offs	(92)	—	(56)	—	(1,157)	(424)	(1,729)
Recoveries	379	7	59	—	1,583	95	2,123
Provision (credit)	(1,952)	(1,017)	(813)	(87)	(235)	247	(3,857)
Ending balance	$11,005	$21,662	$2,299	$395	$10,748	$256	$46,365
Six months ended June 30, 2021
Beginning balance	$13,580	$21,763	$3,924	$674	$12,165	$314	$52,420
Charge-offs	(178)	(203)	(67)	(70)	(3,570)	(505)	(4,593)
Recoveries	617	7	64	—	3,253	159	4,100
Provision (credit)	(3,014)	95	(1,622)	(209)	(1,100)	288	(5,562)
Ending balance	$11,005	$21,662	$2,299	$395	$10,748	$256	$46,365

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2020
Beginning balance	$10,223	$15,154	$6,170	$899	$10,645	$265	$43,356
Charge-offs	(25)	(1,072)	(2)	—	(2,554)	(70)	(3,723)
Recoveries	1,483	—	8	—	1,379	67	2,937
Provision (credit)	718	1,584	(407)	40	1,752	59	3,746
Ending balance	$12,399	$15,666	$5,769	$939	$11,222	$321	$46,316
Six months ended June 30, 2020
Beginning balance, prior to adoption of ASC 326	$11,358	$5,681	$1,059	$118	$11,852	$414	$30,482
Impact of adopting ASC 326	(246)	7,310	3,290	607	(1,234)	(133)	9,594
Beginning balance, after adoption of ASC 326	11,112	12,991	4,349	725	10,618	281	40,076
Charge-offs	(8,266)	(1,072)	(100)	—	(5,978)	(339)	(15,755)
Recoveries	1,541	—	18	3	3,047	217	4,826
Provision	8,012	3,747	1,502	211	3,535	162	17,169
Ending balance	$12,399	$15,666	$5,769	$939	$11,222	$321	$46,316

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)	LOANS (Continued)

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

ASC 842, Leases (“ASC 842”), establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. The Company is obligated under a number of non-cancellable operating lease agreements for land, buildings and equipment with terms, including renewal options reasonably certain to be exercised, extending through 2061. One building lease was subleased for terms extending through June 30, 2021.

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		June 30,	December 31,
	Balance Sheet Location	2021	2020
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$27,772	$23,697
Accumulated amortization	Other assets	(4,686)	(3,741)
Net book value		$23,086	$19,956

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$24,803	$21,507

The weighted average remaining lease term for operating leases was 23.8 years at June 30, 2021 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.69%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs and other lease information:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Lease costs:
Operating lease costs	$795	$678	$1,475	$1,355
Variable lease costs (1)	90	101	188	202
Sublease income	(12)	(12)	(23)	(23)
Net lease costs	$873	$767	$1,640	$1,534

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases			$1,349	$1,296
Right of use assets obtained in exchange for new operating lease liabilities			$4,178	$405

(1)	Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at June 30, 2021 (in thousands):

Twelve months ended June 30,
2022	$2,334
2023	2,045
2024	1,507
2025	1,417
2026	1,338
Thereafter	30,217
Total future minimum operating lease payments	38,858
Amounts representing interest	(14,055)
Present value of net future minimum operating lease payments	$24,803

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $66.7 million and $66.1 million as of both June 30, 2021 and December 31, 2020. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	All Other (1)	Total
Balance, December 31, 2020	$48,536	$17,526	$66,062
Acquisition	—	611	611
Balance, June 30, 2021	$48,536	$18,137	$66,673

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

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Other intangibles assets:
Gross carrying amount	$16,324	$15,925
Accumulated amortization	(8,735)	(8,198)
Net book value	$7,589	$7,727

Amortization expense for total other intangible assets was $266 thousand and $537 thousand for the three and six months ended June 30, 2021, respectively, and $287 thousand and $581 thousand for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the estimated amortization expense of other intangible assets for the remainder of 2021 and each of the next five years is as follows (in thousands):

2021 (remainder of year)	$513
2022	960
2023	887
2024	816
2025	745
2026	675

(9.)	OTHER ASSETS

A summary of other assets as of the dates indicated are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Operating lease right of use assets	$23,086	$19,956
Tax credit investments	44,662	34,370
Derivative instruments	16,443	20,120
Collateral on derivative instruments	8,780	19,630
Other	64,218	62,010
Total other assets	$157,189	$156,086

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.)	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the first six months of 2021 and in 2020, such derivatives were used to hedge the variable cash flows associated with short-term borrowings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months. As of June 30, 2021, the Company had one outstanding forward starting interest rate derivative with a notional value of $50.0 million that was designated as a cash flow hedge of interest rate risk. The derivative becomes effective in April 2022.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $64 thousand will be reclassified into interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of June 30, 2021 and December 31, 2020 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	June 30, 2021	Dec. 31, 2020	sheet line item	June 30, 2021	Dec. 31, 2020	sheet line item	June 30, 2021	Dec. 31, 2020
Derivatives designated as hedging instruments
Cash flow hedges	$50,000	$50,000	Other assets	$1,004	$—	Other liabilities	$—	$311
Total derivatives	$50,000	$50,000		$1,004	$—		$—	$311
Derivatives not designated as hedging instruments
Cash flow hedges	$—	$100,000	Other assets	$—	$—	Other liabilities	$—	$—
Interest rate swaps (1)	716,115	631,907	Other assets	15,108	19,626	Other liabilities	14,972	19,837
Credit contracts	115,833	113,434	Other assets	14	23	Other liabilities	53	86
Mortgage banking	27,730	28,225	Other assets	317	471	Other liabilities	39	1
Total derivatives	$859,678	$873,566		$15,439	$20,120		$15,064	$19,924

(1)	The Company secured its obligations under these contracts with $8.7 million and $19.6 million in cash at June 30, 2021 and December 31, 2020, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and six months ended June 30, 2021 and 2020 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended June 30,		Six months ended June 30,
Undesignated derivatives	recognized in income	2021	2020	2021	2020
Cash flow hedges	Income from derivative instruments, net	$—	$—	$—	$—
Interest rate swaps	Income from derivative instruments, net	(333)	1,681	1,439	2,405
Credit contracts	Income from derivative instruments, net	(12)	128	36	123
Mortgage banking	Income from derivative instruments, net	(247)	131	(192)	158
Total undesignated		$(592)	$1,940	$1,283	$2,686

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.)	SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and six months ended June 30, 2021 and 2020:

	Outstanding	Treasury	Issued
2021
Shares at December 31, 2020	16,041,926	57,630	16,099,556
Shares issued for Landmark Group acquisition	12,831	(12,831)	—
Restricted stock units released	18,819	(18,819)	—
Treasury stock purchases	(244,677)	244,677	—
Shares at March 31, 2021	15,828,899	270,657	16,099,556
Restricted stock awards issued	9,350	(9,350)	—
Stock awards	3,680	(3,680)	—
Shares at June 30, 2021	15,841,929	257,627	16,099,556
2020
Shares at December 31, 2019	16,002,899	96,657	16,099,556
Restricted stock units released	22,921	(22,921)	—
Treasury stock purchases	(6,436)	6,436	—
Shares at March 31, 2020	16,019,384	80,172	16,099,556
Restricted stock awards issued	12,798	(12,798)	—
Stock awards	5,403	(5,403)	—
Shares at June 30, 2020	16,037,585	61,971	16,099,556

Share Repurchase Program

In November 2020, the Company’s Board of Directors authorized a share repurchase program for up to 801,879 shares of common stock. Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. 238,439 shares were repurchased at an average price of $24.30 during the six months ended June 30, 2021. No shares were repurchased under this program during the three months ended June 30, 2021 and during the year ended December 31, 2020. As of June 30, 2021, the remaining number of shares authorized for repurchase under the repurchase program was 563,440.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2021
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$6,661	$1,707	$4,954
Reclassification adjustment for net gains included in net income (1)	64	16	48
Total securities available for sale and transferred securities	6,725	1,723	5,002
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(674)	(173)	(501)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	—	—	—
Amortization of net actuarial loss included in income	185	48	137
Total pension and post-retirement obligations	185	48	137
Other comprehensive income	$6,236	$1,598	$4,638
Six months ended June 30, 2021
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(12,701)	$(3,254)	$(9,447)
Reclassification adjustment for net gains included in net income (1)	63	16	47
Total securities available for sale and transferred securities	(12,638)	(3,238)	(9,400)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	1,429	366	1,063
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(1)	—	(1)
Amortization of net actuarial loss included in income	371	95	276
Total pension and post-retirement obligations	370	95	275
Other comprehensive loss	$(10,839)	$(2,777)	$(8,062)

(1)

Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2020
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$2,912	$746	$2,166
Reclassification adjustment for net gains included in net income (1)	(571)	(146)	(425)
Total securities available for sale and transferred securities	2,341	600	1,741
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(522)	(134)	(388)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(9)	(3)	(6)
Amortization of net actuarial loss included in income	323	84	239
Total pension and post-retirement obligations	314	81	233
Other comprehensive income	$2,133	$547	$1,586
Six months ended June 30, 2020
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$19,363	$4,961	$14,402
Reclassification adjustment for net gains included in net income (1)	(746)	(191)	(555)
Total securities available for sale and transferred securities	18,617	4,770	13,847
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(399)	(102)	(297)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(18)	(5)	(13)
Amortization of net actuarial loss included in income	646	166	480
Total pension and post-retirement obligations	628	161	467
Other comprehensive income	$18,846	$4,829	$14,017

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

Activity in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Three months ended June 30, 2021
Balance at beginning of period	$1,248	$341	$(12,161)	$(10,572)
Other comprehensive income (loss) before reclassifications	(501)	4,954	—	4,453
Amounts reclassified from accumulated other comprehensive income (loss)	—	48	137	185
Net current period other comprehensive income (loss)	(501)	5,002	137	4,638
Balance at end of period	$747	$5,343	$(12,024)	$(5,934)
Six months ended June 30, 2021
Balance at beginning of period	$(316)	$14,743	$(12,299)	$2,128
Other comprehensive income (loss) before reclassifications	1,063	(9,447)	—	(8,384)
Amounts reclassified from accumulated other comprehensive income (loss)	—	47	275	322
Net current period other comprehensive income (loss)	1,063	(9,400)	275	(8,062)
Balance at end of period	$747	$5,343	$(12,024)	$(5,934)

Three months ended June 30, 2020
Balance at beginning of period	$(427)	$12,979	$(14,634)	$(2,082)
Other comprehensive income (loss) before reclassifications	(388)	2,166	—	1,778
Amounts reclassified from accumulated other comprehensive income (loss)	—	(425)	233	(192)
Net current period other comprehensive income (loss)	(388)	1,741	233	1,586
Balance at end of period	$(815)	$14,720	$(14,401)	$(496)
Six months ended June 30, 2020
Balance at beginning of period	$(518)	$873	$(14,868)	(14,513)
Other comprehensive income (loss) before reclassifications	(297)	14,402	—	14,105
Amounts reclassified from accumulated other comprehensive income (loss)	—	(555)	467	(88)
Net current period other comprehensive income (loss)	(297)	13,847	467	14,017
Balance at end of period	$(815)	$14,720	$(14,401)	$(496)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	June 30,
	2021	2020
Realized gain (loss) on sale of investment securities	$(3)	$674	Net gain (loss) on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(61)	(103)	Interest income
	(64)	571	Total before tax
	16	(146)	Income tax expense
	(48)	425	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	—	9	Salaries and employee benefits
Net actuarial losses (1)	(185)	(323)	Salaries and employee benefits
	(185)	(314)	Total before tax
	48	81	Income tax benefit
	(137)	(233)	Net of tax
Total reclassified for the period	$(185)	$192

	Six months ended
	June 30,
	2021	2020
Realized gain on sale of investment securities	$71	$895	Net gain (loss) on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(134)	(149)	Interest income
	(63)	746	Total before tax
	16	(191)	Income tax (expense) benefit
	(47)	555	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	1	18	Salaries and employee benefits
Net actuarial losses (1)	(371)	(646)	Salaries and employee benefits
	(370)	(628)	Total before tax
	95	161	Income tax benefit
	(275)	(467)	Net of tax
Total reclassified for the period	$(322)	$88

(1)	These items are included in the computation of net periodic pension expense. See Note 14 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.)	SHARE-BASED COMPENSATION PLANS

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the six months ended June 30, 2021.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	59,998	$27.50
PSUs	22,178	27.58

The grant-date fair value for the RSUs granted during the six months ended June 30, 2021 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

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

The grant-date fair values for both the ROAE and the ROAA portions of PSUs granted during the six months ended June 30, 2021 are equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

During the six months ended June 30, 2021, the Company issued a total of 3,680 shares of common stock in lieu of cash for the annual retainer of six non-employee directors and granted a total of 9,350 restricted shares of common stock to non-employee directors, of which 4,670 shares vested immediately and 4,680 shares will vest after completion of a one-year service requirement. The market value of the stock and restricted stock at the close of the Nasdaq Global Select Market on the date of grant was $32.06.

The following is a summary of restricted stock awards and restricted stock units activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	168,513	$25.65
Granted	91,526	27.99
Vested	(29,888)	26.64
Forfeited	(25,977)	26.68
Outstanding at end of period	204,174	$26.42

At June 30, 2021, there was $3.4 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.15 years.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Salaries and employee benefits	$383	$228	$571	$532
Other noninterest expense	179	141	207	169
Total share-based compensation expense	$562	$369	$778	$701

(14.)	EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service cost	$1,049	$923	$2,098	$1,846
Interest cost on projected benefit obligation	551	635	1,102	1,270
Expected return on plan assets	(1,307)	(1,284)	(2,613)	(2,568)
Amortization of unrecognized prior service credit	(1)	(9)	(1)	(18)
Amortization of unrecognized net actuarial loss	186	323	371	646
Net periodic benefit expense	$478	$588	$957	$1,176

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Commitments to extend credit	$936,937	$1,012,810
Standby letters of credit	24,526	22,393

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.)	COMMITMENTS AND CONTINGENCIES (Continued)

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

Unfunded Commitments

At June 30, 2021 and December 31, 2020, the allowance for credit losses for unfunded commitments totaled $2.1 million and $3.1 million, respectively, and was included in other liabilities on the Company's consolidated statements of financial condition. For the three months ended June 30, 2021 and 2020, credit loss (benefit) expense for unfunded commitments was $(764) thousand and $5 thousand, respectively. For the six months ended June 30, 2021 and 2020, credit loss (benefit) expense for unfunded commitments was $(1.0) million and $498 thousand, respectively.

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

In February 2020, we agreed to engage in mediation with the plaintiffs and the mediation commenced in May 2021.  On October 19, 2020, the Court granted plaintiffs’ motion for judgment on the pleadings dismissing our affirmative defense against one named New York plaintiff that his claim was time-barred under New York law, applying a six-year statute of limitations rather than the three years limitation period we had argued. The plaintiff’s motion for class certification was argued on June 16, 2021 and the motion remains pending.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2021
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$6,563	$—	$6,563
Mortgage-backed securities	—	896,282	—	896,282
Other assets:
Hedging derivative instruments	—	1,004	—	1,004
Fair value adjusted through comprehensive income	$—	$903,849	$—	$903,849
Other assets:
Derivative instruments - interest rate swaps	—	15,108	—	15,108
Derivative instruments - credit contracts	—	14	—	14
Derivative instruments - mortgage banking	—	317	—	317
Other liabilities:
Derivative instruments - interest rate swaps	—	(14,972)	—	(14,972)
Derivative instruments - credit contracts	—	(53)	—	(53)
Derivative instruments - mortgage banking	—	(39)	—	(39)
Fair value adjusted through net income	$—	$375	$—	$375
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$3,929	$—	$3,929
Collateral dependent loans	—	—	53,268	53,268
Other assets:
Long-lived assets held for sale	—	1,118	—	1,118
Loan servicing rights	—	—	1,433	1,433
Other real estate owned	—	—	646	646
Total	$—	$5,047	$55,347	$60,394

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2021. There were no liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2021.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2021 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$53,268	Appraisal of collateral (1)	Appraisal adjustments (2)	22.4% (3) / 0 - 35%
Loan servicing rights	1,433	Discounted cash flow	Discount rate	10.3% (3)
			Constant prepayment rate	14.2% (3)
Other real estate owned	646	Appraisal of collateral (1)	Appraisal adjustments (2)	46.2% (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(16.)	FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the six months ended June 30, 2021 and 2020.

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

	Level in	June 30, 2021		December 31, 2020
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$206,387	$206,387	$93,878	$93,878
Securities available for sale	Level 2	902,845	902,845	628,059	628,059
Securities held to maturity, net	Level 2	218,858	226,044	271,973	282,035
Loans held for sale	Level 2	3,929	3,929	4,305	4,305
Loans	Level 2	3,532,535	3,564,623	3,513,284	3,549,770
Loans (1)	Level 3	53,268	53,268	29,434	29,434
Long-lived assets held for sale	Level 2	1,118	1,118	—	—
Accrued interest receivable	Level 1	15,431	15,431	15,635	15,635
Derivative instruments – cash flow hedges	Level 2	1,004	1,004	—	—
Derivative instruments – interest rate products	Level 2	15,108	15,108	19,626	19,626
Derivative instruments – credit contracts	Level 2	14	14	23	23
Derivative instruments – mortgage banking	Level 2	317	317	471	471
FHLB and FRB stock	Level 2	9,154	9,154	8,619	8,619
Financial liabilities:
Non-maturity deposits	Level 1	3,717,939	3,717,939	3,392,774	3,392,774
Time deposits	Level 2	941,282	941,649	885,593	887,113
Short-term borrowings	Level 1	—	—	5,300	5,300
Long-term borrowings	Level 2	73,756	78,286	73,623	83,953
Accrued interest payable	Level 1	2,868	2,868	4,381	4,381
Derivative instruments – cash flow hedges	Level 2	—	—	311	311
Derivative instruments – interest rate products	Level 2	14,972	14,972	19,837	19,837
Derivative instruments – credit contracts	Level 2	53	53	86	86
Derivative instruments – mortgage banking	Level 2	39	39	1	1

(1)	Comprised of collateral dependent loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(17.)	SEGMENT REPORTING

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	All Other	Consolidated Totals
June 30, 2021
Goodwill	$48,536	$18,137	$66,673
Other intangible assets, net	10	7,579	7,589
Total assets	5,257,795	37,307	5,295,102
December 31, 2020
Goodwill	$48,536	$17,526	$66,062
Other intangible assets, net	28	7,699	7,727
Total assets	4,875,673	36,633	4,912,306

	Banking	All Other (1)	Consolidated Totals
Three months ended June 30, 2021
Net interest income (expense)	$38,788	$(1,056)	$37,732
Benefit (provision) for credit losses	4,622	—	4,622
Noninterest income	6,603	3,587	10,190
Noninterest expense	(23,199)	(3,745)	(26,944)
Income (loss) before income taxes	26,814	(1,214)	25,600
Income tax (expense) benefit	(5,780)	380	(5,400)
Net income (loss)	$21,034	$(834)	$20,200
Six months ended June 30, 2021
Net interest income (expense)	$77,706	$(2,117)	$75,589
Benefit (provision) for credit losses	6,603	—	6,603
Noninterest income	15,878	7,271	23,149
Noninterest expense	(45,832)	(7,852)	(53,684)
Income (loss) before income taxes	54,355	(2,698)	51,657
Income tax (expense) benefit	(11,815)	1,068	(10,747)
Net income (loss)	$42,540	$(1,630)	$40,910

(1)	Reflects activity from the acquisition of assets of Landmark Group since February 1, 2021 (the date of acquisition).

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(17.)	SEGMENT REPORTING (Continued)

	Banking	All Other	Consolidated Totals
Three months ended June 30, 2020
Net interest income (expense)	$34,798	$(617)	$34,181
Provision for credit losses	(3,746)	—	(3,746)
Noninterest income	7,082	2,631	9,713
Noninterest expense	(23,607)	(2,968)	(26,575)
Income (loss) before income taxes	14,527	(954)	13,573
Income tax (expense) benefit	(2,860)	419	(2,441)
Net income (loss)	$11,667	$(535)	$11,132
Six months ended June 30, 2020
Net interest income (expense)	$68,540	$(1,235)	$67,305
Provision for credit losses	(17,661)	—	(17,661)
Noninterest income	13,897	5,726	19,623
Noninterest expense	(47,333)	(6,912)	(54,245)
Income (loss) before income taxes	17,443	(2,421)	15,022
Income tax (expense) benefit	(2,719)	(44)	(2,763)
Net income (loss)	$14,724	$(2,465)	$12,259

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

EXECUTIVE OVERVIEW

Summary of 2021 Second Quarter Results

Net income increased $9.1 million to $20.2 million for the second quarter of 2021 compared to $11.1 million for the second quarter of 2020. Net income available to common shareholders for the second quarter of 2021 was $19.8 million, or $1.25 per diluted share, compared with $10.8 million, or $0.67 per diluted share, for the second quarter of last year. Return on average common equity was 17.34% and return on average assets was 1.52% for the second quarter of 2021 compared to 10.11% and 0.97%, respectively, for the second quarter of 2020.

Net income for both periods was significantly impacted by the benefit (provision) for credit losses. The increase in net income for the second quarter of 2021 was driven by a $4.6 million benefit for credit losses as compared to a provision of $3.7 million in the second quarter of 2020. Continued improvement in the national unemployment forecast, positive trends in qualitative factors and lower net charge-offs resulted in a release of credit loss reserves and the corresponding benefit for credit losses in the quarter.

Net interest income totaled $37.7 million in the second quarter of 2021, up from $34.2 million in the second quarter of 2020. The increase was primarily the result of an increase in interest-earning assets, the positive impact of PPP loan forgiveness in the second quarter of 2021, and a decrease in interest expense. The decrease in interest expense was primarily due to a favorable shift in deposit categories, with a lower allocation of time deposits, coupled with a lower interest-bearing cost of funds.  Average Federal Reserve interest-earning cash, average investment securities and average loans were up $157.1 million, $290.3 million and $251.8 million, respectively, in the second quarter of 2021 compared to the same quarter in 2020.

The provision for credit losses - loans was a $3.9 million benefit in the second quarter of 2021 compared to a provision of $3.7 million in the second quarter of 2020. Net recoveries during the recent quarter were $394 thousand compared to net charge-offs of $786 thousand in the second quarter of 2020. Net charge-offs (recoveries) expressed as an annualized percentage of average loans outstanding were (0.04)% during the second quarter of 2021 compared with 0.09% in the second quarter of 2020. See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the change in the provision (benefit) for credit losses - loans and the decrease in net charge-offs.

Noninterest income totaled $10.2 million in the second quarter of 2021, compared to $9.7 million in the second quarter of 2020. The increase in noninterest income for the second quarter was primarily due to increases in service charges on deposits, investment advisory income, insurance income, income from investments in limited partnerships and card interchange income, partially offset by decreases in income (loss) from derivative instruments, net and net gain (loss) on investment securities. Service charges on deposits was $807 thousand higher than the second quarter of 2020, primarily due to our COVID-19 relief initiatives of temporarily waiving or eliminating fees during the second quarter of 2020. Investment advisory income was $635 thousand higher than the second quarter of 2020, due to an increase in assets under management, driven by a combination of market gains, new customer accounts and contributions to existing accounts. Insurance income was $328 thousand higher than the second quarter of 2020 primarily due to the Landmark Group acquisition in 2021. Income from investments in limited partnerships of $238 thousand was recognized in the second quarter of 2021 as compared to a loss of $244 thousand in the second quarter of 2020. Card interchange income of $1.1 million was recognized in the second quarter of 2021 as compared to $819 thousand in the second quarter of 2020. Income (loss) from derivative instruments, net was $2.5 million lower than the second quarter of 2020. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed during the quarter combined with the impact of changes in the fair market value of borrower-facing trades. A lower level of interest swap transactions was executed during the quarter and fair market values were negatively impacted by the second quarter decrease in longer-term rates. Net gain (loss) on investment securities was a loss of $3 thousand in the second quarter of 2021 compared to a net gain of $674 thousand in the second quarter of 2020.

Noninterest expense totaled $26.9 million in the second quarter of 2021, compared to $26.6 million in the second quarter of 2020. The increase in noninterest expense was primarily the result of increases in computer and data processing expense, partially offset by a decrease in salaries and employee benefits expense. Computer and data processing expense increased primarily due to increased investments in technology, including costs related to the Bank’s online and mobile platform, Five Star Bank Digital Banking, launched in the second quarter of 2020. The decrease in salaries and employee benefits expense reflects the 2020 streamlining of retail branches to better align with shifting customer needs and preferences, including the decision to close a total of seven branches.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 10.38%, and 13.54%, respectively, at June 30, 2021. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Buffalo Branch Openings

Two new Five Star Bank branches opened in the City of Buffalo in June of 2021, consistent with the Company’s long-term strategy to expand in the urban markets of Buffalo and Rochester. The branches are in vibrant commercial corridors at 451 Elmwood Avenue and 2222 Seneca Street, extending the reach of Five Star Bank’s distribution system in both northern and southern directions from the existing downtown branch.

The Company used green and energy efficient materials during the construction of these two new branches. Materials sourced for the Elmwood Avenue and Seneca Street branches received certifications from Cradle to Cradle, Declare, Forest Stewardship Council, Green Square and GreenGuard. Additionally, materials with a high percentage of recycled content were used when possible.

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

•

Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. On December 27, 2020, the Consolidated Appropriations Act, 2021 provided approximately $284 billion for PPP loans in an additional round of funding under the program and extended the PPP through March 31, 2021. This additional round of PPP loan funding is authorized for first-time borrowers and for second draws be certain borrowers who have previously received PPP loans.  On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extended the program to May 31, 2021.

•

Mortgage Forbearance - Under the CARES Act, a borrower with a federally backed mortgage loan that is experiencing financial hardship due to COVID-19 may request a forbearance through September 30, 2021.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

As part of the first round of PPP loans we have helped more than 1,700 customers obtain more than $270 million in loans as of December 31, 2020. Of those loans, we have helped customers complete the forgiveness process for approximately $183 million of loans in the first six months of 2021. Also, during the first six months of 2021, we have helped customers obtain approximately $107 million of new PPP loans under the second round of the PPP. Additionally, as of June 30, 2021, approximately 3% of our commercial loan and mortgage customers, 1% of our residential real estate loans and lines customers and less than 1% of our indirect loans customers have active payment deferrals in accordance with the previously noted loan modifications under the CARES Act or agencies guidelines.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 77% of revenue during the six months ended June 30, 2021. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest income per consolidated statements of income	$40,952	$39,759	$82,225	$81,412
Adjustment to fully taxable equivalent basis	169	233	353	479
Interest income adjusted to a fully taxable equivalent basis	41,121	39,992	82,578	81,891
Interest expense per consolidated statements of income	3,220	5,578	6,636	14,107
Net interest income on a taxable equivalent basis	$37,901	$34,414	$75,942	$67,784

Analysis of Net Interest Income for the Three Months Ended June 30, 2021 and 2020

Net interest income on a taxable equivalent basis for the three months ended June 30, 2021, was $37.9 million, an increase of approximately $3.5 million versus the comparable quarter last year of $34.4 million. The increase in net interest income was primarily due to increases in average loans and average investment securities of $251.8 million, or 7%, and $290.3 million, or 38%, respectively, compared to the second quarter of 2020, deferred fee amortization of $1.3 million on PPP loans, which included accelerated amortization of fees on PPP loans paid-off through the forgiveness process during the second quarter of 2021, and a decrease in interest expense of $2.4 million. The decrease in interest expense was primarily due to a favorable shift in deposit categories, with a lower allocation of time deposits, coupled with a lower interest-bearing cost of funds. Average PPP loans, net of deferred fees were $232.0 million for the three months ended June 30, 2021 compared to $176.7 million for the three months ended June 30, 2020.

Our net interest margin for the second quarter of 2021 was 3.06%, 17-basis points lower than 3.23% for the same period in 2020. This comparable period decrease was a function of an eight-basis point lower contribution from net free funds and a nine-basis point decrease in the interest rate spread. The lower interest rate spread was a result of a 45-basis point decrease in the yield on average interest-earning assets and a 36-basis point decrease in the cost of average interest-bearing liabilities.

For the second quarter of 2021, the yield on average interest earning assets of 3.31% was 45-basis points lower than the second quarter of 2020 of 3.76%. Loan yields decreased 16-basis points during the second quarter of 2021 to 3.98% from 4.14%. The yield on investment securities decreased 72-basis points during the second quarter of 2021 to 1.77% from 2.49%. Overall, a favorable volume variance increased interest income by $4.0 million during the second quarter of 2021, while the earning asset rate changes decreased interest income by $2.9 million which collectively drove a $1.1 million increase in interest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-earning assets were $4.97 billion for the second quarter of 2021 compared to $4.27 billion for the second quarter of 2020, an increase of $699.2 million, or 16%, from the comparable quarter last year, with average loans up $251.8 million from $3.41 billion to $3.67 billion and average securities up $290.3 million from $766.6 million to $1.06 billion. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $202.1 million from $1.89 billion to $2.09 billion, or 11%, from the second quarter of 2020. The average balances of PPP loans net of deferred fees, which are included in commercial loans, were $232.0 million and $176.7 million in the second quarter of 2021 and 2020, respectively. Residential real estate lines were down $16.6 million, or 17%, primarily due to consumer behavior, partially offset by an increase of $14.3 million, or 2%, in residential real estate loans. Consumer indirect loans increased by $51.9 million, or 6%, and other consumer loans increased by $201 thousand, or 1%. Loans comprised 73.7% of average interest-earning assets during the second quarter of 2021 compared to 79.9% during the second quarter of 2020. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 3.98% for the second quarter of 2021, a decrease of 16-basis points compared to 4.14% for the comparable quarter in 2020. An increase in the volume of average loans resulted in a $2.6 million increase in interest income, partially offset by a $1.4 million decrease due to the unfavorable rate variance. Securities represented 21.3% of average interest-earning assets during the second quarter of 2021 compared to 17.9% during the second quarter of 2020. The increase in investment securities is due to the redeployment of excess liquidity intended to benefit interest income.  The unfavorable rate variance resulted in a $1.5 million decrease in interest income from investment securities, partially offset by a $1.4 million increase due to an increase in the average volume.

The cost of average interest-bearing liabilities of 0.35% in the second quarter of 2021 compared to 0.71% in the second quarter of 2020, was 36-basis points lower and the cost of average interest-bearing deposits decreased 38-basis points from 0.62% to 0.24%. Average short-term borrowings decreased $110.3 million from $110.3 million to $0 in the second quarter of 2021 compared to the same quarter of 2020. The decrease in average short-term borrowings was a result of the Company’s decision to utilize brokered deposits as a cost-effective alternative to Federal Home Loan Bank borrowings. The cost of long-term borrowings for the second quarter of 2021 decreased 56-basis points from 6.29% to 5.73% compared to the same quarter of 2020. Overall, interest-bearing liability rate and volume changes resulted in $2.4 million of lower interest expense.

Average interest-bearing liabilities of $3.71 billion in the second quarter of 2021 were $532.8 million, or 17%, higher than the second quarter of 2020. On average, interest-bearing deposits grew $608.6 million from $3.03 billion to $3.64 billion, and noninterest-bearing demand deposits (a principal component of net free funds) were up $179.3 million from $912.2 million to $1.09 billion. The increase in average deposits was primarily due an increase in reciprocal deposit programs and to growth in non-public demand. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in a $2.5 million decrease in interest expense during the second quarter of 2021, primarily due to the overall lower interest rate market conditions.  Average borrowings decreased $75.9 million from $149.6 million to $73.7 million compared to the second quarter of 2020. Overall, short and long-term borrowing rate and volume changes resulted in $154 thousand of higher interest expense during the second quarter of 2021.

Analysis of Net Interest Income for the Six Months Ended June 30, 2021 and 2020

Net interest income on a taxable equivalent basis for the six months ended June 30, 2021, was $75.9 million, an increase of $8.2 million versus the comparable period last year of $67.8 million. The increase in net interest income was due primarily to deferred fee amortization of $4.2 million on PPP loans, which included accelerated amortization of fees on PPP loans paid-off through the forgiveness process, increases in average loans and average investment securities of $334.9 million, or 10%, and $212.9 million, or 28%, respectively, compared to the first six months of 2020, and a decrease in interest expense of $7.5 million. The decrease in interest expense was primarily due to a favorable shift in deposit categories, with a lower allocation of time deposits, coupled with a lower interest-bearing cost of funds. Average PPP loans, net of deferred fees were $240.2 million for the six months ended June 30, 2021 compared to $88.3 million for the six months ended June 30, 2020.

The net interest margin for the first six months of 2021 was 3.17%, ten-basis points lower than 3.27% for the same period in 2020. This comparable period decrease was a function of a 13-basis point lower contribution from net free funds, partially offset by a three-basis point increase in interest rate spread. The higher interest rate spread was a result of a 50-basis point decrease in the yield on average interest-earning assets and a 53-basis point decrease in the cost of average interest-bearing liabilities.

For the first six months of 2021, the yield on average earning assets of 3.45% was 50-basis points lower than the first six months of 2020 of 3.95%. Loan yields decreased 32-basis points during the first six months of 2021 to 4.05% from 4.37%. The yield on investment securities decreased 65-basis points during the first six months of 2021 to 1.83% from 2.48%. Overall, a favorable volume variance increased interest income by $9.1 million during the first six months of 2021, while the earning asset rate changes decreased interest income by $8.4 million, which collectively drove a $687 thousand increase in interest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-earning assets were $4.82 billion for the first six months of 2021 compared to $4.16 billion for the first six months of 2020, an increase of $658.6 million, or 16%, from the comparable period last year, with average loans up $334.9 million from $3.31 billion to $3.65 billion and average securities up $212.9 million from $773.3 million to $986.1 million. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $306.9 million from $1.78 billion to $2.09 billion, or 17%, from the first six months of 2020. The average balances of PPP loans net of deferred fees, which are included in commercial loans, were $240.2 million and $88.3 million in the first six months of 2021 and 2020, respectively. Residential real estate loans were up $19.3 million, or 3%, partially offset by a decrease of $15.8 million, or 16%, in residential real estate lines. Consumer indirect loans increased by $24.1 million, or 3%, and other consumer loans increased by $450 thousand, or 3%. Loans represented 75.7% of average interest-earning assets during the first six months of 2021 compared to 79.6% during the first six months of 2020. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.05% for the first six months of 2021, a decrease of 32-basis points compared to 4.37% for first six months of 2020. An increase in the volume of average loans resulted in a $6.9 million increase in interest income, partially offset by a $5.5 million decrease due to the unfavorable rate variance. Securities represented 20.4% of average interest-earning assets during first six months of 2021 compared to 18.6% during the first six months of 2020. The increase in investment securities is due to the redeployment of excess liquidity intended to benefit interest income.  The unfavorable rate variance resulted in a $2.6 million decrease in interest income from investment securities, partially offset by a $2.1 million increase due to an increase in the average volume.

The cost of average interest-bearing liabilities of 0.37% in the first six months of 2021 compared to 0.90% in the first six months of 2020 was 53-basis points lower and the cost of average interest-bearing deposits decreased 54-basis points from 0.79% to 0.25%. Average short-term borrowings decreased $139.5 million from $140.0 million to $585 thousand in the first six months of 2021 compared to the same period of 2020. The decrease in average short-term borrowings was a result of the Company’s decision to utilize brokered deposits as a cost-effective alternative to Federal Home Loan Bank borrowings. The cost of long-term borrowings for the first six months of 2021 decreased 54-basis points from 6.29% to 5.75% in the first six months of 2021 compared to the same period of 2020. Overall, interest-bearing liability rate and volume decreases resulted in $7.5 million of lower interest expense.

Average interest-bearing liabilities of $3.58 billion in the first six months of 2021 were $425.7 million, or 14%, higher than the first six months of 2020. On average, interest-bearing deposits grew $530.8 million from $2.98 billion to $3.51 billion, and noninterest-bearing demand deposits (a principal component of net free funds) were up $251.1 million from $817.1 million to $1.07 billion. The increase in average deposits was primarily due to growth in non-public demand and an increase in reciprocal deposit programs. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $7.3 million of lower interest expense during the first six months of 2021, primarily due to the overall lower interest rate market conditions. Average borrowings decreased $105.1 million from $179.3 million to $74.3 million compared to the first six months of 2020. Overall, short and long-term borrowing rate and volume changes resulted in $175 thousand of lower interest expense during the first six months of 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended June 30,
	2021			2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$249,312	$61	0.10%	$92,214	$24	0.10%
Investment securities (1):
Taxable	925,649	3,863	1.67	585,970	3,662	2.50
Tax-exempt (2)	131,249	804	2.45	180,666	1,109	2.46
Total investment securities	1,056,898	4,667	1.77	766,636	4,771	2.49
Loans:
Commercial business	791,412	7,006	3.55	757,588	6,537	3.47
Commercial mortgage	1,302,136	12,914	3.98	1,133,832	12,185	4.32
Residential real estate loans	595,925	5,088	3.42	581,651	5,333	3.67
Residential real estate lines	82,926	711	3.44	99,543	922	3.72
Consumer indirect	878,884	10,282	4.69	827,030	9,799	4.77
Other consumer	15,356	392	10.23	15,155	421	11.19
Total loans	3,666,639	36,393	3.98	3,414,799	35,197	4.14
Total interest-earning assets	4,972,849	41,121	3.31	4,273,649	39,992	3.76
Less: Allowance for credit losses	(52,048)			(44,585)
Other noninterest-earning assets	419,944			395,296
Total assets	$5,340,745			$4,624,360
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$842,832	$301	0.14%	$712,300	242	0.14%
Savings and money market	1,856,659	862	0.19	1,329,632	1,041	0.31
Time deposits	935,885	1,002	0.43	984,832	3,394	1.39
Total interest-bearing deposits	3,635,376	2,165	0.24	3,026,764	4,677	0.62
Short-term borrowings	—	—	—	110,272	284	1.03
Long-term borrowings	73,709	1,055	5.73	39,297	617	6.29
Total borrowings	73,709	1,055	5.73	149,569	901	2.41
Total interest-bearing liabilities	3,709,085	3,220	0.35	3,176,333	5,578	0.71
Noninterest-bearing demand deposits	1,091,490			912,238
Other noninterest-bearing liabilities	63,984			90,350
Shareholders’ equity	476,186			445,439
Total liabilities and shareholders’ equity	$5,340,745			$4,624,360
Net interest income (tax-equivalent)		$37,901			$34,414
Interest rate spread			2.96%			3.05%
Net earning assets	$1,263,764			$1,097,316
Net interest margin (tax-equivalent)			3.06%			3.23%
Ratio of average interest-earning assets to average interest-bearing liabilities			134.07%			134.55%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2021			2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$186,526	$88	0.10%	$75,761	$235	0.62%
Investment securities (1):
Taxable	849,428	7,359	1.73	587,576	7,319	2.49
Tax-exempt (2)	136,698	1,679	2.46	185,689	2,280	2.46
Total investment securities	986,126	9,038	1.83	773,265	9,599	2.48
Loans:
Commercial business	795,119	15,419	3.91	664,237	13,051	3.95
Commercial mortgage	1,293,262	25,159	3.92	1,117,247	25,499	4.59
Residential real estate loans	599,376	10,348	3.45	580,029	10,781	3.72
Residential real estate lines	85,290	1,456	3.44	101,111	2,105	4.19
Consumer indirect	860,978	20,270	4.75	836,915	19,718	4.74
Other consumer	15,760	800	10.24	15,310	903	11.87
Total loans	3,649,785	73,452	4.05	3,314,849	72,057	4.37
Total interest-earning assets	4,822,437	82,578	3.45	4,163,875	81,891	3.95
Less: Allowance for loan losses	(53,018)			(42,600)
Other noninterest-earning assets	424,360			378,968
Total assets	$5,193,779			$4,500,243
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$817,058	$557	0.14%	$689,917	$586	0.17%
Savings and money market	1,790,983	1,752	0.20	1,236,630	2,622	0.43
Time deposits	900,103	2,091	0.47	1,050,784	8,488	1.62
Total interest-bearing deposits	3,508,144	4,400	0.25	2,977,331	11,696	0.79
Short-term borrowings	585	119	41.07	140,049	1,176	1.69
Long-term borrowings	73,673	2,117	5.75	39,288	1,235	6.29
Total borrowings	74,258	2,236	6.02	179,337	2,411	2.70
Total interest-bearing liabilities	3,582,402	6,636	0.37	3,156,668	14,107	0.90
Noninterest-bearing demand deposits	1,068,240			817,106
Other noninterest-bearing liabilities	70,705			83,141
Shareholders’ equity	472,432			443,328
Total liabilities and shareholders’ equity	$5,193,779			$4,500,243
Net interest income (tax-equivalent)		$75,942			$67,784
Interest rate spread			3.08%			3.05%
Net earning assets	$1,240,035			$1,007,207
Net interest margin (tax-equivalent)			3.17%			3.27%
Ratio of average interest-earning assets to average interest-bearing liabilities			134.61%			131.91%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended June 30, 2021 vs. 2020			Six months ended June 30, 2021 vs. 2020
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$38	$(1)	$37	$159	$(306)	$(147)
Investment securities:
Taxable	1,675	(1,474)	201	2,672	(2,632)	40
Tax-exempt	(303)	(2)	(305)	(602)	1	(601)
Total investment securities	1,372	(1,476)	(104)	2,070	(2,631)	(561)
Loans:
Commercial business	296	173	469	2,540	(172)	2,368
Commercial mortgage	1,717	(988)	729	3,711	(4,051)	(340)
Residential real estate loans	129	(374)	(245)	352	(785)	(433)
Residential real estate lines	(146)	(65)	(211)	(302)	(347)	(649)
Consumer indirect	608	(125)	483	567	(15)	552
Other consumer	6	(35)	(29)	26	(129)	(103)
Total loans	2,610	(1,414)	1,196	6,894	(5,499)	1,395
Total interest income	4,020	(2,891)	1,129	9,123	(8,436)	687
Interest expense:
Deposits:
Interest-bearing demand	46	13	59	98	(127)	(29)
Savings and money market	330	(509)	(179)	887	(1,757)	(870)
Time deposits	(161)	(2,231)	(2,392)	(1,072)	(5,325)	(6,397)
Total interest-bearing deposits	215	(2,727)	(2,512)	(87)	(7,209)	(7,296)
Short-term borrowings	(142)	(142)	(284)	(2,289)	1,232	(1,057)
Long-term borrowings	497	(59)	438	996	(114)	882
Total borrowings	355	(201)	154	(1,293)	1,118	(175)
Total interest expense	570	(2,928)	(2,358)	(1,380)	(6,091)	(7,471)
Net interest income	$3,450	$37	$3,487	$10,503	$(2,345)	$8,158

Provision for Credit Losses

The provision for credit losses for the three and six months ended June 30, 2021 were benefits of $4.6 million and $6.6 million, respectively, compared to provisions of $3.7 million and $17.7 million for the corresponding periods in 2020. The benefits in the second quarter and first six months of 2021 were due to continued improvement in the national unemployment forecast, the designated loss driver for our current expected credit loss (“CECL”) model, and positive trends in qualitative factors, resulting in releases of credit loss reserves. The provisions in the second quarter and first six months of 2020 was driven by the adoption of the CECL standard and the impact of the COVID-19 pandemic on the economic environment. The provision for credit losses - loans varies based primarily on forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service charges on deposits	$1,287	$480	$2,579	$2,067
Insurance income	1,147	819	2,543	2,168
Card interchange income	2,194	1,776	4,152	3,378
Investment advisory	2,886	2,251	5,658	4,497
Company owned life insurance	693	462	1,350	927
Investments in limited partnerships	238	(244)	1,093	(31)
Loan servicing	91	50	188	57
Income (loss) from derivative instruments, net	(592)	1,940	1,283	2,686
Net gain on sale of loans held for sale	790	612	1,868	864
Net gain (loss) on investment securities	(3)	674	71	895
Net gain (loss) on other assets	153	(1)	148	63
Net gain (loss) on tax credit investments	276	(40)	191	(80)
Other	1,030	934	2,025	2,132
Total noninterest income	$10,190	$9,713	$23,149	$19,623

Service charges on deposits increased $807 thousand to $1.3 million for the second quarter of 2021, compared to $480 thousand for the second quarter of 2020. For the first six months of 2021, service charges on deposits increased $512 thousand, or 25%, to $2.6 million compared to $2.1 million for the first six months of 2020. The increases were the result of our COVID-19 relief initiatives of temporarily waiving or eliminating fees during the second quarter of 2020.

Insurance income increased $328 thousand, or 40%, to $1.1 million for the second quarter of 2021 compared to $819 thousand for the second quarter of 2020. For the first six months of 2021, insurance income increased $375 thousand to $2.5 million compared to $2.2 million for the first six months of 2020. The increases were primarily due to acquisition of Landmark Group in the first quarter of 2021.

Card interchange income increased $418 thousand, or 40%, to $2.2 million for the second quarter of 2021, compared to $1.8 million for the second quarter of 2020. For the first six months of 2021, card interchange income increased $774 thousand, or 23%, to $4.2 million compared to $3.4 million for the first six months of 2020. The increases were primarily due to an increase in customer transactions.

Investment advisory income increased $635 thousand, or 28%, to $2.9 million for the second quarter of 2021, compared to $2.3 million for the second quarter of 2020. For the first six months of 2021, investment advisory income increased $1.2 million, or 26%, to $5.7 million compared to $4.5 million for the first six months of 2020. The increases were primarily the result of an increase in assets under management driven by a combination of market gains, new customer accounts and contributions to existing accounts in 2021.

Income (loss) from investments in limited partnerships increased $482 thousand, to income of $238 thousand for the second quarter of 2021 compared to a loss of $244 thousand for the second quarter of 2020. For the first six months of 2021, income (loss) from investments in limited partnerships increased $1.1 million, to income of $1.1 million compared to a loss of $31 thousand for the first six months of 2020. We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income from these equity method investments fluctuates based on the maturity and performance of the underlying investments.

Income (loss) from derivative instruments, net decreased $2.5 million to a loss of $592 thousand for the second quarter of 2021 compared to income of $1.9 million for the second quarter of 2020. For the first six months of 2021, income from derivative instruments, net decreased $1.4 million to $1.3 million compared to $2.7 million for the first six months of 2020. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed during the quarter combined with the impact of changes in the fair market value of borrower-facing trades. A lower level of interest rate swap transactions was executed during the second quarter of 2021 and fair market values were negatively impacted by the decrease in longer-term interest rates in 2021.

Net gain (loss) on investment securities was a loss of $3 thousand for the second quarter of 2021 compared to a gain of $674 thousand for the second quarter of 2020. For the first six months of 2021, net gain on investment securities was $71 thousand compared to $895 thousand for the first six months of 2020. The net gains in the second quarter and first six months of 2020 were primarily attributable to the management of premium risk, largely achieved through the sale of $25.9 million of fixed rate mortgage backed securities with higher expected prepayment speeds. Proceeds were reinvested in current coupon bonds, with lower anticipated prepayment behavior.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Salaries and employee benefits	$14,519	$15,074	$28,984	$30,088
Occupancy and equipment	3,286	3,388	6,668	7,144
Professional services	1,603	1,580	3,498	3,732
Computer and data processing	3,460	2,699	6,581	5,372
Supplies and postage	430	517	914	1,070
FDIC assessments	480	539	1,245	911
Advertising and promotions	436	545	760	1,100
Amortization of intangibles	266	287	537	581
Other	2,464	1,946	4,497	4,247
Total noninterest expense	$26,944	$26,575	$53,684	$54,245

Salaries and employee benefits expense decreased by $555 thousand, or 4%, to $14.5 million for the second quarter of 2021 compared to $15.1 million for the second quarter of 2020. For the first six months of 2021, salaries and employee benefits expense decreased by $1.1 million, or 4%, to $29.0 compared to $30.1 million for the first six months of 2020. The decreases reflect a streamlining of retail branches to better align with shifting customer needs and preferences, including the closure of seven branches since the second quarter of 2020.

Computer and data processing expense increased $761 thousand, or 28%, to $3.5 million for the second quarter of 2021 compared to $2.7 million for the second quarter of 2020. For the first six months of 2021, computer and data processing expense increased $1.2 million, or 23%, to $6.6 million compared to $5.4 million for the first six months of 2020. The increases were primarily due to investments in technology, including costs related to the Bank’s ongoing digital banking initiatives.

Other expense increased $518 thousand, or 27%, to $2.5 million for the second quarter of 2021 compared to $1.9 million for the second quarter of 2020. The increase was primarily due to lower education, travel and business development expenses as a result of the stay-at home orders implemented in the second quarter of 2020 in response to the COVID-19 pandemic, combined with lower expense incurred in connection with indirect consumer lending activity, which was significantly lower in the second quarter of 2020.

Our efficiency ratio for the first six months of 2021 was 54.22% compared with 62.70% for the first six months of 2020. The lower efficiency ratio was primarily the result of an increase in net interest income, associated with an increase in average interest-earning assets, and an increase in noninterest income compared to the prior year quarter. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the six months ended June 30, 2021, we recorded income tax expense of $10.7 million, versus $2.8 million for the same period in the prior year. In the first six months of 2021, we recognized tax credit investments resulting in a reduction in income tax expense of $668 thousand, and a net gain recorded in noninterest income of $191 thousand. In the first six months of 2020, we recognized tax credit investments resulting in a reduction in income tax expense of $393 thousand, and a net loss recorded in noninterest income of $80 thousand. For the three months ended June 30, 2021, we recorded income tax expense of $5.4 million, versus $2.4 million for the same period in the prior year.

During the three months ended June 30, 2021, New York State enacted legislation that temporarily increases the corporate tax rate from 6.5% to 7.25% for taxable years beginning in 2021, 2022 and 2023 for taxpayers with New York State income over $5.0 million.  This rate change did not result in a material impact to our tax provision for the three and six months ended June 30, 2021.

Our effective tax rates for the first six months of 2021 and 2020 were 20.8% and 18.4%, respectively. Our effective tax rates for the second quarter of 2021 and 2020 were 21.1% and 18.0%, respectively. The increase in effective tax rates is the result of higher pre-tax earnings in comparison to the prior year. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on Company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2021 and 2020 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$6,249	$6,563	$6,239	$6,635
Mortgage-backed securities:
Agency mortgage-backed securities	888,975	895,858	601,426	620,989
Non-Agency mortgage-backed securities	—	424	—	435
Total available for sale securities	895,224	902,845	607,665	628,059
Securities held to maturity:
State and political subdivisions	113,437	116,820	144,506	148,984
Mortgage-backed securities	105,427	109,224	127,467	133,051
Total held to maturity securities	218,864	226,044	271,973	282,035
Allowance for credit losses - securities	(6)		(7)
Total held to maturity securities, net	218,858		271,966
Total investment securities	$1,114,082	$1,128,889	$879,631	$910,094

The available for sale (“AFS”) investment securities portfolio increased $274.8 million from $628.1 million at December 31, 2020 to $902.8 million at June 30, 2021. The increase from year-end 2020 was primarily due to the deployment of excess liquidity into cash flowing agency backed securities. The AFS portfolio had net unrealized gains of $7.6 million and $20.4 million at June 30, 2021 and December 31, 2020, respectively. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of June 30, 2021. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—%	$6,249	2.42%	$—	—%	$—	—%	$6,249	2.42%
Mortgage-backed securities	4,875	2.17	55,024	2.45	162,075	1.98	667,001	1.50	888,975	1.65
	4,875	2.17	61,273	2.45	162,075	1.98	667,001	1.50	895,224	1.66
Held to maturity debt securities:
State and political subdivisions	39,335	2.08	72,989	1.90	1,113	1.99	—	—	113,437	1.96
Mortgage-backed securities	—	—	2,295	2.28	17,680	2.16	85,452	2.24	105,427	2.22
	39,335	2.08	75,284	1.91	18,793	2.15	85,452	2.24	218,864	2.09
Total investment securities	$44,210	2.09%	$136,557	2.15%	$180,868	2.00%	$752,453	1.59%	$1,114,088	1.74%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the six months ended June 30, 2021 and 2020 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Commercial business	$731,208	20.1%	$794,148	22.1%
Commercial mortgage	1,315,404	36.2	1,253,901	34.9
Total commercial	2,046,612	56.3	2,048,049	57.0
Residential real estate loans	590,303	16.3	599,800	16.7
Residential real estate lines	80,781	2.2	89,805	2.5
Consumer indirect	899,018	24.8	840,421	23.4
Other consumer	15,454	0.4	17,063	0.4
Total consumer	1,585,556	43.7	1,547,089	43.0
Total loans	3,632,168	100.0%	3,595,138	100.0%
Less: Allowance for credit losses - loans	46,365		52,420
Total loans, net	$3,585,803		$3,542,718

Total loans increased $37.0 million to $3.63 billion at June 30, 2021 from $3.60 billion at December 31, 2020. The increase in loans was primarily attributable to our organic growth initiatives.

Commercial loans decreased $1.4 million during the six months ended June 30, 2021 and represented 56.3% of total loans as of June 30, 2021. The decrease was due to a decrease of $76.0 million in PPP loans, net of deferred fees, from $248.0 million at December 31, 2020 to $171.9 million at June 30, 2021. The decrease in commercial loans was partially offset by an increase in commercial mortgage loans and commercial business loans, excluding PPP loans, of $61.5 million and $13.1 million, respectively, primarily as a result of our continued commercial business development efforts.

The consumer indirect portfolio totaled $899.0 million and represented 24.8% of total loans as of June 30, 2021. During the first six months of 2021, we originated $230.0 million in indirect auto loans with a mix of approximately 28% new auto and 72% used auto. During the first six months of 2020, we originated $135.6 million in indirect auto loans with a mix of approximately 30% new auto and 70% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $3.9 million and $4.3 million as of June 30, 2021 and December 31, 2020, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $256.4 million and $241.7 million as of June 30, 2021 and December 31, 2020, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Credit Losses - Loans

The following table summarizes the activity in the allowance for credit losses - loans for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Allowance for credit losses - loans, beginning of period, prior to adoption of ASC 326				$30,482
Impact of adopting ASC 326				9,594
Allowance for credit losses - loans, beginning of period, after adoption of ASC 326	$49,828	$43,356	$52,420	40,076
Charge-offs:
Commercial business	92	25	178	8,266
Commercial mortgage	—	1,072	203	1,072
Residential real estate loans	56	2	67	100
Residential real estate lines	—	—	70	—
Consumer indirect	1,157	2,554	3,570	5,978
Other consumer	424	70	505	339
Total charge-offs	1,729	3,723	4,593	15,755
Recoveries:
Commercial business	379	1,483	617	1,541
Commercial mortgage	7	—	7	—
Residential real estate loans	59	8	64	18
Residential real estate lines	—	—	—	3
Consumer indirect	1,583	1,379	3,253	3,047
Other consumer	95	67	159	217
Total recoveries	2,123	2,937	4,100	4,826
Net (recoveries) charge-offs	(394)	786	493	10,929
Provision (benefit) for credit losses - loans	(3,857)	3,746	(5,562)	17,169
Allowance for credit losses - loans, end of period	$46,365	$46,316	$46,365	$46,316

Net loan (recoveries) charge-offs to average loans (annualized)	-0.04%	0.09%	0.03%	0.66%
Allowance for credit losses - loans to total loans	1.28%	1.33%	1.28%	1.33%
Allowance for credit losses - loans to non-performing loans	699%	351%	699%	351%

The Company adopted CECL effective January 1, 2020, which resulted in an increase to the allowance for credit losses - loans of $9.6 million and established a reserve for unfunded commitments of $2.1 million, for a total pre-tax cumulative effect adjustment of $11.7 million.

The allowance for credit losses for Pooled Loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information.  Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s Loan Review function. The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, troubled debt restructurings (“TDRs”), and other loans deemed appropriate by management, collectively referred to as collateral dependent loans.  See Note 6, Loans, of the notes to consolidated financial statements for further details on collateral dependent loans.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net recoveries of $394 thousand in the second quarter of 2021 represented 0.04% of average loans on an annualized basis compared to net charge-offs of $786 thousand, or 0.09%, in the second quarter of 2020. For the six months ended June 30, 2021, net charge-offs of $493 thousand represented 0.03% of average loans, compared to $10.9 million or 0.66% of average loans for the same period in 2020. The decrease in net charge-offs in the six months ended June 30, 2021 was primarily due to an $8.2 million partial charge-off of an $11.9 million commercial loan downgraded in the first quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of the COVID-19 pandemic. The allowance for credit losses - loans was $46.4 million at June 30, 2021, compared with $52.4 million at December 31, 2020. The ratio of the allowance for credit losses -loans to total loans was 1.28% and 1.46% at June 30, 2021 and December 31, 2020, respectively. The ratio of allowance for credit losses - loans to non-performing loans was 699% at June 30, 2021, compared with 551% at December 31, 2020.

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	June 30, 2021	December 31, 2020
Nonaccrual loans:
Commercial business	$1,555	$1,975
Commercial mortgage	885	2,906
Residential real estate loans	2,615	2,587
Residential real estate lines	280	323
Consumer indirect	1,250	1,495
Other consumer	8	—
Total nonaccrual loans	6,593	9,286
Accruing loans 90 days or more delinquent	42	231
Total non-performing loans	6,635	9,517
Foreclosed assets	646	2,966
Total non-performing assets	$7,281	$12,483
Non-performing loans to total loans	0.18%	0.26%
Non-performing assets to total assets	0.14%	0.25%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at June 30, 2021 were $7.3 million, a decrease of $5.2 million from the $12.5 million balance at December 31, 2020. The primary component of non-performing assets is non-performing loans, which were $6.6 million or 0.18% of total loans at June 30, 2021, compared with $9.5 million or 0.26% of total loans at December 31, 2020.

Approximately $2.1 million, or 32%, of the $6.6 million in non-performing loans as of June 30, 2021 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are TDRs of $0 and $200 thousand at June 30, 2021 and December 31, 2020, respectively. There were no TDRs accruing interest as of June 30, 2021 and December 31, 2020.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented one property totaling $646 thousand at June 30, 2021 and two properties totaling $3.0 million at December 31, 2020. The decrease in foreclosed assets during the first six months of 2021 was the result of the sale of an asset on which foreclosure occurred in the third quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and partial charge-off in the first quarter of 2020 were precipitated by the impact of the COVID-19 pandemic.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $28.9 million and $17.9 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2021 and December 31, 2020, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,121,827	24.1%	$1,018,549	23.8%
Interest-bearing demand	799,299	17.2	731,885	17.1
Savings and money market	1,796,813	38.5	1,642,340	38.4
Time deposits < $250,000	768,161	16.5	684,885	16.0
Time deposits of $250,000 or more	173,121	3.7	200,708	4.7
Total deposits	$4,659,221	100.0%	$4,278,367	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2021, total deposits were $4.66 billion, representing an increase of $380.9 million from December 31, 2020. The increase was due to growth in public, non-public demand, reciprocal and brokered deposits. Time deposits were approximately 20% and 21% of total deposits at June 30, 2021 and December 31, 2020, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.71 billion and $2.55 billion at June 30, 2021 and December 31, 2020, respectively, and represented 58% and 60% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $977.1 million and $834.9 million at June 30, 2021 and December 31, 2020, respectively, and represented 21% and 20% of total deposits as of the end of each period, respectively. The increase in public deposits during 2021 was due largely to seasonality.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all reciprocal deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of EGRRCPA, reciprocal deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits. Reciprocal deposits totaled $762.2 million at June 30, 2021, compared to $612.3 million at December 31, 2020. Reciprocal deposits represented 16% and 14% of total deposits as of the end of each period, respectively.

Brokered deposits totaled $210.9 million and $279.6 million at June 30, 2021 and December 31, 2020, respectively, and represented 5% and 7% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020
Short-term borrowings - FHLB	$—	$5,300
Long-term borrowings - Subordinated notes, net	73,756	73,623
Total borrowings	$73,756	$78,923

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. We had no short-term FHLB borrowings at June 30, 2021 and no amount of short-term FHLB borrowings outstanding at any month-end during the six months ended June 30, 2021. Short-term FHLB borrowings at December 31, 2020 consisted of $5.3 million in short-term borrowings. The decline in short-term borrowings at June 30, 2021, was the result of the Company’s decision to utilize brokered deposits as a cost-effective alternative to FHLB borrowings. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $201.8 million of immediate credit capacity with the FHLB as of June 30, 2021. We had approximately $575.7 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at June 30, 2021. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $130.0 million and $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of June 30, 2021 and December 31, 2020, respectively. Additionally, we had approximately $407.3 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At June 30, 2021, no amounts have been drawn on the line of credit.

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy.  While funding pressures have not occurred, management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows.  As of June 30, 2021, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB, the FRB and brokered deposit relationships. The primary source of our non-deposit short-term borrowings is FHLB advances, of which we had $0 outstanding at June 30, 2021 due to the excess liquidity position partially due to the seasonal inflow of public deposits. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $907.5 million from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2021. The line of credit has a one-year term and matures in May 2022. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $206.4 million as of June 30, 2021, up $112.5 million from $93.9 million as of December 31, 2020. Net cash provided by operating activities totaled $30.9 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $278.8 million, which included outflows of $37.5 million for net loan originations, and $236.7 million from net investment securities transactions. Net cash provided by financing activities of $360.4 million was attributed to a $380.9 million increase in deposits, partially offset by a $5.3 million decrease in short-term borrowings, $6.0 million in common stock repurchases and $9.2 million in dividend payments. The increase in the period end cash balance was due to growth in public, non-public demand, reciprocal and brokered deposits.

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

Shareholders’ equity was $487.1 million at June 30, 2021, an increase of $18.8 million from $468.4 million at December 31, 2020. Net income for the six months ended June 30, 2021 increased shareholders’ equity by $40.9 million, offset by common and preferred stock dividends declared of $9.3 million. Accumulated other comprehensive loss included in shareholders’ equity increased $8.1 million during the first six months of 2021 due primarily to lower net unrealized gains on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. As of June 30, 2021, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks.

The following table reflects the ratios and their components (dollars in thousands):

	June 30,	December 31,
	2021	2020
Common shareholders’ equity	$469,834	$451,035
Add: CECL transitional amount	10,287	12,061
Less: Goodwill and other intangible assets	71,672	71,235
Net unrealized gain on investment securities (1)	5,343	14,743
Hedging derivative instruments	747	(316)
Net periodic pension and postretirement benefits plan adjustments	(12,024)	(12,299)
Other	—	—
Common Equity Tier 1 (“CET1”) Capital	414,383	389,733
Plus: Preferred stock	17,292	17,328
Less: Other	—	—
Tier 1 Capital	431,675	407,061
Plus: Qualifying allowance for credit losses	35,188	40,509
Subordinated Notes	73,756	73,623
Total regulatory capital	$540,619	$521,193
Adjusted average total assets (for leverage capital purposes)	$5,287,222	$4,933,597
Total risk-weighted assets	$3,992,859	$3,844,380
Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.16%	8.25%
CET1 Capital (CET1 capital to total risk-weighted assets)	10.38	10.14
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.81	10.59
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	13.54	13.56

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

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

The following table presents actual and required capital ratios as of June 30, 2021 and December 31, 2020 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Tier 1 leverage:
Company	$431,675	8.16%	$211,489	4.00%	$264,361	5.00%
Bank	470,805	8.92	211,194	4.00	263,993	5.00
CET1 capital:
Company	414,383	10.38	279,500	7.00	259,536	6.50
Bank	470,805	11.82	278,881	7.00	258,961	6.50
Tier 1 capital:
Company	431,675	10.81	339,393	8.50	319,429	8.00
Bank	470,805	11.82	338,642	8.50	318,722	8.00
Total capital:
Company	540,619	13.54	419,250	10.50	399,286	10.00
Bank	505,992	12.70	418,322	10.50	398,402	10.00
December 31, 2020
Tier 1 leverage:
Company	$407,061	8.25%	$197,344	4.00%	$246,680	5.00%
Bank	441,929	8.97	197,064	4.00	246,330	5.00
CET1 capital:
Company	389,733	10.14	269,107	7.00	249,885	6.50
Bank	441,929	11.52	268,483	7.00	249,306	6.50
Tier 1 capital:
Company	407,061	10.59	326,772	8.50	307,550	8.00
Bank	441,929	11.52	326,015	8.50	306,838	8.00
Total capital:
Company	521,193	13.56	403,660	10.50	384,438	10.00
Bank	482,439	12.58	402,725	10.50	383,547	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2020 to June 30, 2021, aside from asset growth due to an increased liquidity position.  The increased liquidity position resulted from continued deposit growth and drove investment security purchases and an excess Federal Reserve interest earning cash balance at quarter end. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending June 30, 2022 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(2,756)	$2,388	$5,150	$7,749
% Change	-1.90%	1.65%	3.56%	5.35%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2021 and December 31, 2020 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2021 and December 31, 2020. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	June 30, 2021			December 31, 2020
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$687,342			$583,156
- 100 Basis Points	651,753	$(35,589)	-5.18%	574,345	$(8,811)	-1.51%
+100 Basis Points	722,418	35,076	5.10	617,768	34,612	5.94
+ 200 Basis Points	752,720	65,378	9.51	638,224	55,068	9.44
+ 300 Basis Points	772,760	85,418	12.43	651,518	68,362	11.72

The increase in the Pre-Shock Scenario EVE at June 30, 2021 compared to December 31, 2020 is the result of growth in investments. The increase in the -100 basis point Rate Shock Scenario to EVE is a result of the growth in deposits over the last two quarters, compounded with the growth of fixed rate long-term assets not receiving the full benefit in value appreciation typically observed in down rate scenarios.

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In February 2020, we agreed to engage in mediation with the plaintiffs and the mediation commenced in May 2021.  On October 19, 2020, the Court granted plaintiffs’ motion for judgment on the pleadings dismissing our affirmative defense against one named New York plaintiff that his claim was time-barred under New York law, applying a six-year statute of limitations rather than the three years limitation period we had argued. The plaintiff’s motion for class certification was argued on June 16, 2021 and the motion remains pending.

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

ITEM 6.        Exhibits

(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

10.1+	Financial Institutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, August 9, 2021
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	, August 9, 2021
W. Jack Plants II
Senior Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, August 9, 2021
Sonia M. Dumbleton
Senior Vice President and Controller
(Principal Accounting Officer)