Form 10-Q
period 2021-09-30
FINANCIAL INSTITUTIONS INC
filed 2021-11-08
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The registrant had 15,837,725 shares of Common Stock, $0.01 par value, outstanding as of October 31, 2021.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$288,426	$93,878
Securities available for sale, at fair value	1,097,950	628,059
Securities held to maturity, at amortized cost (net of allowance for credit losses of $5 and $7, respectively) (fair value of $224,164 and $282,035, respectively)	218,135	271,966
Loans held for sale	5,916	4,305
Loans (net of allowance for credit losses of $45,444 and $52,420, respectively)	3,608,455	3,542,718
Company owned life insurance	123,034	100,895
Premises and equipment, net	40,605	40,610
Goodwill and other intangible assets, net	74,659	73,789
Other assets	166,013	156,086
Total assets	$5,623,193	$4,912,306
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,144,852	$1,018,549
Interest-bearing demand	893,976	731,885
Savings and money market	2,015,855	1,642,340
Time deposits	920,280	885,593
Total deposits	4,974,963	4,278,367
Short-term borrowings	—	5,300
Long-term borrowings, net of issuance costs of $1,166 and $1,377, respectively	73,834	73,623
Other liabilities	80,383	86,653
Total liabilities	5,129,180	4,443,943
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,486 and 171,847 shares issued, respectively	17,149	17,185
Total preferred equity	17,292	17,328
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	125,785	125,118
Retained earnings	369,019	324,850
Accumulated other comprehensive (loss) income	(12,116)	2,128
Treasury stock, at cost – 257,475 and 57,630 shares, respectively	(6,128)	(1,222)
Total shareholders’ equity	494,013	468,363
Total liabilities and shareholders’ equity	$5,623,193	$4,912,306

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$36,242	$35,602	$109,694	$107,659
Interest and dividends on investment securities	4,918	4,086	13,603	13,206
Other interest income	67	31	155	266
Total interest income	41,227	39,719	123,452	121,131
Interest expense:
Deposits	1,894	3,370	6,294	15,066
Short-term borrowings	—	232	119	1,408
Long-term borrowings	1,060	618	3,177	1,853
Total interest expense	2,954	4,220	9,590	18,327
Net interest income	38,273	35,499	113,862	102,804
(Benefit) provision for credit losses	(541)	4,028	(7,144)	21,689
Net interest income after (benefit) provision for credit losses	38,814	31,471	121,006	81,115
Noninterest income:
Service charges on deposits	1,502	1,254	4,081	3,321
Insurance income	1,864	1,357	4,407	3,525
Card interchange income	2,118	1,943	6,270	5,321
Investment advisory	2,969	2,443	8,627	6,940
Company owned life insurance	776	470	2,126	1,397
Investments in limited partnerships	694	(105)	1,787	(136)
Loan servicing	105	49	293	106
Income from derivative instruments, net	377	1,931	1,660	4,617
Net gain on sale of loans held for sale	600	1,397	2,468	2,261
Net gain on investment securities	—	554	71	1,449
Net gain (loss) on other assets	138	(55)	286	8
Net (loss) gain on tax credit investments	(129)	(40)	62	(120)
Other	1,069	1,019	3,094	3,151
Total noninterest income	12,083	12,217	35,232	31,840
Noninterest expense:
Salaries and employee benefits	15,798	15,085	44,782	45,173
Occupancy and equipment	3,834	3,263	10,502	10,407
Professional services	1,600	1,242	5,098	4,974
Computer and data processing	3,579	3,250	10,160	8,622
Supplies and postage	447	463	1,361	1,533
FDIC assessments	697	594	1,942	1,505
Advertising and promotions	474	955	1,234	2,055
Amortization of intangibles	264	280	801	861
Restructuring charges	—	1,362	—	1,362
Other	2,476	1,981	6,973	6,228
Total noninterest expense	29,169	28,475	82,853	82,720
Income before income taxes	21,728	15,213	73,385	30,235
Income tax expense	4,553	2,940	15,300	5,703
Net income	$17,175	$12,273	$58,085	$24,532
Preferred stock dividends	364	365	1,095	1,096
Net income available to common shareholders	$16,811	$11,908	$56,990	$23,436
Earnings per common share (Note 4):
Basic	$1.06	$0.74	$3.60	$1.46
Diluted	$1.05	$0.74	$3.58	$1.46
Cash dividends declared per common share	$0.27	$0.26	$0.81	$0.78

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$17,175	$12,273	$58,085	$24,532
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	(6,400)	(69)	(15,800)	13,778
Hedging derivative instruments	80	123	1,143	(174)
Pension and post-retirement obligations	138	233	413	700
Total other comprehensive income (loss), net of tax	(6,182)	287	(14,244)	14,304
Comprehensive income	$10,993	$12,560	$43,841	$38,836

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and nine months ended September 30, 2021 and 2020

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2020	$17,328	$161	$125,118	$324,850	$2,128	$(1,222)	$468,363
Comprehensive income:
Net income	—	—	—	20,710	—	—	20,710
Other comprehensive loss, net of tax	—	—	—	—	(12,700)	—	(12,700)
Common stock issued	—	—	3	—	—	298	301
Purchases of common stock for treasury	—	—	—	—	—	(5,963)	(5,963)
Purchases of 8.48% preferred stock	(6)	—	—	—	—	—	(6)
Share-based compensation plans:
Share-based compensation	—	—	216	—	—	—	216
Restricted stock units released	—	—	(446)	—	—	446	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.27 per share	—	—	—	(4,272)	—	—	(4,272)
Balance at March 31, 2021	$17,322	$161	$124,891	$340,923	$(10,572)	$(6,441)	$466,284
Comprehensive income:
Net income	—	—	—	20,200	—	—	20,200
Other comprehensive income, net of tax	—	—	—	—	4,638	—	4,638
Purchases of common stock for treasury	—	—	—	—	—	(1)	(1)
Purchases of 8.48% preferred stock	(30)	—	(7)	—	—	—	(37)
Share-based compensation plans:
Share-based compensation	—	—	562	—	—	—	562
Restricted stock awards issued	—	—	(223)	—	—	223	—
Stock awards	—	—	30	—	—	88	118
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.27 per share	—	—	—	(4,272)	—	—	(4,272)
Balance at June 30, 2021	$17,292	$161	$125,253	$356,485	$(5,934)	$(6,131)	$487,126
Comprehensive income:
Net income	—	—	—	17,175	—	—	17,175
Other comprehensive loss, net of tax	—	—	—	—	(6,182)	—	(6,182)
Purchases of common stock for treasury	—	—	—	—	—	(3)	(3)
Share-based compensation plans:
Share-based compensation	—	—	538	—	—	—	538
Restricted stock units released	—	—	(6)	—	—	6	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(363)	—	—	(363)
Common-$0.27 per share	—	—	—	(4,277)	—	—	(4,277)
Balance at September 30, 2021	$17,292	$161	$125,785	$369,019	$(12,116)	$(6,128)	$494,013

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three and nine months ended September 30, 2021 and 2020

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2019	$17,328	$161	$124,582	$313,364	$(14,513)	$(1,975)	$438,947
Cumulative-effect adjustment	—	—	—	(8,719)	—	—	(8,719)
Balance at January 1, 2020	$17,328	$161	$124,582	$304,645	$(14,513)	$(1,975)	$430,228
Comprehensive income:
Net income	—	—	—	1,127	—	—	1,127
Other comprehensive income, net of tax	—	—	—	—	12,431	—	12,431
Purchases of common stock for treasury	—	—	—	—	—	(196)	(196)
Share-based compensation plans:
Share-based compensation	—	—	332	—	—	—	332
Restricted stock units released	—	—	(469)	—	—	469	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.26 per share	—	—	—	(4,164)	—	—	(4,164)
Balance at March 31, 2020	$17,328	$161	$124,445	$301,243	$(2,082)	$(1,702)	$439,393
Comprehensive income:
Net income	—	—	—	11,132	—	—	11,132
Other comprehensive income, net of tax	—	—	—	—	1,586	—	1,586
Share-based compensation plans:
Share-based compensation	—	—	369	—	—	—	369
Restricted stock awards issued	—	—	(272)	—	—	272	—
Stock awards	—	—	(19)	—	—	114	95
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.26 per share	—	—	—	(4,164)	—	—	(4,164)
Balance at June 30, 2020	$17,328	$161	$124,523	$307,845	$(496)	$(1,316)	$448,045
Comprehensive income:
Net income	—	—	—	12,273	—	—	12,273
Other comprehensive income, net of tax	—	—	—	—	287	—	287
Share-based compensation plans:
Share-based compensation	—	—	289	—	—	—	289
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.26 per share	—	—	—	(4,168)	—	—	(4,168)
Balance at September 30, 2020	$17,328	$161	$124,812	$315,585	$(209)	$(1,316)	$456,361

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$58,085	$24,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,067	5,924
Net amortization of premiums on securities	3,845	2,313
(Benefit) provision for credit losses	(7,144)	21,689
Share-based compensation	1,316	990
Deferred income tax benefit	(6,885)	(2,692)
Proceeds from sale of loans held for sale	63,331	63,995
Originations of loans held for sale	(62,474)	(64,586)
Income on company owned life insurance	(2,126)	(1,397)
Net gain on sale of loans held for sale	(2,468)	(2,261)
Net gain on investment securities	(71)	(1,449)
Net gain on other assets	(286)	(8)
Noncash restructuring charges against assets	76	—
Increase in other assets	(2,513)	(42,243)
(Decrease) increase in other liabilities	(9,286)	15,491
Net cash provided by operating activities	39,467	20,298
Cash flows from investing activities:
Purchases of available for sale securities	(650,713)	(215,433)
Purchases of held to maturity securities	(17,009)	(6,008)
Proceeds from principal payments, maturities and calls on available for sale securities	115,688	85,766
Proceeds from principal payments, maturities and calls on held to maturity securities	69,954	73,120
Proceeds from sales of securities available for sale	51,891	50,207
Net loan originations	(59,841)	(361,935)
Purchases of company owned life insurance, net of proceeds received	(20,013)	(8)
Proceeds from sales of other assets	3,425	482
Purchases of premises and equipment	(8,357)	(2,800)
Cash consideration paid for acquisition, net of cash acquired	(1,420)	—
Net cash used in investing activities	(516,395)	(376,609)
Cash flows from financing activities:
Net increase in deposits	696,596	809,253
Net decrease in short-term borrowings	(5,300)	(270,200)
Repurchase of preferred stock	(43)	—
Purchases of common stock for treasury	(5,967)	(196)
Cash dividends paid to common and preferred shareholders	(13,810)	(13,423)
Net cash provided by financing activities	671,476	525,434
Net increase in cash and cash equivalents	194,548	169,123
Cash and cash equivalents, beginning of period	93,878	112,947
Cash and cash equivalents, end of period	$288,426	$282,070

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
•
Mortgage Forbearance - Under the CARES Act, a borrower with a federally backed mortgage loan that was experiencing financial hardship due to COVID-19 was able to request a forbearance until September 30, 2021.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATIOY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As part of the first round of PPP loans we have helped more than 1,700 customers obtain more than $270 million in loans as of December 31, 2020. We have helped customers complete the forgiveness process for approximately $239 million of PPP loans in the first nine months of 2021. Also, during the first nine months of 2021, we have helped customers obtain approximately $107 million of new PPP loans under the second round of the PPP. Additionally, as of September 30, 2021, approximately 2% of our commercial loan and mortgage customers, 1% of our residential real estate loans and lines customers and less than 1% of our indirect loans customers have active payment deferrals, in accordance with the previously noted loan modifications under the CARES Act or agencies guidelines.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the nine months ended September 30 (in thousands):

	2021	2020
Supplemental information:
Cash paid for interest	$12,100	$23,533
Cash paid for income taxes	10,800	5,656
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	—	2,966
Accrued and declared unpaid dividends	4,641	4,534
Common stock issued for acquisition	301	—
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	712	—

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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The ASU clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and applies through December 31, 2022. The adoption of this guidance resulted in the application of certain practical expedients, which did not have a material effect on the Company's consolidated financial statements.

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

On August 2, 2021, SDN completed the acquisition of the assets of North Woods Capital Benefits LLC ("North Woods"), an employee benefits and human resources advisory firm. As a result of the acquisition, SDN recorded goodwill of $399 thousand and other intangible assets of $263 thousand. The goodwill and other intangible assets are expected to be deductible for income tax purposes. The allocation of acquisition cost to the assets acquired and liabilities assumed and pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

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

In October 2020, the Company announced the planned closure of one additional branch that closed in January 2021. This location was not included in the branch consolidations announced in July 2020, as alternative options were being considered and consolidation was not possible given its significant distance from other Bank branches.

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

The following table represents the consolidated statements of income classification of the Company's restructuring charges (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Income Statement Location	2021	2020	2021	2020

Severance costs	Salaries and employee benefits	$—	$224	$—	$224
Lease termination costs	Restructuring charges	—	454	—	454
Valuation adjustments	Restructuring charges	—	908	—	908
Total		$—	$1,586	$—	$1,586

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) RESTRUCTURING CHARGES (Continued)

The following table represents the changes in the restructuring reserve (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,088	$—	$1,245	$—
Restructuring charges	—	1,586	—	1,586
Cash payments	(33)	(249)	(179)	(249)
Charges against assets	(456)	—	(467)	—
Balance at end of period	$599	$1,337	$599	$1,337

In contemplation of the transactions noted above, certain long-lived assets have met the held for sale criteria as of September 30, 2021. The Company reclassified $4.7 million from premises and equipment, net to other assets on the consolidated statement of financial condition as of September 30, 2021. No long-lived assets were reclassified as held for sale as of December 31, 2020.

(4.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income available to common shareholders	$16,811	$11,908	$56,990	$23,436
Weighted average common shares outstanding:
Total shares issued	16,100	16,100	16,100	16,100
Unvested restricted stock awards	(5)	(7)	(6)	(5)
Treasury shares	(258)	(62)	(244)	(77)
Total basic weighted average common shares outstanding	15,837	16,031	15,850	16,018
Incremental shares from assumed:
Exercise of stock options	—	—	—	—
Vesting of restricted stock awards	99	27	90	40
Total diluted weighted average common shares outstanding	15,936	16,058	15,940	16,058
Basic earnings per common share	$1.06	$0.74	$3.60	$1.46
Diluted earnings per common share	$1.05	$0.74	$3.58	$1.46

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock options	—	—	—	—
Restricted stock awards	—	71	4	49
Total	—	71	4	49

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2021
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$6,253	$278	$—	$6,531
Mortgage-backed securities:
Federal National Mortgage Association	575,861	8,847	4,973	579,735
Federal Home Loan Mortgage Corporation	390,062	1,257	6,195	385,124
Government National Mortgage Association	92,793	468	935	92,326
Collateralized mortgage obligations:
Federal National Mortgage Association	17,689	67	132	17,624
Federal Home Loan Mortgage Corporation	16,318	—	128	16,190
Privately issued	—	420	—	420
Total mortgage-backed securities	1,092,723	11,059	12,363	1,091,419
Total available for sale securities	$1,098,976	$11,337	$12,363	$1,097,950
Securities held to maturity:
State and political subdivisions	$116,812	$2,897	$196	$119,513
Mortgage-backed securities:
Federal National Mortgage Association	9,535	539	—	10,074
Federal Home Loan Mortgage Corporation	8,835	203	132	8,906
Government National Mortgage Association	29,172	1,009	—	30,181
Collateralized mortgage obligations:
Federal National Mortgage Association	21,668	644	—	22,312
Federal Home Loan Mortgage Corporation	26,125	894	—	27,019
Government National Mortgage Association	5,993	166	—	6,159
Total mortgage-backed securities	101,328	3,455	132	104,651
Total held to maturity securities	218,140	$6,352	$328	$224,164
Allowance for credit losses - securities	(5)
Total held to maturity securities, net	$218,135
December 31, 2020
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$6,239	$396	$—	$6,635
Mortgage-backed securities:
Federal National Mortgage Association	350,627	15,549	44	366,132
Federal Home Loan Mortgage Corporation	225,645	3,155	24	228,776
Government National Mortgage Association	22,107	830	—	22,937
Collateralized mortgage obligations:
Federal National Mortgage Association	3,047	97	—	3,144
Federal Home Loan Mortgage Corporation	—	—	—	—
Privately issued	—	435	—	435
Total mortgage-backed securities	601,426	20,066	68	621,424
Total available for sale securities	$607,665	$20,462	$68	$628,059

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020 (continued)
Securities held to maturity:
State and political subdivisions	$144,506	$4,478	$—	$148,984
Mortgage-backed securities:
Federal National Mortgage Association	10,776	703	—	11,479
Federal Home Loan Mortgage Corporation	5,858	382	—	6,240
Government National Mortgage Association	37,084	1,578	—	38,662
Collateralized mortgage obligations:
Federal National Mortgage Association	29,988	1,075	—	31,063
Federal Home Loan Mortgage Corporation	35,897	1,581	—	37,478
Government National Mortgage Association	7,864	265	—	8,129
Total mortgage-backed securities	127,467	5,584	—	133,051
Total held to maturity securities	271,973	$10,062	$—	$282,035
Allowance for credit losses - securities	(7)
Total held to maturity securities, net	$271,966

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $1.9 million and $1.2 million as of September 30, 2021 and December 31, 2020. For held to maturity (“HTM”) debt securities, AIR totaled $1.0 million and $905 thousand as of September 30, 2021 and December 31, 2020, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three months ended September 30, 2021 and 2020, credit loss expense (credit) for HTM investment securities was $(1) thousand and $0, respectively. For the nine months ended September 30, 2021 and 2020, credit loss expense (credit) for HTM investment securities was $(2) thousand and $(6) thousand, respectively.

Investment securities with a total fair value of $861.2 million and $567.4 million at September 30, 2021 and December 31, 2020, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Proceeds from sales	$—	$20,576	$51,891	$50,207
Gross realized gains	—	554	251	1,170
Gross realized losses	—	—	180	9

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2021 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$4,863	$4,891
Due from one to five years	62,802	65,773
Due after five years through ten years	175,663	180,702
Due after ten years	855,648	846,584
Total available for sale securities	$1,098,976	$1,097,950
Debt securities held to maturity:
Due in one year or less	$36,191	$36,543
Due from one to five years	72,707	75,317
Due after five years through ten years	20,848	21,233
Due after ten years	88,394	91,071
Total held to maturity securities	$218,140	$224,164

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2021
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
Federal National Mortgage Association	328,931	4,650	9,173	323	338,104	4,973
Federal Home Loan Mortgage Corporation	335,977	5,977	7,676	218	343,653	6,195
Government National Mortgage Association	79,351	935	—	—	79,351	935
Collateralized mortgage obligations:
Federal National Mortgage Association	7,818	132	—	—	7,818	132
Federal Home Loan Mortgage Corporation	16,190	128	—	—	16,190	128
Privately issued	—	—	—	—	—	—
Total mortgage-backed securities	768,267	11,822	16,849	541	785,116	12,363
Total available for sale securities	768,267	11,822	16,849	541	785,116	12,363
Total temporarily impaired securities	$768,267	$11,822	$16,849	$541	$785,116	$12,363
December 31, 2020
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
Federal National Mortgage Association	18,155	44	—	—	18,155	44
Federal Home Loan Mortgage Corporation	10,932	24	—	—	10,932	24
Government National Mortgage Association	—	—	—	—	—	—
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	8	—	8	—
Federal Home Loan Mortgage Corporation	—	—	—	—	—	—
Privately issued	—	—	—	—	—	—
Total mortgage-backed securities	29,087	68	8	—	29,095	68
Total available for sale securities	29,087	68	8	—	29,095	68
Total temporarily impaired securities	$29,087	$68	$8	$—	$29,095	$68

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

The total number of securities positions in the investment portfolio in an unrealized loss position at September 30, 2021 was 99 compared to eight at December 31, 2020. At September 30, 2021, the Company had positions in six investment securities with a fair value of $16.8 million and a total unrealized loss of $541 thousand dollars that has been in a continuous unrealized loss position for more than 12 months. At September 30, 2021, there were a total of 93 securities positions in the Company’s investment portfolio with a fair value of $768.3 million and a total unrealized loss of $11.8 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2020, the Company had a position in one investment security with a fair value of eight thousand dollars and a total unrealized loss of less than one thousand dollars that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2020, there were a total of seven securities positions in the Company’s investment portfolio with a fair value of $29.1 million and a total unrealized loss of $68 thousand that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of September 30, 2021 and December 31, 2020, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of September 30, 2021, $111.0 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $5.8 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2020, $135.7 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $8.5 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, one municipal bond was rated below investment grade, with a BB+ Standard & Poor’s equivalent rating. The below investment grade bond represented exposure of $279 thousand, or 0.19% of the municipal bond portfolio and had been closely monitored for repayment.

As of September 30, 2021 and December 31, 2020, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
September 30, 2021
Commercial business	$689,819	$(3,628)	$686,191
Commercial mortgage	1,350,932	(2,382)	1,348,550
Residential real estate loans	570,435	13,656	584,091
Residential real estate lines	76,214	2,982	79,196
Consumer indirect	907,185	33,352	940,537
Other consumer	15,206	128	15,334
Total	$3,609,791	$44,108	3,653,899
Allowance for credit losses - loans			(45,444)
Total loans, net			$3,608,455
December 31, 2020
Commercial business	$798,409	$(4,261)	$794,148
Commercial mortgage	1,256,525	(2,624)	1,253,901
Residential real estate loans	586,537	13,263	599,800
Residential real estate lines	86,708	3,097	89,805
Consumer indirect	812,816	27,605	840,421
Other consumer	16,913	150	17,063
Total	$3,557,908	$37,230	3,595,138
Allowance for credit losses - loans			(52,420)
Total loans, net			$3,542,718

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $5.9 million and $4.3 million as of September 30, 2021 and December 31, 2020, respectively.

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act established the PPP, an expansion of the SBA’s 7(a) loan program and the EIDL, administered directly by the SBA. The Company had $121.4 million and $253.1 million of PPP loans (included in Commercial business above) as of September 30, 2021 and December 31, 2020, respectively. In addition, the CARES Act provides that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Accordingly, the Company had $532.4 million of loans with modifications related to COVID-19 during 2020, with $61.4 million and $113.0 million still on deferral as of September 30, 2021 and December 31, 2020, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2021 and December 31, 2020, AIR for loans totaled $12.8 million and $13.6 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
September 30, 2021
Commercial business	$11,489	$—	$—	$11,489	$1,046	$677,284	$689,819	$498
Commercial mortgage	272	—	—	272	874	1,349,786	1,350,932	344
Residential real estate loans	543	80	—	623	2,457	567,355	570,435	2,457
Residential real estate lines	55	24	—	79	192	75,943	76,214	192
Consumer indirect	4,499	899	—	5,398	2,104	899,683	907,185	2,104
Other consumer	85	—	1	86	2	15,118	15,206	2
Total loans, gross	$16,943	$1,003	$1	$17,947	$6,675	$3,585,169	$3,609,791	$5,597
December 31, 2020
Commercial business	$264	$87	$—	$351	$1,975	$796,083	$798,409	$1,502
Commercial mortgage	822	26	—	848	2,906	1,252,771	1,256,525	2,709
Residential real estate loans	984	60	—	1,044	2,587	582,906	586,537	2,587
Residential real estate lines	40	15	—	55	323	86,330	86,708	323
Consumer indirect	3,966	1,348	—	5,314	1,495	806,007	812,816	1,495
Other consumer	133	18	231	382	—	16,531	16,913	—
Total loans, gross	$6,209	$1,554	$231	$7,994	$9,286	$3,540,628	$3,557,908	$8,616

The Company had $11.4 million of PPP loans 30-59 days past due (included in Commercial business above) as of September 30, 2021. Repayment of PPP loans is 100% secured by guarantees from the SBA.

There were no loans past due greater than 90 days and still accruing interest as of September 30, 2021 and December 31, 2020. There were $1 thousand and $231 thousand in consumer overdrafts which were past due greater than 90 days as of September 30, 2021 and December 31, 2020, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

The Company recognized no interest income on nonaccrual loans during the nine months ended September 30, 2021 and 2020.

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

There were no loans modified as a TDR during the nine months ended September 30, 2021 and 2020. There were no loans modified as a TDR within the previous 12 months that defaulted during the nine months ended September 30, 2021 and 2020. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured in a troubled debt restructuring and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. Collateral dependent loans at September 30, 2021 and December 31, 2020 included certain criticized COVID-19 bridge loans not otherwise classified as nonaccrual. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of September 30, 2021 and December 31, 2020 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
September 30, 2021
Commercial business	$596	$1,062	$1,658	$1,370
Commercial mortgage	—	64,216	64,216	9,950
Total	$596	$65,278	$65,874	$11,320

December 31, 2020
Commercial business	$2,379	$—	$2,379	$1,383
Commercial mortgage	—	36,625	36,625	8,187
Total	$2,379	$36,625	$39,004	$9,570

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2021
Commercial Business
Uncriticized	$111,558	$109,269	$78,305	$49,811	$16,289	$13,906	$296,861	$—	$675,999
Special mention	164	41	153	23	360	1,034	1,745	—	3,520
Substandard	—	215	160	722	696	283	4,596	—	6,672
Doubtful	—	—	—	—	—	—	—	—	—
Total	$111,722	$109,525	$78,618	$50,556	$17,345	$15,223	$303,202	$—	$686,191
Commercial Mortgage
Uncriticized	$208,019	$343,976	$181,132	$143,005	$142,828	$172,277	$3,736	$—	$1,194,973
Special mention	11,742	3,041	49,691	9,622	13,624	39,755	—	—	127,475
Substandard	1,001	389	2,938	11,610	300	9,864	—	—	26,102
Doubtful	—	—	—	—	—	—	—	—	—
Total	$220,762	$347,406	$233,761	$164,237	$156,752	$221,896	$3,736	$—	$1,348,550

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2020
Commercial Business
Uncriticized	$350,992	$112,469	$82,029	$31,990	$8,195	$16,600	$179,770	$—	$782,045
Special mention	—	360	21	709	41	1,025	2,995	—	5,151
Substandard	193	211	1,183	464	202	309	4,390	—	6,952
Doubtful	—	—	—	—	—	—	—	—	—
Total	$351,185	$113,040	$83,233	$33,163	$8,438	$17,934	$187,155	$—	$794,148
Commercial Mortgage
Uncriticized	$310,364	$227,406	$163,839	$161,771	$74,915	$154,399	$731	$—	$1,093,425
Special mention	14,299	42,305	19,505	27,530	12,256	28,744	43	—	144,682
Substandard	189	2,521	1,890	1,648	3	9,344	199	—	15,794
Doubtful	—	—	—	—	—	—	—	—	—
Total	$324,852	$272,232	$185,234	$190,949	$87,174	$192,487	$973	$—	$1,253,901

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2021
Residential Real Estate Loans
Performing	$72,522	$132,594	$89,736	$71,263	$54,733	$160,786	$—	$—	$581,634
Nonperforming	—	305	240	600	688	624	—	—	2,457
Total	$72,522	$132,899	$89,976	$71,863	$55,421	$161,410	$—	$—	$584,091
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$70,898	$8,106	$79,004
Nonperforming	—	—	—	—	—	—	61	131	192
Total	$—	$—	$—	$—	$—	$—	$70,959	$8,237	$79,196
Consumer Indirect
Performing	$370,536	$230,468	$139,884	$106,545	$63,216	$27,784	$—	$—	$938,433
Nonperforming	371	406	656	334	298	39	—	—	2,104
Total	$370,907	$230,874	$140,540	$106,879	$63,514	$27,823	$—	$—	$940,537
Other Consumer
Performing	$4,091	$4,273	$2,010	$964	$376	$812	$2,806	$—	$15,332
Nonperforming	—	—	2	—	—	—	—	—	2
Total	$4,091	$4,273	$2,012	$964	$376	$812	$2,806	$—	$15,334

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2020
Residential Real Estate Loans
Performing	$137,926	$103,923	$87,153	$66,446	$67,473	$134,292	$—	$—	$597,213
Nonperforming	—	199	765	665	233	725	—	—	2,587
Total	$137,926	$104,122	$87,918	$67,111	$67,706	$135,017	$—	$—	$599,800
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$79,257	$10,225	$89,482
Nonperforming	—	—	—	—	—	—	65	258	323
Total	$—	$—	$—	$—	$—	$—	$79,322	$10,483	$89,805
Consumer Indirect
Performing	$295,216	$202,187	$166,773	$111,008	$47,793	$15,949	$—	$—	$838,926
Nonperforming	70	652	319	287	132	35	—	—	1,495
Total	$295,286	$202,839	$167,092	$111,295	$47,925	$15,984	$—	$—	$840,421
Other Consumer
Performing	$6,774	$3,177	$1,765	$907	$369	$508	$3,563	$—	$17,063
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$6,774	$3,177	$1,765	$907	$369	$508	$3,563	$—	$17,063

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

The following table sets forth the changes in the allowance for credit losses - loans for the three- and nine-month periods ended as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2021
Beginning balance	$11,005	$21,662	$2,299	$395	$10,748	$256	$46,365
Charge-offs	(218)	—	(36)	(60)	(1,395)	(250)	(1,959)
Recoveries	168	—	15	—	1,130	59	1,372
Provision (credit)	889	(2,210)	(302)	10	1,096	183	(334)
Ending balance	$11,844	$19,452	$1,976	$345	$11,579	$248	$45,444
Nine months ended September 30, 2021
Beginning balance	$13,580	$21,763	$3,924	$674	$12,165	$314	$52,420
Charge-offs	(396)	(203)	(103)	(130)	(4,965)	(755)	(6,552)
Recoveries	785	7	79	—	4,383	218	5,472
Provision (credit)	(2,125)	(2,115)	(1,924)	(199)	(4)	471	(5,896)
Ending balance	$11,844	$19,452	$1,976	$345	$11,579	$248	$45,444

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2020
Beginning balance	$12,399	$15,666	$5,769	$939	$11,222	$321	$46,316
Charge-offs	(15)	(640)	—	—	(1,388)	(160)	(2,203)
Recoveries	103	37	7	—	1,503	65	1,715
Provision (credit)	507	1,417	(1,224)	(121)	2,833	155	3,567
Ending balance	$12,994	$16,480	$4,552	$818	$14,170	$381	$49,395
Nine months ended September 30, 2020
Beginning balance, prior to adoption of ASC 326	$11,358	$5,681	$1,059	$118	$11,852	$414	$30,482
Impact of adopting ASC 326	(246)	7,310	3,290	607	(1,234)	(133)	9,594
Beginning balance, after adoption of ASC 326	11,112	12,991	4,349	725	10,618	281	40,076
Charge-offs	(8,281)	(1,712)	(100)	—	(7,366)	(499)	(17,958)
Recoveries	1,644	37	25	3	4,550	282	6,541
Provision	8,519	5,164	278	90	6,368	317	20,736
Ending balance	$12,994	$16,480	$4,552	$818	$14,170	$381	$49,395

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

(7.) LEASES

ASC 842, Leases (“ASC 842”), establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. The Company is obligated under a number of non-cancellable operating lease agreements for land, buildings and equipment with terms, including renewal options reasonably certain to be exercised, extending through 2061. One building lease was subleased in 2021 for terms that extended through June 30, 2021.

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		September 30,	December 31,
	Balance Sheet Location	2021	2020
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$26,990	$23,697
Accumulated amortization	Other assets	(4,536)	(3,741)
Net book value		$22,454	$19,956

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$24,212	$21,507

The weighted average remaining lease term for operating leases was 24.0 years at September 30, 2021 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.70%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table represents lease costs and other lease information:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Lease costs:
Operating lease costs	$687	$663	$2,162	$2,018
Variable lease costs (1)	137	111	325	313
Sublease income	—	(12)	(23)	(35)
Net lease costs	$824	$762	$2,464	$2,296

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases			$2,008	$1,947
Right of use assets obtained in exchange for new operating lease liabilities			$4,178	$470

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at September 30, 2021 (in thousands):

Twelve months ended September 30,
2022	$2,380
2023	2,048
2024	1,508
2025	1,416
2026	1,338
Thereafter	30,217
Total future minimum operating lease payments	38,907
Amounts representing interest	(14,695)
Present value of net future minimum operating lease payments	$24,212

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $67.1 million and $66.1 million as of both September 30, 2021 and December 31, 2020. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	All Other (1)	Total
Balance, December 31, 2020	$48,536	$17,526	$66,062
Acquisitions	—	1,009	1,009
Balance, September 30, 2021	$48,536	$18,535	$67,071

(1) All Other includes the SDN, Courier Capital and HNP Capital reporting units

Goodwill and other intangible assets added during the period relates to the acquisition of assets of Landmark, which was completed on February 1, 2021 and the acquisition of assets of North Woods, which was completed on August 2, 2021. See Note 2 – Business Combinations for additional information.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Other intangibles assets:
Gross carrying amount	$16,587	$15,925
Accumulated amortization	(8,999)	(8,198)
Net book value	$7,588	$7,727

Amortization expense for total other intangible assets was $264 thousand and $801 thousand for the three and nine months ended September 30, 2021, respectively, and $280 thousand and $861 thousand for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the estimated amortization expense of other intangible assets for the remainder of 2021 and each of the next five years is as follows (in thousands):

2021 (remainder of year)	$260
2022	985
2023	910
2024	838
2025	766
2026	694

(9.) OTHER ASSETS

A summary of other assets as of the dates indicated are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Operating lease right of use assets	$22,454	$19,956
Tax credit investments	50,075	34,370
Derivative instruments	16,139	20,120
Collateral on derivative instruments	6,180	19,630
Other	71,165	62,010
Total other assets	$166,013	$156,086

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the first nine months of 2021 and in 2020, such derivatives were used to hedge the variable cash flows associated with short-term borrowings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months. As of September 30, 2021, the Company had one outstanding forward starting interest rate derivative with a notional value of $50.0 million that was designated as a cash flow hedge of interest rate risk. The derivative becomes effective in April 2022.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $142 thousand will be reclassified into interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of September 30, 2021 and December 31, 2020 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	Sept. 30, 2021	Dec. 31, 2020	sheet line item	Sept. 30, 2021	Dec. 31, 2020	sheet line item	Sept. 30, 2021	Dec. 31, 2020
Derivatives designated as hedging instruments
Cash flow hedges	$50,000	$50,000	Other assets	$1,112	$—	Other liabilities	$—	$311
Total derivatives	$50,000	$50,000		$1,112	$—		$—	$311
Derivatives not designated as hedging instruments
Cash flow hedges	$—	$100,000	Other assets	$—	$—	Other liabilities	$—	$—
Interest rate swaps (1)	726,910	631,907	Other assets	14,653	19,626	Other liabilities	14,658	19,837
Credit contracts	109,552	113,434	Other assets	—	23	Other liabilities	1	86
Mortgage banking	26,748	28,225	Other assets	374	471	Other liabilities	5	1
Total derivatives	$863,210	$873,566		$15,027	$20,120		$14,664	$19,924

(1)
The Company secured its obligations under these contracts with $6.2 million and $19.6 million in cash at September 30, 2021 and December 31, 2020, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and nine months ended September 30, 2021 and 2020 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended September 30,		Nine months ended September 30,
Undesignated derivatives	recognized in income	2021	2020	2021	2020
Cash flow hedges	Income from derivative instruments, net	$—	$—	$—	$—
Interest rate swaps	Income from derivative instruments, net	248	1,310	1,687	3,715
Credit contracts	Income from derivative instruments, net	38	13	74	136
Mortgage banking	Income from derivative instruments, net	91	608	(101)	766
Total undesignated		$377	$1,931	$1,660	$4,617

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and nine months ended September 30, 2021 and 2020:

	Outstanding	Treasury	Issued
2021
Shares at December 31, 2020	16,041,926	57,630	16,099,556
Shares issued for Landmark Group acquisition	12,831	(12,831)	—
Restricted stock units released	18,819	(18,819)	—
Treasury stock purchases	(244,677)	244,677	—
Shares at March 31, 2021	15,828,899	270,657	16,099,556
Restricted stock awards issued	9,350	(9,350)	—
Stock awards	3,680	(3,680)	—
Shares at June 30, 2021	15,841,929	257,627	16,099,556
Restricted stock units released	250	(250)
Treasury stock purchases	(98)	98	—
Shares at September 30, 2021	15,842,081	257,475	16,099,556
2020
Shares at December 31, 2019	16,002,899	96,657	16,099,556
Restricted stock units released	22,921	(22,921)	—
Treasury stock purchases	(6,436)	6,436	—
Shares at March 31, 2020	16,019,384	80,172	16,099,556
Restricted stock awards issued	12,798	(12,798)	—
Stock awards	5,403	(5,403)	—
Shares at June 30, 2020	16,037,585	61,971	16,099,556
No activity during the period	—	—	—
Shares at September 30, 2020	16,037,585	61,971	16,099,556

Share Repurchase Program

In November 2020, the Company’s Board of Directors authorized a share repurchase program for up to 801,879 shares of common stock. Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. 238,439 shares were repurchased at an average price of $24.30 during the nine months ended September 30, 2021. No shares were repurchased under this program during the three months ended September 30, 2021 and during the year ended December 31, 2020. As of September 30, 2021, the remaining number of shares authorized for repurchase under the repurchase program was 563,440.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2021
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(8,647)	$(2,216)	$(6,431)
Reclassification adjustment for net gains included in net income (1)	42	11	31
Total securities available for sale and transferred securities	(8,605)	(2,205)	(6,400)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	108	28	80
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(1)	(1)	—
Amortization of net actuarial loss included in income	186	48	138
Total pension and post-retirement obligations	185	47	138
Other comprehensive loss	$(8,312)	$(2,130)	$(6,182)
Nine months ended September 30, 2021
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(21,348)	$(5,470)	$(15,878)
Reclassification adjustment for net gains included in net income (1)	105	27	78
Total securities available for sale and transferred securities	(21,243)	(5,443)	(15,800)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	1,537	394	1,143
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(2)	(1)	(1)
Amortization of net actuarial loss included in income	557	143	414
Total pension and post-retirement obligations	555	142	413
Other comprehensive loss	$(19,151)	$(4,907)	$(14,244)

(1) Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2020
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$374	$96	$278
Reclassification adjustment for net gains included in net income (1)	(467)	(120)	(347)
Total securities available for sale and transferred securities	(93)	(24)	(69)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	165	42	123
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(8)	(2)	(6)
Amortization of net actuarial loss included in income	321	82	239
Total pension and post-retirement obligations	313	80	233
Other comprehensive income	$385	$98	$287
Nine months ended September 30, 2020
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$19,737	$5,057	$14,680
Reclassification adjustment for net gains included in net income (1)	(1,213)	(311)	(902)
Total securities available for sale and transferred securities	18,524	4,746	13,778
Hedging derivative instruments:
Change in unrealized gain/loss during the period	(234)	(60)	(174)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(26)	(7)	(19)
Amortization of net actuarial loss included in income	967	248	719
Total pension and post-retirement obligations	941	241	700
Other comprehensive income	$19,231	$4,927	$14,304

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Three months ended September 30, 2021
Balance at beginning of period	$747	$5,343	$(12,024)	$(5,934)
Other comprehensive income (loss) before reclassifications	80	(6,431)	—	(6,351)
Amounts reclassified from accumulated other comprehensive income (loss)	—	31	138	169
Net current period other comprehensive income (loss)	80	(6,400)	138	(6,182)
Balance at end of period	$827	$(1,057)	$(11,886)	$(12,116)
Nine months ended September 30, 2021
Balance at beginning of period	$(316)	$14,743	$(12,299)	$2,128
Other comprehensive income (loss) before reclassifications	1,143	(15,878)	—	(14,735)
Amounts reclassified from accumulated other comprehensive income (loss)	—	78	413	491
Net current period other comprehensive income (loss)	1,143	(15,800)	413	(14,244)
Balance at end of period	$827	$(1,057)	$(11,886)	$(12,116)

Three months ended September 30, 2020
Balance at beginning of period	$(815)	$14,720	$(14,401)	$(496)
Other comprehensive income before reclassifications	123	278	—	401
Amounts reclassified from accumulated other comprehensive (loss) income	—	(347)	233	(114)
Net current period other comprehensive income (loss)	123	(69)	233	287
Balance at end of period	$(692)	$14,651	$(14,168)	$(209)
Nine months ended September 30, 2020
Balance at beginning of period	$(518)	$873	$(14,868)	(14,513)
Other comprehensive (loss) income before reclassifications	(174)	14,680	—	14,506
Amounts reclassified from accumulated other comprehensive (loss) income	—	(902)	700	(202)
Net current period other comprehensive income (loss)	(174)	13,778	700	14,304
Balance at end of period	$(692)	$14,651	$(14,168)	$(209)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	September 30,
	2021	2020
Realized gain (loss) on sale of investment securities	$—	$554	Net gain on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(42)	(87)	Interest income
	(42)	467	Total before tax
	11	(120)	Income tax expense
	(31)	347	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	1	8	Salaries and employee benefits
Net actuarial losses (1)	(186)	(321)	Salaries and employee benefits
	(185)	(313)	Total before tax
	47	80	Income tax benefit
	(138)	(233)	Net of tax
Total reclassified for the period	$(169)	$114

	Nine months ended
	September 30,
	2021	2020
Realized gain on sale of investment securities	$71	$1,449	Net gain on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(176)	(236)	Interest income
	(105)	1,213	Total before tax
	27	(311)	Income tax expense
	(78)	902	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	2	26	Salaries and employee benefits
Net actuarial losses (1)	(557)	(967)	Salaries and employee benefits
	(555)	(941)	Total before tax
	142	241	Income tax benefit
	(413)	(700)	Net of tax
Total reclassified for the period	$(491)	$202

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the nine months ended September 30, 2021.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	59,998	$27.50
PSUs	22,178	27.58

The grant-date fair value for the RSUs granted during the nine months ended September 30, 2021 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

Fifty percent of the PSUs that ultimately vest is contingent on achieving specified return on average equity (“ROAE”) targets relative to the SNL Small Cap Bank & Thrift Index, a market index the MD&C Committee has selected as a peer group for this purpose. These shares will be earned based on the Company’s achievement of a relative ROAE performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrift Index over a three-year performance period ended December 31, 2023. During the three months ended September 30, 2021, the SNL Small Cap Bank & Thrift Index was delisted and the Company is currently evaluating an alternative market index. The shares earned based on the achievement of the ROAE performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company. The remaining fifty percent of the PSUs that ultimately vest is contingent upon achievement of an average return on average assets (“ROAA”) performance requirement over a three-year performance period ended December 31, 2023. The shares earned based on the achievement of the ROAA performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.

The grant-date fair values for both the ROAE and the ROAA portions of PSUs granted during the nine months ended September 30, 2021 are equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

During the nine months ended September 30, 2021, the Company issued a total of 3,680 shares of common stock in lieu of cash for the annual retainer of six non-employee directors and granted a total of 9,350 restricted shares of common stock to non-employee directors, of which 4,670 shares vested immediately and 4,680 shares will vest after completion of a one-year service requirement. The market value of the stock and restricted stock at the close of the Nasdaq Global Select Market on the date of grant was $32.06.

The following is a summary of restricted stock awards and restricted stock units activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	168,513	$25.65
Granted	91,526	27.99
Vested	(30,138)	26.67
Forfeited	(27,901)	26.66
Outstanding at end of period	202,000	$26.42

At September 30, 2021, there was $2.9 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 1.95 years.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Salaries and employee benefits	$500	$261	$1,071	$793
Other noninterest expense	38	28	245	197
Total share-based compensation expense	$538	$289	$1,316	$990

(14.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service cost	$1,049	$924	$3,147	$2,770
Interest cost on projected benefit obligation	551	635	1,653	1,905
Expected return on plan assets	(1,306)	(1,284)	(3,919)	(3,852)
Amortization of unrecognized prior service credit	(1)	(8)	(2)	(26)
Amortization of unrecognized net actuarial loss	186	321	557	967
Net periodic benefit expense	$479	$588	$1,436	$1,764

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

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Commitments to extend credit	$968,157	$1,012,810
Standby letters of credit	25,379	22,393

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

Unfunded Commitments

At September 30, 2021 and December 31, 2020, the allowance for credit losses for unfunded commitments totaled $1.9 million and $3.1 million, respectively, and was included in other liabilities on the Company's consolidated statements of financial condition. For the three months ended September 30, 2021 and 2020, credit loss (benefit) expense for unfunded commitments was $(206) thousand and $461 thousand, respectively. For the nine months ended September 30, 2021 and 2020, credit loss (benefit) expense for unfunded commitments was $(1.2) million and $959 thousand, respectively.

Contingent Liabilities and Litigation

In the ordinary course of business, there are various threatened and pending legal proceedings against the Company. Management believes that the aggregate liability, if any, arising from such litigation, except for the matter described below, would not have a material adverse effect on the Company’s consolidated financial statements.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 15, 2021 and as disclosed in Part II, Item 1 of this Quarterly Report on Form 10-Q, we are party to an action filed against us on May 16, 2017 by Matthew L. Chipego, Charlene Mowry, Constance C. Churchill and Joseph W. Ewing in the Court of Common Pleas in Philadelphia, Pennsylvania. Plaintiffs sought class certification to represent classes of consumers in New York and Pennsylvania along with statutory damages, interest and declaratory relief. The plaintiffs sought to represent a putative class of consumers who are alleged to have obtained direct or indirect financing from us for the purchase of vehicles that we later repossessed. The plaintiffs specifically claim that the notices the Bank sent to defaulting consumers after their vehicles were repossessed did not comply with the relevant portions of the Uniform Commercial Code in New York and Pennsylvania. We dispute and believe we have meritorious defenses against these claims and plan to vigorously defend ourselves.

On September 30, 2021, the Court granted plaintiffs’ motion for class certification and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). We estimate there may be approximately 5,200 members in the New York classes and 300 members in the Pennsylvania classes. We filed a motion seeking permission to appeal the class certification ruling to the Superior Court of Pennsylvania and a stay of proceedings pending any such appeal. We also filed a motion to dismiss the action for lack of standing. We have not accrued a contingent liability for this matter at this time because, given our defenses, we are unable to conclude whether a liability is reasonably probable to occur nor are we able to currently reasonably estimate the amount of potential loss.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2021
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$6,531	$—	$6,531
Mortgage-backed securities	—	1,091,419	—	1,091,419
Other assets:
Hedging derivative instruments	—	1,112	—	1,112
Fair value adjusted through comprehensive income	$—	$1,099,062	$—	$1,099,062
Other assets:
Derivative instruments - interest rate swaps	—	14,653	—	14,653
Derivative instruments - credit contracts	—	-	—	-
Derivative instruments - mortgage banking	—	374	—	374
Other liabilities:
Derivative instruments - interest rate swaps	—	(14,658)	—	(14,658)
Derivative instruments - credit contracts	—	(1)	—	(1)
Derivative instruments - mortgage banking	—	(5)	—	(5)
Fair value adjusted through net income	$—	$363	$—	$363
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$5,916	$—	$5,916
Collateral dependent loans	—	—	54,554	54,554
Other assets:
Long-lived assets held for sale	—	4,341	—	4,341
Loan servicing rights	—	—	1,484	1,484
Total	$—	$10,257	$56,038	$66,295

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2021. There were no liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2021.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2021 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$54,554	Appraisal of collateral (1)	Appraisal adjustments (2)	27.2% (3) / 0 - 35%
Loan servicing rights	1,484	Discounted cash flow	Discount rate	10.3% (3)
			Constant prepayment rate	14.5% (3)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(16.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the nine months ended September 30, 2021 and 2020.

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

	Level in	September 30, 2021		December 31, 2020
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$288,426	$288,426	$93,878	$93,878
Securities available for sale	Level 2	1,097,950	1,097,950	628,059	628,059
Securities held to maturity, net	Level 2	218,135	224,164	271,973	282,035
Loans held for sale	Level 2	5,916	5,916	4,305	4,305
Loans	Level 2	3,553,901	3,597,936	3,513,284	3,549,770
Loans (1)	Level 3	54,554	54,554	29,434	29,434
Long-lived assets held for sale	Level 2	4,341	4,341	—	—
Accrued interest receivable	Level 1	15,742	15,742	15,635	15,635
Derivative instruments – cash flow hedges	Level 2	1,112	1,112	—	—
Derivative instruments – interest rate products	Level 2	14,653	14,653	19,626	19,626
Derivative instruments – credit contracts	Level 2	-	-	23	23
Derivative instruments – mortgage banking	Level 2	374	374	471	471
FHLB and FRB stock	Level 2	9,368	9,368	8,619	8,619
Financial liabilities:
Non-maturity deposits	Level 1	4,054,683	4,054,683	3,392,774	3,392,774
Time deposits	Level 2	920,280	920,221	885,593	887,113
Short-term borrowings	Level 1	—	—	5,300	5,300
Long-term borrowings	Level 2	73,834	79,275	73,623	83,953
Accrued interest payable	Level 1	3,226	3,226	4,381	4,381
Derivative instruments – cash flow hedges	Level 2	—	—	311	311
Derivative instruments – interest rate products	Level 2	14,658	14,658	19,837	19,837
Derivative instruments – credit contracts	Level 2	1	1	86	86
Derivative instruments – mortgage banking	Level 2	5	5	1	1

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	All Other	Consolidated Totals
September 30, 2021
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	6	7,582	7,588
Total assets	5,583,776	39,417	5,623,193
December 31, 2020
Goodwill	$48,536	$17,526	$66,062
Other intangible assets, net	28	7,699	7,727
Total assets	4,875,673	36,633	4,912,306

	Banking	All Other (1)	Consolidated Totals
Three months ended September 30, 2021
Net interest income (expense)	$39,333	$(1,060)	$38,273
Benefit (provision) for credit losses	541	—	541
Noninterest income	7,733	4,350	12,083
Noninterest expense	(24,351)	(4,818)	(29,169)
Income (loss) before income taxes	23,256	(1,528)	21,728
Income tax (expense) benefit	(4,748)	195	(4,553)
Net income (loss)	$18,508	$(1,333)	$17,175
Nine months ended September 30, 2021
Net interest income (expense)	$117,039	$(3,177)	$113,862
Benefit (provision) for credit losses	7,144	—	7,144
Noninterest income	23,611	11,621	35,232
Noninterest expense	(70,183)	(12,670)	(82,853)
Income (loss) before income taxes	77,611	(4,226)	73,385
Income tax (expense) benefit	(16,563)	1,263	(15,300)
Net income (loss)	$61,048	$(2,963)	$58,085

(1) Reflects activity from the acquisitions of assets of Landmark since February 1, 2021 (the date of acquisition) and North Woods since August 2, 2021 (the date of acquisition).

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(17.) SEGMENT REPORTING (Continued)

	Banking	All Other	Consolidated Totals
Three months ended September 30, 2020
Net interest income (expense)	$36,117	$(618)	$35,499
Provision for credit losses	(4,028)	—	(4,028)
Noninterest income	8,917	3,300	12,217
Noninterest expense	(24,320)	(4,155)	(28,475)
Income (loss) before income taxes	16,686	(1,473)	15,213
Income tax (expense) benefit	(3,598)	658	(2,940)
Net income (loss)	$13,088	$(815)	$12,273
Nine months ended September 30, 2020
Net interest income (expense)	$104,657	$(1,853)	$102,804
Provision for credit losses	(21,689)	—	(21,689)
Noninterest income	22,814	9,026	31,840
Noninterest expense	(71,653)	(11,067)	(82,720)
Income (loss) before income taxes	34,129	(3,894)	30,235
Income tax (expense) benefit	(6,317)	614	(5,703)
Net income (loss)	$27,812	$(3,280)	$24,532

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

EXECUTIVE OVERVIEW

Summary of 2021 Third Quarter Results

Net income increased $4.9 million to $17.2 million for the third quarter of 2021 compared to $12.3 million for the third quarter of 2020. Net income available to common shareholders for the third quarter of 2021 was $16.8 million, or $1.05 per diluted share, compared with $11.9 million, or $0.74 per diluted share, for the third quarter of last year. Return on average common equity was 13.94% and return on average assets was 1.27% for the third quarter of 2021 compared to 10.72% and 1.02%, respectively, for the third quarter of 2020.

The increase in net income for the third quarter of 2021 reflected a $541 thousand benefit for credit losses as compared to a provision of $4.0 million in the third quarter of 2020. Continued improvement in the national unemployment forecast, positive trends in qualitative factors and a relatively low level of net charge-offs resulted in a release of credit loss reserves and the corresponding benefit for credit losses in the quarter.

Net interest income totaled $38.3 million in the third quarter of 2021, up from $35.5 million in the third quarter of 2020. The increase was primarily the result of an increase in interest-earning assets and a decrease in interest expense. The decrease in interest expense was primarily due to a favorable shift in deposit categories, with a lower allocation of time deposits, coupled with a lower interest-bearing cost of funds. Average Federal Reserve interest-earning cash, average investment securities and average loans were up $35.3 million, $407.6 million and $110.1 million, respectively, in the third quarter of 2021 compared to the same quarter in 2020.

The provision for credit losses - loans was a $334 thousand benefit in the third quarter of 2021 compared to a provision of $3.6 million in the third quarter of 2020. Net charge-offs during the recent quarter were $587 thousand compared to $488 thousand in the third quarter of 2020. Net charge-offs expressed as an annualized percentage of average loans outstanding was 0.06% during the third quarter of 2021 and 2020. See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision (benefit) for credit losses - loans and net charge-offs.

Noninterest income totaled $12.1 million in the third quarter of 2021, compared to $12.2 million in the third quarter of 2020. The decrease in noninterest income for the third quarter was primarily due to decreases in income from derivative instruments, net, gain on sale of loans held for sale and net gain on investment securities, partially offset by increases in insurance income, investment advisory income and income from investments in limited partnerships. Income from derivative instruments, net was $1.6 million lower than the third quarter of 2020. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed during the quarter combined with the impact of changes in the fair market value of borrower-facing trades. Net gain on sale of loans held for sale was $797 thousand lower than the third quarter of 2020, primarily due to lower transaction volume. Sale volume and margin were at historically high levels in the third quarter of 2020, driven by mortgage refinancing activity. No gain or loss was recognized on investment securities in the quarter compared to a gain of $554 thousand in the third quarter of 2020. The increase in insurance income of $507 thousand from the third quarter of 2020 was driven by the two 2021 bolt on acquisitions (North Woods in August and Landmark in February) and growth in the legacy SDN business, including the impact of increasing insurance premiums. The increase in investment advisory income of $526 thousand was primarily due to an increase in assets under management driven by a combination of market gains, new customer accounts and contributions to existing accounts. Income from investments in limited partnerships increased $799 thousand compared to the third quarter of 2020.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest expense totaled $29.2 million in the third quarter of 2021, compared to $28.5 million in the third quarter of 2020. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits expense, occupancy and equipment expense and computer and data processing expense, partially offset by decreases in restructuring charges and advertising and promotions expense. Salaries and benefits expense increased primarily due to higher incentive compensation and commissions, investments in personnel and the impact of 2021 acquisitions. Occupancy and equipment expense increased primarily as a result of the purchase of security equipment for multiple locations, timing differences related to the outsourcing of property management services and expenses related to two Five Star Bank branches opened in Buffalo in June 2021. Computer and data processing expense increased primarily as a result of the Company’s investments in technology, including digital banking initiatives. Restructuring charges in the third quarter of 2020 represents non-recurring real estate related charges related to the closure of six bank branches and a staffing reduction. The decrease in advertising and promotions expense was related to the ongoing evolution of our long-term marketing strategy and a temporary reduction in external advertising expense.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 10.24%, and 13.25%, respectively, at September 30, 2021. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

Acquisition of North Woods Capital Benefits

On August 2, 2021, North Woods Capital Benefits LLC (“North Woods”) was acquired by the Company’s insurance subsidiary SDN. North Woods was a Buffalo-based employee benefits and human resources advisory firm with a mission of helping clients of all sizes navigate the complexities of employee benefits, human resources and compliance to control costs and maximize long-term savings.

The acquisition expands SDN’s employee benefits business and adds important expertise in employee benefits and human resources consulting. William (Bill) Wadsworth, North Woods’ Founder, continues his long-term client relationships in his new role leading SDN’s employee benefits practice. Sarah Kirke, former Director of Client Service and HR Consulting at North Woods, serves as Employee Benefits Account Manager and HR Consultant at SDN.

Elmira Branch Relocation

Five Star Bank opened its relocated branch in the City of Elmira on August 2, 2021. The new branch is in a newly-constructed building that is part of the New York State Downtown Revitalization Initiative. Consumers and businesses can access a full spectrum of banking and lending services, insurance and wealth management and investment services at the new branch.

The branch is designed to serve as a financial solution center, with no teller lines and no barriers between bank associates and customers. It features a blend of new technology including Interactive Teller Machines and the comfort of community banking with Certified Personal Bankers. Our new design aligns services with shifting customer needs and preferences including rapid advancements in financial technology that enable consumers to bank virtually from anywhere, anytime.

Five Star Bank is committed to the use of green and energy efficient materials in construction. Materials sourced for the Elmira branch received certifications from Cradle to Cradle, Declare, Forest Stewardship Council, Green Square and GreenGuard. Materials with a high percentage of recycled content were used when possible and energy-efficient LED lighting was used throughout the interior and exterior.

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
•
Mortgage Forbearance - Under the CARES Act, a borrower with a federally backed mortgage loan that was experiencing financial hardship due to COVID-19 was able to request a forbearance until September 30, 2021.

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

As part of the first round of PPP loans we have helped more than 1,700 customers obtain more than $270 million in loans as of December 31, 2020. We have helped customers complete the forgiveness process for approximately $239 million of PPP loans in the first nine months of 2021. Also, during the first nine months of 2021, we have helped customers obtain approximately $107 million of new PPP loans under the second round of the PPP. Additionally, as of September 30, 2021, approximately 2% of our commercial loan and mortgage customers, 1% of our residential real estate loans and lines customers and less than 1% of our indirect loans customers have active payment deferrals in accordance with the previously noted loan modifications under the CARES Act or agencies guidelines.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 76% of revenue during the nine months ended September 30, 2021. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest income per consolidated statements of income	$41,227	$39,719	$123,452	$121,131
Adjustment to fully taxable equivalent basis	140	201	493	680
Interest income adjusted to a fully taxable equivalent basis	41,367	39,920	123,945	121,811
Interest expense per consolidated statements of income	2,954	4,220	9,590	18,327
Net interest income on a taxable equivalent basis	$38,413	$35,700	$114,355	$103,484

Analysis of Net Interest Income for the Three Months Ended September 30, 2021 and 2020

Net interest income on a taxable equivalent basis for the three months ended September 30, 2021, was $38.4 million, an increase of approximately $2.7 million versus the comparable quarter last year of $35.7 million. The increase in net interest income was primarily due to increases in average loans and average investment securities of $110.1 million, or 3%, and $407.6 million, or 53%, respectively, compared to the third quarter of 2020, and a decrease in interest expense of $1.3 million. The decrease in interest expense was primarily due to a favorable shift in deposit categories, with a lower allocation of time deposits, coupled with a lower interest-bearing cost of funds. Average PPP loans, net of deferred fees were $141.3 million for the three months ended September 30, 2021 compared to $263.0 million for the three months ended September 30, 2020.

Our net interest margin for the third quarter of 2021 was 3.07%, 15-basis points lower than 3.22% for the same period in 2020. This comparable period decrease was a function of a six-basis point lower contribution from net free funds and a nine-basis point decrease in the interest rate spread. The lower interest rate spread was a result of a 29-basis point decrease in the yield on average interest-earning assets and a 20-basis point decrease in the cost of average interest-bearing liabilities.

For the third quarter of 2021, the yield on average interest earning assets of 3.31% was 29-basis points lower than the third quarter of 2020 of 3.60%. Loan yields decreased six-basis points during the third quarter of 2021 to 3.96% from 4.02%. The yield on investment securities decreased 51-basis points during the third quarter of 2021 to 1.72% from 2.23%. Overall, a favorable volume variance increased interest income by $3.1 million during the third quarter of 2021, while the earning asset rate changes decreased interest income by $1.7 million which collectively drove a $1.4 million increase in interest income.

Average interest-earning assets were $4.97 billion for the third quarter of 2021 compared to $4.41 billion for the third quarter of 2020, an increase of $553.0 million, or 13%, from the comparable quarter last year, with average loans up $110.1 million from $3.52 billion to $3.63 billion and average securities up $407.6 million from $769.7 million to $1.18 billion. The growth in average loans reflected increases in our commercial and consumer indirect loan categories. Commercial loans were up $42.5 million from $1.99 billion to $2.03 billion, or 2%, from the third quarter of 2020. The average balances of PPP loans net of deferred fees, which are included in commercial loans, were $141.3 million and $263.0 million in the third quarter of 2021 and 2020, respectively. Residential real estate lines and loans were down $15.5 million, or 16%, and $1.9 million, or less than 1%, respectively, primarily due to consumer behavior. Consumer indirect loans increased by $86.8 million, or 10%, and other consumer loans decreased by $1.7 million, or 11%. Loans comprised 73.1% of average interest-earning assets during the third quarter of 2021 compared to 79.8% during the third quarter of 2020. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-earning deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 3.96% for the third quarter of 2021, a decrease of six-basis points compared to 4.02% for the comparable quarter in 2020. An increase in the volume of average loans resulted in a $1.4 million increase in interest income, partially offset by a $740 thousand decrease due to the unfavorable rate variance. Securities represented 23.7% of average interest-earning assets during the third quarter of 2021 compared to 17.4% during the third quarter of 2020. The increase in investment securities is due to the redeployment of excess liquidity intended to benefit interest income. An increase in the volume of average investment securities resulted in a $1.7 million increase in interest income, partially offset by a $1.0 million decrease due to the unfavorable rate variance.

The cost of average interest-bearing liabilities of 0.32% in the third quarter of 2021 compared to 0.52% in the third quarter of 2020, was 20-basis points lower and the cost of average interest-bearing deposits decreased 22-basis points from 0.43% to 0.21%. Average short-term borrowings decreased from $57.9 million to $0 in the third quarter of 2021 compared to the same quarter of 2020. The decrease in average short-term borrowings was a result of the Company’s decision to utilize brokered deposits as a cost-effective alternative to Federal Home Loan Bank borrowings. The cost of long-term borrowings for the third quarter of 2021 decreased 56-basis points from 6.31% to 5.75% compared to the same quarter of 2020. Overall, interest-bearing liability rate and volume changes resulted in $1.3 million of lower interest expense.

Average interest-bearing liabilities of $3.65 billion in the third quarter of 2021 were $411.6 million, or 13%, higher than the third quarter of 2020. On average, interest-bearing deposits grew $435.0 million from $3.15 billion to $3.58 billion, and noninterest-bearing demand deposits (a principal component of net free funds) were up $161.2 million from $987.9 million to $1.15 billion. The increase in average deposits was primarily due to growth in non-public and public demand deposits and an increase in reciprocal deposit programs. For further discussion of the

MANAGEMENT'S DISCUSSION AND ANALYSIS

reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in a $1.5 million decrease in interest expense during the third quarter of 2021, primarily due to the overall lower interest rate market conditions. Average borrowings decreased $23.4 million from $97.2 million to $73.8 million compared to the third quarter of 2020. Overall, short and long-term borrowing rate and volume changes resulted in $210 thousand of higher interest expense during the third quarter of 2021.

Analysis of Net Interest Income for the Nine Months Ended September 30, 2021 and 2020

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2021, was $114.4 million, an increase of $10.9 million versus the comparable period last year of $103.5 million. The increase in net interest income was due primarily to increases in deferred fee amortization on PPP loans of $3.8 million, which included accelerated amortization of fees on PPP loans paid-off through the forgiveness process, increases in average loans and average investment securities of $259.4 million, or 8%, and $278.5 million, or 36%, respectively, compared to the first nine months of 2020, and a decrease in interest expense of $8.7 million. The decrease in interest expense was primarily due to a favorable shift in deposit categories, with a lower allocation of time deposits, coupled with a lower interest-bearing cost of funds. Average PPP loans, net of deferred fees were $206.9 million for the nine months ended September 30, 2021 compared to $147.0 million for the nine months ended September 30, 2020.

The net interest margin for the first nine months of 2021 was 3.14%, eleven-basis points lower than 3.25% for the same period in 2020. This comparable period decrease was a function of a nine-basis point lower contribution from net free funds, and a two-basis point decrease in interest rate spread. The lower interest rate spread was a result of a 43-basis point decrease in the yield on average interest-earning assets and a 41-basis point decrease in the cost of average interest-bearing liabilities.

For the first nine months of 2021, the yield on average earning assets of 3.40% was 43-basis points lower than the first nine months of 2020 of 3.83%. Loan yields decreased 23-basis points during the first nine months of 2021 to 4.02% from 4.25%. The yield on investment securities decreased 61-basis points during the first nine months of 2021 to 1.79% from 2.40%. Overall, a favorable volume variance increased interest income by $12.1 million during the first nine months of 2021, while the earning asset rate changes decreased interest income by $9.9 million, which collectively drove a $2.1 million increase in interest income.

Average interest-earning assets were $4.87 billion for the first nine months of 2021 compared to $4.25 billion for the first nine months of 2020, an increase of $623.3 million, or 15%, from the comparable period last year, with average loans up $259.4 million from $3.38 billion to $3.64 billion and average securities up $278.5 million from $772.1 million to $1.05 billion. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $218.1 million from $1.85 billion to $2.07 billion, or 12%, from the first nine months of 2020. The average balances of PPP loans net of deferred fees, which are included in commercial loans, were $206.9 million and $147.0 million in the first nine months of 2021 and 2020, respectively. Residential real estate loans were up $12.2 million, or 2%, partially offset by a decrease of $15.7 million, or 16%, in residential real estate lines. Consumer indirect loans increased by $45.2 million, or 5%, and other consumer loans decreased by $283 thousand, or 2%. Loans represented 74.8% of average interest-earning assets during the first nine months of 2021 compared to 79.7% during the first nine months of 2020. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-earning deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.02% for the first nine months of 2021, a decrease of 23-basis points compared to 4.25% for first nine months of 2020. An increase in the volume of average loans resulted in an $8.1 million increase in interest income, partially offset by a $6.1 million decrease due to the unfavorable rate variance. Securities represented 21.6% of average interest-earning assets during first nine months of 2021 compared to 18.2% during the first nine months of 2020. The increase in investment securities is due to the redeployment of excess liquidity intended to benefit interest income. An increase in the volume of investment securities resulted in a $3.8 million increase in interest income, partially offset by a $3.6 million decrease due to the unfavorable rate variance.

The cost of average interest-bearing liabilities of 0.36% in the first nine months of 2021 compared to 0.77% in the first nine months of 2020 was 41-basis points lower and the cost of average interest-bearing deposits decreased 42-basis points from 0.66% to 0.24%. Average short-term borrowings decreased $112.1 million from $112.5 million to $388 thousand in the first nine months of 2021 compared to the same period of 2020. The decrease in average short-term borrowings was a result of the Company’s decision to utilize brokered deposits as a cost-effective alternative to Federal Home Loan Bank borrowings. The cost of long-term borrowings for the first nine months of 2021 decreased 55-basis points from 6.30% to 5.75% in the first nine months of 2021 compared to the same period of 2020. Overall, interest-bearing liability rate and volume decreases resulted in $8.7 million of lower interest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Average interest-bearing liabilities of $3.61 billion in the first nine months of 2021 were $421.1 million, or 13%, higher than the first nine months of 2020. On average, interest-bearing deposits grew $498.7 million from $3.03 billion to $3.53 billion, and noninterest-bearing demand deposits (a principal component of net free funds) were up $221.0 million from $874.5 million to $1.10 billion. The increase in average deposits was primarily due to growth in non-public and public demand deposits and an increase in reciprocal deposit programs. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $8.8 million of lower interest expense during the first nine months of 2021, primarily due to the overall lower interest rate market conditions. Average borrowings decreased $77.6 million from $151.7 million to $74.1 million compared to the first nine months of 2020. Overall, short and long-term borrowing rate and volume changes resulted in $35 thousand of higher interest expense during the first nine months of 2021.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended September 30,
	2021			2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$157,229	$67	0.17%	$121,929	$31	0.10%
Investment securities (1):
Taxable	1,068,226	4,392	1.64	614,465	3,330	2.17
Tax-exempt (2)	109,011	666	2.44	155,208	957	2.47
Total investment securities	1,177,237	5,058	1.72	769,673	4,287	2.23
Loans:
Commercial business	700,797	6,321	3.58	808,582	6,792	3.34
Commercial mortgage	1,331,063	13,004	3.88	1,180,747	12,160	4.10
Residential real estate loans	588,585	4,950	3.36	590,483	5,314	3.60
Residential real estate lines	79,766	672	3.35	95,288	874	3.65
Consumer indirect	917,402	10,903	4.71	830,647	10,039	4.81
Other consumer	14,718	392	10.58	16,445	423	10.23
Total loans	3,632,331	36,242	3.96	3,522,192	35,602	4.02
Total interest-earning assets	4,966,797	41,367	3.31	4,413,794	39,920	3.60
Less: Allowance for credit losses	(48,202)			(47,447)
Other noninterest-earning assets	449,459			408,986
Total assets	$5,368,054			$4,775,333
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$796,371	$291	0.15%	$704,550	254	0.14%
Savings and money market	1,876,394	798	0.17	1,574,068	1,102	0.28
Time deposits	908,351	805	0.35	867,479	2,014	0.92
Total interest-bearing deposits	3,581,116	1,894	0.21	3,146,097	3,370	0.43
Short-term borrowings	—	—	—	57,856	232	1.60
Long-term borrowings	73,786	1,060	5.75	39,314	618	6.31
Total borrowings	73,786	1,060	5.75	97,170	850	3.50
Total interest-bearing liabilities	3,654,902	2,954	0.32	3,243,267	4,220	0.52
Noninterest-bearing demand deposits	1,149,120			987,908
Other noninterest-bearing liabilities	68,158			88,882
Shareholders’ equity	495,874			455,276
Total liabilities and shareholders’ equity	$5,368,054			$4,775,333
Net interest income (tax-equivalent)		$38,413			$35,700
Interest rate spread			2.99%			3.08%
Net earning assets	$1,311,895			$1,170,527
Net interest margin (tax-equivalent)			3.07%			3.22%
Ratio of average interest-earning assets to average interest-bearing liabilities			135.89%			136.09%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

	Nine months ended September 30,
	2021			2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:

MANAGEMENT'S DISCUSSION AND ANALYSIS

Federal funds sold and interest-earning deposits	$176,653	$155	0.12%	$91,263	$266	0.39%
Investment securities (1):
Taxable	923,162	11,751	1.70	596,604	10,649	2.38
Tax-exempt (2)	127,368	2,345	2.45	175,455	3,237	2.46
Total investment securities	1,050,530	14,096	1.79	772,059	13,886	2.40
Loans:
Commercial business	763,332	21,740	3.81	712,703	19,843	3.72
Commercial mortgage	1,306,001	38,163	3.91	1,138,568	37,659	4.42
Residential real estate loans	595,740	15,298	3.42	583,540	16,095	3.68
Residential real estate lines	83,429	2,128	3.41	99,156	2,979	4.01
Consumer indirect	879,993	31,173	4.74	834,810	29,757	4.76
Other consumer	15,408	1,192	10.35	15,691	1,326	11.29
Total loans	3,643,903	109,694	4.02	3,384,468	107,659	4.25
Total interest-earning assets	4,871,086	123,945	3.40	4,247,790	121,811	3.83
Less: Allowance for loan losses	(51,395)			(44,228)
Other noninterest-earning assets	432,818			389,047
Total assets	$5,252,509			$4,592,609
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$810,086	$848	0.14%	$694,830	$840	0.16%
Savings and money market	1,819,766	2,550	0.19	1,349,931	3,724	0.37
Time deposits	902,883	2,896	0.43	989,236	10,502	1.42
Total interest-bearing deposits	3,532,735	6,294	0.24	3,033,997	15,066	0.66
Short-term borrowings	388	119	41.07	112,451	1,408	1.67
Long-term borrowings	73,711	3,177	5.75	39,297	1,853	6.30
Total borrowings	74,099	3,296	5.93	151,748	3,261	2.87
Total interest-bearing liabilities	3,606,834	9,590	0.36	3,185,745	18,327	0.77
Noninterest-bearing demand deposits	1,095,497			874,456
Other noninterest-bearing liabilities	69,847			85,069
Shareholders’ equity	480,331			447,339
Total liabilities and shareholders’ equity	$5,252,509			$4,592,609
Net interest income (tax-equivalent)		$114,355			$103,484
Interest rate spread			3.04%			3.06%
Net earning assets	$1,264,252			$1,062,045
Net interest margin (tax-equivalent)			3.14%			3.25%
Ratio of average interest-earning assets to average interest-bearing liabilities			135.05%			133.34%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended September 30, 2021 vs. 2020			Nine months ended September 30, 2021 vs. 2020
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$11	$25	$36	$149	$(260)	$(111)
Investment securities:
Taxable	2,012	(950)	1,062	4,732	(3,630)	1,102
Tax-exempt	(282)	(9)	(291)	(885)	(7)	(892)
Total investment securities	1,730	(959)	771	3,847	(3,637)	210
Loans:
Commercial business	(948)	477	(471)	1,434	463	1,897
Commercial mortgage	1,492	(648)	844	5,178	(4,674)	504
Residential real estate loans	(17)	(347)	(364)	331	(1,128)	(797)
Residential real estate lines	(135)	(67)	(202)	(436)	(415)	(851)
Consumer indirect	1,033	(169)	864	1,602	(186)	1,416
Other consumer	(45)	14	(31)	(24)	(110)	(134)
Total loans	1,380	(740)	640	8,085	(6,050)	2,035
Total interest income	3,121	(1,674)	1,447	12,081	(9,947)	2,134
Interest expense:
Deposits:
Interest-bearing demand	34	3	37	129	(121)	8
Savings and money market	185	(489)	(304)	1,032	(2,206)	(1,174)
Time deposits	91	(1,300)	(1,209)	(846)	(6,760)	(7,606)
Total interest-bearing deposits	310	(1,786)	(1,476)	315	(9,087)	(8,772)
Short-term borrowings	(116)	(116)	(232)	(2,744)	1,455	(1,289)
Long-term borrowings	499	(57)	442	1,495	(171)	1,324
Total borrowings	383	(173)	210	(1,249)	1,284	35
Total interest expense	693	(1,959)	(1,266)	(934)	(7,803)	(8,737)
Net interest income	$2,428	$285	$2,713	$13,015	$(2,144)	$10,871

Provision for Credit Losses

The provision for credit losses for the three and nine months ended September 30, 2021 were benefits of $541 thousand and $7.1 million, respectively, compared to provisions of $4.0 million and $21.7 million for the corresponding periods in 2020. The benefits in the third quarter and first nine months of 2021 were due to continued improvement in the national unemployment forecast, the designated loss driver for our current expected credit loss (“CECL”) model, positive trends in qualitative factors and a relatively low level of net charge-offs, resulting in releases of credit loss reserves. The provisions in the third quarter and first nine months of 2020 were driven by the adoption of the CECL standard and the impact of the COVID-19 pandemic on the economic environment. The provision for credit losses - loans varies based primarily on forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service charges on deposits	$1,502	$1,254	$4,081	$3,321
Insurance income	1,864	1,357	4,407	3,525
Card interchange income	2,118	1,943	6,270	5,321
Investment advisory	2,969	2,443	8,627	6,940
Company owned life insurance	776	470	2,126	1,397
Investments in limited partnerships	694	(105)	1,787	(136)
Loan servicing	105	49	293	106
Income from derivative instruments, net	377	1,931	1,660	4,617
Net gain on sale of loans held for sale	600	1,397	2,468	2,261
Net gain on investment securities	—	554	71	1,449
Net gain (loss) on other assets	138	(55)	286	8
Net (loss) gain on tax credit investments	(129)	(40)	62	(120)
Other	1,069	1,019	3,094	3,151
Total noninterest income	$12,083	$12,217	$35,232	$31,840

Service charges on deposits increased $248 thousand, or 20%, to $1.5 million for the third quarter of 2021 compared to $1.3 million for the third quarter of 2020. For the first nine months of 2021, insurance income increased $760 thousand, or 23%, to $4.1 million compared to $3.3 million for the first nine months of 2020. The increases were primarily the result of our COVID-19 relief initiatives implemented between March 23, 2020 to July 9, 2020, including temporarily waiving or eliminating fees. In addition, insufficient fund fees in the remainder of the third quarter of 2020 were lower than historic levels.

Insurance income increased $507 thousand, or 37%, to $1.9 million for the third quarter of 2021 compared to $1.4 million for the third quarter of 2020. For the first nine months of 2021, insurance income increased $882 thousand, or 25%, to $4.4 million compared to $3.5 million for the first nine months of 2020. The increases were primarily due to the 2021 acquisitions of Landmark in February and North Woods in August as well as growth in the legacy SDN business, including the impact of increasing insurance premiums.

Investment advisory income increased $526 thousand, or 22%, to $3.0 million for the third quarter of 2021, compared to $2.4 million for the third quarter of 2020. For the first nine months of 2021, investment advisory income increased $1.7 million, or 24%, to $8.6 million compared to $6.9 million for the first nine months of 2020. The increases were primarily the result of an increase in assets under management driven by a combination of market gains, new customer accounts and contributions to existing accounts in 2021.

Company owned life insurance income increased $306 thousand, or 65%, to $776 thousand for the third quarter of 2021 compared to $470 thousand for the third quarter of 2020. For the first nine months of 2021, company owned life insurance income increased $729 thousand, or 52%, to $2.1 million compared to $1.4 million for the first nine months of 2020. We made additional investments in company-owned life insurance of $20.0 million in the third quarter of 2021 and $30.0 million in the fourth quarter of 2020 to take advantage of attractive tax-equivalent yields and partially offset employee benefit expenses.

Income (loss) from investments in limited partnerships increased $799 thousand, to income of $694 thousand for the third quarter of 2021 compared to a loss of $105 thousand for the third quarter of 2020. For the first nine months of 2021, income (loss) from investments in limited partnerships increased $1.9 million, to income of $1.8 million compared to a loss of $136 thousand for the first nine months of 2020. We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income from these equity method investments fluctuates based on the maturity and performance of the underlying investments.

Income from derivative instruments, net decreased $1.6 million, or 80%, to $377 thousand for the third quarter of 2021 compared to $1.9 million for the third quarter of 2020. For the first nine months of 2021, income from derivative instruments, net decreased $3.0 million, or 64%, to $1.7 million compared to $4.6 million for the first nine months of 2020. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed during the quarter combined with the impact of changes in the fair market value of borrower-facing trades.

Net gain on sale of loans held for sale decreased $797 thousand, or 57%, to $600 thousand for the third quarter of 2021 compared to $1.4 million for the third quarter of 2020. The decrease was due to a lower transaction volumes in third quarter of 2021. Transaction volume and margin were at historically high levels in the third quarter of 2020, driven by mortgage refinancing activity. For the first nine months of 2021, net gain on sale of loans held for sale increased $207 thousand, or 9%, to $2.5 million compared to $2.3 million for the first nine months of 2020.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Salaries and employee benefits	$15,798	$15,085	$44,782	$45,173
Occupancy and equipment	3,834	3,263	10,502	10,407
Professional services	1,600	1,242	5,098	4,974
Computer and data processing	3,579	3,250	10,160	8,622
Supplies and postage	447	463	1,361	1,533
FDIC assessments	697	594	1,942	1,505
Advertising and promotions	474	955	1,234	2,055
Amortization of intangibles	264	280	801	861
Restructuring charges	-	1,362	-	1,362
Other	2,476	1,981	6,973	6,228
Total noninterest expense	$29,169	$28,475	$82,853	$82,720

Salaries and employee benefits expense increased by $713 thousand, or 5%, to $15.8 million for the third quarter of 2021 compared to $15.1 million for the third quarter of 2020. The increase was primarily due to higher incentive compensation and commissions, coupled with investments in experienced personnel to support strategic initiatives including digital banking, retail community banking expansion, customer experience and technology. For the first nine months of 2021, salaries and employee benefits expense decreased by $391 thousand, or 1%, to $44.8 compared to $45.2 million for the first nine months of 2020. The decrease reflects a streamlining of retail branches to better align with shifting customer needs and preferences, including the closure of seven branches in the second half of 2020, partially offset by an increase in expense in the third quarter of 2021.

Occupancy and equipment expense increased $571 thousand, or 17%, to $3.8 million for the third quarter of 2021 compared to $3.3 million for the third quarter of 2020. The increase was primarily the result of the purchase of security equipment for multiple locations, timing of maintenance services related to the outsourcing of property management services in the current year and expenses related to two Five Star Bank branches opened in Buffalo in June 2021.

Professional services expense increased $358 thousand, or 29%, to $1.6 million for the third quarter of 2021 compared to $1.2 million for the third quarter of 2020. The increase was primarily due to the timing of consulting and advisory projects including financial technology and improvement initiatives.

Computer and data processing expense increased $329 thousand, or 10%, to $3.6 million for the third quarter of 2021 compared to $3.3 million for the third quarter of 2020. For the first nine months of 2021, computer and data processing expense increased $1.5 million, or 18%, to $10.2 million compared to $8.6 million for the first nine months of 2020. The increases were primarily due to investments in technology, including costs related to the Bank’s ongoing digital banking initiatives.

Advertising and promotions expense decreased $481 thousand, or 50%, to $474 thousand for the third quarter of 2021 compared to $1.0 million for the third quarter of 2020. For the first nine months of 2021, advertising and promotions expense decreased $821 thousand, or 40%, to $1.2 million compared to $2.1 million for the first nine months of 2020. The decreases were related to the ongoing evolution of our long-term marketing strategy and a temporary reduction in external advertising expense.

Restructuring charges of $1.4 million for the third quarter of 2020 represents non-recurring real estate related charges related to the closure of bank branches and a staffing reduction.

Other expense increased $495 thousand, or 25%, to $2.5 million for the third quarter of 2021 compared to $2.0 million for the third quarter of 2020. For the first nine months of 2021, other expense increased $745 thousand, or 12%, to $7.0 million compared to $6.2 million for the first nine months of 2020. The increases were primarily due to lower education, travel and business development expenses as a result of the stay-at home orders implemented in the second quarter of 2020 in response to the COVID-19 pandemic and the timing of charitable contributions in the third quarter of 2021.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our efficiency ratio for the first nine months of 2021 was 55.41% compared with 61.79% for the first nine months of 2020. The lower efficiency ratio was primarily the result of an increase in net interest income, associated with increases in average interest-earning assets and deferred fee amortization on PPP loans and a decrease in interest expense as well as an increase in noninterest income compared to the prior year period. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the nine months ended September 30, 2021, we recorded income tax expense of $15.3 million, versus $5.7 million for the same period in the prior year. In the first nine months of 2021, we recognized tax credit investments resulting in a reduction in income tax expense of $1.2 million, and a net gain recorded in noninterest income of $62 thousand. In the first nine months of 2020, we recognized tax credit investments resulting in a reduction in income tax expense of $606 thousand, and a net loss recorded in noninterest income of $120 thousand. For the third quarter of 2021, we recorded income tax expense of $4.6 million, versus $2.9 million for the same period in the prior year, primarily driven by our higher pre-tax earnings.

During the three months ended June 30, 2021, New York State enacted legislation that temporarily increases the corporate tax rate from 6.5% to 7.25% for taxable years beginning in 2021 through 2023 for taxpayers with New York State income over $5.0 million. This rate change did not result in a material impact to our tax provision for the three and nine months ended September 30, 2021.

Our effective tax rates for the first nine months of 2021 and 2020 were 20.8% and 18.9%, respectively. Our effective tax rates for the third quarter of 2021 and 2020 were 21.0% and 19.3%, respectively. The increase in effective tax rates is the result of higher pre-tax earnings in comparison to the prior year. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on Company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2021 and 2020 reflects the New York State tax benefit generated by our real estate investment trust.

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$6,253	$6,531	$6,239	$6,635
Mortgage-backed securities:
Agency mortgage-backed securities	1,092,723	1,090,999	601,426	620,989
Non-Agency mortgage-backed securities	—	420	—	435
Total available for sale securities	1,098,976	1,097,950	607,665	628,059
Securities held to maturity:
State and political subdivisions	116,812	119,513	144,506	148,984
Mortgage-backed securities	101,328	104,651	127,467	133,051
Total held to maturity securities	218,140	224,164	271,973	282,035
Allowance for credit losses - securities	(5)		(7)
Total held to maturity securities, net	218,135		271,966
Total investment securities	$1,317,111	$1,322,114	$879,631	$910,094

MANAGEMENT'S DISCUSSION AND ANALYSIS

The available for sale (“AFS”) investment securities portfolio increased $469.9 million from $628.1 million at December 31, 2020 to $1.10 billion at September 30, 2021. The increase from year-end 2020 was primarily due to the deployment of excess liquidity into cash flowing agency backed securities. The AFS portfolio had a net unrealized loss of $1.0 million at September 30, 2021 and a net unrealized gain of $20.4 million at December 31, 2020, respectively. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of September 30, 2021. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—%	$6,253	2.42%	$—	—%	$—	—%	$6,253	2.42%
Mortgage-backed securities	4,863	2.03	56,549	2.42	175,663	1.91	855,648	1.49	1,092,723	1.61
	4,863	2.03	62,802	2.42	175,663	1.91	855,648	1.49	1,098,976	1.62
Held to maturity debt securities:
State and political subdivisions	36,191	2.04	70,429	1.89	5,005	1.62	5,187	1.92	116,812	1.93
Mortgage-backed securities	—	—	2,278	2.28	15,843	2.23	83,207	2.45	101,328	2.41
	36,191	2.04	72,707	1.90	20,848	2.23	88,394	2.45	218,140	2.17
Total investment securities	$41,054	2.04%	$135,509	2.14%	$196,511	1.93%	$944,042	1.58%	$1,317,116	1.71%

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the nine months ended September 30, 2021 and 2020 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

MANAGEMENT'S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Commercial business	$686,191	18.8%	$794,148	22.1%
Commercial mortgage	1,348,550	36.9	1,253,901	34.9
Total commercial	2,034,741	55.7	2,048,049	57.0
Residential real estate loans	584,091	16.0	599,800	16.7
Residential real estate lines	79,196	2.2	89,805	2.5
Consumer indirect	940,537	25.7	840,421	23.4
Other consumer	15,334	0.4	17,063	0.4
Total consumer	1,619,158	44.3	1,547,089	43.0
Total loans	3,653,899	100.0%	3,595,138	100.0%
Less: Allowance for credit losses - loans	45,444		52,420
Total loans, net	$3,608,455		$3,542,718

Total loans increased $58.8 million to $3.65 billion at September 30, 2021 from $3.60 billion at December 31, 2020. The increase in loans was primarily attributable to our organic growth initiatives.

Commercial loans decreased $13.3 million during the nine months ended September 30, 2021 and represented 55.7% of total loans as of September 30, 2021. The decrease was due to a decrease of $131.3 million in PPP loans, net of deferred fees, from $248.0 million at December 31, 2020 to $116.7 million at September 30, 2021. The decrease in commercial loans was partially offset by an increase in commercial mortgage loans and commercial business loans, excluding PPP loans, of $94.7 million and $23.3 million, respectively, primarily as a result of our continued commercial business development efforts.

The consumer indirect portfolio totaled $940.5 million and represented 25.7% of total loans as of September 30, 2021. During the first nine months of 2021, we originated $376.6 million in indirect auto loans with a mix of approximately 26% new auto and 74% used auto. During the first nine months of 2020, we originated $135.6 million in indirect auto loans with a mix of approximately 30% new auto and 70% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions. Growth in the consumer indirect portfolio in the current year has been the result of pent-up consumer demand for automobiles with the Company well-positioned to take advantage of the market opportunity given our deep history and experience in this line of business.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $5.9 million and $4.3 million as of September 30, 2021 and December 31, 2020, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $265.2 million and $241.7 million as of September 30, 2021 and December 31, 2020, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Credit Losses - Loans

The following table summarizes the activity in the allowance for credit losses - loans for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Allowance for credit losses - loans, beginning of period, prior to adoption of ASC 326				$30,482
Impact of adopting ASC 326				9,594
Allowance for credit losses - loans, beginning of period, after adoption of ASC 326	$46,365	$46,316	$52,420	40,076
Charge-offs:
Commercial business	218	15	396	8,281
Commercial mortgage	—	640	203	1,712
Residential real estate loans	36	—	103	100
Residential real estate lines	60	—	130	—
Consumer indirect	1,395	1,388	4,965	7,366
Other consumer	250	160	755	499
Total charge-offs	1,959	2,203	6,552	17,958
Recoveries:
Commercial business	168	103	785	1,644
Commercial mortgage	—	37	7	37
Residential real estate loans	15	7	79	25
Residential real estate lines	—	—	—	3
Consumer indirect	1,130	1,503	4,383	4,550
Other consumer	59	65	218	282
Total recoveries	1,372	1,715	5,472	6,541
Net charge-offs	587	488	1,080	11,417
Provision (benefit) for credit losses - loans	(334)	3,567	(5,896)	20,736
Allowance for credit losses - loans, end of period	$45,444	$49,395	$45,444	$49,395

Net loan charge-offs to average loans (annualized)	0.06%	0.06%	0.04%	0.45%
Allowance for credit losses - loans to total loans	1.24%	1.38%	1.24%	1.38%
Allowance for credit losses - loans to non-performing loans	681%	453%	681%	453%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

examination process, periodically review a financial institution’s allowance for credit losses - loans. Such agencies may require the financial institution to increase the allowance based on their judgments about information available to them at the time of their examination.

Net charge-offs of $587 thousand in the third quarter of 2021 represented 0.06% of average loans on an annualized basis compared to net charge-offs of $488 thousand, or 0.06%, in the third quarter of 2020. For the nine months ended September 30, 2021, net charge-offs of $1.0 million represented 0.04% of average loans, compared to $11.4 million or 0.45% of average loans for the same period in 2020. The decrease in net charge-offs in the nine months ended September 30, 2021 was primarily due to an $8.2 million partial charge-off of an $11.9 million commercial loan downgraded in the first quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of the COVID-19 pandemic. The allowance for credit losses - loans was $45.4 million at September 30, 2021, compared with $52.4 million at December 31, 2020. The ratio of the allowance for credit losses - loans to total loans was 1.24% and 1.46% at September 30, 2021 and December 31, 2020, respectively. The ratio of allowance for credit losses - loans to non-performing loans was 681% at September 30, 2021, compared with 551% at December 31, 2020.

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	September 30, 2021	December 31, 2020
Nonaccrual loans:
Commercial business	$1,046	$1,975
Commercial mortgage	874	2,906
Residential real estate loans	2,457	2,587
Residential real estate lines	192	323
Consumer indirect	2,104	1,495
Other consumer	2	—
Total nonaccrual loans	6,675	9,286
Accruing loans 90 days or more delinquent	1	231
Total non-performing loans	6,676	9,517
Foreclosed assets	-	2,966
Total non-performing assets	$6,676	$12,483
Non-performing loans to total loans	0.18%	0.26%
Non-performing assets to total assets	0.12%	0.25%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at September 30, 2021 were $6.7 million, a decrease of $5.8 million from the $12.5 million balance at December 31, 2020. The primary component of non-performing assets is non-performing loans, which were $6.7 million or 0.12% of total loans at September 30, 2021, compared with $9.5 million or 0.26% of total loans at December 31, 2020.

Approximately $2.2 million, or 33%, of the $6.7 million in non-performing loans as of September 30, 2021 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. We had no TDRs included in nonaccrual loans at September 30, 2021 and $200 thousand at December 31, 2020. There were no TDRs accruing interest as of September 30, 2021 and December 31, 2020.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had no properties representing foreclosed asset holdings at September 30, 2021 and two properties totaling $3.0 million at December 31, 2020. The decrease in foreclosed assets during the first nine months of 2021 was primarily the result of the sale of an asset on which foreclosure occurred in the third quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and partial charge-off in the first quarter of 2020 were precipitated by the impact of the COVID-19 pandemic.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $30.9 million and $17.9 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2021 and December 31, 2020, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,144,852	23.1%	$1,018,549	23.8%
Interest-bearing demand	893,976	18.0	731,885	17.1
Savings and money market	2,015,855	40.4	1,642,340	38.4
Time deposits < $250,000	737,299	14.8	684,885	16.0
Time deposits of $250,000 or more	182,981	3.7	200,708	4.7
Total deposits	$4,974,963	100.0%	$4,278,367	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2021, total deposits were $4.97 billion, representing an increase of $696.6 million from December 31, 2020. The increase was due to growth in public, non-public demand and reciprocal deposits. Time deposits were approximately 19% and 21% of total deposits at September 30, 2021 and December 31, 2020, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.73 billion and $2.55 billion at September 30, 2021 and December 31, 2020, respectively, and represented 55% and 60% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $1.19 billion and $834.9 million at September 30, 2021 and December 31, 2020, respectively, and represented 24% and 20% of total deposits as of the end of each period, respectively. The increase in public deposits during 2021 was due largely to seasonality.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all reciprocal deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of EGRRCPA, reciprocal deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits. Reciprocal deposits totaled $806.5 million at September 30, 2021, compared to $612.3 million at December 31, 2020. Reciprocal deposits represented 16% and 14% of total deposits as of the end of each period, respectively.

Brokered deposits totaled $254.8 million and $279.6 million at September 30, 2021 and December 31, 2020, respectively, and represented 5% and 7% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2021	2020
Short-term borrowings - FHLB	$—	$5,300
Long-term borrowings - Subordinated notes, net	73,834	73,623
Total borrowings	$73,834	$78,923

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. We had no short-term FHLB borrowings at September 30, 2021 and no amount of short-term FHLB borrowings outstanding at any month-end during the nine months ended September 30, 2021. Short-term FHLB borrowings at December 31, 2020 consisted of $5.3 million in short-term borrowings. The decline in short-term borrowings at September 30, 2021, was the result of the Company’s decision to utilize brokered deposits as a cost-effective alternative to FHLB borrowings. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $206.1 million of immediate credit capacity with the FHLB as of September 30, 2021. We had approximately $601.8 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at September 30, 2021. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $130.0 million and $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of September 30, 2021 and December 31, 2020, respectively. Additionally, we had approximately $454.9 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At September 30, 2021, no amounts have been drawn on the line of credit.

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy. While funding pressures have not occurred, management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of September 30, 2021, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.
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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB, the FRB and brokered deposit relationships. The primary source of our non-deposit short-term borrowings is FHLB advances, of which we had $0 outstanding at September 30, 2021 due to the excess liquidity position sustained as a result of continued growth and seasonal inflows of public deposits. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $937.9 million from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2021. The line of credit has a one-year term and matures in May 2022. Funds drawn would be used for general corporate purposes and backup liquidity.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash and cash equivalents were $288.4 million as of September 30, 2021, up $194.5 million from $93.9 million as of December 31, 2020. Net cash provided by operating activities totaled $39.5 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $516.4 million, which included outflows of $59.8 million for net loan originations, and $430.2 million from net investment securities transactions. Net cash provided by financing activities of $516.4 million was attributed to a $696.6 million increase in deposits, partially offset by a $5.3 million decrease in short-term borrowings, $6.0 million in common stock repurchases and $13.8 million in dividend payments. The increase in the period end cash balance was due to growth in public, non-public demand and reciprocal deposits.

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

Shareholders’ equity was $494.0 million at September 30, 2021, an increase of $25.7 million from $468.4 million at December 31, 2020. Net income for the nine months ended September 30, 2021 increased shareholders’ equity by $58.1 million, offset by common and preferred stock dividends declared of $13.9 million. Accumulated other comprehensive loss included in shareholders’ equity increased $14.2 million during the first nine months of 2021 due primarily to lower net unrealized gains on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. As of September 30, 2021, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands):

	September 30,	December 31,
	2021	2020
Common shareholders’ equity	$476,721	$451,035
Add: CECL transitional amount	10,005	12,061
Less: Goodwill and other intangible assets	72,052	71,235
Net unrealized gain on investment securities (1)	(1,057)	14,743
Hedging derivative instruments	827	(316)
Net periodic pension and postretirement benefits plan adjustments	(11,886)	(12,299)
Other	—	—
Common Equity Tier 1 (“CET1”) Capital	426,790	389,733
Plus: Preferred stock	17,292	17,328
Less: Other	—	—
Tier 1 Capital	444,082	407,061
Plus: Qualifying allowance for credit losses	34,341	40,509
Subordinated Notes	73,834	73,623
Total regulatory capital	$552,257	$521,193
Adjusted average total assets (for leverage capital purposes)	$5,310,329	$4,933,597
Total risk-weighted assets	$4,167,165	$3,844,380
Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.36%	8.25%
CET1 Capital (CET1 capital to total risk-weighted assets)	10.24	10.14
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.66	10.59
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	13.25	13.56

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of September 30, 2021 and December 31, 2020 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Tier 1 leverage:
Company	$444,082	8.36%	$212,413	4.00%	$265,516	5.00%
Bank	483,083	9.11	212,080	4.00	265,100	5.00
CET1 capital:
Company	426,790	10.24	291,702	7.00	270,866	6.50
Bank	483,083	11.62	290,965	7.00	270,182	6.50
Tier 1 capital:
Company	444,082	10.66	354,209	8.50	333,373	8.00
Bank	483,083	11.62	353,315	8.50	332,532	8.00
Total capital:
Company	552,257	13.25	437,552	10.50	416,717	10.00
Bank	517,423	12.45	436,448	10.50	415,665	10.00
December 31, 2020
Tier 1 leverage:
Company	$407,061	8.25%	$197,344	4.00%	$246,680	5.00%
Bank	441,929	8.97	197,064	4.00	246,330	5.00
CET1 capital:
Company	389,733	10.14	269,107	7.00	249,885	6.50
Bank	441,929	11.52	268,483	7.00	249,306	6.50
Tier 1 capital:
Company	407,061	10.59	326,772	8.50	307,550	8.00
Bank	441,929	11.52	326,015	8.50	306,838	8.00
Total capital:
Company	521,193	13.56	403,660	10.50	384,438	10.00
Bank	482,439	12.58	402,725	10.50	383,547	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2020 to September 30, 2021, aside from asset growth due to an increased liquidity position. The increased liquidity position resulted from continued deposit growth and drove investment security purchases and an excess Federal Reserve interest earning cash balance at quarter end. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending September 30, 2022 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(2,792)	$2,104	$4,649	$7,063
% Change	-1.90%	1.43%	3.16%	4.81%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2021 and December 31, 2020 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2021 and December 31, 2020. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	September 30, 2021			December 31, 2020
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$717,562			$583,156
- 100 Basis Points	712,612	$(4,950)	-0.69%	574,345	$(8,811)	-1.51%
+100 Basis Points	737,651	20,089	2.80	617,768	34,612	5.94
+ 200 Basis Points	753,000	35,438	4.94	638,224	55,068	9.44
+ 300 Basis Points	760,238	42,676	5.95	651,518	68,362	11.72

The increase in the Pre-Shock Scenario EVE at September 30, 2021 compared to December 31, 2020 is the result of growth in investments. The slight decrease in the -100 basis point Rate Shock Scenario to EVE is a result of the continued growth in deposits over the last three quarters, compounded with the growth of fixed rate long-term assets not receiving the full benefit in value appreciation typically observed in down rate scenarios.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time we are a party to or otherwise involved in legal proceedings arising out of the normal course of business. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense and settlement costs, unfavorable awards, diversion of management resources and other factors.

We are party to an action filed against us on May 16, 2017 by Matthew L. Chipego, Charlene Mowry, Constance C. Churchill and Joseph W. Ewing in the Court of Common Pleas in Philadelphia, Pennsylvania. Plaintiffs sought class certification to represent classes of consumers in New York and Pennsylvania along with statutory damages, interest and declaratory relief. The plaintiffs sought to represent a putative class of consumers who are alleged to have obtained direct or indirect financing from us for the purchase of vehicles that we later repossessed. The plaintiffs specifically claim that the notices the Bank sent to defaulting consumers after their vehicles were repossessed did not comply with the relevant portions of the Uniform Commercial Code in New York and Pennsylvania. We dispute and believe we have meritorious defenses against these claims and plan to vigorously defend ourselves.

On September 30, 2021, the Court granted plaintiffs’ motion for class certification and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). We estimate there may be approximately 5,200 members in the New York classes and 300 members in the Pennsylvania classes. We filed a motion seeking permission to appeal the class certification ruling to the Superior Court of Pennsylvania and a stay of proceedings pending any such appeal. We also filed a motion to dismiss the action for lack of standing. We have not accrued a contingent liability for this matter at this time because, given our defenses, we are unable to conclude whether a liability is reasonably probable to occur nor are we able to currently reasonably estimate the amount of potential loss.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, November 8, 2021
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	, November 8, 2021
W. Jack Plants II
Senior Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, November 8, 2021
Sonia M. Dumbleton
Senior Vice President and Controller
(Principal Accounting Officer)