Form 10-K
period 2021-12-31
FINANCIAL INSTITUTIONS INC
filed 2022-03-10
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2021 closing price reported by Nasdaq, was approximately $466,346,000.

As of February 28, 2022, there were outstanding, exclusive of treasury shares, 15,526,641 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

•
Governmental and individual efforts to address the COVID-19 pandemic have introduced volatility into the U.S. and global economy which has and may continue to adversely affect our business, financial condition and results of operations;
•
Changes in our operations in response to the COVID-19 pandemic have exposed us to additional risks;
•
Mandatory COVID-19 vaccination of employees could impact our workforce and have a material adverse effect on our business and results of operations;
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
•
Legal and regulatory proceedings and related matters, such as the action brought by a class of consumers against us as described in Part I, Item 3, “Legal Proceedings,” could adversely affect us and the banking industry in general;
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

ITEM 1. BUSINESS

GENERAL

The Parent is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”). The principal office of the Parent is located at 220 Liberty Street, Warsaw, New York 14569 and its telephone number is (585) 786-1100. The Parent was incorporated on September 15, 1931, but the continuity of the Company’s banking business is traced to the organization of the National Bank of Geneva on March 28, 1817. Except as the context otherwise requires, the Parent and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.” Five Star Bank is referred to as “FSB” or “the Bank,” SDN Insurance Agency, LLC is referred to as “SDN,” Courier Capital, LLC is referred to as “Courier Capital,” HNP Capital, LLC is referred to as “HNP Capital” and Corn Hill Innovation Labs, LLC is referred to as “CHIL.” The consolidated financial statements include the accounts of the Parent, the Bank, SDN, Courier Capital, HNP Capital and CHIL. The Parent’s common stock is traded on the Nasdaq Global Select Market under the ticker symbol “FISI.”

At December 31, 2021, the Company had consolidated total assets of $5.52 billion, deposits of $4.83 billion and shareholders’ equity of $505.1 million.

The Parent’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Parent’s five direct wholly-owned subsidiaries are: (1) the Bank, which provides a full range of banking services to consumer, commercial and municipal customers in Western and Central New York; (2) SDN, which sells various premium-based insurance policies on a commission basis to commercial and consumer customers; (3) Courier Capital and (4) HNP Capital, which both provide customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans; and (5) CHIL, which oversees the Company's Banking as a Service and Fintech relationships. At December 31, 2021, the Bank represented 99.3%, SDN represented 0.3%, Courier Capital and HNP Capital combined represented 0.4% and CHIL represented 0.0% of the consolidated assets of the Company.

Five Star Bank

The Bank is a New York-chartered bank that has its headquarters at 55 North Main Street, Warsaw, NY, and a total of 48 full-service banking offices in the New York State counties of Allegany, Cattaraugus, Cayuga, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates counties.

At December 31, 2021, the Bank had total assets of $5.48 billion, investment securities of $1.38 billion, net loans of $3.64 billion, deposits of $4.85 billion and shareholders’ equity of $521.4 million. The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans.

SDN Insurance Agency, LLC

SDN is a full-service insurance agency founded in 1923 and headquartered in Amherst, NY. SDN offers personal, commercial and financial services products. For the year ended December 31, 2021, SDN had total revenue of $5.7 million. During 2021, SDN completed the acquisition of assets of Landmark Group, an independent insurance brokerage firm, on February 1, 2021 and North Woods Capital Benefits LLC, an employee benefits and human resources advisory firm, on August 2, 2021.

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

Courier Capital, LLC

Courier Capital is an SEC-registered investment advisory and wealth management firm founded in 1967 and based in Western New York, with offices in Buffalo and Jamestown. With $2.19 billion in assets under management as of December 31, 2021, Courier Capital offers customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses and institutions. For the year ended December 31, 2021, Courier Capital had total revenue of $6.4 million.

HNP Capital, LLC

HNP Capital is an SEC-registered investment advisory and wealth management firm founded in 2009 and based in Western New York, with offices in Rochester, New York. With $819.4 million in assets under management as of December 31, 2021, HNP Capital offers customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses and institutions. For the year ended December 31, 2021, HNP Capital had total revenue of $4.2 million.

Corn Hill Innovation Labs, LLC

CHIL was initially established in 2021 to manage a joint venture with Alloy Labs Alliance, a group of innovative community banks, to launch CHUCK, an open network for peer-to-peer payments for consumers and small businesses. CHIL's scope has since expanded to oversee the Company's Banking as a Service and Fintech relationships. CHIL is based in Western New York, with its main office in Rochester, New York.

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

We have evolved to meet changing customer needs by opening what we refer to as financial solution center branches. These financial solution centers have a smaller footprint than our traditional branches, focus on technology to provide solutions that fit our customer preferences for transacting business with us, and these branches are staffed by certified personal bankers who are trained to meet a broad array of customer needs. In recent years, we have opened four financial solution centers in the Rochester and Buffalo markets, and in February 2020, the Federal Reserve Bank of New York and the New York State Department of Financial Services approved our application to open two additional financial solution centers in Buffalo that opened in 2021. In addition, we are focused on continued expansion of product delivery channels and are investing in our digital banking platform to allow for greater flexibility in the customer experience. We believe that the foregoing factors all help to grow our core deposits, which supports a central element of our business strategy - the growth of a diversified and high-quality loan portfolio.

Acquisition Strategy

We will continue to explore market expansion opportunities that complement current market areas as opportunities arise. Our primary focus will be on increasing market share within existing markets, while taking advantage of potential growth opportunities within our insurance and wealth management lines of business by acquiring new businesses that can be added to existing operations. We believe our capital position remains strong enough to support an active merger and acquisition strategy, and expansion of our core financial service businesses of banking, insurance and wealth management. Consequently, we continue to explore acquisition opportunities in these activities. In evaluating acquisition opportunities, we will balance the potential for earnings accretion with maintaining adequate capital levels, which could result in our common stock being the predominant form of consideration and/or the need for us to raise capital.

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

Employee Profile

As of December 31, 2021, we had 625 employees situated across the United States. This represents an increase of 12 employees or 2% from December 31, 2020.

As of December 31, 2021, approximately 65% of our current workforce is female, 35% male, and our average tenure is 6.56 years, a decrease of 16% from an average tenure of 7.77 years as of December 31, 2020.

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

Health and Safety

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes supporting a majority of our employees to work from home or remotely, while implementing additional safety measures for employees continuing critical on-site work. Many employees continue to work from home as we transition to a more flexible work environment.

Talent

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment among our employees which in turn grows our business, our products, and our customers, while also adding new talent, skillsets and ideas to support a continuous improvement mindset and our goals of a diverse and inclusive workforce.

We have conducted intentional, strategic hiring in 2021 to supplement the organization with new skill sets and perspectives. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and additionally we incent employee referrals for open positions.

Our performance management framework positions our leaders as coaches who continuously develop and grow talent through ongoing performance and development discussions, formal talent and development assessments, goal setting and feedback and performance-based compensation programs.

Diversity and Inclusion

We strive toward having a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. To accomplish this, we established a Diversity & Inclusion Advisory Council in 2020 made up of 18 employee representatives throughout our operating footprint. The Council meets regularly to provide feedback and ideas that guide our DEI strategy. We have begun a series of DEI-focused trainings to raise awareness of unconscious bias and equip leaders to build inclusive team experiences. We continued our commitment to equal employment opportunity through a robust affirmative action plan which includes annual compensation analyses and ongoing reviews of our selection and hiring practices alongside a continued focus on building and maintaining a diverse workforce.

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

Our market area is economically diversified in that we serve both rural markets and the larger markets in and around Rochester and Buffalo. Rochester and Buffalo are the two largest metropolitan areas in New York outside of New York City, with a combined population of over two million people. We anticipate continuing to increase our presence in and around these metropolitan statistical areas and complementary market areas in the coming years. For example, we opened two additional financial solution centers in Buffalo in 2021.

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

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2021, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global Market Intelligence, which compiles deposit data published by the FDIC as of June 30, 2021 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

County	Market Share	Market Rank	Number of Branches (1)
Allegany	7.8%	2	1
Cattaraugus	24.0%	2	4
Cayuga	6.9%	6	1
Chemung	13.9%	3	2
Erie	0.4%	11	6
Genesee	18.6%	2	2
Livingston	32.6%	1	5
Monroe	2.2%	8	8
Ontario	13.1%	2	4
Orleans	23.7%	2	2
Seneca	26.2%	1	2
Steuben	32.2%	2	5
Wyoming	66.2%	1	4
Yates	32.7%	1	2

(1)
Number of branches current as of December 31, 2021.

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

Commercial Business and Commercial Mortgage Lending

We primarily originate commercial business loans in our market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. We offer commercial business loans to customers in the agricultural industry for short-term crop production, farm equipment and livestock financing. As a general practice, where possible, a first position collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2021, $229.0 million, or 36%, of our aggregate commercial business loan portfolio were at fixed rates, while $409.3 million, or 64%, were at variable rates.

We also offer commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial mortgage loans are secured by first liens on the real estate and are typically amortized over a 10 to 20-year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2021, $659.6 million, or 47%, of the loans in our aggregate commercial mortgage portfolio were at fixed rates, while $753.2 million, or 53%, were at variable rates.

We utilize government loan guarantee programs where available and appropriate.

Government Guarantee Programs

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed by Congress and signed into law on March 27, 2020. The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. As of December 31, 2021, we had PPP loans with an aggregate principal balance of $57.5 million that were covered by guarantees under this program.

We participate in other government loan guarantee programs offered by the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2021, we had loans with an aggregate principal balance of $30.1 million that were covered by guarantees under these programs. The guarantees typically only cover a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while reducing credit risk.

Residential Real Estate Lending

We originate fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, including home improvement loans, closed-end home equity loans, and home equity lines of credit, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. We typically follow the underwriting and appraisal guidelines of the secondary market, including the FHLMC and the Federal Housing Administration, and service the loans in a manner that satisfies the secondary market agreements. As of December 31, 2021, our residential mortgage servicing portfolio totaled $272.7 million, the majority of which has been sold to the FHLMC. As of December 31, 2021, our residential real estate loan portfolio totaled $577.3 million, or 16% of our total loan portfolio. As of December 31, 2021, our residential real estate lines portfolio totaled $78.5 million, or 2% of our total loan portfolio. As of December 31, 2021, $528.1 million, or 91%, of the loans in our residential real estate loan portfolio were at fixed rates, while $49.2 million, or 9%, were at variable rates. The residential real estate lines portfolio primarily consists of variable rate lines. Approximately 93% of the loans and lines in our residential real estate portfolios were in first lien positions at December 31, 2021. We do not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.

Consumer Lending

We offer a variety of loan products to our consumer customers, including automobile loans, secured installment loans and other types of secured and unsecured personal loans. At December 31, 2021, outstanding consumer loan balances were concentrated in indirect automobile loans.

We originate indirect consumer loans for a mix of new and used vehicles through franchised new car dealers. The consumer indirect loan portfolio is primarily comprised of loans with terms that typically range from 36 to 84 months. We have developed relationships with franchised new car dealers in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania. As of December 31, 2021, our consumer indirect portfolio totaled $958.0 million, or 26% of our total loan portfolio. The consumer indirect loan portfolio primarily consists of fixed rate loans with relatively short durations.

We also originate, independently of the indirect loans described above, consumer automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of the collateral and the size of loan. A portion of the consumer lending program is underwritten on a secured basis using the customer’s financed automobile, mobile home, boat or recreational vehicle as collateral. The other loans in our consumer portfolio totaled $14.5 million as of December 31, 2021, all of which were fixed rate loans.

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

We have several procedures in place to assist in maintaining the overall quality of our loan portfolio. Delinquent loan reports are monitored by credit administration to identify adverse levels and trends. Loans, including loans individually evaluated for impairment, are generally classified as non-accruing if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accruing if repayment in full of principal and/or interest is uncertain.

Allowance for Credit Losses

The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. The allowance reflects management’s estimate of the amount of probable credit losses in the portfolio, based on factors including, but not limited to:

•
Specific allocations for individually evaluated credits;
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

Our methodology for estimating the allowance for credit losses includes the following:

1.
Collateral dependent commercial business and commercial mortgage loans, as well as, non-collateral dependent criticized loans of two-million dollars and greater are typically reviewed individually and assigned a specific loss allowance, if considered necessary, in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, reflective of the heightened risk resulting from long-term deferrals afforded under the CARES Act of certain commercial business and commercial mortgage loans and individual evaluation was performed on certain of the most at risk longer term deferrals and a specific loss allowance was placed on them. Collectively, this is referred to as the Individually Evaluated component of the allowance for credit losses estimate.
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

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $771.4 million at December 31, 2021.

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

Holding Company Regulation. We are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board (“FRB” or “Federal Reserve”), under the Bank Holding Company Act (the “BHC Act”), as amended by, among other laws, the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). We are registered with the Federal Reserve as a financial holding company (“FHC”). We must file reports with the FRB and submit such additional information as the FRB may require, and our holding company and non-banking affiliates are subject to examination by the FRB. Under FRB policy, a financial holding company must serve as a source of strength for its subsidiary banks. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. The BHC Act provides that a financial holding company must obtain FRB approval before:

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

The Dodd-Frank Act, Economic Growth Act, and Volcker Rule. The Dodd-Frank Act significantly changed the regulation of financial institutions, such as community banks, thrifts, and small bank and thrift holding companies, and the financial services industry.

Although it was enacted in 2010, certain provisions of the Dodd-Frank Act have yet to be fully implemented and may be impacted by future legislation, rulemaking or executive orders. Our management continues to monitor the ongoing implementation of the Dodd-Frank Act and as new regulations are issued, will assess their effect on our business, financial condition and results of operations.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Economic Growth Act”) was enacted and impacted several of the provisions of the Dodd-Frank Act. The law provided certain regulatory relief to community banks, like us, with less than $10 billion in total consolidated assets. This relief includes an exemption from the Volcker Rule, as discussed below.

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

Capital Requirements. The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. The current risk-based capital standards applicable to the Company and the Bank are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision.

The Basel III Rules, among other things, (i) introduce a new capital measure called CET1, which consists primarily of retained earnings and common stock, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, such as preferred stock and certain convertible securities, meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to historical regulations.

Under the Basel III Rules, the current minimum capital ratios, including an additional capital conservation buffer applicable to the Company and the Bank, are:

•
7.0% CET1 to risk-weighted assets;
•
8.5% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and
•
10.5% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.

Banking institutions that do not hold capital above the required minimum levels, including the capital conservation buffer, will face constraints on paying dividends and compensation based on the amount of the shortfall.

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

The Basel III Rules prescribe a standardized approach for risk weightings for a variety of asset classes that, depending on the nature of the assets, generally ranges from 0% for U.S. government and agency securities, to 600% for certain equity exposures.

The Economic Growth Act provided for a potential exception from the Basel III Rules for community banks that maintain a Community Bank Leverage Ratio (“CBLR”) of at least 8.0% to 10.0%. The CBLR is calculated by dividing Tier 1 capital by the bank’s average total consolidated assets. In the final rules approved by the FDIC in September 2019, qualifying community banking organizations that opt in to using the CBLR are considered to be in compliance with the Basel III Rules as long as the bank maintains a CBLR of greater than 9.0%. If a bank is not a qualifying community banking organization, does not opt in to using the CBLR, or cannot maintain a CBLR of greater than 9.0%, the bank would have to comply with the Basel III Rules. We determined to comply with the Basel III Rules instead of using the CBLR framework.

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

Similarly, the Basel III framework included a standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium-and long-term funding of the assets and activities of banks over a one-year time horizon. Effective July 1, 2021, the NSFR standard requires large financial institutions to maintain a 1.0 ratio of available stable funding to required stable funding. The scope of financial institutions to which this standard applies is consistent with the LCR standard, and accordingly, neither the Company nor the Bank is required to comply with this standard. As a result, we do not manage our balance sheet to be compliant with these rules.

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

For further information regarding the capital ratios and leverage ratio of the Company and the Bank see the section titled “Sources and Uses of Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K. The current requirements and the actual levels for the Company and the Bank are detailed in Note 15, Regulatory Matters, of the notes to consolidated financial statements, included in this Annual Report on Form 10-K.

Dividends. The FRB policy is that a financial holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition, and that it is inappropriate for a financial holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank that is classified under the prompt corrective action regulations as “under-capitalized” will be prohibited from paying any dividends.

The primary source of cash for dividends we pay is the dividends we receive from the Bank. The Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Approval of the New York State Department of Financial Services (the “NY DFS”) is required prior to paying a dividend if the dividend declared by the Bank exceeds the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years. At January 1, 2022, the Bank could declare dividends of $77.0 million from retained net profits of the preceding two years. The Bank declared dividends of $24.0 million and $23.0 million in 2021 and 2020, respectively.

Federal Deposit Insurance Assessments. The Bank is a member of the FDIC and pays an insurance premium to the FDIC to fund the Deposit Insurance Fund ("DIF") based upon the bank's assessable assets on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government.

The current level of deposit insurance is $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category.

The minimum designated reserve ratio for the DIF is 1.35% of estimated insured deposits. Under the Dodd-Frank Act, the FDIC defined the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. Deposit insurance premiums for the Bank are calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter. As of September 30, 2018, the FDIC had exceeded the minimum reserve ratio of 1.35%. We received credits for the portion of our regular assessments that contributed to growth in the reserve ratio to 1.35%, which applied to reduce regular assessments for quarters when the reserve ratio is at least 1.38%. We used these credits to reduce our regular assessments through the first quarter of 2020.

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

The most recently completed evaluation of the Bank’s performance under the CRA was conducted by the FRB of New York from January 1, 2013 through September 30, 2018 and resulted in an overall rating of “Satisfactory.” In reaching this rating, the FRB of New York evaluated HMDA-reportable, small business, small farm, consumer loans, community development loans, investments, philanthropic grants, and services provided.

The last CRA evaluation completed by NY DFS was for the time period from January 1, 2012 through September 30, 2017. This performance evaluation resulted in an overall rating by the NY DFS of “Satisfactory.” In reaching this rating the NY DFS considered the Bank’s lending practices by the areas served, the geographic distribution of loans, borrower characteristics and use in community development projects, along with testing the ability of the Bank’s investment and service activities to meet community credit needs

Privacy Rules. Federal banking regulators, as required under the Gramm-Leach-Bliley Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to non-affiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

The NY DFS requires New York State-chartered or licensed banks regulated by the NY DFS, such as us, to adopt broad cybersecurity protections. In particular, we have established a program designed to ensure the safety of our information systems, adopted a written cybersecurity policy, and designated an information security officer. We are subject to ongoing compliance and reporting requirements of the NY DFS.

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

Transactions with Affiliates. FII, FSB, Five Star REIT, SDN, Courier Capital, HNP Capital and CHIL are affiliates within the meaning of the Federal Reserve Act. The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent financial holding company and the holding company’s other subsidiaries. Furthermore, bank loans and extensions of credit to affiliates also are subject to various collateral requirements.

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W, limit borrowings by FII and its nonbank subsidiaries from FSB, and also limit various other transactions between FII and its nonbank subsidiaries, on the one hand, and FSB, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any particular nonbank affiliate to no more than 10% of the institution’s total capital and limits the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its nonbank affiliates be on terms and under circumstances that are substantially the same or at least as favorable as those prevailing for comparable transactions with non-affiliates. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, the Dodd-Frank Act applies the 10% of capital limit on covered transactions to financial subsidiaries and amended the definition of “covered transaction” to include (i) securities borrowing or lending transactions with an affiliate, and (ii) all derivatives transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty.

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

The FRB reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Risks Related to the COVID-19 Pandemic

Governmental and individual efforts to address the COVID-19 pandemic have introduced volatility into the U.S. and global economy which has and may continue to adversely affect our business, financial condition and results of operations.

In response to the COVID-19 pandemic and resulting economic downturn in early 2020, the Federal Reserve reduced the target federal funds rate to a range of 0.00% to 0.25%. This lower rate reduces the rate of interest we earn on loans and pay on borrowings and interest-bearing deposits and can affect the value of financial instruments we hold. In an environment with lower interest rates, we will not be able to earn as much on our interest-earning assets, which may reduce net interest margin and our ability to earn interest and receive dividend income from investment securities will be reduced. While the FRB has indicated that it expects to raise the target federal funds rate in response to inflationary pressure and labor market challenges, we cannot assure you that interest rates will increase or that such an increase would increase our net income.

Since the start of the COVID-19 pandemic, we have been confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues, and asset values. Our credit risk has fluctuated along with the changes in the U.S. economy: we increased our allowance for credit losses in early 2020 in response to higher unemployment levels, but in 2021, we experienced a benefit from the provision for credit losses as employment levels improved. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral, and we provide an allowance for credit losses based on a number of factors. We believe that the allowance for credit losses is adequate. However, if our assumptions or judgments are wrong, the allowance for credit losses may not be sufficient to cover the actual credit losses. We may have to increase the allowance in the future in response to the COVID-19 pandemic and resulting changes to the U.S. economy. The actual amount of future provisions for credit losses may vary from the amount of past provisions.

If the borrower of a PPP loan under the CARES Act fails to qualify for loan forgiveness under the program, we will have to hold the loan at an unfavorable interest rate as compared to a loan we may otherwise have extended to our customer. Even though those loans are guaranteed by the SBA, we may not be able to collect from the SBA as quickly as those payments come due, and our cash flow and earnings may be reduced accordingly. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from us.

As a lender, we are exposed to the risk that customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. The collateral securing our indirect loan portfolio in particular may not be sufficient to cover the full value of an outstanding loan because the collateral, namely automobiles, are depreciating assets. If a significant proportion of our customers are unable to repay their loans and the collateral securing repayment is insufficient to cover our losses, we may have to increase our allowance for credit losses, the quality of our loan portfolio will decline, our net income will decrease, and our results of operations will be materially adversely impacted. In addition, our capital and leverage ratios may be adversely impacted.

Continued economic disruption and fear of the spread of COVID-19 could result in business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates and reduced profitability and ability for property owners to make mortgage payments.

We believe our most significant exposure to COVID‐19-impacted businesses is within the following industries, representing the following percentage of commercial real estate and commercial loan balances as of December 31, 2021:

•
retail and retail building, 14%;
•
hotel, motel and lodging, 4% ;
•
health care, 3%;
•
restaurants and food services, 2%;
•
entertainment and recreation, 2%; and
•
mining, quarrying and oil & gas, less than 1%.

We have experienced charge-offs that were precipitated by the COVID-19 pandemic, such as the $8.2 million charge-off of a $11.9 million commercial loan in the hotel, motel and lodging industry in the first quarter of 2020 and related foreclosure in the third quarter of 2020. We may experience additional charge-offs or credit losses related to the COVID-19 pandemic and other economic disruptions.

Changes in our operations in response to the COVID-19 pandemic have exposed us to additional risks.

Social distancing efforts imposed by state and local governments to address the COVID-19 pandemic caused us to change how we operate our bank branches, with the interior of some branches closing to customers when required to comply with state or local laws. In addition, to curb the spread of COVID-19, a significant proportion of our employees transitioned to working remotely. Both of these changes may slow response times to customers’ inquiries or preclude providing the level of service our employees are typically able to offer in person. Our reputation and results of operations may be impacted if our competitors are better able to adjust to the restrictions on in-person interactions and remote work.

Furthermore, as some of our employees continue to work from home, our operational risk, including data security risk, is higher than it would otherwise be, as cybercriminal activity has increased in an attempt to profit from the disruption to pre-pandemic operations. The cybersecurity-related risks we face include more phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, and unauthorized dissemination, misuse or destruction of confidential or valuable information.

We continue to follow Centers for Disease Control and Prevention (“CDC”) guidelines and governmental mandates regarding COVID-19 protocols and vaccinations. While it is not possible to predict the administrative costs, compliance costs or impacts to our available workforce, we are developing compliance processes for implementing the Occupational Safety and Health Administration (“OSHA”) testing and vaccination mandates while monitoring legal actions and state legislation regarding the mandates for further guidance.

Mandatory COVID-19 vaccination of employees could impact our workforce and have a material adverse effect on our business and results of operations.

The imposition of government mandated vaccination or testing may impact our ability to retain current employees and attract new employees. In the event of a vaccine mandate, some of our employees who are not vaccinated may seek exemptions or otherwise resist vaccination. The imposition of vaccine mandates could potentially cause labor shortages if employees refuse to get vaccinated and their employment is terminated, either voluntarily or involuntarily. Although the previously proposed vaccine mandates provide for the alternative of weekly testing for the virus and allow employers to shift the cost burden of this testing to employees, labor markets, competitive forces, and practical application may dictate that we would shoulder the cost of such testing, which could result in meaningful costs that have not been incurred to date. If federal, state or local mandates take effect, those mandates may result in employee attrition, which could adversely affect revenues and costs and could have an adverse effect on our business and results of operations.

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

At December 31, 2021, our portfolio of commercial business and mortgage loans totaled $2.05 billion, or 56% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to consumer loans or residential real estate loans. A sudden downturn in the economy, or a prolonged downturn for specific industries, could result in borrowers being unable to repay their loans, thus exposing us to increased credit risk.

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

At December 31, 2021, we had $3.91 billion of deposit liabilities that have no maturity and, therefore, may be withdrawn by the depositor at any time. These deposit liabilities include our checking, savings, and money market deposit accounts.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than us. Such competitors primarily include national, regional and internet banks within the markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. More recently, peer to peer lending has emerged as an alternative borrowing source for our customers and many other non-banks offer lending and payment services, such as consumer credit through buy now - pay later offerings, in competition with banks. Many of these competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many of our larger competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we can at competitive prices or with low or no fees.

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

In 2017, the United Kingdom’s Financial Conduct Authority, a regulator of financial services firms and financial markets in the United Kingdom, stated that it will only support the regulatory oversight of the London Interbank Offered Rate ("LIBOR") interest rate indices through 2021. This announcement, and, more generally, financial benchmark reforms and changes in the interbank lending markets, have resulted in uncertainty about the interest rate benchmarks that will be used in the future. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee formally recommended the use of a Secured Overnight Funding Rate (“SOFR”). SOFR is different from LIBOR in that it is a retrospective-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between our and the Bank’s costs to raise funds for SOFR as compared to LIBOR. In addition to the discontinuance of LIBOR, there may be future changes in the rules or methodologies used to calculate SOFR or other benchmarks, which may have a material adverse effect on the value of or return on our financial assets and liabilities that are based on or are linked to LIBOR and other benchmarks. Once LIBOR rates are no longer available, and we are required to implement replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, we may incur significant expense in effecting the transition and we may be subject to disputes or litigation with our borrowers over the appropriateness or comparability to LIBOR of the replacement reference rates. The transition date for existing LIBOR loan contracts is currently set as June 30, 2023 and impacts loans that have not yet matured or have been refinanced by that date. The uncertainty related to these changes may have an unpredictable impact on the financial markets and could adversely impact our financial condition or results of operations.

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

As disclosed in Part I, Item 3, “Legal Proceedings,” an action has been brought against us by four individuals who sought and were granted class certification to represent classes of consumers who allege to have obtained direct or indirect financing from us for the purchase of vehicles that we later repossessed. On September 30, 2021, the court granted plaintiffs’ motion for class certification and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). There are approximately 5,200 members in the New York classes and approximately 300 members in the Pennsylvania classes. If we settle these claims or the litigation is not resolved in our favor, we may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by our existing insurance policies. We can provide no assurances that our insurer will insure the legal costs, settlements or judgements we incur in excess of our deductible. If we are not successful in defending ourselves from these claims, or if our insurer does not insure us against legal costs we incur in excess of our deductible, the result may materially adversely affect our business, results of operations and financial condition. Further, adverse determinations in such matters could result in actions by our regulators that could materially adversely affect our business, financial condition or results of operations. There can be no guarantee that proceedings that may have a material adverse effect on our business, results of operations or financial condition will not arise in the near or long-term future.

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

As described in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business,” we are subject to extensive supervision, regulation and examination. The various regulatory authorities with jurisdiction over us have significant latitude in addressing our compliance with applicable laws and regulations including, but not limited to, those governing consumer credit, fair lending, anti-money laundering, anti-terrorism, capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors affecting us. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to, among other things, capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Our regulators have broad discretion to impose monetary fines or restrictions and limitations on our operations if they determine, for any reason, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

Additionally, shareholder activism and potential regulatory reform may lead to substantial new regulations and disclosure obligations, including with respect to environmental, social, and governance matters, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that may materially adversely impact our results of operations and financial condition.

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

Our investment advisory revenue may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net income.

Our investment advisory business derives a significant amount of its revenues from investment management fees based on assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including our clients' evaluation of the past performance of our investment advisory business, in either relative or absolute terms, general market and economic conditions, and competition from other investment management firms. A decline in the fair value of the assets under management would decrease our investment advisory revenue.

Investment performance is one of the most important factors in retaining existing investment advisory clients and competing for new investment advisory clients. Poor investment performance could reduce our investment advisory revenues and impede the growth of our investment advisory business in the following ways: existing clients may withdraw funds from our investment advisory business in favor of better performing products or firms; asset-based management fees could decline from a decrease in assets under management; our ability to attract funds from existing and new clients might diminish; and the investment advisory personnel may depart to join a competitor or otherwise.

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

As of December 31, 2021, we had $67.1 million of goodwill and $7.3 million of other intangible assets. Significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

Our current growth strategy is multi-faceted. We seek to expand our branch network into nearby areas, continue to invest in our digital banking strategy, develop new sustainable revenue streams through Banking as a Service (BaaS), make strategic acquisitions of loans, portfolios, other regional banks and non-banking firms whose businesses we feel may be complementary with ours, and to continue to organically grow our core deposits. Any failure by us to effectively implement any one or more of these growth strategies could have several negative effects, including a possible decline in the size or the quality, or both, of our loan portfolio or a decrease in profitability caused by an increase in operating expenses.

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

We intend to continue to pursue a growth strategy for our business by expanding our branch network into communities within or complementary to markets where we currently conduct business. We may consider acquisitions of loans or securities portfolios, lending or leasing firms, commercial and small business lenders, residential lenders, direct banks, banks or bank branches, wealth and investment management firms, securities brokerage firms, specialty finance or other financial services-related companies. We also intend to expand our non-banking subsidiaries, SDN, Courier Capital and HNP Capital, by acquiring smaller insurance agencies, such as Landmark and North Woods and wealth management firms in areas which complement our current footprint. We may be unsuccessful in expanding our non-banking subsidiaries through acquisition because of the growing interest in acquiring insurance brokers and wealth management firms, which could make it more difficult for us to identify appropriate targets and could make such acquisitions more expensive. Even if we are able to identify appropriate acquisition targets, we may not have sufficient capital to fund acquisitions or be able to execute transactions on favorable terms. If we are unable to pursue our growth strategy, we may not be able to achieve all of the expected benefits of our historical acquisitions, which could adversely affect our results of operations and financial condition.

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
•
inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits;
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

Negative public opinion could damage our reputation and impact business operations and revenues.

As a financial institution, our earnings and capital are subject to risk associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any of our products or services to meet our clients' expectations or applicable regulatory requirements, corporate governance and acquisitions, social media and other marketing activities, the implementation of environmental, social and governance practices or actions taken by government regulators and community organizations in response to any of the foregoing. Negative public opinion could affect our ability to attract and/or retain clients, could expose us to litigation and regulatory action, and could have a material adverse effect on our stock price or result in heightened volatility. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.

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

Third parties perform significant operational services on our behalf. These third-party vendors are subject to similar risks as us relating to cybersecurity, breakdowns or failures of their own systems or employees. One or more of our vendors may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third-party vendor. Certain of our vendors may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. Financial or operational difficulties of a vendor could also impair our operations if those difficulties interfere with the vendor’s ability to serve us. If a critical vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could have a material adverse effect on our business. Federal banking regulators have proposed rules on managing the risks of how banks select, engage and manage their outside vendors and issued voluntary guidance for banks on similar issues. These regulations and guidance may affect the circumstances and conditions under which we work with third parties and the cost of managing such relationships.

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

In addition, several U.S. financial institutions have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. These cybersecurity concerns are further heightened due to the recent Russian invasion into Ukraine. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm, any of which could adversely affect our results of operations and financial condition.

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

Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, in a falling rate environment or the recent environment where the Federal Reserve has held the federal reference rate near 0.00%, loans may be prepaid sooner than we expect, which could result in a delay between when we receive the prepayment and when we are able to redeploy the funds into new interest-earning assets and in a decrease in the amount of interest income we are able to earn on those assets. If we are unable to manage these risks effectively, our financial condition and results of operations could be materially adversely affected.

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

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. For example, our outstanding shares of Series A 3% and Series B-1 8.48% Preferred Stock have a preferential right to receive dividends before holders of our common stock. We must declare and pay annual dividends of $3 per share to Series A 3% Preferred Stock holders and of $8.48 per share to Series B-1 8.48% Preferred Stock holders before any dividends or dissolution payments can be paid to holders of common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. We may also issue additional shares of our common stock or securities convertible into or exchangeable for our common stock that could dilute our current shareholders and effect the value of our common stock.

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
•
political instability and uncertainty, including the Russian invasion of Ukraine;
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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent on the business environment in the markets where we operate, in the State of New York and in the United States as a whole. The acts of war in Ukraine and the impact of sanctions on Russia and Russian companies may impact global markets, which may create unfavorable or uncertain economic conditions. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. The occurrence of any of these conditions could have a material adverse effect on our financial condition and results of operations.

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

We are engaged in the banking business through 48 branch offices, of which 31 are owned and 17 are leased, in the following fourteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates Counties. The operating leases for our branch offices expire at various dates through the year 2061 and generally include options to renew. The Bank also has administrative operations at a leased facility in Amherst, New York, for which the lease expired in September 2021 and is continuing on the same terms on a month-to-month basis.

SDN operates from a leased 14,400 square foot office located in Williamsville, New York. The lease expired in September 2021 and is continuing on the same terms on a month-to-month basis. SDN also has operations at a leased facility in Rochester, New York.

The Bank has executed a lease for a 28,500 square foot administrative office located in Amherst, New York that will commence July 2022. This new location will replace the leased facility in Amherst, New York and the SDN leased facility in Williamsville, New York.

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

We are party to an action filed against us on May 16, 2017 by Matthew L. Chipego, Charlene Mowry, Constance C. Churchill and Joseph W. Ewing in the Court of Common Pleas in Philadelphia, Pennsylvania. Plaintiffs sought and were granted class certification to represent classes of consumers in New York and Pennsylvania seeking to recover statutory damages, interest and declaratory relief. The plaintiffs allege that they obtained direct or indirect financing from us for the purchase of vehicles that we later repossessed. The plaintiffs specifically claim that the notices the Bank sent to defaulting consumers after their vehicles were repossessed did not comply with the relevant portions of the Uniform Commercial Code in New York and Pennsylvania. We dispute and believe we have meritorious defenses against these claims and plan to continue to vigorously defend ourselves.

On September 30, 2021, the Court granted plaintiffs’ motion for class certification and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). There are approximately 5,200 members in the New York classes and approximately 300 members in the Pennsylvania classes. Our motion seeking permission to appeal the class certification ruling and a stay of proceedings pending any such appeal was denied. We are currently awaiting a ruling from the Superior Court of Pennsylvania on our motion seeking permission to appeal the denial of our motion to dismiss the action for lack of standing. On February 8, 2022, plaintiffs filed a motion for partial summary judgment for most of the relief they seek. We intend to oppose and file cross motions for partial summary judgment. The parties agreed that our opposition and cross motion papers will be filed by March 21, 2022. Through a Case Management Order dated February 10, 2022, the trial court directed, among other things, that discovery be completed by October 3, 2022, pre-trial motions be submitted by November 21, 2022, and that the case be ready for trial on March 6, 2023. We have not accrued a contingent liability for this matter at this time because, given our defenses, we are unable to conclude whether a liability is reasonably probable to occur nor are we able to currently reasonably estimate the amount of potential loss.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “FISI.” At February 28, 2022, 15,526,641 shares of our common stock were outstanding and there were 206 registered shareholders of record.

We have paid regular quarterly cash dividends on our common stock and our Board of Directors presently intends to continue this practice, subject to our results of operations and the need for those funds for debt service and other purposes. See the discussions in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business,” in the section captioned “Liquidity and Capital Management” included in Part II, Item 7, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15, Regulatory Matters, in the accompanying financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” all of which are included elsewhere in this report and incorporated herein by reference thereto.

In November 2020, the Company's Board of Directors authorized a share repurchase program for up to 801,879 shares of common stock (the "2020 Repurchase Program"). The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company's repurchases of its common stock during the fourth quarter of 2021 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2021	7,356	$31.31	6,364	557,076
November 1 - 30, 2021	19,400	31.00	19,400	537,676
December 1 -31, 2021	77,164	31.58	76,485	461,191
Total	103,920	$31.45	102,249
(1)
This column reflects (i) the deemed surrender to us of 1,671 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units and (ii) the purchase of an aggregate of 102,249 shares of common stock under the 2020 Repurchase Program.

Stock Performance Graph

The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2016 as reported by the Nasdaq Global Select Market, through December 31, 2021, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return of the Standard and Poor's ("S&P") U.S. SmallCap Banks Index over the same period. Cumulative return assumes the reinvestment of dividends. During 2021, all SNL indices were replaced with S&P Dow Jones indices. The SNL Bank $1B-$5B Index that has historically been used in our performance graph has therefore been replaced with the comparable S&P U.S. SmallCap Banks Index. The graph was prepared by S&P Global Market Intelligence and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Financial Institutions, Inc.	100.00	93.48	79.67	102.93	76.16	111.48
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
S&P U.S. SmallCap Banks Index	100.00	104.33	87.06	109.22	99.19	138.09

ITEM 6. [RESERVED]

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

INTRODUCTION

Financial Institutions, Inc. (the “Parent” and together with all its subsidiaries, “we,” “our,” or “us”), is a financial holding company headquartered in New York State. We offer a broad array of deposit, lending, and other financial services to individuals, municipalities and businesses in Western and Central New York through our wholly-owned New York-chartered banking subsidiary, Five Star Bank (the “Bank”). Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. We offer insurance services through our wholly-owned subsidiary, SDN Insurance Agency, LLC (“SDN”), a full-service insurance agency. We offer customized investment advice, wealth management, investment consulting and retirement plan services through our wholly-owned subsidiaries Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”), SEC-registered investment advisory and wealth management firms. In addition, we offer Banking as a Service and Fintech solutions through our wholly-owned subsidiary Corn Hill Innovation Labs, LLC (“CHIL”).

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

EXECUTIVE OVERVIEW

2021 Financial Performance Review

Net income increased $39.4 million to $77.7 million for 2021, compared to $38.3 million for 2020. This resulted in a 1.46% return on average assets and a 16.01% return on average equity. Net income available to common shareholders was $76.2 million or $4.78 per diluted share for 2021, compared to $36.9 million or $2.30 per diluted share for 2020. We declared cash dividends of $1.08 per common share during 2021, an increase of $0.04 per common share or 4% compared to the prior year.

Reflected in the increase in net income was an $8.3 million benefit for credit losses in the current year as compared to a provision of $27.2 million in 2020. Improvement in the national unemployment forecast, positive trends in qualitative factors, a reduction in specific reserves and lower net charge-offs resulted in the release of overall credit loss reserves and a corresponding benefit for credit losses in each quarter of 2021. Results for 2020 were negatively impacted by a higher than historical provision for credit losses, driven by the adoption of the current expected credit loss (“CECL”) standard and uncertainty around the long-term impact of the COVID-19 pandemic on the economic environment.

Fully-taxable equivalent net interest income was $155.4 million in 2021, an increase of $15.5 million, or 11%, compared to 2020. The increase was the result of a $603.5 million, or 14% increase in average interest-earning assets, partially offset by an eight-basis point decrease in the net interest margin, to 3.14%.

The provision for credit losses - loans was a benefit of $7.0 million in 2021 compared to a provision of $26.2 million in 2020. Net charge-offs decreased $8.1 million from the prior year to $5.8 million in 2021. Net charge-offs were an annualized 0.16% of average loans in the current year compared to 0.40% in 2020. Non-performing loans increased $2.7 million to $12.2 million compared to a year ago and represented 0.33% of total loans at December 31, 2021.

Noninterest income totaled $46.9 million for the full year 2021, an increase of $3.7 million, or 9%, when compared to the prior year. The increase is primarily attributed to increases in investment advisory income, investments in limited partnerships and insurance income, partially offset by decreases in income from derivatives instruments, and net gain on investment securities. The increase in investment advisory income of $2.1 million was primarily due to an increase in assets under management driven by a combination of market gains, new customer accounts and contributions to existing accounts. Income from investments in limited partnerships increased $2.0 million compared to the prior year based on performance of the underlying investments. The increase in insurance income of $1.3 million was driven by the two 2021 bolt-on acquisitions (North Woods Capital Benefits LLC in August and Landmark Group in February) and growth in the legacy SDN business, including the impact of increasing insurance premiums. Income from derivative instruments, net was $2.8 million lower than the prior year, primarily due to the execution of fewer swap transactions in 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest expense for the full year 2021 totaled $112.8 million, a $3.5 million increase compared to $109.3 million in the prior year. Computer and data processing expense increased $2.5 million year-over-year, as a result of strategic investments in technology, including digital banking initiatives and a customer relationship management solution that was deployed across all lines of business late in 2021. Salaries and benefits expense increased $1.6 million year-over-year, primarily due to higher performance-based incentive compensation and commissions, investments in personnel and the impact of 2021 acquisitions.

Income tax expense for the year was $19.5 million, representing an effective tax rate of 20.1% compared to an effective tax rate of 16.2% in 2020. The year-over-year increase in effective tax rate is primarily the result of higher pre-tax earnings in comparison to the prior year. Effective tax rates are impacted by items of income and expense not subject to federal or state taxation. The Company’s effective tax rates differ from statutory rates primarily because of interest income from tax-exempt securities, earnings on company owned life insurance and tax credit investments placed in service.

Total assets were $5.52 billion at December 31, 2021, up $608.5 million from $4.91 billion at December 31, 2020.

Investment securities were $1.38 billion at December 31, 2021, up $484.1 million from December 31, 2020. The increase from year-end 2020 was primarily due to the reinvestment of cash flow from the portfolio, coupled with the deployment of excess liquidity from higher deposit levels into cash flowing agency backed securities.

Total loans were $3.68 billion at December 31, 2021, up $84.3 million, or 2%, from December 31, 2020.

•
Commercial mortgage loans totaled $1.41 billion, an increase of $158.9 million, or 13%, from December 31, 2020.
•
Commercial business loans totaled $638.3 million, a decrease of $155.9 million, or 20%, from December 31, 2020. The decrease was primarily attributable to PPP loans. At December 31, 2021 the aggregate PPP loan balance was $55.3 million, net of deferred fees compared to $248.0 million, net of deferred fees at December 31, 2020.
•
Residential real estate loans totaled $577.3 million, a decrease of $22.5 million, or 4%, from December 31, 2020.
•
Consumer indirect loans totaled $958.0 million, an increase of $117.6 million, or 14%, from December 31, 2020.

Total deposits were $4.83 billion at December 31, 2021, an increase of $548.7 million from December 31, 2020, which was the result of growth in all deposit categories. Short-term borrowings were $30.0 million at December 31, 2021, an increase of $24.7 million from December 31, 2020. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits.

Shareholders’ equity was $505.1 million at December 31, 2021, compared to $468.4 million at December 31, 2020. Common book value per share was $30.98 at December 31, 2021, an increase of $2.86, or 10%, from $28.12 at December 31, 2020. Tangible common book value per share(1) was $26.26 at December 31, 2021, an increase of $2.74, or 12%, from $23.52 at December 31, 2020. The increase in shareholders’ equity as compared to December 31, 2020, is primarily attributable to net income less dividends paid, net of the change in accumulated other comprehensive loss.

The Company’s leverage ratio was 8.23% at December 31, 2021 compared to 8.25% at December 31, 2020. The Bank’s leverage ratio and total risk-based capital ratio were 8.98% and 12.38%, respectively, at December 31, 2021, compared to 8.97% and 12.58%, respectively at December 31, 2020.

(1)
This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the "GAAP to Non-GAAP Reconciliation" section of this Item 7 for further information.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Additional financial highlights of the Company are as follows:

	At or for the year ended December 31,
	2021	2020	2019
Performance ratios:
Net income, returns on:
Average assets	1.46%	0.82%	1.14%
Average equity	16.01%	8.49%	11.61%
Net income available to common shareholders, returns on:
Average common equity	16.29%	8.50%	11.74%
Average tangible common equity (1)	19.37%	10.25%	14.45%
Average tangible assets (1)	1.45%	0.80%	1.13%
Common dividend payout ratio	22.45%	45.22%	33.67%
Net interest margin (fully tax-equivalent)	3.14%	3.22%	3.28%
Effective tax rate	20.1%	16.2%	17.8%
Efficiency ratio (2)	55.76%	60.22%	60.59%

Capital ratios:
Leverage ratio	8.23%	8.25%	9.00%
Common equity Tier 1 capital ratio	10.28%	10.14%	10.31%
Tier 1 capital ratio	10.68%	10.59%	10.80%
Total risk-based capital ratio	13.12%	13.56%	12.77%
Average equity to average assets	9.10%	9.61%	9.82%
Common equity to assets	8.84%	9.18%	9.62%
Tangible common equity to tangible assets (1)	7.59%	7.80%	8.05%

(1)
This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the "GAAP to Non-GAAP Reconciliation" section of this Item 7 for further information.
(2)
The efficiency ratio provides a ratio of operating expenses to operating income. Efficiency ratio is calculated by dividing noninterest expense by net revenue, which is defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. The efficiency ratio is not a financial measurement required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

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
•
Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. On December 27, 2020, the Consolidated Appropriations Act, 2021 provided approximately $284 billion for PPP loans in an additional round of funding under the program and extended the PPP through March 31, 2021. This additional round of PPP loan funding was authorized for first-time borrowers and for second draws by certain borrowers who have previously received PPP loans. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extended the program to May 31, 2021.
•
Mortgage Forbearance - Under the CARES Act, a borrower with a federally backed mortgage loan that was experiencing financial hardship due to COVID-19 was able to request a forbearance until December 31, 2021.

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

As of December 31, 2021, we have helped more than 2,900 customers obtain more than $370 million in loans through the PPP. We have helped customers complete the forgiveness process for approximately $320 million of these PPP loans through December 31, 2021.

The Company had $532.4 million of loans with modifications related to COVID-19 during 2020, with $46.2 million and $113.0 million still on deferral as of December 31, 2021 and 2020, respectively. As of December 31, 2021, we have provided payment deferrals for approximately 6,600 borrowers, the majority being consumer indirect loan customers. Less than 1% of our loan customers have active payment deferrals as of December 31, 2021 as the majority of customers whose loans were subject to COVID-19 related deferrals have returned to making regular payments.

MANAGEMENT’S DISCUSSION AND ANALYSIS

GAAP to Non-GAAP Reconciliation

(In thousands, except per share data)	At or for the year ended December 31,
	2021	2020	2019
Computation of ending tangible common equity:
Common shareholders’ equity	$487,850	$451,035	$421,619
Less: goodwill and other intangible assets, net	74,400	73,789	74,923
Tangible common equity	$413,450	$377,246	$346,696

Computation of ending tangible assets:
Total assets	$5,520,779	$4,912,306	$4,384,178
Less: goodwill and other intangible assets, net	74,400	73,789	74,923
Tangible assets	$5,446,379	$4,838,517	$4,309,255

Tangible common equity to tangible assets (1)	7.59%	7.80%	8.05%

Common shares outstanding	15,747	16,042	16,003
Tangible common book value per share (2)	$26.26	$23.52	$21.66

Computation of average tangible common equity:
Average common equity	$468,085	$433,908	$403,689
Average goodwill and other intangible assets, net	74,411	74,364	75,557
Average tangible common equity	$393,674	$359,544	$328,132

Computation of average tangible assets:
Average assets	$5,335,808	$4,693,225	$4,285,825
Average goodwill and other intangible assets, net	74,411	74,364	75,557
Average tangible assets	$5,261,397	$4,618,861	$4,210,268

Net income available to common shareholders	$76,237	$36,871	$47,401
Return on average tangible common equity (3)	19.37%	10.25%	14.45%
Return on average tangible assets (4)	1.45%	0.80%	1.13%

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

December 31, 2021 AND December 31, 2020

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 77% of revenue during the year ended December 31, 2021. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The Federal Reserve influences the general market rates of interest, which impacts the deposit and loan rates offered by many financial institutions. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at a range of 0.00% to 0.25% at year-end 2021. The Federal Reserve had previously decreased the intended federal funds rate by 150 basis points due to two rate cuts in March of 2020. On March 3, 2020 it decreased 50 basis points and on March 16, 2020 another 100 basis points, resulting in a range of 0.00% to 0.25% at year-end 2020. The Federal Reserve had previously decreased the intended federal funds rate by 25 basis points in each of August, September and October 2019, resulting in a range of 1.50% to 1.75% at year-end 2019. Our loan portfolio is significantly affected by changes in the prime interest rate and changes in the prime interest rate generally follow changes in the federal funds rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% at year-end 2021. The prime interest rate had previously decreased to 3.25% in March 2020, reflecting the rate cuts of 50 and 100 basis points after the previous three 25 basis point decreases to 4.75% in 2019.

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	2021	2020	2019
Interest income per consolidated statements of income	$167,205	$161,299	$168,800
Adjustment to fully taxable equivalent basis	626	871	1,103
Interest income adjusted to a fully taxable equivalent basis	167,831	162,170	169,903
Interest expense per consolidated statements of income	12,475	22,314	38,888
Net interest income on a taxable equivalent basis	$155,356	$139,856	$131,015

Analysis of Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for 2021 was $155.4 million, an increase of $15.5 million compared to $139.9 million for 2020. The increase in net interest income was due primarily to increases in average loans of $212.7 million, or 6%, and average investment securities of $334.1 million, or 42% compared to 2020 and a decrease in the cost of average interest-bearing liabilities. In addition, the increase in net interest income from 2020 included an increase in deferred fee amortization on PPP loans of $5.1 million, due to accelerated amortization of fees on PPP loans paid-off, primarily through the forgiveness process.

Our net interest margin for 2021 was 3.14%, eight-basis points lower than 3.22% from the prior year. This decrease was a function of a nine-basis point lower contribution from net free funds and a one-basis point increase in the interest rate spread. The change in interest rate spread was a net result of a 34-basis point decrease in the yield on average interest-earning assets and a 35-basis point decrease in the cost of interest-bearing liabilities.

For the year ended December 31, 2021, the yield on average interest-earning assets of 3.39% was 34-basis points lower than 2020. Loan yields decreased 13-basis points during 2021 to 4.05%. The yield on investment securities decreased 56-basis points during 2021 to 1.75%. Overall, the interest-earning asset rate changes decreased interest income by $9.4 million during 2021 while a favorable volume variance increased interest income by $15.0 million, which collectively drove a $5.7 million increase in interest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-earning assets were $4.95 billion for 2021 compared to $4.35 billion for 2020, an increase of $603.5 million, or 14%, with average loans up $212.7 million from $3.44 billion to $3.65 billion and average securities up $334.1 million from $794.9 million to $1.13 billion. The growth in average loans reflected increases in the commercial loans, residential real estate loans and consumer indirect loans categories. Commercial loans, in particular, were up $162.2 million from $1.90 billion to $2.06 billion, or 9%, from 2020. Average balances of PPP loans net of deferred fees, which are included in commercial loans, were $175.4 million and $176.0 million for 2021 and 2020, respectively. Residential real estate loans were up $5.8 million, or 1%, and residential real estate lines were down $15.1 million, or 16%. Consumer indirect loans increased $60.6 million, or 7%, and other consumer loans decreased by $702 thousand, or 4%. Loans comprised 73.8% of average interest-earning assets during 2021 compared to 79.1% during 2020. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, can have a more positive effect on the net interest margin. The yield on average loans was 4.05% for 2021, a decrease of 13 basis points compared to 4.18% for 2020. An increase in the volume of average loans resulted in a $9.0 million increase in interest income, partially offset by a $4.6 million decrease due to the unfavorable rate variance. Securities comprised 22.8% of average interest-earning assets in 2021 compared to 18.3% in 2020. The taxable equivalent yield on average securities was 1.75% in 2021 compared to 2.31% in 2020. An increase in the volume of average securities resulted in a $5.9 million increase in interest income, partially offset by a $4.5 million decrease due to the unfavorable rate variance. Our asset mix negatively impacted net interest margin because loans constituted a smaller percentage and investment securities constituted a larger percentage of our interest-earning assets in 2021.

For the year ended December 31, 2021, the cost of average interest-bearing liabilities of 0.34% was 35 basis points lower than 2020 and the cost of average interest-bearing deposits of 0.23% was 34 basis points lower than 2020. Average short-term borrowings decreased $86.0 million from $86.5 million to $538 thousand in 2021. The decrease in average short-term borrowings was a result of our use of brokered deposits as a cost effective alternative to Federal Home Loan Bank ("FHLB") borrowings. The cost of long-term borrowings decreased 34 basis points to 5.75%. Overall, interest-bearing liability rate and volume decreases resulted in $9.8 million of lower interest expense during 2021.

Average interest-bearing liabilities of $3.67 billion in 2021 were $422.7 million, or 13%, higher than 2020. On average, interest-bearing deposits grew $482.3 million and noninterest-bearing demand deposits (a principal component of net free funds) were up $199.8 million. The increase in average deposits was due to growth in all deposit categories including non-public deposits, public deposits, reciprocal deposits and brokered deposits, which were utilized as a cost-effective alternative to FHLB borrowings during 2021. For further discussion of our reciprocal and brokered deposits, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $9.7 million of lower interest expense during 2021. Average short-term and long-term borrowings were $74.3 million in 2021, $59.6 million lower than in 2020. Overall, short- and long-term borrowing rate and volume changes resulted in $135 thousand of lower interest expense during 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables present, for the periods indicated, information regarding: (i) the average balances; (ii) the amount of interest income from interest-earning assets and the resulting annualized yields (tax-exempt yields have been adjusted to a tax-equivalent basis using the applicable Federal tax rate in each year); (iii) the amount of interest expense on interest-bearing liabilities and the resulting annualized rates; (iv) net interest income; (v) net interest rate spread; (vi) net interest income as a percentage of average interest-earning assets (“net interest margin”); and (vii) the ratio of average interest-earning assets to average interest-bearing liabilities. Investment securities are at amortized cost for both held to maturity and available for sale securities. Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Dollar amounts are shown in thousands.

	Years ended December 31,
	2021			2020			2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$169,504	$216	0.13%	$112,802	$315	0.28%	$22,023	$395	1.80%
Investment securities:
Taxable	1,007,420	16,736	1.66	626,221	14,186	2.27	610,251	14,382	2.36
Tax-exempt	121,592	2,981	2.45	168,687	4,149	2.46	212,493	5,253	2.47
Total investment securities	1,129,012	19,717	1.75	794,908	18,335	2.31	822,744	19,635	2.39
Loans:
Commercial business	734,748	29,467	4.01	735,535	26,667	3.63	569,941	29,630	5.20
Commercial mortgage	1,327,772	51,719	3.90	1,164,827	49,962	4.29	1,021,220	52,514	5.14
Residential real estate loans	593,375	20,162	3.40	587,620	21,320	3.63	547,505	20,995	3.83
Residential real estate lines	82,210	2,784	3.39	97,321	3,802	3.91	107,654	5,508	5.12
Consumer indirect	896,769	42,181	4.70	836,168	40,003	4.78	882,056	39,235	4.45
Other consumer	15,305	1,585	10.36	16,007	1,766	11.03	16,047	1,991	12.41
Total loans	3,650,179	147,898	4.05	3,437,478	143,520	4.18	3,144,423	149,873	4.77
Total interest-earning assets	4,948,695	167,831	3.39	4,345,188	162,170	3.73	3,989,190	169,903	4.26
Less: Allowance for credit losses	(50,230)			(45,697)			(34,143)
Other noninterest-earning assets	437,343			393,734			330,778
Total assets	$5,335,808			$4,693,225			$4,285,825
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$827,891	1,156	0.14	$714,904	1,091	0.15	$655,534	1,372	0.21
Savings and money market	1,864,567	3,363	0.18	1,443,692	4,788	0.33	983,447	4,365	0.44
Time deposits	907,973	3,599	0.40	959,541	11,943	1.24	1,098,440	22,757	2.07
Total interest-bearing deposits	3,600,431	8,118	0.23	3,118,137	17,822	0.57	2,737,421	28,494	1.04
Short-term borrowings	538	120	22.33	86,495	1,604	1.85	309,893	7,923	2.56
Long-term borrowings	73,749	4,237	5.75	47,387	2,888	6.09	39,235	2,471	6.30
Total borrowings	74,287	4,357	5.87	133,882	4,492	3.36	349,128	10,394	2.98
Total interest-bearing liabilities	3,674,718	12,475	0.34	3,252,019	22,314	0.69	3,086,549	38,888	1.26
Noninterest-bearing demand deposits	1,105,227			905,412			721,133
Other noninterest-bearing liabilities	70,472			84,558			57,126
Shareholders’ equity	485,391			451,236			421,017
Total liabilities and shareholders’ equity	$5,335,808			$4,693,225			$4,285,825
Net interest income (tax-equivalent)		$155,356			$139,856			$131,015
Interest rate spread			3.05%			3.04%			3.00%
Net earning assets	$1,273,977			$1,093,169			$902,641
Net interest margin (tax-equivalent)			3.14%			3.22%			3.28%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.67%			133.62%			129.24%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Rate /Volume Analysis

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income or interest expense not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Change from 2020 to 2021			Change from 2019 to 2020
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$117	$(216)	$(99)	$488	$(568)	$(80)
Investment securities:
Taxable	7,034	(4,484)	2,550	370	(566)	(196)
Tax-exempt	(1,155)	(13)	(1,168)	(1,077)	(27)	(1,104)
Total investment securities	5,879	(4,497)	1,382	(707)	(593)	(1,300)
Loans:
Commercial business	(29)	2,829	2,800	7,333	(10,296)	(2,963)
Commercial mortgage	6,601	(4,844)	1,757	6,823	(9,375)	(2,552)
Residential real estate loans	207	(1,365)	(1,158)	1,490	(1,165)	325
Residential real estate lines	(548)	(470)	(1,018)	(493)	(1,213)	(1,706)
Consumer indirect	2,859	(681)	2,178	(2,104)	2,872	768
Other consumer	(75)	(106)	(181)	(5)	(220)	(225)
Total loans	9,015	(4,637)	4,378	13,044	(19,397)	(6,353)
Total interest income	15,011	(9,350)	5,661	12,825	(20,558)	(7,733)
Interest expense:
Deposits:
Interest-bearing demand	163	(98)	65	116	(397)	(281)
Savings and money market	1,148	(2,573)	(1,425)	1,707	(1,284)	423
Time deposits	(610)	(7,734)	(8,344)	(2,602)	(8,212)	(10,814)
Total interest-bearing deposits	701	(10,405)	(9,704)	(779)	(9,893)	(10,672)
Short-term borrowings	(3,047)	1,563	(1,484)	(4,576)	(1,743)	(6,319)
Long-term borrowings	1,524	(175)	1,349	499	(82)	417
Total borrowings	(1,523)	1,388	(135)	(4,077)	(1,825)	(5,902)
Total interest expense	(822)	(9,017)	(9,839)	(4,856)	(11,718)	(16,574)
Net interest income	$15,833	$(333)	$15,500	$17,681	$(8,840)	$8,841

Provision for Credit Losses

The provision for credit losses was a benefit of $8.3 million for the year ended December 31, 2021 compared with a provision of $27.2 million for 2020. There was a benefit for credit losses in each quarter of 2021 as a result of continued improvement in the national unemployment forecast, the designated loss driver for our current expected credit loss (“CECL”) model, positive trends in qualitative factors, a reduction in specific reserves and lower net charge-offs resulting in releases of credit loss reserves. The elevated level of provision for credit losses for 2020 was driven by the adoption of the CECL standard and the impact of COVID-19 pandemic on the economic environment. The designated loss driver for our CECL model is the national unemployment forecast, which spiked in early 2020 at the onset of the pandemic and improved in 2021. The provision for credit losses - loans varies based primarily on forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

See the “Allowance for Credit Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table summarizes our noninterest income for the years ended December 31 (in thousands):

	2021	2020	2019
Service charges on deposits	$5,571	$4,810	$7,241
Insurance income	5,750	4,403	4,570
Card interchange income	8,498	7,281	6,779
Investment advisory	11,672	9,535	9,187
Company owned life insurance	2,947	1,902	1,758
Investments in limited partnerships	2,081	104	352
Loan servicing	415	249	432
Income from derivative instruments, net	2,695	5,521	2,274
Net gain on sale of loans held for sale	2,950	3,858	1,352
Net gain on investment securities	71	1,599	1,677
Net gain (loss) on other assets	441	(61)	29
Net loss on tax credit investments	(431)	(275)	(528)
Other	4,246	4,250	5,258
Total noninterest income	$46,906	$43,176	$40,381

Service charges on deposits increased $761 thousand, or 16%, to $5.6 million in 2021, compared to $4.8 million in 2020. The increase in 2021 was primarily due to our COVID-19 relief initiatives implemented from March 23, 2020 to July 9, 2020.

Insurance income increased $1.3 million, or 31%, to $5.8 million in 2021, compared to $4.4 million in 2020. The increase was primarily due to two 2021 bolt-on acquisitions and growth in the legacy SDN business, including the impact of increasing insurance premiums.

Card interchange income increased $1.2 million, or 17%, to $8.5 million in 2021, compared to $7.3 million in 2020. The increase was primarily due to an increase in customer transactions.

Investment advisory income increased $2.1 million, or 22%, to $11.7 million in 2021, compared to $9.5 million in 2020. The increase was primarily due to an increase in assets under management driven by a combination of market gains, new customer accounts and contributions to existing accounts.

Company owned life insurance income increased $1.0 million, or 55%, to $2.9 million in 2021, compared to $1.9 million in 2020. We made additional investments in company-owned life insurance of $20.0 million in the third quarter of 2021 and $30.0 million in the fourth quarter of 2020.

Income from investments in limited partnerships increased $2.0 million to $2.1 million in 2021, compared to $104 thousand in 2020. We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. The income from these investments fluctuates based on the maturity and performance of the underlying investments.

Income from derivative instruments, net decreased $2.8 million to $2.7 million in 2021, compared to $5.5 million in 2020. Fee income per transaction in 2021 was higher than in 2020, however, aggregate swap fee income decreased $2.2 million as a result of fewer swap transactions. Mortgage derivative income was $589 thousand lower than 2020, primarily as a result of fewer mortgage loans in the pipeline.

Net gain on sale of loans held for sale decreased $908 thousand to $3.0 million in 2021, compared to $3.9 million in 2020. The decrease was primarily driven by lower transaction volumes and margins in 2021. Transaction volume and margin were at historically high levels in the second half of 2020, driven by mortgage refinancing activity.

Net gain on investment securities decreased $1.5 million to $71 thousand in 2021, compared to $1.6 million in 2020. The amount and timing of our sale of investment securities is dependent on several factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	2021	2020	2019
Salaries and employee benefits	$60,893	$59,336	$56,330
Occupancy and equipment	14,371	13,655	13,552
Professional services	6,535	6,326	5,424
Computer and data processing	14,112	11,645	9,983
Supplies and postage	1,769	1,975	2,036
FDIC assessments	2,624	2,242	1,005
Advertising and promotions	1,704	2,609	3,577
Amortization of intangibles	1,060	1,134	1,250
Restructuring charges	111	1,492	-
Other	9,571	8,840	9,671
Total noninterest expense	$112,750	$109,254	$102,828

Salaries and employee benefits expense increased $1.6 million, or 3%, to $60.9 million in 2021, compared to $59.3 million in 2020. The increase was primarily attributable to higher performance-based incentive compensation and commissions, investments in personnel and the impact of 2021 acquisitions.

Occupancy and equipment expense increased $716 thousand, or 5%, to $14.4 million in 2021 compared to $13.7 million in 2020. The increase was primarily due to the purchase of personal computers and security equipment for multiple locations and expenses related to two bank branches opened in June 2021.

Computer and data processing expense increased $2.5 million, or 21%, to $14.1 million in 2021, compared to $11.6 million in 2020. The increase was primarily due to investments in technology, including digital banking initiatives and a customer relationship management solution that was deployed across all lines of business late in 2021.

Advertising and promotions expense decreased $905 thousand, or 35%, to $1.7 million in 2021, compared to $2.6 million in 2020. The decrease was primarily related to a temporary reduction in external advertising expense. The Company decreased its total advertising spend in both 2021 and 2020 as a result of the COVID-19 pandemic and is continuing to evaluate its long-term marketing strategy.

Restructuring charges were $1.5 million in 2020, representing non-recurring real estate related charges related to the 2020 closure of six branches and a staffing reduction. Additional related restructuring charges of $111 thousand were incurred in 2021 as a result of property valuation adjustments.

The efficiency ratio for the year ended December 31, 2021 was 55.76% compared with 60.22% for 2020. The lower efficiency ratio is a result of higher net interest income associated with an increase in average interest-earning assets for the year, deferred fee amortization on PPP loans, an increase in noninterest income and a decrease in interest expense compared to the prior year. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

We recorded income tax expense of $19.5 million for 2021, compared to $7.4 million for 2020. In 2021 and 2020, we recognized tax credit investments resulting in a $2.6 million and $1.5 million reduction in income tax expense, respectively, and a $431 thousand and $275 thousand net loss recorded in noninterest income, respectively.

Our effective tax rate was 20.1% for 2021 compared to 16.2% for 2020. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2021 and 2020 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2020 AND DECEMBER 31, 2019

A discussion regarding our financial condition and results of operations for the year ended December 31, 2019 and year-to-year comparisons between 2020 and 2019, which are not included in this Form 10-K, can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and are incorporated by reference herein.

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

At December 31, 2021, we had total assets of $5.52 billion, an increase of 12% from $4.91 billion as of December 31, 2020, largely attributable to organic loan growth and an increase in our investment securities portfolio. Net loans were $3.64 billion as of December 31, 2021, up $97.0 million, or 3%, when compared to $3.54 billion as of December 31, 2020. The increase in net loans was primarily attributable to organic growth in our consumer indirect loans. Non-performing assets totaled $12.2 million as of December 31, 2021, down $317 thousand from a year ago. Total deposits amounted to $4.83 billion as of December 31, 2021, up $548.7 million, or 13%, compared to December 31, 2020. As of December 31, 2021, borrowed funds totaled $103.9 million, compared to $78.9 million as of December 31, 2020. Common book value per common share was $30.98 and $28.12 as of December 31, 2021 and 2020, respectively. As of December 31, 2021, our total shareholders’ equity was $505.1 million compared to $468.4 million a year earlier.

INVESTING ACTIVITIES

The following table summarizes the composition of our available for sale and held to maturity securities portfolios (in thousands).

	Investment Securities Portfolio Composition At December 31,
	2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$15,793	$15,891	$6,239	$6,635
Mortgage-backed securities:
Agency mortgage-backed securities	1,169,042	1,162,214	601,426	620,989
Non-Agency mortgage-backed securities	-	410	-	435
Asset-backed securities	-	-	-	-
Total available for sale securities	1,184,835	1,178,515	607,665	628,059
Securities held to maturity:
State and political subdivisions	111,399	113,511	144,506	148,984
Mortgage-backed securities	94,187	96,309	127,467	133,051
Total held to maturity securities	205,586	209,820	271,973	282,035
Allowance for credit losses - securities	(5)		(7)
Total held to maturity securities, net	205,581		271,966
Total investment securities	$1,390,416	$1,388,335	$879,631	$910,094

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

Our available for sale (“AFS”) investment securities portfolio increased $550.5 million from $628.1 million at December 31, 2020 to $1.18 billion at December 31, 2021. The increase from year-end 2020 was primarily due to the reinvestment of cash flow from the portfolio, coupled with the deployment of excess liquidity from higher deposit levels into cash flowing agency backed securities. Our AFS portfolio had a net unrealized loss totaling $6.3 million at December 31, 2021 compared to a net unrealized gain of $20.4 million at December 31, 2020. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the year ended December 31, 2021 and 2020 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

As of December 31, 2021, we do not have the intent to sell any of our securities in a loss position and we believe that it is not likely that we will be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2021, we concluded that unrealized losses on our AFS securities are not impaired due to reasons of credit quality and no allowance for credit losses has been recognized on AFS securities. The following discussion provides further details of our assessment of the AFS securities portfolio by investment category.

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of December 31, 2021, there was one security in an unrealized loss position for less than 12 months in the U.S. Government agencies and GSE portfolio with an unrealized loss totaling $97 thousand. The decline in fair value is attributable to changes in interest rates, not to credit quality. We did not have the intent to sell this security and it was likely that we will not be required to sell the security before the anticipated recovery.

Agency Mortgage-backed Securities. With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of December 31, 2021, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

As of December 31, 2021, there were 116 securities in the AFS Agency MBS portfolio that were in an unrealized loss position with unrealized losses totaling $14.7 million. Of these, 28 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $172.2 million and unrealized losses of $4.7 million dollars. The unrealized loss of these securities is driven by the timing of the purchases of fixed-rate securities during the extended low interest rate environments experienced over the past two years, which has been compounded with subsequent increases in benchmark interest rates. However, these fixed-rate securities were purchased with the expectation that they will continue to prepay principal and the proceeds will be invested at current market rates.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2021 on such Agency MBS to be credit related. As of December 31, 2021, we did not intend to sell any Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

Non-Agency Mortgage-backed Securities. Our non-Agency MBS portfolio consists of positions in one privately issued whole loan collateralized mortgage obligations with a fair value and net unrealized gain of $410 thousand as of December 31, 2021. As of that date, the one non-Agency MBS was rated below investment grade. This security was not in an unrealized loss position.

Other Investments. As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At December 31, 2021, our ownership of FHLB and FRB stock totaled $4.4 million and $6.4 million, respectively, and is included in other assets and recorded at cost, which approximates fair value.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

Total loans were $3.68 billion at December 31, 2021, an increase of $84.3 million, or 2%, from December 31, 2020. Commercial loans represented 55.7% of total loans at the end of 2021. Consumer loans represented 44.3% of total loans at December 31, 2021. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition
	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Commercial business	$638,293	17.3%	$794,148	22.1%
Commercial mortgage	1,412,788	38.4	1,253,901	34.9
Total commercial	2,051,081	55.7	2,048,049	57.0
Residential real estate loans	577,299	15.7	599,800	16.7
Residential real estate lines	78,531	2.2	89,805	2.5
Consumer indirect	958,048	26.0	840,421	23.4
Other consumer	14,477	0.4	17,063	0.4
Total consumer	1,628,355	44.3	1,547,089	43.0
Total loans	3,679,436	100.0%	3,595,138	100.0%
Less: Allowance for credit losses	39,676		52,420
Total loans, net	$3,639,760		$3,542,718

Commercial business loans decreased $155.9 million from December 31, 2020 to $638.3 million at December 31, 2021. The decrease was driven by the forgiveness or repayment of PPP loans. PPP loans net of deferred fees are included in commercial business loans and were $55.3 million at December 31, 2021 and $248.0 million at December 31, 2020. Accordingly, commercial business loans excluding the impact of PPP loans increased 7% from December 31, 2020. Commercial mortgage loans increased $158.9 million, or 13%, from December 31, 2020 to $1.41 billion at December 31, 2021. The credit risk related to commercial loans is largely influenced by general economic conditions, including the impact of the COVID-19 pandemic on small to mid-sized business in our market area, inflation, and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

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

We participate in various lending programs in which guarantees are supplied by U.S. government agencies, such as the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2021, the principal balance of such loans (included in commercial loans) was $87.6 million and the guaranteed portion amounted to $72.7 million. Excluding PPP Loans, the principal balance of such loans (included in commercial loans) was $30.1 million and the guaranteed portion amounted to $15.2 million. Most of these loans were guaranteed by the SBA.

Commercial business loans were $638.3 million at the end of 2021, down $155.9 million, or 20%, since the end of 2020, and comprised 17.3% of total loans outstanding at December 31, 2021, compared to 22.1% at December 31, 2020. The decrease in commercial business loans was primarily driven by the forgiveness or repayment of PPP loans. As of December 31, 2021, we had $55.3 million of PPP loans, net of deferred loan fees and costs compared to $248.0 million at December 31, 2020. We typically originate business loans of up to $15.0 million for small to mid-sized businesses in our market area for working capital, equipment financing, inventory financing, accounts receivable financing, or other general business purposes. Loans of this type are in a diverse range of industries. As of December 31, 2021, commercial business SBA loans including PPP loans accounted for a total of $75.1 million, or 12% of our commercial business loan portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial mortgage loans totaled $1.41 billion at December 31, 2021, up $158.9 million, or 13%, from December 31, 2020, and comprised 38.4% of total loans, compared to 34.9% at December 31, 2020. Commercial mortgage loans include both owner occupied and non-owner occupied commercial real estate loans. Approximately 23% and 24% of our commercial mortgage portfolio at December 31, 2021 and 2020, respectively, was owner occupied commercial real estate. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. As of December 31, 2021, commercial mortgage SBA loans accounted for a total of $5.4 million or less than one percent of our commercial mortgage loan portfolio.

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

Consumer loans totaled $1.63 billion at December 31, 2021, up $81.3 million compared to 2020, and represented 44.3% of the 2021 year-end loan portfolio versus 43.0% at year-end 2020. Loans in this classification include residential real estate loans, residential real estate lines, indirect consumer and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, including inflation, the impact of the COVID-19 pandemic on the employment income of these borrowers, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential real estate portfolios include conventional first lien mortgages and home equity loans and lines of credit. For conventional first lien mortgages, we generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g. personal mortgage insurance). A portion of our fixed-rate conventional mortgage loans are sold in the secondary market with servicing rights retained. Our conventional mortgage products continue to be underwritten using FHLMC secondary marketing guidelines. Our underwriting guidelines for home equity products include a combination of borrower FICO (credit score), the LTV of the property securing the loan and evidence of the borrower having sufficient income to repay the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production was 768 and 764 during the years ended December 31, 2021 and 2020, respectively.

Residential real estate loans totaled $577.3 million at the end of 2021, down $22.5 million, or 4%, from the end of the prior year and comprised 15.7% and 16.7% of total loans outstanding at December 31, 2021 and December 31, 2020, respectively. The residential real estate line portfolio amounted to $78.5 million at December 31, 2021 down $11.3 million, or 13%, compared to 2020 and represented 2.2% of the 2021 year-end loan portfolio versus 2.5% at year-end 2020. The residential real estate loans and lines portfolios had a weighted average LTV at origination of approximately 70% and 69% at December 31, 2021 and 2020, respectively. Approximately 93% and 92% of the loans and lines were first lien positions at December 31, 2021 and 2020, respectively.

Consumer indirect loans amounted to $958.0 million at December 31, 2021 up $117.6 million, or 14%, compared to 2020 and represented 26.0% of the 2021 year-end loan portfolio versus 23.4% at year-end 2020. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily by individuals, but also by corporations and other organizations. The loans are originated through dealerships and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2021, we originated $504.3 million in indirect loans with a mix of approximately 25% new vehicles and 75% used vehicles. This compares with $318.9 million in indirect loans with a mix of approximately 33% new vehicles and 67% used vehicles for the same period in 2020. We do business with over 450 franchised auto dealers located in Western, Central, and the Capital District of New York, and Northern and Central Pennsylvania. The average FICO score for indirect loan production was 706 and 712 during the years ended December 31, 2021 and 2020, respectively. Other consumer loans totaled $14.5 million at December 31, 2021, down 2.6 million, or 15%, compared to 2020, and represented less than one percent of the 2021 and 2020 year-end loan portfolio. Other consumer loans consist of personal loans (collateralized and uncollateralized) and deposit account collateralized loans.

Our loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our operating footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2021, no significant concentrations, as defined above, existed in our portfolio in excess of 10% of total loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Loans Held for Sale and Loan Servicing Rights. Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $6.2 million and $4.3 million as of December 31, 2021 and 2020, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $272.7 million and $241.7 million as of December 31, 2021 and 2020, respectively.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses - loans (in thousands).

	Credit Loss - Loans Analysis
	Year Ended December 31,
	2021	2020	2019
Allowance for credit losses - loans, beginning of period, prior to adoption of ASC 326	$52,420	$30,482	$33,914
Impact of adopting ASC 326	-	9,594	-
Allowance for credit losses - loans, beginning of period, after adoption of ASC 326	52,420	40,076	33,914
Net charge-offs (recoveries):
Commercial business	(212)	7,384	1,989
Commercial mortgage	3,814	1,755	2,980
Residential real estate loans	56	72	297
Residential real estate lines	141	(3)	7
Consumer indirect	1,256	4,278	5,420
Other consumer	705	329	783
Total net charge-offs	5,760	13,815	11,476
Provision (benefit) for credit losses - loans	(6,984)	26,159	8,044
Allowance for credit losses - loans, end of year	$39,676	$52,420	$30,482

Net loan charge-offs (recoveries) to average loans:
Commercial business	-0.03%	1.00%	0.35%
Commercial mortgage	0.29%	0.15%	0.29%
Residential real estate loans	0.01%	0.01%	0.05%
Residential real estate lines	0.17%	0.00%	0.01%
Consumer indirect	0.14%	0.51%	0.61%
Other consumer	4.61%	2.06%	4.88%
Total loans	0.16%	0.40%	0.37%

Allowance for credit losses - loans to total loans	1.08%	1.46%	0.95%
Allowance for credit losses - loans to nonaccrual loans	349%	564%	353%
Allowance for credit losses - loans to non-performing loans	326%	551%	353%

Net charge-offs of $5.8 million in 2021 represented 0.16% of average loans compared to $13.8 million, or 0.40%, in 2020. The decrease in commercial business net charge-offs in 2021 was primarily due to an $8.2 million partial charge-off of an $11.9 million commercial loan downgraded in the first quarter of 2020 and for which a foreclosure occurred in the third quarter of 2020. The borrower’s business was related to the hospitality industry and the downgrade and charge-off were precipitated by the impact of the COVID-19 pandemic. The increase in commercial mortgage net charge-offs in 2021 was primarily due to a $3.8 million partial charge off of an $7.8 million commercial loan downgraded in the fourth quarter of 2021. The allowance for credit losses - loans was $39.7 million at December 31, 2021, compared with $52.4 million at December 31, 2020. The ratio of the allowance for credit losses - loans to total loans was 1.08% and 1.46% at December 31, 2021 and 2020, respectively. The ratio of allowance for credit losses - loans to non-performing loans was 326% at December 31, 2021, compared with 551% at December 31, 2020.

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

	Allowance for Credit Losses - Loans by Loan Category
	At December 31,
	2021		2020
		Percentage		Percentage
	Credit	of loans by	Loan	of loans by
	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans
Commercial business	$11,099	17.3%	$13,580	22.1%
Commercial mortgage	14,777	38.4	21,763	34.9
Residential real estate loans	1,604	15.7	3,924	16.7
Residential real estate lines	379	2.2	674	2.5
Consumer indirect	11,611	26.0	12,165	23.4
Other consumer	206	0.4	314	0.4
Total	$39,676	100.0%	$52,420	100.0%

The Company adopted ASC 326 effective January 1, 2020, which resulted in an increase to the allowance for credit losses - loans of $9.6 million and established a reserve for unfunded commitments of $2.1 million, for a total pre-tax cumulative effect adjustment of $11.7 million.

The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s credit risk review function. The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, TDRs, and other loans deemed appropriate by management. The process we use to determine the overall allowance for credit losses is based on this analysis. Based on this analysis, we believe the allowance for credit losses is adequate as of December 31, 2021.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-performing Assets and Potential Problem Loans

The following table summarizes our non-performing assets (in thousands):

	Non-performing Assets
	At December 31,
	2021	2020
Nonaccrual loans:
Commercial business	$602	$1,975
Commercial mortgage	6,414	2,906
Residential real estate loans	2,373	2,587
Residential real estate lines	200	323
Consumer indirect	1,780	1,495
Other consumer	-	-
Total nonaccrual loans	11,369	9,286
Accruing loans 90 days or more delinquent	797	231
Total non-performing loans	12,166	9,517
Foreclosed assets	-	2,966
Total non-performing assets	$12,166	$12,483

Nonaccrual loans to total loans	0.31%	0.26%
Non-performing loans to total loans	0.33%	0.26%
Non-performing assets to total assets	0.22%	0.25%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at December 31, 2021 were $12.2 million, a decrease of $317 thousand from $12.5 million at December 31, 2020. The primary component of non-performing assets is non-performing loans, which were $12.2 million or 0.33% of total loans at December 31, 2021, compared with $9.5 million or 0.26% of total loans at December 31, 2020. The increase in nonperforming loans was primarily due to the downgrade of a $7.8 million commercial mortgage loan, with $3.8 million partially charged-off, in the fourth quarter of 2021.

Approximately $7.8 million, or 69%, of the $11.4 million of nonaccrual loans, a component of non-performing loans, as of December 31, 2021 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. We had no TDRs included in nonaccrual loans at December 31, 2021 and $200 thousand at December 31, 2020. Additionally, we had no TDRs that were accruing interest as of December 31, 2021 and December 31, 2020.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had no properties representing foreclosed asset holdings at December 31, 2021 and two properties totaling $3.0 million at December 31, 2020. The decrease in foreclosed assets during 2021 was primarily the result of the sale of an asset on which foreclosure occurred in the third quarter of 2020. The borrower's business was related to the hospitality industry and the downgrade and partial charge-off in the first quarter of 2020 were precipitated by the impact of the COVID-19 pandemic.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $22.7 million and $17.9 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2021 and 2020, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits (dollars in thousands).

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$1,107,561	22.9%	$1,018,549	23.8%
Interest-bearing demand	864,528	17.9	731,885	17.1
Savings and money market	1,933,047	40.0	1,642,340	38.4
Time deposits	921,954	19.1	885,593	20.7
Total deposits	$4,827,090	100.0%	$4,278,367	100.0%

As of December 31, 2021 and 2020, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $1.29 billion and $1.08 billion, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $182.3 million and $155.3 million at December 31, 2021 and 2020, respectively. The maturities of our uninsured time deposits at December 31, 2021 were as follows: $45.2 million in three months or less; $74.7 million between three months and six months; $62.1 million between six months and one year; and $287 thousand over one year.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2021, total deposits were $4.83 billion, representing an increase of $548.7 million, or 13%, for the year. The increase from December 31, 2020, was primarily due to growth in non-public, public and reciprocal deposits. Time deposits were approximately 19% and 21% of total deposits at December 31, 2021 and 2020, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.70 billion and $2.55 billion at December 31, 2021 and 2020, respectively, and represented 56% and 60% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $1.10 billion and $834.9 million at December 31, 2021 and December 31, 2020, respectively, and represented 23% and 20% of total deposits as of the end of each period, respectively.

We participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $771.4 million at December 31, 2021, compared to $612.3 million at December 31, 2020, and represented 16% and 14% of total deposits as of the end of each period, respectively.

Brokered deposits totaled $254.7 million and $279.6 million at December 31, 2021 and 2020, respectively, and represented 5% and 7% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2021	2020
Short-term borrowings:
Short-term FHLB borrowings	$30,000	$5,300
Long-term borrowings:
Subordinated notes, net	73,911	73,623
Total borrowings	$103,911	$78,923

MANAGEMENT’S DISCUSSION AND ANALYSIS

Short-term Borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2021 consisted of $30.0 million in short-term borrowings. Short-term FHLB borrowings at December 31, 2020 consisted of $5.3 million in short-term borrowings. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. At December 31, 2021 and 2020, the Company’s borrowings had a weighted average rate of 0.34% and 1.70%, respectively.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $201.7 million of immediate credit capacity with the FHLB as of December 31, 2021. We had approximately $613.4 million in secured borrowing capacity at the FRB discount window, none of which was outstanding at December 31, 2021. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $130.0 million of credit available under unsecured federal funds purchased lines with various banks as of December 31, 2021, with no amounts outstanding at December 31, 2021. Additionally, we had approximately $534.6 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2021, no amounts have been drawn on the line of credit.

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

On April 15, 2015, we issued $40.0 million of subordinated notes (the “2015 Notes”) in a registered public offering. The 2015 Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (“LIBOR”) plus 3.944%, payable quarterly. After the discontinuance of LIBOR, the interest rate will be determined by an alternate method as reasonably selected by the Company. The 2015 Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The 2020 and 2015 Notes qualify as Tier 2 capital for regulatory purposes.

Shareholders’ Equity

Total shareholders’ equity was $505.1 million at December 31, 2021, an increase of $36.8 million from $468.4 million at December 31, 2020. Net income for the year increased shareholders’ equity by $77.7 million, partially offset by common and preferred stock dividends declared of $18.5 million. Accumulated other comprehensive loss included in shareholders’ equity increased $15.3 million during the year due primarily to higher net unrealized losses on securities available for sale. Treasury stock included in shareholders' equity increased $8.0 million primarily due to the purchase of shares of common stock in 2021 under our 2020 Repurchase Program. For detailed information on shareholders’ equity, see Note 16, Shareholders’ Equity, of the notes to consolidated financial statements. FII and the Bank are subject to various regulatory capital requirements. At December 31, 2021, both FII and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital requirements, see Note 15, Regulatory Matters, of the notes to consolidated financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The primary sources of liquidity for FII are dividends from the Bank and access to financial and capital markets. Dividends from the Bank are limited by various regulatory requirements related to capital adequacy and earnings trends. The Bank relies on cash flows from operations, core deposits, borrowings and short-term liquid assets.

Cash and cash equivalents were $79.1 million as of December 31, 2021, a decrease of approximately $14.8 million from $93.9 million as of December 31, 2020. During 2021, net cash provided by operating activities totaled $59.4 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $619.8 million, which included outflows of $502.4 million from net investment securities transactions and outflows of $90.1 million for net loan originations. Net cash provided by financing activities of $545.7 million was attributed to a $548.7 million increase in deposits and a $24.7 million increase in short-term borrowings, partially offset by $9.2 million in purchases of common stock for treasury and $18.5 million in dividend payments.

Planned Uses of Capital Resources

The Company has various long-term contractual obligations as of December 31, 2021, which include:

•
Time deposits for $922.0 million;
•
Supplemental executive retirement plans for $1.0 million;
•
Subordinated notes for $75.0 million; and
•
Operating leases for $37.7 million.

For additional information on the Company's long-term contractual obligations above, see Note 11, Deposits, Note 21, Employee Benefit Plans, Note 12, Borrowings, and Note 9, Leases, in the accompanying consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have financial instruments with off-balance sheet risk established in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit for $936.3 million and standby letters of credit for $24.9 million as of December 31, 2021. We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

We have committed to investments in limited partnerships primarily related to small business investment companies and tax credit investments. As of December 31, 2021, the off-balance sheet commitments related to the limited partnership small business investment companies and tax credit investments totaled $6.4 million and $9.7 million, respectively. We have also recorded a $20.2 million liability primarily related to committed contributions for tax credit investments in property placed in service on or before December 31, 2021. The timing of future contributions to be made to these tax credit investments cannot be specifically or reasonably determined.

With the exception of obligations in connection with our irrevocable loan commitments, limited partnership investments and tax credit investments as of December 31, 2021, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 14, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), cost-weighted average yields (“Yield”), which is defined as the book yield weighted against the ending book value, and contractual maturities of our debt securities portfolio as of December 31, 2021. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields. The tax-exempt portfolio book balance has decreased by $43.3 million since December 31, 2020 due to maturities in 2021 (dollars in thousands).

	Due in less than one year			Due from one to five years		Due after five years through ten years		Due after ten years			Total
	Cost	Yield		Cost	Yield	Cost	Yield	Cost	Yield		Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$-		%-	$6,258	2.42%	$9,535	1.90%	$-		%-	$15,793	2.11%
Mortgage-backed securities	1,469	2.01		58,268	2.59	169,383	1.87	939,922	1.49		1,169,042	1.60
	1,469	2.01		64,526	2.58	178,918	1.87	939,922	1.49		1,184,835	1.61
Held to maturity debt securities:
State and political subdivisions	35,419	2.01		65,793	1.88	5,005	1.62	5,182	1.92		111,399	1.91
Mortgage-backed securities	-	-		2,261	2.27	14,204	2.21	77,722	2.38		94,187	2.36
	35,419	2.01		68,054	1.89	19,209	2.21	82,904	2.38		205,586	2.13
Total investment securities	$36,888	2.01%		$132,580	2.23%	$198,127	1.89%	$1,022,826	1.56%		$1,390,421	1.68%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at December 31, 2021. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$211,616	$235,502	$8,918	$182,257	$638,293
Commercial mortgage	400,396	689,943	319,429	3,020	1,412,788
Residential real estate loans	76,973	255,345	237,373	7,608	577,299
Residential real estate lines	3,133	10,364	31,668	33,366	78,531
Consumer indirect (1)	376,857	581,191	-	-	958,048
Other consumer	6,578	7,354	500	45	14,477
Total loans	$1,075,553	$1,779,699	$597,888	$226,296	$3,679,436

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$88,389	$2,323	$14,787	$105,499
Commercial mortgage		370,551	146,382	98	517,031
Residential real estate loans		235,649	218,619	3,055	457,323
Residential real estate lines		12	37	2	51
Consumer indirect (1)		581,191	-	-	581,191
Other consumer		7,354	500	45	7,899
With a floating or adjustable rate
Commercial business		147,113	6,595	167,470	321,178
Commercial mortgage		319,392	173,047	2,922	495,361
Residential real estate loans		19,696	18,754	4,553	43,003
Residential real estate lines		10,352	31,631	33,364	75,347
Consumer indirect (1)		-	-	-	-
Other consumer		-	-	-	-
Total loans maturing after one year		$1,779,699	$597,888	$226,296	$2,603,883

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Resources

The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks were fully phased-in on January 1, 2019. As of December 31, 2021, the Company’s capital levels remained characterized as “well-capitalized” under the BCBS rules. See Note 15, Regulatory Matters of the notes to consolidated financial statements and the “Basel III Capital Rules” section below for further discussion. The following table reflects the Company’s ratios and their components as of December 31 (in thousands):

	2021	2020
Common shareholders’ equity	$487,850	$451,035
Add: CECL transitional amount	8,537	12,061
Less: Goodwill and other intangible assets	71,748	71,235
Net unrealized loss on investment securities (1)	(4,971)	14,743
Hedging derivative instruments	1,160	(316)
Net periodic pension and postretirement benefits plan adjustments	(9,396)	(12,299)
Other	-	-
Common Equity Tier 1 (“CET1”) capital	437,846	389,733
Plus: Preferred stock	17,292	17,328
Less: Other	-	-
Tier 1 Capital	455,138	407,061
Plus: Qualifying allowance for credit losses	29,938	40,509
Subordinated Notes	73,911	73,623
Total regulatory capital	$558,987	$521,193
Adjusted average total assets (for leverage capital purposes)	$5,532,987	$4,933,597
Total risk-weighted assets	$4,260,101	$3,844,380

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.23%	8.25%
CET1 Capital (CET1 capital to total risk-weighted assets)	10.28	10.14
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.68	10.59
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	13.12	13.56

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

As of December 31, 2021, the Company’s capital levels remained characterized as “well-capitalized” under the Basel III rules.

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

The assumptions used to calculate 2021 expense for the defined benefit pension plan were a weighted average discount rate of 2.32%, a weighted average long-term rate of return on plan assets of 5.25% and a rate of compensation increase of 3.00%. Defined benefit pension expense in 2022 is expected to decrease to $1.8 million from the $1.9 million recorded in 2021.

Due to the long-term nature of pension plan assumptions, actual results may differ significantly from the actuarial-based estimates. Differences resulting in actuarial gains or losses are required to be recorded in shareholders’ equity as part of accumulated other comprehensive income (loss) and amortized to defined benefit pension expense in future years. For 2021, the actual return on plan assets in the qualified defined benefit pension plan was $6.4 million, compared to an expected return on plan assets of $5.2 million. Total pretax losses recognized in accumulated other comprehensive income (loss) at December 31, 2021 were $12.6 million for the defined benefit pension plan. Actuarial pretax net gains recognized in other comprehensive income (loss) for the year ended December 31, 2021 were $3.1 million for the defined benefit pension plan.

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

Portfolio Composition

Our balance sheet assets are a mix of fixed and variable rate assets with consumer indirect loans, commercial loans, and MBSs comprising a significant portion of our assets. Our consumer indirect loan portfolio comprised 17% of assets and is primarily fixed rate loans with relatively short durations. Our commercial loan portfolio totaled 37% of assets and is a combination of fixed and variable rate loans, lines and mortgages. The MBS portfolio, including collateralized mortgages obligations, totaled 23% of assets with durations averaging three to five years.

Our liabilities are comprised primarily of deposits, which account for 96% of total liabilities. Of these deposits, the majority, or 50%, is in nonpublic variable rate and noninterest bearing products including demand (both noninterest- and interest- bearing), savings and money market accounts. In addition, fixed rate nonpublic certificate of deposit products comprise 6% of total deposits. The Bank also has a significant amount of public deposits, which represented 23% of total deposits as of December 31, 2021.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending December 31, 2022 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(3,875)	$548	$1,346	$2,035
% Change	(2.63)%	0.37%	0.91%	1.38%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at December 31, 2021 and 2020. The analysis additionally presents a measurement of the interest rate sensitivity at December 31, 2021 and 2020. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	December 31, 2021			December 31, 2020
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$775,697			$583,156
- 100 Basis Points	746,770	$(28,927)	-3.73%	574,345	$(8,811)	-1.51%
+ 100 Basis Points	782,438	6,741	0.87	617,768	34,612	5.94
+ 200 Basis Points	786,362	10,665	1.37	638,224	55,068	9.44
+ 300 Basis Points	784,923	9,226	1.19	651,518	68,362	11.72

The Pre-Shock Scenario EVE was $775.7 million at December 31, 2021, compared to $583.2 million at December 31, 2020. The increase in the Pre-Shock Scenario EVE at December 31, 2021 compared to December 31, 2020 resulted primarily from growth in our investment securities portfolio, which is also the driver for the increased EVE Up Rate Shock Scenarios. The increase in sensitivity in the -100 basis point Rate Shock Scenario to EVE is a result of rates rising on a linked year basis, allowing for more sensitivity to downward rate movements. The sensitivity is further compounded by growth of fixed-rate long term assets which are not receiving the full value appreciation typically observed in down rate scenarios, due to discount rate flooring assumptions, coupled with continued growth of deposits through 2021.

Interest Rate Sensitivity Gap

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2021. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2021
	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
INTEREST-EARNING ASSETS:
Federal funds sold and other interest-earning deposits	$29,304	$-	$245	$-	$29,549
Investment securities	69,248	171,911	643,549	505,713	1,390,421
Loans	1,386,180	551,159	1,324,897	423,402	3,685,638
Total interest-earning assets	$1,484,732	$723,070	$1,968,691	$929,115	5,105,608
Cash and due from banks					49,563
Other assets (1)					365,608
Total assets					$5,520,779

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$2,797,575	$-	$-	$-	$2,797,575
Time deposits	395,628	485,589	40,737	-	921,954
Borrowings	30,000	-	-	73,911	103,911
Total interest-bearing liabilities	$3,223,203	$485,589	$40,737	$73,911	3,823,440
Noninterest-bearing deposits					1,107,561
Other liabilities					84,636
Total liabilities					5,015,637
Shareholders’ equity					505,142
Total liabilities and shareholders’ equity					$5,520,779
Interest sensitivity gap	$(1,738,471)	$237,481	$1,927,954	$855,204	$1,282,168
Cumulative gap	$(1,738,471)	$(1,500,990)	$426,964	$1,282,168
Cumulative gap ratio (2)	46.1%	59.5%	111.4%	133.5%
Cumulative gap as a percentage of total assets	(31.5)%	(27.2)%	7.7%	23.2%

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer as identified below, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

RSM US LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2021 has issued a report on internal control over financial reporting as of December 31, 2021. That report appears herein.

/s/ Martin K. Birmingham	/s/ W. Jack Plants, II
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Treasurer
March 10, 2022	March 10, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Financial Institutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses – Loans

As described in Notes 1 and 6 to the financial statements, the Company’s allowance for credit losses - loans was $39,676,000 at December 31, 2021, which consisted of an allowance for credit losses for pooled loans ($33,905,000) and a specific reserve for individually evaluated loans ($5,771,000). Management estimates the allowance for credit losses for pooled loans utilizing a discounted cash flow (DCF) method. The DCF implements a probability of default with a loss given default applied to future cash flows that are adjusted to present value. The Company uses forecasts to predict how modeled economic factors will perform. In addition, qualitative factors that are likely to cause estimated credit losses to differ from historical loss experience, including but not limited to: national and local economic trends and conditions (excluding national unemployment), levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration and changes in regulatory environment. The establishment of probability of default/loss given default, reasonable and supportable forecasts, and qualitative factor adjustments require a significant amount of judgement by management and involve a high degree of estimation uncertainty.

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

March 10, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Financial Institutions, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Financial Institutions, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements of the Company and our report dated March 10, 2022 expressed an unqualified opinion.

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

/s/ RSM US LLP

Chicago, Illinois

March 10, 2022

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(in thousands, except share and per share data)	December 31,
	2021	2020
ASSETS
Cash and due from banks	$79,112	$93,878
Securities available for sale, at fair value	1,178,515	628,059
Securities held to maturity, at amortized cost (net of allowance for credit losses of $5 and $7, respectively) (fair value of $209,820 and $282,035, respectively)	205,581	271,966
Loans held for sale	6,202	4,305
Loans (net of allowance for credit losses of $39,676 and $52,420, respectively)	3,639,760	3,542,718
Company owned life insurance	123,898	100,895
Premises and equipment, net	40,111	40,610
Goodwill and other intangible assets, net	74,400	73,789
Other assets	173,200	156,086
Total assets	$5,520,779	$4,912,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,107,561	$1,018,549
Interest-bearing demand	864,528	731,885
Savings and money market	1,933,047	1,642,340
Time deposits	921,954	885,593
Total deposits	4,827,090	4,278,367
Short-term borrowings	30,000	5,300
Long-term borrowings, net of issuance costs of $1,089 and $1,377, respectively	73,911	73,623
Other liabilities	84,636	86,653
Total liabilities	5,015,637	4,443,943
Commitments and contingencies (Note 14)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,486 and 171,847 shares issued, respectively	17,149	17,185
Total preferred equity	17,292	17,328
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	126,105	125,118
Retained earnings	384,007	324,850
Accumulated other comprehensive (loss) income	(13,207)	2,128
Treasury stock, at cost – 354,103 and 57,630 shares, respectively	(9,216)	(1,222)
Total shareholders’ equity	505,142	468,363
Total liabilities and shareholders’ equity	$5,520,779	$4,912,306

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)	Years ended December 31,
	2021	2020	2019
Interest income:
Interest and fees on loans	$147,898	$143,520	$149,873
Interest and dividends on investment securities	19,091	17,464	18,532
Other interest income	216	315	395
Total interest income	167,205	161,299	168,800
Interest expense:
Deposits	8,118	17,822	28,494
Short-term borrowings	120	1,604	7,923
Long-term borrowings	4,237	2,888	2,471
Total interest expense	12,475	22,314	38,888
Net interest income	154,730	138,985	129,912
(Benefit) provision for credit losses	(8,336)	27,184	8,044
Net interest income after (benefit) provision for credit losses	163,066	111,801	121,868
Noninterest income:
Service charges on deposits	5,571	4,810	7,241
Insurance income	5,750	4,403	4,570
Card interchange income	8,498	7,281	6,779
Investment advisory	11,672	9,535	9,187
Company owned life insurance	2,947	1,902	1,758
Investments in limited partnerships	2,081	104	352
Loan servicing	415	249	432
Income from derivative instruments, net	2,695	5,521	2,274
Net gain on sale of loans held for sale	2,950	3,858	1,352
Net gain on investment securities	71	1,599	1,677
Net gain (loss) on other assets	441	(61)	29
Net loss on tax credit investments	(431)	(275)	(528)
Other	4,246	4,250	5,258
Total noninterest income	46,906	43,176	40,381
Noninterest expense:
Salaries and employee benefits	60,893	59,336	56,330
Occupancy and equipment	14,371	13,655	13,552
Professional services	6,535	6,326	5,424
Computer and data processing	14,112	11,645	9,983
Supplies and postage	1,769	1,975	2,036
FDIC assessments	2,624	2,242	1,005
Advertising and promotions	1,704	2,609	3,577
Amortization of intangibles	1,060	1,134	1,250
Restructuring charges	111	1,492	-
Other	9,571	8,840	9,671
Total noninterest expense	112,750	109,254	102,828
Income before income taxes	97,222	45,723	59,421
Income tax expense	19,525	7,391	10,559
Net income	$77,697	$38,332	$48,862
Preferred stock dividends	1,460	1,461	1,461
Net income available to common shareholders	$76,237	$36,871	$47,401

Earnings per common share (Note 20):
Basic	$4.81	$2.30	$2.97
Diluted	$4.78	$2.30	$2.96
Cash dividends declared per common share	$1.08	$1.04	$1.00

Weighted average common shares outstanding:
Basic	15,841	16,022	15,972
Diluted	15,937	16,063	16,031

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)	Years ended December 31,
	2021	2020	2019
Net income	$77,697	$38,332	$48,862
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	(19,714)	13,870	9,323
Hedging derivative instruments	1,476	202	(242)
Pension and post-retirement obligations	2,903	2,569	470
Total other comprehensive (loss) income, net of tax	(15,335)	16,641	9,551
Comprehensive income	$62,362	$54,973	$58,413

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2021, 2020 and 2019

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Continued)

Years ended December 31, 2021, 2020 and 2019

(in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2020	$17,328	$161	$125,118	$324,850	$2,128	$(1,222)	$468,363
Balance carried forward
Comprehensive income:
Net income	-	-	-	77,697	-	-	77,697
Other comprehensive loss, net of tax	-	-	-	-	(15,335)	-	(15,335)
Common stock issued	-	-	3	-	-	298	301
Purchases of common stock for treasury	-	-	-	-	-	(9,235)	(9,235)
Purchases of 8.48% preferred stock	(36)	-	(7)	-	-	-	(43)
Share-based compensation plans:
Share-based compensation	-	-	1,743	-	-	-	1,743
Restricted stock units released	-	-	(574)	-	-	574	-
Restricted stock awards issued, net	-	-	(223)	-	-	223	-
Stock awards	-	-	45	-	-	146	191
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,456)	-	-	(1,456)
Common-$1.08 per share	-	-	-	(17,080)	-	-	(17,080)
Balance at December 31, 2021	$17,292	$161	$126,105	$384,007	$(13,207)	$(9,216)	$505,142

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$77,697	$38,332	$48,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,049	7,893	8,213
Net amortization of premiums on securities	5,493	3,474	2,069
(Benefit) provision for credit losses	(8,336)	27,184	8,044
Share-based compensation	1,743	1,333	1,406
Deferred income tax expense (benefit)	5,218	(4,523)	369
Proceeds from sale of loans held for sale	81,334	97,238	41,479
Originations of loans held for sale	(80,281)	(93,461)	(41,626)
Income on company owned life insurance	(2,947)	(1,902)	(1,758)
Net gain on sale of loans held for sale	(2,950)	(3,858)	(1,352)
Net gain on investment securities	(71)	(1,599)	(1,677)
Net (gain) loss on other assets	(441)	61	(29)
Noncash restructuring charges against assets	392	202	-
Increase in other assets	(9,342)	(37,565)	(21,263)
(Decrease) increase in other liabilities	(2,596)	10,646	14,973
Net cash provided by operating activities	72,962	43,455	57,710
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(784,064)	(396,879)	(195,660)
Held to maturity	(18,425)	(7,345)	(23,494)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	150,919	97,685	82,358
Held to maturity	83,684	93,046	83,508
Proceeds from sales of securities available for sale	51,891	107,098	178,059
Proceeds from sales of securities held to maturity	-	52	-
Net loan originations	(90,058)	(390,932)	(167,234)
Loans sold to others	-	-	21,077
Purchases of company owned life insurance, net of proceeds received	(20,056)	(30,051)	(68)
Proceeds from sales of other assets	3,510	519	360
Purchases of premises and equipment	(9,403)	(4,264)	(3,639)
Cash consideration paid for acquisition, net of cash acquired	(1,420)	-	-
Net cash used in investing activities	(633,422)	(531,071)	(24,733)
Cash flows from financing activities:
Net increase in deposits	548,723	722,692	188,768
Net increase (decrease) in short-term borrowings	24,700	(270,200)	(194,000)
Repurchase of preferred stock	(43)	-	-
Issuance of long-term debt	-	35,000	-
Debt issuance costs	-	(779)	-
Purchases of common stock for treasury	(9,235)	(209)	(293)
Cash dividends paid to preferred shareholders	(1,460)	(1,461)	(1,461)
Cash dividends paid to common shareholders	(16,991)	(16,496)	(15,799)
Net cash provided by (used in) financing activities	545,694	468,547	(22,785)
Net (decrease) increase in cash and cash equivalents	(14,766)	(19,069)	10,192
Cash and cash equivalents, beginning of period	93,878	112,947	102,755
Cash and cash equivalents, end of period	$79,112	$93,878	$112,947

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Institutions, Inc. (individually referred to herein as the “Parent Company” and together with all of its subsidiaries, collectively referred to herein as the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). At December 31, 2021, the Company conducted its business through its five subsidiaries: Five Star Bank (the “Bank”), a New York chartered bank; SDN Insurance Agency, LLC (“SDN”), a full service insurance agency; Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”), SEC-registered investment advisory and wealth management firms; and Corn Hill Innovation Labs, LLC (“CHIL”), which oversees the Company's Banking as a Service and Fintech relationships. The Company provides a full range of banking and related financial services to consumer, commercial and municipal customers through its bank and nonbank subsidiaries.

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

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2021	2020	2019
Supplemental information:
Cash paid for interest	$14,709	$28,875	$37,225
Cash paid for income taxes, net of refunds received	10,832	7,462	9,853
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$-	$2,966	$557
Accrued and declared unpaid dividends	4,624	4,535	4,365
Decrease in net unsettled security purchases	-	-	(2,650)
Securities transferred from held to maturity to available for sale (at cost)	-	-	26,175
Common stock issued for Courier Capital contingent earn-out			1,151
Common stock issued for acquisition	301	-	-
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	712	-	-

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

December 31, 2021, 2020 and 2019

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

(h.) Allowance for Credit Losses

The allowance for credit losses ("ACL") is evaluated on a regular basis and established through charges to earnings in the form of a provision (benefit) for credit losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

The Company uses forecasts to predict how modeled economic factors will perform. The Company currently elects to forecast economic factors over a period for which it can produce a reliable and defensible forecast from widely accepted economic forecast resources. After the forecast period, the following eight quarters are reverted on a straight-line basis to the economic factor’s average. The Company uses an eight-quarter straight-line reversion to reduce the potential for a spike impact on the model caused by a rapid reversion. Additionally, as the Company is past its point of forecast, a straight-line reversion represents a most-likely scenario absent a reasonable and supportable forecast.

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

The reserve is calculated based on a life of loan basis. The life of loan is assumed with consideration of prepayments and contractual maturity dates. If a given loan does not have a populated maturity date, based upon historical experience, the Company elected to amortize the loan for a length of time equal to the average life of the loan’s segment before the remaining balance will balloon with the exception of Commercial Demand Lines of Credit where the Company uses one year, reflecting the demand nature of these exposures with annual review.

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

The range for the QF in a specific pool represents the difference, in basis points, between the portfolio segment loss explained by the regression analysis (r-squared factor) and the total loss for that period, looking back to 2006, when the Company experienced its highest four quarter loss rate. In this approach, the Company is capturing, based upon historical experience, its largest potential loss rate. Where possible, the QFs are calculated using available data sources to support the allocation of basis points within the ranges. For example, delinquency for a segment is mapped backed to 2006 and current delinquency is allocated a QF based upon where it lies in that range.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Individually Evaluated Loans

Excluded from pooled analysis are loans to be individually evaluated due to the assets not maintaining similar risk characteristics to those in the six designated segments. These loans are generally considered to be collateral dependent and, therefore, an analysis of the collateral position versus the pooled loan discounted cash flow approach better reflects the potential loss. Individually evaluated accounts include: loans over 90 days past due, loans marked as Trouble Debt Restructure (“TDR”), loans placed on non-accrual status and criticized assets with exposure greater than $2.0 million.

In addition, certain commercial loans are on long-term deferral due to the impacts of the COVID-19 pandemic. While not criticized assets, these loans reflect unique characteristics and warrant individual analysis. Management reviewed these loans and elected to remove certain loans from the pooled loan analysis based upon characteristics including industry, which evidence a higher risk of loss from the impact of the pandemic. These loans were individually evaluated, and reserves allocated to them based upon collateral position. Management continues to assess the status of these loans for risk characteristics.

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

December 31, 2021, 2020 and 2019

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

(i.) Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are initially recorded at fair value less estimated costs to sell, which establishes the cost basis. Subsequently, other real estate owned is carried at the lower of the cost basis or fair value less estimated selling costs. At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for credit losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for credit losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned was $0 and $3.0 million at December 31, 2021 and 2020, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. FHLBNY stock totaled $4.4 million and $2.6 million as of December 31, 2021 and 2020, respectively.

As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $6.4 million and $6.1 million as of December 31, 2021 and 2020, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n.) Equity Method Investments

The Company has investments in limited partnerships, primarily Small Business Investment Companies, and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $9.9 million and $7.9 million as of December 31, 2021 and 2020, respectively.

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

December 31, 2021, 2020 and 2019

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

Effective January 1, 2016, the Company’s 401(k) plan was amended, and the Company’s prior matching contribution was discontinued. Concurrent with the 401(k) plan amendment, the Company’s defined benefit pension plan was amended to modify the current benefit formula to reflect the discontinuance of the matching contribution in the 401(k) plan, and to open the defined benefit pension plan up to eligible employees who were hired on and after January 1, 2007, which provides those new participants with a cash balance benefit formula.

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

December 31, 2021, 2020 and 2019

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

The Company has investments directly and indirectly in several limited partnerships formed by third parties that generate investment tax credits related to rehabilitation of certified real property and qualified affordable housing projects. As a limited partner in the partnerships, we have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships and have the obligation to absorb expected losses and the right to receive residual returns. As we are not the primary beneficiary of these investments, we do not consolidate them.

For limited partnerships that generate tax credits related to the rehabilitation of certified real property, at the time that a structure is placed into service, the limited partnership is eligible for federal and New York State tax credits. The federal tax credit impact is recorded as a reduction of income tax expense. For a New York State tax credit generated after January 1, 2015, the amount not used in the current tax year is treated as a refund or overpayment of tax to be credited to next year’s tax. Since the realization of the tax credit does not depend on the Company’s generation of future taxable income or the Company’s ongoing tax status or tax position, the credit is not considered an element of income tax accounting (ASC 740). The Company includes the tax credit in non-interest income as opposed to a reduction of income tax expense. At the time that a structure is placed into service, the Company records a loss on tax credit investments in noninterest income to reduce the investment to the present value of the expected cash flows from its partnership interest.

For limited partnerships that generate tax credits related to qualified affordable housing projects, the investments are accounted for using the proportional amortization method. Under this method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net amount as a reduction of income tax expense.

The tax credit investments are included in other assets in the consolidated statements of financial condition and totaled $57.0 million and $34.4 million as of December 31, 2021 and 2020, respectively. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss is remote. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2021 and 2020, we had liabilities of $20.2 million and $17.5 million, respectively, related to these investments that are included in other liabilities in the consolidated statements of financial condition. We continue to invest in these limited partnerships.

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

December 31, 2021, 2020 and 2019

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

December 31, 2021, 2020 and 2019

(2.) BUSINESS COMBINATIONS

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

There were no business combinations during 2020 or 2019.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

The Company incurred total pre-tax expense related to the branch closures of approximately $1.7 million, including approximately $0.2 million in employee severance, $0.5 million in lease termination costs and $1.0 million in valuation adjustments on branch facilities during 2020. Additional related restructuring charges of $111 thousand were incurred in 2021 as a result of property valuation adjustments. The Company expects approximately $0.4 million of total costs will result in future cash expenditures. The Company anticipates annual expense savings of approximately $2.7 million as a result of these branch closures.

The following table represents the consolidated statements of income classification of the Company’s restructuring charges (in thousands):

	Income Statement Location	2021	2020	2019

Severance costs	Salaries and employee benefits	$-	$242	$-
Lease termination costs	Restructuring charges	-	454	-
Valuation adjustments	Restructuring charges	111	1,038	-
Valuation adjustments	Net loss (gain) on sale of other assets	11	-	-
Total		$122	$1,734	$-

The following table represents the changes in the restructuring reserve (in thousands):

Balance, January 1, 2019	$-
No activity during the period	-
Balance, December 31, 2019	-
Restructuring charges	1,734
Cash payments	(287)
Charges against assets	(202)
Balance, December 31, 2020	1,245
Restructuring charges	122
Cash payments	(192)
Charges against assets	(730)
Balance, December 31, 2021	$445

In contemplation of the transactions noted above, certain long-lived assets had met the held for sale criteria as of December 31, 2021. Long lived assets held for sale totaled $3.2 million as of December 31, 2021 and is included in other assets on the Company's consolidated statement of financial position. No long-lived assets had met the held for sale criteria as of December 31, 2020. For the year ended December 31, 2021 the Company recognized a gain of $111 thousand on the sale of certain long-lived assets held for sale.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$15,793	$195	$97	$15,891
Mortgage-backed securities:
Federal National Mortgage Association	576,163	6,565	5,242	577,486
Federal Home Loan Mortgage Corporation	430,010	952	6,435	424,527
Government National Mortgage Association	122,266	298	2,082	120,482
Collateralized mortgage obligations:
Federal National Mortgage Association	15,346	26	433	14,939
Federal Home Loan Mortgage Corporation	25,257	-	477	24,780
Privately issued	-	410	-	410
Total mortgage-backed securities	1,169,042	8,251	14,669	1,162,624
Total available for sale securities	$1,184,835	$8,446	$14,766	$1,178,515
Securities held to maturity:
State and political subdivisions	$111,399	$2,412	$300	$113,511
Mortgage-backed securities:
Federal National Mortgage Association	9,275	411	-	9,686
Federal Home Loan Mortgage Corporation	8,706	137	144	8,699
Government National Mortgage Association	27,400	706	2	28,104
Collateralized mortgage obligations:
Federal National Mortgage Association	19,485	368	3	19,850
Federal Home Loan Mortgage Corporation	23,840	565	-	24,405
Government National Mortgage Association	5,481	84	-	5,565
Total mortgage-backed securities	94,187	2,271	149	96,309
Total held to maturity securities	205,586	$4,683	$449	$209,820
Allowance for credit losses - securities	(5)
Total held to maturity securities, net	$205,581

December 31, 2020
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$6,239	$396	$-	$6,635
Mortgage-backed securities:
Federal National Mortgage Association	350,627	15,549	44	366,132
Federal Home Loan Mortgage Corporation	225,645	3,155	24	228,776
Government National Mortgage Association	22,107	830	-	22,937
Collateralized mortgage obligations:
Federal National Mortgage Association	3,047	97	-	3,144
Federal Home Loan Mortgage Corporation	-	-	-	-
Privately issued	-	435	-	435
Total mortgage-backed securities	601,426	20,066	68	621,424
Total available for sale securities	$607,665	$20,462	$68	$628,059

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(4.) INVESTMENT SECURITIES (Continued)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020 (continued)
Securities held to maturity:
State and political subdivisions	$144,506	$4,478	$-	$148,984
Mortgage-backed securities:
Federal National Mortgage Association	10,776	703	-	11,479
Federal Home Loan Mortgage Corporation	5,858	382	-	6,240
Government National Mortgage Association	37,084	1,578	-	38,662
Collateralized mortgage obligations:
Federal National Mortgage Association	29,988	1,075	-	31,063
Federal Home Loan Mortgage Corporation	35,897	1,581	-	37,478
Government National Mortgage Association	7,864	265	-	8,129
Total mortgage-backed securities	127,467	5,584	-	133,051
Total held to maturity securities	$271,973	$10,062	$-	$282,035
Allowance for credit losses - securities	(7)
Total held to maturity securities, net	$271,966

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS debt securities, AIR totaled $2.1 million and $1.2 million as of December 31, 2021 and December 31, 2020, respectively. For HTM debt securities, AIR totaled $696 thousand and $905 thousand as of December 31, 2021 and December 31, 2020, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the years ended December 31, 2021 and 2020, credit loss (credit) expense for HTM investment securities was $(5) thousand and $(7) thousand, respectively.

Investment securities with a total fair value of $637.6 million and $567.4 million at December 31, 2021 and 2020, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	2021	2020	2019
Taxable interest and dividends	$16,736	$14,186	$14,382
Tax-exempt interest and dividends	2,355	3,278	4,150
Total interest and dividends on securities	$19,091	$17,464	$18,532

Sales of securities available for sale for the years ended December 31 were as follows (in thousands):

	2021	2020	2019
Proceeds from sales	$51,891	$107,098	$178,059
Gross realized gains	251	1,642	2,391
Gross realized losses	180	43	714

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(4.) INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2021 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$1,469	$1,479
Due from one to five years	64,526	66,843
Due after five years through ten years	178,918	182,096
Due after ten years	939,922	928,097
Total available for sale securities	$1,184,835	$1,178,515
Debt securities held to maturity:
Due in one year or less	$35,419	$35,700
Due from one to five years	68,054	70,227
Due after five years through ten years	19,209	19,414
Due after ten years	82,904	84,479
Total held to maturity securities	$205,586	$209,820

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(4.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are summarized as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$9,438	$97	$-	$-	$9,438	$97
Mortgage-backed securities:
Federal National Mortgage Association	333,489	3,597	61,249	1,645	394,738	5,242
Federal Home Loan Mortgage Corporation	283,965	3,353	110,931	3,082	394,896	6,435
Government National Mortgage Association	108,448	2,082	-	-	108,448	2,082
Collateralized mortgage obligations:
Federal National Mortgage Association	13,364	433	-	-	13,364	433
Federal Home Loan Mortgage Corporation	24,780	477	-	-	24,780	477
Total mortgage-backed securities	764,046	9,942	172,180	4,727	936,226	14,669
Total available for sale securities	773,484	10,039	172,180	4,727	945,664	14,766
Total temporarily impaired securities	$773,484	$10,039	$172,180	$4,727	$945,664	$14,766
December 31, 2020
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$-	$-	$-	$-	$-
Mortgage-backed securities:
Federal National Mortgage Association	18,155	44	-	-	18,155	44
Federal Home Loan Mortgage Corporation	10,932	24	-	-	10,932	24
Government National Mortgage Association	-	-	-	-	-	-
Collateralized mortgage obligations:
Federal National Mortgage Association	-	-	8	-	8	-
Federal Home Loan Mortgage Corporation	-	-	-	-	-	-
Privately issued	-	-	-	-	-	-
Total mortgage-backed securities	29,087	68	8	-	29,095	68
Total available for sale securities	29,087	68	8	-	29,095	68
Total temporarily impaired securities	$29,087	$68	$8	$-	$29,095	$68

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(4.) INVESTMENT SECURITIES (Continued)

The total number of security positions, for which an allowance for credit losses has not been recorded, in the investment portfolio in an unrealized loss position at December 31, 2021 was 116 compared to eight at December 31, 2020. At December 31, 2021, the Company had a position in 28 investment securities with a fair value of $172.2 million dollars and a total unrealized loss of $4.7 million dollars that has been in a continuous unrealized loss position for more than 12 months. At December 31, 2021, there were a total of 88 securities positions in the Company’s investment portfolio with a fair value of $773.5 million and a total unrealized loss of $10.0 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2020, the Company had a position in one investment security with a fair value of eight thousand dollars and a total unrealized loss of less than one thousand dollars that has been in a continuous unrealized loss position for more than 12 months. At December 31, 2020, there were a total of seven securities positions in the Company’s investment portfolio with a fair value of $29.1 million and a total unrealized loss of $68 thousand that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of December 31, 2021, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of December 31, 2021, $105.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $5.8 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2020, $135.7 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $8.5 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, as of December 31, 2020, one municipal bond was rated below investment grade, with a BB+ Standard & Poor’s equivalent rating. The below investment grade bond represented exposure of $279 thousand, or 0.19% of the municipal bond portfolio and had been closely monitored for repayment.

As of December 31, 2021, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(5.) LOANS HELD FOR SALE AND LOAN SERVICING RIGHTS

Loans held for sale were entirely comprised of residential real estate loans and totaled $6.2 million and $4.3 million as of December 31, 2021 and 2020, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $272.7 million and $241.7 million as of December 31, 2021 and 2020, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $4.9 million and $4.5 million as of December 31, 2021 and 2020, respectively.

The activity in capitalized loan servicing assets is summarized as follows for the years ended December 31 (in thousands):

	2021	2020	2019
Mortgage servicing assets, beginning of year	$1,376	$1,129	$1,022
Originations	520	601	349
Amortization	(378)	(354)	(242)
Mortgage servicing assets, end of year	1,518	1,376	1,129
Valuation allowance	(1)	(56)	-
Mortgage servicing assets, net, end of year	$1,517	$1,320	$1,129

(6.) LOANS

The Company’s loan portfolio consisted of the following at December 31 (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
2021
Commercial business	$639,368	$(1,075)	$638,293
Commercial mortgage	1,415,486	(2,698)	1,412,788
Residential real estate loans	563,579	13,720	577,299
Residential real estate lines	75,515	3,016	78,531
Consumer indirect	923,052	34,996	958,048
Other consumer	14,355	122	14,477
Total	$3,631,355	$48,081	3,679,436
Allowance for credit losses - loans			(39,676)
Total loans, net			$3,639,760

2020
Commercial business	$798,409	$(4,261)	$794,148
Commercial mortgage	1,256,525	(2,624)	1,253,901
Residential real estate loans	586,537	13,263	599,800
Residential real estate lines	86,708	3,097	89,805
Consumer indirect	812,816	27,605	840,421
Other consumer	16,913	150	17,063
Total	$3,557,908	$37,230	3,595,138
Allowance for credit losses - loans			(52,420)
Total loans, net			$3,542,718

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(6.) LOANS (Continued)

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act established the PPP, an expansion of the SBA’s 7(a) loan program and the EIDL, administered directly by the SBA. The Company had $57.5 million and $253.1 million of PPP loans, principal amount outstanding (included in Commercial business above) as of December 31, 2021 and 2020, respectively. In addition, the CARES Act provides that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Accordingly, the Company had $532.4 million of loans with modifications related to COVID-19 during 2020, with $46.2 million and $113.0 million still on deferral as of December 31, 2021 and 2020, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2021 and December 31, 2020, AIR for loans totaled $12.7 million and $13.6 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. Borrowings by these related parties amounted to $44.7 million and $32.8 million at December 31, 2021 and 2020, respectively. During 2021, new borrowings amounted to $19.0 million (including borrowings of executive officers and directors that were outstanding at the time of their appointment), and repayments and other reductions were $7.1 million.

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of December 31 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
2021
Commercial business	$659	$34	$797	$1,490	$602	$637,276	$639,368	$477
Commercial mortgage	69	-	-	69	6,414	1,409,003	1,415,486	781
Residential real estate loans	1,148	141	-	1,289	2,373	559,917	563,579	2,373
Residential real estate lines	18	3	-	21	200	75,294	75,515	200
Consumer indirect	5,706	770	-	6,476	1,780	914,796	923,052	1,780
Other consumer	121	1	-	122	-	14,233	14,355	-
Total loans, gross	$7,721	$949	$797	$9,467	$11,369	$3,610,519	$3,631,355	$5,611

2020
Commercial business	$264	$87	$-	$351	$1,975	$796,083	$798,409	$1,502
Commercial mortgage	822	26	-	848	2,906	1,252,771	1,256,525	2,709
Residential real estate loans	984	60	-	1,044	2,587	582,906	586,537	2,587
Residential real estate lines	40	15	-	55	323	86,330	86,708	323
Consumer indirect	3,966	1,348	-	5,314	1,495	806,007	812,816	1,495
Other consumer	133	18	231	382	-	16,531	16,913	-
Total loans, gross	$6,209	$1,554	$231	$7,994	$9,286	$3,540,628	$3,557,908	$8,616

The Company had $797 thousand of PPP loans greater than 90 days past due and still accruing interest (included in Commercial business above) as of December 31, 2021. Repayment of PPP loans is guaranteed by the SBA.

There were no loans past due greater than 90 days and still accruing interest as of December 31, 2020. There was less than one thousand dollars and $231 thousand in consumer overdrafts which were past due greater than 90 days as of December 31, 2021 and 2020, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(6.) LOANS (Continued)

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2021, 2020 and 2019. For the years ended December 31, 2021, 2020 and 2019, estimated interest income of $211 thousand, $430 thousand, and $508 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

There were no loans modified as a TDR during the years ended December 31, 2021 and 2020. There were no loans modified as a TDR during the years ended December 31, 2021 and 2020 that defaulted during the year ended December 31, 2021. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured in a troubled debt restructuring and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. Collateral dependent loans at December 31, 2021 and 2020 included certain criticized COVID-19 bridge loans not otherwise classified as nonaccrual. The amortized cost basis of collateral dependent loans categorized by collateral type are set forth as of the dates indicated (in thousands):

	Collateral Type
	Business Assets	Real Property	Total	Specific Reserve
December 31, 2021
Commercial business	$326	$993	$1,319	$1,055
Commercial mortgage	-	37,936	37,936	4,716
Total	$326	$38,929	$39,255	$5,771

December 31, 2020
Commercial business	$2,379	$-	$2,379	$1,383
Commercial mortgage	-	36,625	36,625	8,187
Total	$2,379	$36,625	$39,004	$9,570

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(6.) LOANS (Continued)

The following tables sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2021
Commercial Business
Uncriticized	$141,925	$91,338	$68,433	$42,631	$24,847	$12,033	$248,338	$-	$629,545
Special mention	-	132	166	44	180	1,344	1,993	-	3,859
Substandard	45	256	169	745	415	49	3,210	-	4,889
Doubtful	-	-	-	-	-	-	-	-	-
Total	$141,970	$91,726	$68,768	$43,420	$25,442	$13,426	$253,541	$-	$638,293
Commercial Mortgage
Uncriticized	$342,483	$339,988	$176,753	$147,247	$128,381	$167,739	$3,712	$-	$1,306,303
Special mention	11,184	2,450	29,759	2,344	8,269	27,635	-	-	81,641
Substandard	1,001	77	2,950	11,607	3,209	6,000	-	-	24,844
Doubtful	-	-	-	-	-	-	-	-	-
Total	$354,668	$342,515	$209,462	$161,198	$139,859	$201,374	$3,712	$-	$1,412,788

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2020
Commercial Business
Uncriticized	$350,992	$112,469	$82,029	$31,990	$8,195	$16,600	$179,770	$-	$782,045
Special mention	-	360	21	709	41	1,025	2,995	-	5,151
Substandard	193	211	1,183	464	202	309	4,390	-	6,952
Doubtful	-	-	-	-	-	-	-	-	-
Total	$351,185	$113,040	$83,233	$33,163	$8,438	$17,934	$187,155	$-	$794,148
Commercial Mortgage
Uncriticized	$310,364	$227,406	$163,839	$161,771	$74,915	$154,399	$731	$-	$1,093,425
Special mention	14,299	42,305	19,505	27,530	12,256	28,744	43	-	144,682
Substandard	189	2,521	1,890	1,648	3	9,344	199	-	15,794
Doubtful	-	-	-	-	-	-	-	-	-
Total	$324,852	$272,232	$185,234	$190,949	$87,174	$192,487	$973	$-	$1,253,901

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(6.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2021
Residential Real Estate Loans
Performing	$92,620	$129,240	$85,876	$65,866	$50,932	$150,392	$-	$-	$574,926
Nonperforming	79	55	225	557	899	558	-	-	2,373
Total	$92,699	$129,295	$86,101	$66,423	$51,831	$150,950	$-	$-	$577,299
Residential Real Estate Lines
Performing	$-	$-	$-	$-	$-	$-	$70,521	$7,810	$78,331
Nonperforming	-	-	-	-	-	-	39	161	200
Total	$-	$-	$-	$-	$-	$-	$70,560	$7,971	$78,531
Consumer Indirect
Performing	$452,601	$206,472	$122,849	$90,998	$51,598	$31,750	$-	$-	$956,268
Nonperforming	417	515	436	230	136	46	-	-	1,780
Total	$453,018	$206,987	$123,285	$91,228	$51,734	$31,796	$-	$-	$958,048
Other Consumer
Performing	$4,422	$3,738	$1,681	$763	$280	$1,044	$2,549	$-	$14,477
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$4,422	$3,738	$1,681	$763	$280	$1,044	$2,549	$-	$14,477

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2020
Residential Real Estate Loans
Performing	$137,926	$103,923	$87,153	$66,446	$67,473	$134,292	$-	$-	$597,213
Nonperforming	-	199	765	665	233	725	-	-	2,587
Total	$137,926	$104,122	$87,918	$67,111	$67,706	$135,017	$-	$-	$599,800
Residential Real Estate Lines
Performing	$-	$-	$-	$-	$-	$-	$79,257	$10,225	$89,482
Nonperforming	-	-	-	-	-	-	65	258	323
Total	$-	$-	$-	$-	$-	$-	$79,322	$10,483	$89,805
Consumer Indirect
Performing	$295,216	$202,187	$166,773	$111,008	$47,793	$15,949	$-	$-	$838,926
Nonperforming	70	652	319	287	132	35	-	-	1,495
Total	$295,286	$202,839	$167,092	$111,295	$47,925	$15,984	$-	$-	$840,421
Other Consumer
Performing	$6,774	$3,177	$1,765	$907	$369	$508	$3,563	$-	$17,063
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$6,774	$3,177	$1,765	$907	$369	$508	$3,563	$-	$17,063

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(6.) LOANS (Continued)

Allowance for Credit Losses - Loans

The following tables set forth the changes in the allowance for credit losses - loans for the years ended December 31 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
2021
Allowance for credit losses - loans:
Beginning balance	13,580	21,763	3,924	674	12,165	314	$52,420
Charge-offs	(669)	(3,999)	(148)	(141)	(7,236)	(1,026)	(13,219)
Recoveries	881	185	92	-	5,980	321	7,459
Provision (benefit)	(2,693)	(3,172)	(2,264)	(154)	702	597	(6,984)
Ending balance	$11,099	$14,777	$1,604	$379	$11,611	$206	$39,676

2020
Allowance for credit losses - loans:
Beginning balance, prior to adoption of ASC 326	$11,358	$5,681	$1,059	$118	$11,852	$414	$30,482
Impact of adopting ASC 326	(246)	7,310	3,290	607	(1,234)	(133)	$9,594
Beginning balance, after adoption of ASC 326	11,112	12,991	4,349	725	10,618	281	40,076
Charge-offs	(9,093)	(1,792)	(100)	-	(9,959)	(681)	(21,625)
Recoveries	1,709	37	28	3	5,681	352	7,810
Provision (benefit)	9,852	10,527	(353)	(54)	5,825	362	26,159
Ending balance	$13,580	$21,763	$3,924	$674	$12,165	$314	$52,420

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(6.) LOANS (Continued)

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
2019
Allowance for loan losses:
Beginning balance	$14,312	$5,219	$1,112	$210	$12,572	$489	33,914
Charge-offs	(2,481)	(2,997)	(340)	(13)	(10,810)	(1,170)	(17,811)
Recoveries	492	17	43	6	5,390	387	6,335
Provision (benefit)	(965)	3,442	244	(85)	4,700	708	8,044
Ending balance	$11,358	$5,681	$1,059	$118	$11,852	$414	$30,482
Evaluated for impairment:
Individually	$214	$479	$-	$-	$-	$-	$693
Collectively	$11,144	$5,202	$1,059	$118	$11,852	$414	$29,789

Loans:
Ending balance	$571,222	$1,108,315	$560,717	$101,048	$822,179	$15,984	$3,179,465
Evaluated for impairment:
Individually	$1,177	$3,146	$-	$-	$-	$-	$4,323
Collectively	$570,045	$1,105,169	$560,717	$101,048	$822,179	$15,984	$3,175,142

Risk Characteristics

Commercial business loans primarily consist of loans to small to mid-sized businesses in our market area in a diverse range of industries. These loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The credit risk related to commercial loans is largely influenced by general economic conditions, including the impact of the COVID-19 pandemic on small to mid-sized business in our market area, inflation and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, potentially resulting in higher potential losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral securing the loan. Economic events, including the impact of the COVID-19 pandemic on the ability of the tenants to pay rent at these properties, inflation or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties.

Residential real estate loans (comprised of conventional mortgages and home equity loans) and residential real estate lines (comprised of home equity lines) are generally made based on the borrower’s ability to make repayment from his or her employment and other income but are secured by real property whose value tends to be more easily ascertainable. Credit risk for these types of loans is generally influenced by general economic conditions, including the impact of the COVID-19 pandemic on the employment income of these borrowers, inflation, the characteristics of individual borrowers, and the nature of the loan collateral.

Consumer indirect and other consumer loans may entail greater credit risk than residential mortgage loans and home equities, particularly in the case of other consumer loans which are unsecured or, in the case of indirect consumer loans, secured by depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances such as job loss, illness or personal bankruptcy, including the heightened risk that such circumstances may arise as a result of the COVID-19 pandemic including inflation. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(7.) PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment at December 31 are summarized as follows (in thousands):

	2021(1)	2020
Land and land improvements	$5,019	$6,022
Buildings and leasehold improvements	50,253	56,842
Furniture, fixtures, equipment and vehicles	39,759	40,996
Premises and equipment	95,031	103,860
Accumulated depreciation and amortization	(54,920)	(63,250)
Premises and equipment, net	$40,111	$40,610

(1)
The premises and equipment balance at December 31, 2021, excludes amounts reclassified to assets held for sale. See Note 3 - Restructuring Charges for additional information.

Depreciation and amortization expense included in occupancy and equipment expense on the consolidated statements of income for the years ended December 31 was as follows (in thousands):

	2021	2020	2019
Occupancy and equipment expense	$3,905	$4,109	$4,382
Computer and data processing expense	659	637	599
Total depreciation and amortization expense	$4,564	$4,746	$4,981

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

The Company completed qualitative assessments for the Banking, Courier Capital and HNP Capital reporting units and a quantitative assessment for the SDN reporting unit during 2021. The results of the 2021 annual impairment tests for the Company’s reporting units indicated no goodwill impairment.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(8.) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The change in the balance for goodwill during the years ended December 31 was as follows (in thousands):

	Banking	All Other(1)	Total
Balance, January 1, 2020	$48,536	$17,526	$66,062
No activity during the period	-	-	-
Balance, December 31, 2020	48,536	17,526	66,062
Acquisitions	-	1,009	1,009
Balance, December 31, 2021	$48,536	$18,535	$67,071

(1)
All Other includes the SDN, Courier Capital and HNP Capital reporting units. The amounts are reported net of $4.7 million accumulated impairment related to the SDN reporting unit.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Changes in the gross carrying amount, accumulated amortization and net book value for the years ended December 31 were as follows (in thousands):

	2021	2020
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,039)	(2,014)
Net book value	$3	$28

Other intangibles:
Gross carrying amount	$14,545	$13,883
Accumulated amortization	(7,219)	(6,184)
Net book value	$7,326	$7,699

Core deposit intangibles and other intangibles amortization expense was $25 thousand and $1.0 million, respectively, for the year ended December 31, 2021. Core deposit intangibles and other intangibles amortization expense was $70 thousand and $1.1 million, respectively, for the year ended December 31, 2020. Core deposit intangibles and other intangibles amortization expense was $115 thousand and $1.1 million, respectively, for the year ended December 31, 2019. Estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

2022	$985
2023	910
2024	838
2025	766
2026	694

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(9.) LEASES

Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. The Company is obligated under a number of non-cancellable operating lease agreements for land, buildings and equipment with terms, including renewal options reasonably certain to be exercised, extending through 2061. One building lease was subleased with terms that extended through June 30, 2021.

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities as of December 31 (in thousands):

		2021	2020
	Balance Sheet Location
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$27,063	$23,697
Accumulated amortization	Other assets	(4,993)	(3,741)
Net book value		$22,070	$19,956

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$23,867	$21,507

The weighted average remaining lease term for operating leases was 24.0 years at December 31, 2021 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.71%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs and other lease information for the years ended December 31 (in thousands):

	2021	2020	2019
Lease Costs:
Operating lease costs	$2,830	$2,673	$2,758
Variable lease costs (1)	427	410	428
Sublease income	(23)	(46)	(46)
Net lease costs	$3,234	$3,037	$3,140

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,647	$2,599	$2,641
Initial recognition of operating lease right of use assets	$-	$-	$23,275
Initial recognition of operating lease liabilities	$-	$-	$23,985
Right of use assets obtained in exchange for new operating lease liabilities	$4,251	$477	$620

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(9.) LEASES (Continued)

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2021 (in thousands):

Year ended December 31(1),
2022	$2,215
2023	1,766
2024	1,452
2025	1,378
2026	1,299
Thereafter	29,575
Total future minimum operating lease payments	37,685
Amounts representing interest	(13,818)
Present value of net future minimum operating lease payments	$23,867

(1)
Operating lease payments exclude $13.8 million of future minimum lease payments for leases signed but not yet commenced.

(10.) OTHER ASSETS

A summary of other assets as of December 31 are as follows (in thousands):

	2021	2020
Operating lease right of use assets	$22,070	$19,956
Tax credit investments	57,010	34,370
Derivative instruments	16,504	20,120
Collateral on derivative instruments	4,640	19,630
Other	72,976	62,010
Total other assets	$173,200	$156,086

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(11.) DEPOSITS

A summary of deposits as of December 31 are as follows (in thousands):

	2021	2020
Noninterest-bearing demand	$1,107,561	$1,018,549
Interest-bearing demand	864,528	731,885
Savings and money market	1,933,047	1,642,340
Time deposits, due:
Within one year	880,892	841,581
One to two years	23,572	30,847
Two to three years	9,881	5,186
Three to four years	6,485	5,417
Four to five years	1,124	2,562
Thereafter	-	-
Total time deposits	921,954	885,593
Total deposits	$4,827,090	$4,278,367

Time deposits in denominations of $250,000 or more at December 31, 2021 and 2020 amounted to $220.8 million and $200.7 million, respectively.

Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	2021	2020	2019
Interest-bearing demand	$1,156	$1,091	$1,372
Savings and money market	3,363	4,788	4,365
Time deposits	3,599	11,943	22,757
Total interest expense on deposits	$8,118	$17,822	$28,494

(12.) BORROWINGS

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of December 31 (in thousands):

	2021	2020
Short-term borrowings:
Short-term FHLB borrowings	$30,000	$5,300
Long-term borrowings:
Subordinated notes, net	73,911	73,623
Total borrowings	$103,911	$78,923

Short-term borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2021 and 2020 consisted of $30 million and $5.3 million, respectively, in short-term borrowings. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. At December 31, 2021 and 2020, the Company’s borrowings had a weighted average rate of 0.34% and 1.70%, respectively.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2021 and 2020, no amounts have been drawn on the line of credit.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During 2021, such derivatives were used to hedge the variable cash flows associated with short-term borrowings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months. As of December 31, 2021, the Company had one outstanding forward interest rate derivative with a notional value of $50.0 million that was designated as a cash flow hedge of interest rate risk. The derivative becomes effective in April 2022.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(13.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $53 thousand will be reclassified as an increase to interest expense.

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

December 31, 2021, 2020 and 2019

(13.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of December 31 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet	Fair value		Balance sheet	Fair value
	2021	2020	line item	2021	2020	line item	2021	2020
Derivatives designated as hedging instruments
Cash flow hedges	$50,000	$50,000	Other assets	$1,559	$-	Other liabilities	$-	$311
Total derivatives	$50,000	$50,000		$1,559	$-		$-	$311

Derivatives not designated as hedging instruments
Cash flow hedges	$-	$100,000	Other assets	$-	$-	Other liabilities	$-	$-
Interest rate swaps (1)	853,445	631,907	Other assets	14,702	19,626	Other liabilities	14,708	19,837
Credit contracts	113,833	113,434	Other assets	-	23	Other liabilities	1	86
Mortgage banking	18,199	28,225	Other assets	243	471	Other liabilities	4	1
Total derivatives	$985,477	$873,566		$14,945	$20,120		$14,713	$19,924

(1)
The Company secured its obligations under these contracts with $4.6 million and $19.6 million in cash at December 31, 2021 and 2020, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the years ended December 31 (in thousands):

		Gain (loss) recognized in income
Undesignated derivatives	Line item of gain (loss) recognized in income	2021	2020	2019

Cash flow hedges	Income from derivative instruments, net	$-	$-	$-
Interest rate swaps	Income from derivative instruments, net	2,852	4,707	2,189
Credit contracts	Income from derivative instruments, net	74	455	29
Mortgage banking	Income from derivative instruments, net	(231)	359	56
Total undesignated		$2,695	$5,521	$2,274

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	2021	2020
Commitments to extend credit	$936,298	$1,012,810
Standby letters of credit	24,913	22,393

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

Unfunded Commitments

At December 31, 2021 and December 31, 2020, the allowance for credit losses for unfunded commitments totaled $1.8 million and $3.1 million, respectively, and was included in other liabilities on the Company's consolidated statements of financial condition. For the years ended December 31, 2021 and 2020, credit loss (benefit) expense for unfunded commitments was $(1.3) million and $1.0 million, respectively, and was included in provision (benefit) for credit losses on the Company’s consolidated statements of income.

Contingent Liabilities and Litigation

In the ordinary course of business there are various threatened and pending legal proceedings against the Company. Management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

We are party to an action filed against us on May 16, 2017 by Matthew L. Chipego, Charlene Mowry, Constance C. Churchill and Joseph W. Ewing in the Court of Common Pleas in Philadelphia, Pennsylvania. Plaintiffs sought and were granted class certification to represent classes of consumers in New York and Pennsylvania seeking to recover statutory damages, interest and declaratory relief. The plaintiffs allege that they obtained direct or indirect financing from us for the purchase of vehicles that we later repossessed. The plaintiffs specifically claim that the notices the Bank sent to defaulting consumers after their vehicles were repossessed did not comply with the relevant portions of the Uniform Commercial Code in New York and Pennsylvania. We dispute and believe we have meritorious defenses against these claims and plan to continue to vigorously defend ourselves.

On September 30, 2021, the Court granted plaintiffs’ motion for class certification and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). There are approximately 5,200 members in the New York classes and approximately 300 members in the Pennsylvania classes. Our motion seeking permission to appeal the class certification ruling and a stay of proceedings pending any such appeal was denied. We are currently awaiting a ruling from the Superior Court of Pennsylvania on our motion seeking permission to appeal the denial of our motion to dismiss the action for lack of standing. On February 8, 2022, plaintiffs filed a motion for partial summary judgment for most of the relief they seek. The Company intends to oppose and file cross motions for partial summary judgment. The parties agreed that the Company’s opposition and cross motion papers will be filed by March 21, 2022. Through a Case Management Order dated February 10, 2022, the trial court directed, among other things, that discovery be completed by October 3, 2022, pre-trial motions be submitted by November 21, 2022, and that the case be ready for trial on March 6, 2023. We have not accrued a contingent liability for this matter at this time because, given our defenses, we are unable to conclude whether a liability is reasonably probable to occur nor are we able to currently reasonably estimate the amount of potential loss.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table that follows) of Common Equity Tier 1 capital (“CET1”), Tier 1 capital and Total capital to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets (each as defined in the regulations).

The Economic Growth Act provided for a potential exception from the Basel III Rules for community banks that maintain a Community Bank Leverage Ratio (“CBLR”) of at least 8.0% to 10.0%. The CBLR is calculated by dividing Tier 1 capital by the bank’s average total consolidated assets. In the final rules approved by the FDIC in September 2019, qualifying community banking organizations that opt in to using the CBLR are considered to be in compliance with the Basel III Rules as long as the bank maintains a CBLR of greater than 9.0%. If a bank is not a qualifying community banking organization, does not opt in to using the CBLR, or cannot maintain a CBLR of greater than 9.0%, the bank would have to comply with the Basel III Rules. We determined to comply with the Basel III Rules instead of using the CBLR framework.

The Company’s and the Bank’s Common Equity Tier 1 capital includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. Common Equity Tier 1 for both the Company and the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities.

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2021 includes, subject to limitation, $17.3 million of preferred stock.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses. Tier 2 capital for the Company also includes qualified subordinated debt. At December 31, 2021, the Company’s Tier 2 capital included $73.9 million of Subordinated Notes.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(15.) REGULATORY MATTERS (Continued)

The Basel III Capital Rules require the Company and the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(15.) REGULATORY MATTERS (Continued)

The following table presents actual and required capital ratios as of December 31, 2021 and 2020 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules (in thousands):

	Actual		Minimum Capital Required – Basel III		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2021
Tier 1 leverage:
Company	$455,138	8.23%	$221,319	4.00%	$276,649	5.00%
Bank	496,337	8.98	220,963	4.00	276,204	5.00
CET1 capital:
Company	437,846	10.28	298,207	7.00	276,907	6.50
Bank	496,337	11.68	297,489	7.00	276,240	6.50
Tier 1 capital:
Company	455,138	10.68	362,109	8.50	340,808	8.00
Bank	496,337	11.68	361,237	8.50	339,987	8.00
Total capital:
Company	558,987	13.12	447,311	10.50	426,010	10.00
Bank	526,274	12.38	446,233	10.50	424,984	10.00

2020
Tier 1 leverage:
Company	$407,061	8.25%	$197,344	4.00%	$246,680	5.00%
Bank	441,929	8.97	197,064	4.00	246,330	5.00
CET1 capital:
Company	389,733	10.14	269,107	7.00	249,885	6.50
Bank	441,929	11.52	268,483	7.00	249,306	6.50
Tier 1 capital:
Company	407,061	10.59	326,772	8.50	307,550	8.00
Bank	441,929	11.52	326,015	8.50	306,838	8.00
Total capital:
Company	521,193	13.56	403,660	10.50	384,438	10.00
Bank	482,439	12.58	402,725	10.50	383,547	10.00

As of December 31, 2021 and 2020, the Company and Bank were considered “well capitalized” under all regulatory capital guidelines. Such determination has been made based on the Tier 1 leverage, CET1 capital, Tier 1 capital and total capital ratios.

Federal Reserve Requirements

The Bank is typically required to maintain cash on hand or on deposit at the FRB of New York according to the reserve requirements set by the FRB. In March 2020, the FRB reduced the required reserve to 0%. Accordingly, as of December 31, 2021 and 2020, the Bank was not required to maintain a reserve balance at the FRB of New York. The reserve requirement for the Bank totaled $6.4 million as of December 31, 2019.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(16.) SHAREHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock and the Series A preferred stock. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. There were 172,921 and 173,282 shares of preferred stock issued and outstanding as of December 31, 2021 and 2020, respectively.

Common Stock

The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	Outstanding	Treasury	Issued
2021
Shares outstanding at beginning of year	16,041,926	57,630	16,099,556
Shares issued for Landmark Group acquisition	12,831	(12,831)	-
Restricted stock awards issued	9,350	(9,350)	-
Restricted stock units released	24,069	(24,069)	-
Stock awards	5,972	(5,972)	-
Treasury stock purchases	(348,695)	348,695	-
Shares outstanding at end of year	15,745,453	354,103	16,099,556

2020
Shares outstanding at beginning of year	16,002,899	96,657	16,099,556
Restricted stock awards issued	12,798	(12,798)	-
Restricted stock units released	24,921	(24,921)	-
Stock awards	8,439	(8,439)	-
Treasury stock purchases	(7,131)	7,131	-
Shares outstanding at end of year	16,041,926	57,630	16,099,556

Share Repurchases

In November 2020, the Company’s Board of Directors authorized a share repurchase program of common stock for up to 801,879 shares of common stock. Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. 340,688 shares were repurchased at an average price of $26.44 during the year ended December 31, 2021. No shares were repurchased under this program during the year ended December 31, 2020. As of December 31, 2021, the remaining number of shares authorized for repurchase under the repurchase program was 461,191.

Preferred Stock

Series A 3% Preferred Stock. There were 1,435 shares of Series A 3% preferred stock issued and outstanding as of December 31, 2021 and 2020. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.

Series B-1 8.48% Preferred Stock. There were 171,486 shares and 171,847 shares of Series B-1 8.48% preferred stock issued and outstanding as of December 31, 2021 and 2020. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(17.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
2021
Securities available for sale and transferred securities:
Change in unrealized gain (loss) during the year	$(26,643)	$(6,826)	$(19,817)
Reclassification adjustment for net gains included in net income (1)	139	36	103
Total securities available for sale and transferred securities	(26,504)	(6,790)	(19,714)
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	1,984	508	1,476
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	3,162	810	2,352
Amortization of net actuarial loss and prior service cost included in income	741	190	551
Total pension and post-retirement obligations	3,903	1,000	2,903
Other comprehensive loss	$(20,617)	$(5,282)	$(15,335)

2020
Securities available for sale and transferred securities:
Change in unrealized gain (loss) during the year	$19,928	$5,106	$14,822
Reclassification adjustment for net gains included in net income (1)	(1,281)	(329)	(952)
Total securities available for sale and transferred securities	18,647	4,777	13,870
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	271	69	202
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	2,201	565	1,636
Amortization of net actuarial loss and prior service cost included in income	1,254	321	933
Total pension and post-retirement obligations	3,455	886	2,569
Other comprehensive income	$22,373	$5,732	$16,641

2019
Securities available for sale and transferred securities:
Change in unrealized gain (loss) during the year	$13,648	$3,456	$10,192
Reclassification adjustment for net gains included in net income (1)	(1,176)	(307)	(869)
Total securities available for sale and transferred securities	12,472	3,149	9,323
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	(327)	(85)	(242)
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	(879)	(303)	(576)
Amortization of net actuarial loss and prior service cost included in income	1,398	352	1,046
Total pension and post-retirement obligations	519	49	470
Other comprehensive income	$12,664	$3,113	$9,551

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(17.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(316)	$14,743	$(12,299)	$2,128
Other comprehensive income (loss) before reclassifications	1,476	(19,817)	2,352	(15,989)
Amounts reclassified from accumulated other comprehensive income (loss)	-	103	551	654
Net current period other comprehensive income (loss)	1,476	(19,714)	2,903	(15,335)
Balance at December 31, 2021	$1,160	$(4,971)	$(9,396)	$(13,207)

Balance at January 1, 2020	$(518)	$873	$(14,868)	$(14,513)
Other comprehensive income (loss) before reclassifications	202	14,822	1,636	16,660
Amounts reclassified from accumulated other comprehensive income (loss)	-	(952)	933	(19)
Net current period other comprehensive income	202	13,870	2,569	16,641
Balance at December 31, 2020	$(316)	$14,743	$(12,299)	$2,128

Balance at January 1, 2019	$(276)	$(7,769)	$(13,236)	$(21,281)
Reclassification adjustment for net gains included in net income	-	(681)	(2,102)	(2,783)
Other comprehensive income (loss) before reclassifications	(242)	10,192	(576)	9,374
Amounts reclassified from accumulated other comprehensive income (loss)	-	(869)	1,046	177
Net current period other comprehensive (loss) income	(242)	9,323	470	9,551
Balance at December 31, 2019	$(518)	$873	$(14,868)	$(14,513)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(17.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	2021	2020
Realized gain (loss) on sale of investment securities	$71	$1,599	Net gain on investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	(210)	(318)	Interest income
	(139)	1,281	Total before tax
	36	(329)	Income tax benefit (expense)
	(103)	952	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	3	34	Salaries and employee benefits
Net actuarial losses (1)	(744)	(1,288)	Salaries and employee benefits
	(741)	(1,254)	Total before tax
	190	321	Income tax benefit
	(551)	(933)	Net of tax
Total reclassified for the period	$(654)	$19

(1)
These items are included in the computation of net periodic pension expense. See Note 21 – Employee Benefit Plans for additional information.

(18.) SHARE-BASED COMPENSATION

The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders, that are administered by the Management Development and Compensation Committee (the “Compensation Committee”) of the Board. In May 2015, the Company’s shareholders approved the 2015 Long-Term Incentive Plan (the “2015 Plan”) to replace the 2009 Management Stock Incentive Plan and the 2009 Directors’ Stock Incentive Plan (collectively, the “2009 Plans”). A total of 438,076 shares transferred from the 2009 Plans were available for grant pursuant to the 2015 Plan. In addition, any shares subject to outstanding awards under the 2009 Plans that are canceled, expired, forfeited or otherwise not issued or are settled in cash will become available for future award grants under the 2015 Plan. In June 2021, the Company's shareholders approved the Amended and Restated 2015 Long-Term Incentive Plan (the “Plan”), which increased the total number of shares available for grant under the Plan by 734,000 shares. As of December 31, 2021, there were approximately 816,000 shares available for grant under the 2015 Plan.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(18.) SHARE-BASED COMPENSATION (Continued)

The Plan uses metrics that measure the Company's performance on a relative basis against a peer group, which was defined as the SNL Small Cap Bank & Thrift Index. The SNL Small Cap Bank & Thrift Index was discontinued August 7, 2021 and was replaced with the S&P U.S. SmallCap Banks Index. As the award agreements do not contain successor language pertaining to the removal or modification of an index, the Compensation Committee approved the application of the survivorship peer group with the S&P U.S. SmallCap Banks Index used as the basis for measuring relative performance of existing awards.

The Company awarded grants of restricted stock units to certain members of management during the year ended December 31, 2021. Fifty percent of the shares subject to each grant that ultimately vest are contingent on achieving specified return on average equity (“ROAE”) targets relative to the market index the Compensation Committee has selected as a peer group for this purpose. These shares will be earned based on the Company’s achievement of a relative ROAE performance requirement, on a percentile basis, compared to the market index over a three-year performance period ending December 31, 2023. The shares earned based on the achievement of the ROAE performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company. The remaining fifty percent of the PSUs that ultimately vest are contingent upon achievement of an average return on average assets (“ROAA”) performance requirement over a three-year performance period ending December 31, 2023. The shares earned based on the achievement of the ROAA performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company. If earned at target level, members of management will receive up to 22,178 shares of our common stock in the aggregate.

The grant-date fair values for both the ROAE and the ROAA portions of PSUs granted during the year ended December 31, 2021 are equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The Company granted additional restricted stock units to management during the year ended December 31, 2021. These awards will vest after completion of a three-year service requirement. If earned, members of management will receive up to 63,998 shares of our common stock, in the aggregate. The average market price of the restricted stock units on the date of grant was $27.55.

During the year ended December 31, 2021, the Company granted a total of 9,350 restricted shares of common stock to non-employee directors, of which 4,670 shares vested immediately and 4,680 shares will vest after completion of a one-year service requirement. The weighted average market price of the restricted stock on the date of grant was $32.06. In addition, the Company issued a total of 5,972 shares of common stock in-lieu of cash for the annual retainer of seven non-employee directors during the year ended December 31, 2021. The weighted average market price of the stock on the date of grant was $32.03.

The Company awarded grants of restricted stock units to certain members of management during the year ended December 31, 2020. Fifty percent of the shares subject to each grant will be earned based on the Company’s achievement of a relative ROAE performance requirement, on a percentile basis, compared to the market index over a three-year performance period ending December 31, 2022. The shares earned based on the achievement of the ROAE performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company. The remaining fifty percent of the PSUs that ultimately vest are contingent upon achievement of an average return on average assets (“ROAA”) performance requirement over a three-year performance period ending December 31, 2022. The shares earned based on the achievement of the ROAA performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company. If earned at target level, members of management will receive up to 23,302 shares of our common stock in the aggregate.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(18.) SHARE-BASED COMPENSATION (Continued)

The Company awarded grants of restricted stock units to certain members of management during the year ended December 31, 2019. Fifty percent of the shares subject to each grant will be earned upon achievement of an ROAA performance requirement for the Company’s fiscal year ending December 31, 2021. The remaining fifty percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to the market index over a three-year performance period ending December 31, 2021. If earned at target level, members of management will receive up to 21,970 shares of our common stock in the aggregate, which will vest on February 26, 2022 assuming the recipient’s continuous service to the Company.

The grant-date fair value of the TSR performance award granted on February 26, 2019 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.84 years, (ii) risk free interest rate of 2.43%, (iii) expected dividend yield of 3.20% and (iv) expected stock price volatility over the expected term of the TSR performance award of 21.3%. The grant-date fair value of the TSR performance award granted on May 22, 2019 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.61 years, (ii) risk free interest rate of 2.18%, (iii) expected dividend yield of 3.60% and (iv) expected stock price volatility over the expected term of the TSR performance award of 22.0%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of the Company's common stock on the date of grant.

The Company granted additional restricted stock units to management during the year ended December 31, 2019. These awards will vest after completion of a three-year service requirement. If earned, members of management will receive up to 54,476 shares of our common stock, in the aggregate. The average market price of the restricted stock units on the date of grant was $25.60.

During the year ended December 31, 2019, the Company granted a total of 8,226 restricted shares of common stock to non-employee directors, of which 4,113 shares vested immediately and 4,113 shares will vest after completion of a one-year service requirement. The weighted average market price of the restricted stock on the date of grant was $27.33. In addition, the Company issued a total of 4,192 shares of common stock in -lieu of cash for the annual retainer of three non-employee directors during the year ended December 31, 2019. The weighted average market price of the stock on the date of grant was $29.78.

The restricted stock awards granted to the directors and the restricted stock units granted to management in 2021, 2020 and 2019 do not have rights to dividends or dividend equivalents.

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2021, 2020 or 2019. There was no unrecognized compensation expense related to unvested stock options as of December 31, 2021. There was no stock option activity for the year ended December 31, 2021.

The following is a summary of restricted stock award and restricted stock units activity for the year ended December 31, 2021:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	168,513	$25.65
Granted	95,526	28.00
Vested	(35,138)	26.13
Forfeited	(32,911)	26.56
Outstanding at end of period	195,990	$26.56

As of December 31, 2021, there was $2.4 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 1.8 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

	2021	2020	2019
Salaries and employee benefits	$1,460	$1,107	$1,175
Other noninterest expense	283	226	231
Total share-based compensation expense	$1,743	$1,333	$1,406

(19.) INCOME TAXES

The income tax expense for the years ended December 31 consisted of the following (in thousands):

	2021	2020	2019
Current tax expense:
Federal	$11,453	$10,041	$8,882
State	2,854	1,873	1,308
Total current tax expense	14,307	11,914	10,190
Deferred tax expense (benefit):
Federal	4,384	(3,306)	280
State	834	(1,217)	89
Total deferred tax expense (benefit)	5,218	(4,523)	369
Total income tax expense	$19,525	$7,391	$10,559

Income tax expense differed from the statutory federal income tax rate for the years ended December 31 as follows:

	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest income	(0.7)	(2.0)	(1.9)
Tax credits and adjustments	(2.6)	(3.4)	(3.0)
Non-taxable earnings on company owned life insurance	(0.6)	(0.9)	(0.6)
State taxes, net of federal tax benefit	3.0	1.1	1.9
Nondeductible expenses	-	0.1	0.2
Goodwill and contingent consideration adjustments	-	-	-
Other, net	-	0.3	0.2
Effective tax rate	20.1%	16.2%	17.8%

Total income tax expense (benefit) was as follows for the years ended December 31 (in thousands):

	2021	2020	2019
Income tax expense	$19,525	$7,391	$10,559
Shareholder’s equity	(5,282)	5,732	3,113

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

In 2021 and 2020, the Company recognized the impact of its investments in limited partnerships that generated qualifying tax credits resulting in a $2.6 million and $1.5 million reduction in income tax expense, respectively, and a $431 thousand and $275 thousand net loss recorded in noninterest income, respectively. See Note 1 for the Company’s accounting policy for income taxes and these tax credit investments.

The Company’s net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	2021	2020
Deferred tax assets:
Allowance for credit losses	$10,627	$14,239
Leases - right of use obligations	5,993	5,510
Deferred compensation	1,365	1,149
Investment in limited partnerships	-	1,418
SERP agreements	262	323
Share-based compensation	759	602
Tax attribute carryforward benefits	446	-
Net unrealized loss on securities available for sale	1,712	-
Other	579	236
Gross deferred tax assets	21,743	23,477
Deferred tax liabilities:
Leases - right of use assets	5,533	5,113
Investments in limited partnerships	126	-
Prepaid expenses	662	635
Prepaid pension costs	1,677	1,183
Intangible assets	2,418	2,286
Depreciation and amortization	3,471	2,046
Net unrealized gain on securities available for sale	-	5,079
Loan servicing assets	389	338
Deferred loan origination costs	830	623
Other	403	4
Gross deferred tax liabilities	15,509	17,307
Net deferred tax asset	$6,234	$6,170

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(19.) INCOME TAXES (Continued)

Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. As such, no valuation allowance has been recorded as of December 31, 2021 or 2020.

The Company and its subsidiaries are primarily subject to federal and New York income taxes. The federal income tax years currently open for audits are 2018 through 2021. The New York income tax years currently open for audits are 2019 through 2021.

At December 31, 2021, the Company had no federal or New York net operating loss or tax credit carryforwards. The Company has a capital loss carryforward totaling $1.7 million as of December 31, 2021 that was generated in the 2020 tax year. A portion of the capital loss will be carried back to prior years and the remainder, if unused, will expire in 2025. Realization of this tax benefit is dependent on the ability to generate sufficient capital gains in an appropriate tax year to offset the remaining capital loss carryforward. Management has determined it is more likely than not to be realized, therefore we have not established a valuation allowance on this tax benefit.

The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2021, 2020 and 2019. There were no material interest or penalties recorded in the income statement in income tax expense for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, there were no amounts accrued for interest or penalties related to uncertain tax positions.

(20.) EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities.

	2021	2020	2019
Net income available to common shareholders	$76,237	$36,871	$47,401
Weighted average common shares outstanding:
Total shares issued	16,100	16,100	16,086
Unvested restricted stock awards	(5)	(5)	(4)
Treasury shares	(254)	(73)	(110)
Total basic weighted average common shares outstanding	15,841	16,022	15,972
Incremental shares from assumed:
Exercise of stock options	-	-	-
Vesting of restricted stock awards	96	41	59
Total diluted weighted average common shares outstanding	15,937	16,063	16,031

Basic earnings per common share	$4.81	$2.30	$2.97
Diluted earnings per common share	$4.78	$2.30	$2.96

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	-	-	-
Restricted stock awards	3	54	4
Total	3	54	4

There were no participating securities outstanding for the years ended December 2021, 2020 and 2019; therefore, the two-class method of calculating basic and diluted EPS was not applicable for the years presented.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(21.) EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Agreements

The Company has non-qualified Supplemental Executive Retirement Agreements (“SERPs”) covering certain former executives. The unfunded liability related to the SERPs was $1.0 million and $1.3 million at December 31, 2021 and 2020, respectively. SERP expense was $39 thousand, $51 thousand and $366 thousand for 2021, 2020 and 2019, respectively.

Defined Contribution Plan

Employees that meet specified eligibility conditions are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company is also permitted to make additional discretionary contributions, although no such additional discretionary contributions were made in 2021, 2020 or 2019.

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

The following table provides a reconciliation of the Company’s changes in the Plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	2021	2020
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$97,560	$84,328
Service cost	4,196	3,693
Interest cost	2,202	2,537
Actuarial (gain) loss	(1,945)	11,154
Benefits paid and plan expenses	(4,331)	(4,152)
Projected benefit obligation at end of period	97,682	97,560
Change in plan assets:
Fair value of plan assets at beginning of period	102,176	87,827
Actual return on plan assets	6,382	18,501
Employer contributions	-	-
Benefits paid and plan expenses	(4,331)	(4,152)
Fair value of plan assets at end of period	104,227	102,176
Funded status at end of period	$6,545	$4,616

The accumulated benefit obligation was $90.1 million and $88.9 million at December 31, 2021 and 2020, respectively.

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company has no minimum required contribution for the 2022 fiscal year.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(21.) EMPLOYEE BENEFIT PLANS (Continued)

Estimated benefit payments under the Plan over the next ten years at December 31, 2021 are as follows (in thousands):

2022	$3,731
2023	3,935
2024	4,199
2025	4,425
2026	4,663
2027 - 2031	25,686

Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2021	2020	2019
Service cost	$4,196	$3,693	$3,207
Interest cost on projected benefit obligation	2,202	2,537	2,777
Expected return on plan assets	(5,225)	(5,136)	(4,736)
Amortization of unrecognized loss	724	1,270	1,445
Net periodic pension cost	$1,897	$2,364	$2,693

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2021	2020	2019
Weighted average discount rate	2.32%	3.09%	4.13%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return	5.25%	6.00%	6.50%

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2021	2020	2019
Weighted average discount rate	2.70%	2.32%	3.09%
Rate of compensation increase	3.00%	3.00%	3.00%

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

December 31, 2021, 2020 and 2019

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

The following table represents the Plan’s target asset allocation and actual asset allocation, respectively, as of December 31, 2021 and 2020:

	2021		2020
	Target	Actual	Target	Actual
	Allocation	Allocation	Allocation	Allocation
Asset category:
Cash and cash equivalents	0.00%	0.00%	0.00%	0.00%
Equity securities	30.00	35.65	28.25	31.56
Fixed income securities	15.00	34.98	59.75	62.60
Alternative investments	55.00	29.37	12.00	5.84

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

The Fund is valued utilizing the valuation policies set forth by JP Morgan’s asset management committee. Underlying investments for which market quotations are readily available are valued at their market value. Underlying investments for which market quotations are not readily available are fair valued by approved affiliated and/or unaffiliated pricing vendors, third-party broker-dealers or methodologies as approved by the asset management committee. Fixed income instruments are valued based on prices received from approved affiliated and unaffiliated pricing vendors or third-party broker-dealers (collectively referred to as “Pricing Services”). The Pricing Services use multiple valuation techniques to determine the valuation of fixed income instruments. In instances where sufficient market activity exists, the Pricing Services may utilize a market-based approach through which trades or quotes from market makers are used to determine the valuation of these instruments. In instances where sufficient market activity may not exist, the Pricing Services also utilize proprietary valuation models which may consider market transactions in comparable securities and the various relationships between securities in determining fair value and/or market characteristics in order to estimate the relevant cash flows, which are then discounted to calculate the fair values. Equities and other exchange-traded instruments are valued at the last sales price or official market closing price on the primary exchange on which the instrument is traded before the net asset values (“NAV”) of the Funds are calculated on a valuation date. Futures contracts are generally valued on the basis of available market quotations. Forward foreign currency exchange contracts are valued utilizing market quotations from approved Pricing Services. The Fund invests in the Commingled Pension Trust Fund (“Strategic Property Fund”) of JPMorgan (the “SPF”), which holds significant amounts of investments which have been fair valued at December 31, 2021 and 2020.

During the years ended December 31, 2021 and 2020, there were no transfers in or out of Levels 1, 2 or 3. In addition, there were no changes in valuation methodologies during the years ended December 31, 2021 and 2020.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(21.) EMPLOYEE BENEFIT PLANS (Continued)

The major categories of Plan assets measured at fair value on a recurring basis as of December 31 are presented in the following tables (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2021
Cash equivalents:
Cash (including foreign currencies)	$-	$-	$-	$-
Short term investment funds	-	-	-	-
Total cash equivalents	-	-	-	-
Equity securities:
Commingled pension trust funds	-	37,157	-	37,157
Total equity securities	-	37,157	-	37,157
Fixed income securities:
Commingled pension trust funds	-	36,459	-	36,459
Corporate bonds	-	-	-	-
Total fixed income securities	-	36,459	-	36,459
Other investments:
Commingled pension trust funds	-	30,611	-	30,611
Total Plan investments	$-	$104,227	$-	$104,227

At December 31, 2021, the portfolio was substantially managed by one investment firm, with control of approximately 100% of the Plan’s assets. A portfolio concentration of 100% in the JPMCB LDI Diversified Balanced Fund, a CPTF, existed at December 31, 2021.

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2020
Cash equivalents:
Cash (including foreign currencies)	$6	$-	$-	$6
Short term investment funds	-	1,253	-	1,253
Total cash equivalents	6	1,253	-	1,259
Equity securities:
Commingled pension trust funds	-	31,848	-	31,848
Total equity securities	-	31,848	-	31,848
Fixed income securities:
Commingled pension trust funds	-	63,171	-	63,171
Corporate bonds	-	5	-	5
Total fixed income securities	-	63,176	-	63,176
Other investments:
Commingled pension trust funds	-	5,893	-	5,893
Total Plan investments	$6	$102,170	$-	$102,176

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

December 31, 2021, 2020 and 2019

(21.) EMPLOYEE BENEFIT PLANS (Continued)

Postretirement Benefit Plan

An entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active employees who had already met the then-applicable age and service requirements under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. Retirees ages 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $33 thousand and $108 thousand as of December 31, 2021 and 2020, respectively. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of income was not significant for the years ended December 31, 2021, 2020 and 2019. The plan is not funded.

The components of accumulated other comprehensive loss related to the defined benefit plan and postretirement benefit plan as of December 31 are summarized below (in thousands):

	2021	2020
Defined benefit plan:
Net actuarial loss	$(12,587)	$(16,412)
Prior service credit (cost)	-	-
	(12,587)	(16,412)
Postretirement benefit plan:
Net actuarial loss	(46)	(127)
Prior service credit	-	3
	(46)	(124)
Total	(12,633)	(16,536)
Deferred tax benefit	3,237	4,237
Amounts included in accumulated other comprehensive loss	$(9,396)	$(12,299)

Changes in plan assets and benefit obligations recognized in other comprehensive income on a pre-tax basis during the years ended December 31 are as follows (in thousands):

	2021	2020
Defined benefit plan:
Net actuarial gain	$3,101	$2,212
Amortization of net loss	724	1,270
Amortization of prior service credit	-	-
	3,825	3,482
Postretirement benefit plan:
Net actuarial gain (loss)	61	(12)
Amortization of net loss	20	18
Amortization of prior service credit	(3)	(34)
	78	(28)
Total recognized in other comprehensive income	$3,903	$3,454

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

December 31, 2021, 2020 and 2019

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

Long-lived assets held for sale: The fair value of the long-lived assets held for sale was based on estimated market prices from independently prepared current appraisals, adjusted for expected costs to sell, and are classified as Level 3 in the fair value hierarchy.

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

December 31, 2021, 2020 and 2019

(22.) FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2021
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$15,891	$-	$15,891
Mortgage-backed securities	-	1,162,624	-	1,162,624
Other assets:
Hedging derivative instruments	-	1,559	-	1,559
Fair value adjusted through comprehensive income	$-	$1,180,074	$-	$1,180,074
Other assets:
Derivative instruments – interest rate products	$-	$14,702	$-	$14,702
Derivative instruments – credit contracts	-	-	-	-
Derivative instruments – mortgage banking	-	243	-	243
Other liabilities:
Derivative instruments – interest rate products	-	(14,708)	-	(14,708)
Derivative instruments – credit contracts	-	(1)	-	(1)
Derivative instruments – mortgage banking	-	(4)	-	(4)
Fair value adjusted through net income	$-	$232	$-	$232

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$6,202	$-	$6,202
Collateral dependent loans	-	-	33,484	33,484
Other assets:
Long-lived assets held for sale	-	-	2,560	2,560
Loan servicing rights	-	-	1,517	1,517
Total	$-	$6,202	$37,561	$43,763

There were no transfers between Levels 1 and 2 during the years ended December 31, 2021 and 2020. There were no liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2021 and 2020.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(22.) FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2020
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$6,635	$-	$6,635
Mortgage-backed securities	-	621,424	-	621,424
Other liabilities:
Hedging derivative instruments	-	(311)	-	(311)
Fair value adjusted through comprehensive income	$-	$627,748	$-	$627,748
Other assets:
Derivative instruments – interest rate products	$-	$19,626	$-	$19,626
Derivative instruments – credit contracts	-	23	-	23
Derivative instruments – mortgage banking	-	471	-	471
Other liabilities:
Derivative instruments – interest rate products	-	(19,837)	-	(19,837)
Derivative instruments – credit contracts	-	(86)	-	(86)
Derivative instruments – mortgage banking	-	(1)	-	(1)
Fair value adjusted through net income	$-	$196	$-	$196

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$4,305	$-	$4,305
Collateral dependent loans	-	-	29,434	29,434
Other assets:
Loan servicing rights	-	-	1,320	1,320
Other real estate owned	-	-	2,966	2,966
Total	$-	$4,305	$33,720	$38,025

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

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value / Range
Collateral dependent loans	$33,484	Appraisal of collateral (1)	Appraisal adjustments (2)	24.7% (3) / 0 - 45%
Loan servicing rights	$1,517	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	14.4% (3)
Long-lived assets held for sale	$2,560	Appraisal of collateral (1)	Appraisal adjustments (2)	11-40%

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

December 31, 2021, 2020 and 2019

(22.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the years ended December 31, 2021 and 2020.

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

December 31, 2021, 2020 and 2019

(22.) FAIR VALUE MEASUREMENTS (Continued)

The following presents the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of December 31(in thousands):

	Level in	2021		2020
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$79,112	$79,112	$93,878	$93,878
Securities available for sale	Level 2	1,178,515	1,178,515	628,059	628,059
Securities held to maturity, net	Level 2	205,581	209,820	271,973	282,035
Loans held for sale	Level 2	6,202	6,202	4,305	4,305
Loans	Level 2	3,606,276	3,642,351	3,513,284	3,549,770
Loans⁽¹⁾	Level 3	33,484	33,484	29,434	29,434
Long-lived assets held for sale	Level 3	2,560	2,560	-	-
Accrued interest receivable	Level 1	15,482	15,482	15,635	15,635
Derivative instruments – cash flow hedge	Level 2	1,559	1,559	-	-
Derivative instruments – interest rate products	Level 2	14,702	14,702	19,626	19,626
Derivative instruments – credit contracts	Level 2	-	-	23	23
Derivative instruments – mortgage banking	Level 2	243	243	471	471
FHLB and FRB stock	Level 2	10,770	10,770	8,619	8,619
Financial liabilities:
Non-maturity deposits	Level 1	3,905,136	3,905,136	3,392,774	3,392,774
Time deposits	Level 2	921,954	920,699	885,593	887,113
Short-term borrowings	Level 1	30,000	30,000	5,300	5,300
Long-term borrowings	Level 2	73,911	77,792	73,623	83,953
Accrued interest payable	Level 1	2,147	2,147	4,381	4,381
Derivative instruments – cash flow hedges	Level 2	-	-	311	311
Derivative instruments – interest rate products	Level 2	14,708	14,708	19,837	19,837
Derivative instruments – credit contracts	Level 2	1	1	86	86
Derivative instruments – mortgage banking	Level 2	4	4	1	1

(1)
Comprised of collateral dependent loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(23.) PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements pertaining only to the Parent are presented below (in thousands).

Condensed Statements of Financial Condition	December 31,
	2021	2020
Assets:
Cash and due from subsidiary	$23,318	$31,848
Investment in and receivables due from subsidiary	555,310	511,572
Other assets	5,998	4,136
Total assets	$584,626	$547,556
Liabilities and shareholders’ equity:
Long-term borrowings, net of issuance costs of $1,089 and $1,377, respectively	$73,911	$73,623
Other liabilities	5,573	5,570
Shareholders’ equity	505,142	468,363
Total liabilities and shareholders’ equity	$584,626	$547,556

Condensed Statements of Income	Years ended December 31,
	2021	2020	2019
Dividends from subsidiary and associated companies	$24,000	$23,000	$20,000
Management and service fees from subsidiaries	147	146	146
Other income	93	121	97
Total income	24,240	23,267	20,243
Interest expense	4,237	2,888	2,471
Operating expenses	3,379	3,171	3,073
Total expense	7,616	6,059	5,544
Income before income tax benefit and equity in undistributed earnings of subsidiary	16,624	17,208	14,699
Income tax benefit	1,999	1,399	596
Income before equity in undistributed earnings of subsidiary	18,623	18,607	15,295
Equity in undistributed earnings of subsidiary	59,074	19,725	33,567
Net income	$77,697	$38,332	$48,862

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(23.) PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$77,697	$38,332	$48,862
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(59,074)	(19,725)	(33,567)
Depreciation and amortization	367	209	153
Share-based compensation	1,743	1,333	1,406
(Increase) decrease in other assets	(1,448)	(48)	2,243
(Decrease) increase in other liabilities	(86)	497	(1,407)
Net cash provided by operating activities	19,199	20,598	17,690
Cash flows from investing activities:
Capital investment in subsidiaries	-	(11,966)	(350)
Purchase of premises and equipment	-	(11)	8
Net cash paid for acquisition	-	-	-
Net cash used in investing activities	-	(11,977)	(342)
Cash flows from financing activities:
Issuance of long-term debt, net of issuance costs	-	34,221	-
Purchase of preferred and common shares	(9,235)	(209)	(293)
Proceeds from issuance of preferred and common shares	(43)	-	-
Dividends paid	(18,451)	(17,957)	(17,260)
Net cash (used in) provided by financing activities	(27,729)	16,055	(17,553)
Net (decrease) increase in cash and cash equivalents	(8,530)	24,676	(205)
Cash and cash equivalents as of beginning of year	31,848	7,172	7,377
Cash and cash equivalents as of end of the year	$23,318	$31,848	$7,172

(24.) SEGMENT REPORTING

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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This “All Other” grouping includes the activities of SDN, a full service insurance agency that provides a broad range of insurance services to both personal and business clients, Courier Capital and HNP Capital, our investment advisor and wealth management firms that provide customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans, CHIL, which oversees the Company's Banking as a Service and Fintech relationships, and Holding Company amounts, which are the primary differences between segment amounts and consolidated totals, along with amounts to eliminate balances and transactions between segments.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(24.) SEGMENT REPORTING (Continued)

The following table presents information regarding the Company’s business segments as of the dates indicated (in thousands).

	Banking	All Other	Consolidated Totals
December 31, 2021
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	3	7,326	7,329
Total assets	5,481,889	38,890	5,520,779

December 31, 2020
Goodwill	$48,536	$17,526	$66,062
Other intangible assets, net	28	7,699	7,727
Total assets	4,875,673	36,633	4,912,306

The following table presents information regarding the Company’s business segments for the periods indicated (in thousands).

	Banking	All Other(1)	Consolidated Totals
Year ended December 31, 2021
Net interest income (expense)	$158,967	$(4,237)	$154,730
Benefit for credit losses - loans	8,336	-	8,336
Noninterest income	31,340	15,566	46,906
Noninterest expense	(95,882)	(16,868)	(112,750)
Income (loss) before income taxes	102,761	(5,539)	97,222
Income tax (expense) benefit	(21,038)	1,513	(19,525)
Net income (loss)	$81,723	$(4,026)	$77,697

Year ended December 31, 2020
Net interest income (expense)	$141,873	$(2,888)	$138,985
Provision for credit losses - loans	(27,184)	-	(27,184)
Noninterest income	31,232	11,944	43,176
Noninterest expense	(94,988)	(14,266)	(109,254)
Income (loss) before income taxes	50,933	(5,210)	45,723
Income tax (expense) benefit	(8,630)	1,239	(7,391)
Net income (loss)	$42,303	$(3,971)	$38,332

Year ended December 31, 2019
Net interest income (expense)	$132,383	$(2,471)	$129,912
Provision for loan losses	(8,044)	-	(8,044)
Noninterest income	29,390	10,991	40,381
Noninterest expense	(88,801)	(14,027)	(102,828)
Income (loss) before income taxes	64,928	(5,507)	59,421
Income tax (expense) benefit	(11,190)	631	(10,559)
Net income (loss)	$53,738	$(4,876)	$48,862

(1)
Reflects activity from the acquisitions of assets of Landmark since February 1, 2021 (the date of acquisition) and North Woods since August 2, 2021 (date of acquisition).

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

Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2021, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

RSM US LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2021 which are included in this Annual Report on Form 10-K, and has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The Report of the Independent Registered Public Accounting Firm that attests the effectiveness of internal control over financial reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Proposal 1 - Election of Directors,” “Business Experience and Qualification of Directors,” “Our Executive Officers” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.

Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Committees of the Board” in the 2022 Proxy Statement and is incorporated herein by reference.

Information concerning the Company’s Code of Business Conduct and Ethics is set forth under the caption “ESG and Corporate Responsibility” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2022 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Management Development and Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Management Development and Compensation Committee Report” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in the 2022 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2021, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
		Weighted average	remaining for future
	Number of securities to	exercise price	issuance under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan Category	(a)	(b) (1)	(c)
Equity compensation plans approved by shareholders	191,310⁽¹⁾	$-	815,769
Equity compensation plans not approved by shareholders	-	$-	-

(1)
Comprised of restricted stock units granted under our 2015 Plan. See Note 18, Share-Based Compensation, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details. All restricted stock units are excluded from the weighted average exercise price column.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, the information set forth in the 2022 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Director Independence and Qualifications” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in the 2022 Proxy Statement under the heading “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K.

(b)
EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
3.2	Amended and Restated Bylaws of Financial Institutions, Inc.	Incorporated by reference to Exhibit 3.1 of the Form 8-K, dated June 25, 2019
4.1	Subordinated Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated April 15, 2015
4.2	First Supplemental Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.3	Form of Global Note to represent the 6.00% Fixed-to-Floating Rate Subordinated Notes due April 15, 2030	Incorporated by reference to Exhibit A of Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.4	Subordinated Indenture, dated as of October 7, 2020, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated October 7, 2020.
4.5	Form of 4.375% Fixed-to-Floating Rate Subordinated Note due October 15, 2030	Included in Exhibit 4.4.
4.6	Description of the Company’s Securities	Incorporated by reference to Exhibit 4.4 of the Form 10-K for the year ended December 31, 2019, dated March 4, 2020.
10.1	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012
10.2	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2014, dated August 5, 2014
10.3	Financial Institutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2021, dated August 9, 2021
10.4	Form of Director Annual Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Filed Herewith
10.5	Form of Director “In Lieu of Cash Fees” Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.6	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Filed Herewith
10.7	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	Filed Herewith
10.8	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 30, 2016

10.9	Amended and Restated Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 4, 2017
10.10	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Kevin B. Klotzbach dated June 26, 2018	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2018, dated August 8, 2018
10.11	Form of Executive Agreement	Incorporated by reference to Exhibit 10.15 of the Form 10-K for the year ended December 31, 2020, dated March 15, 2021
10.12	Form of Performance Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended March 31, 2021, dated May 10, 2021
10.13	Financial Institutions, Inc. Executive Incentive Plan, effective as of January 1, 2021	Filed Herewith
21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP	Filed Herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

All material agreements consist of management contracts, compensatory plans or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

March 10, 2022	By:	/s/ Martin K. Birmingham
Martin K. Birmingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Martin K. Birmingham	Director, President and Chief Executive Officer	March 10, 2022
Martin K. Birmingham	(Principal Executive Officer)

/s/ W. Jack Plants, II	Senior Vice President, Chief Financial Officer and Treasurer	March 10, 2022
W. Jack Plants, II	(Principal Financial Officer)

/s/ Sonia M. Dumbleton	Senior Vice President and Controller	March 10, 2022
Sonia M. Dumbleton	(Principal Accounting Officer)

/s/ Donald K. Boswell	Director	March 10, 2022
Donald K. Boswell

/s/ Dawn H. Burlew	Director	March 10, 2022
Dawn H. Burlew

/s/ Andrew W. Dorn, Jr.	Director	March 10, 2022
Andrew W. Dorn, Jr.

/s/ Robert M. Glaser	Director	March 10, 2022
Robert M. Glaser

/s/ Samuel M. Gullo	Director	March 10, 2022
Samuel M. Gullo

/s/ Susan R. Holliday	Director, Chair	March 10, 2022
Susan R. Holliday

/s/ Robert N. Latella	Director	March 10, 2022
Robert N. Latella

/s/ Mauricio F. Riveros	Director	March 10, 2022
Mauricio F. Riveros

/s/ Kim E. VanGelder	Director	March 10, 2022
Kim E. VanGelder

/s/ Mark A. Zupan	Director	March 10, 2022
Mark A. Zupan