Form 10-Q
period 2022-03-31
FINANCIAL INSTITUTIONS INC
filed 2022-05-09
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The registrant had 15,299,077 shares of Common Stock, $0.01 par value, outstanding as of April 29, 2022.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$170,404	$79,112
Securities available for sale, at fair value	1,119,362	1,178,515
Securities held to maturity, at amortized cost (net of allowance for credit losses of $6 and $5, respectively) (fair value of $206,367 and $209,820, respectively)	211,173	205,581
Loans held for sale	5,544	6,202
Loans (net of allowance for credit losses of $40,966 and $39,676, respectively)	3,692,682	3,639,760
Company owned life insurance	124,742	123,898
Premises and equipment, net	40,115	40,111
Goodwill and other intangible assets, net	74,146	74,400
Other assets	192,330	173,200
Total assets	$5,630,498	$5,520,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,079,949	$1,107,561
Interest-bearing demand	990,404	864,528
Savings and money market	2,015,384	1,933,047
Time deposits	917,195	921,954
Total deposits	5,002,932	4,827,090
Short-term borrowings	—	30,000
Long-term borrowings, net of issuance costs of $1,011 and $1,089, respectively	73,989	73,911
Other liabilities	106,731	84,636
Total liabilities	5,183,652	5,015,637
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,486 shares issued	17,149	17,149
Total preferred equity	17,292	17,292
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	125,881	126,105
Retained earnings	394,181	384,007
Accumulated other comprehensive loss	(67,094)	(13,207)
Treasury stock, at cost – 800,479 and 354,103 shares, respectively	(23,575)	(9,216)
Total shareholders’ equity	446,846	505,142
Total liabilities and shareholders’ equity	$5,630,498	$5,520,779

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	2022	2021
Interest income:
Interest and fees on loans	$36,298	$37,059
Interest and dividends on investment securities	6,036	4,187
Other interest income	17	27
Total interest income	42,351	41,273
Interest expense:
Deposits	1,705	2,235
Short-term borrowings	28	119
Long-term borrowings	1,060	1,062
Total interest expense	2,793	3,416
Net interest income	39,558	37,857
Provision (benefit) for credit losses	2,319	(1,981)
Net interest income after provision (benefit) for credit losses	37,239	39,838
Noninterest income:
Service charges on deposits	1,369	1,292
Insurance income	2,097	1,396
Card interchange income	1,952	1,958
Investment advisory	3,041	2,772
Company owned life insurance	833	657
Investments in limited partnerships	795	855
Loan servicing	109	97
Income from derivative instruments, net	519	1,875
Net (loss) gain on sale of loans held for sale	(91)	1,078
Net gain on investment securities	—	74
Net loss on other assets	—	(5)
Net loss on tax credit investments	(227)	(85)
Other	925	995
Total noninterest income	11,322	12,959
Noninterest expense:
Salaries and employee benefits	16,616	14,465
Occupancy and equipment	3,756	3,382
Professional services	1,656	1,895
Computer and data processing	3,979	3,121
Supplies and postage	541	484
FDIC assessments	513	765
Advertising and promotions	380	324
Amortization of intangibles	254	271
Other	2,440	2,033
Total noninterest expense	30,135	26,740
Income before income taxes	18,426	26,057
Income tax expense	3,443	5,347
Net income	$14,983	$20,710
Preferred stock dividends	365	365
Net income available to common shareholders	$14,618	$20,345
Earnings per common share (Note 4):
Basic	$0.94	$1.28
Diluted	$0.93	$1.27
Cash dividends declared per common share	$0.29	$0.27

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2022	2021
Net income	$14,983	$20,710
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	(55,773)	(14,402)
Hedging derivative instruments	1,838	1,564
Pension and post-retirement obligations	48	138
Total other comprehensive loss, net of tax	(53,887)	(12,700)
Comprehensive (loss) income	$(38,904)	$8,010

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2022 and 2021

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2021	$17,292	$161	$126,105	$384,007	$(13,207)	$(9,216)	$505,142
Comprehensive income:
Net income	—	—	—	14,983	—	—	14,983
Other comprehensive loss, net of tax	—	—	—	—	(53,887)	—	(53,887)
Purchases of common stock for treasury	—	—	—	—	—	(15,026)	(15,026)
Share-based compensation plans:
Share-based compensation	—	—	443	—	—	—	443
Restricted stock units released	—	—	(667)	—	—	667	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.29 per share	—	—	—	(4,444)	—	—	(4,444)
Balance at March 31, 2022	$17,292	$161	$125,881	$394,181	$(67,094)	$(23,575)	$446,846

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three months ended March 31, 2022 and 2021

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2020	$17,328	$161	$125,118	$324,850	$2,128	$(1,222)	$468,363
Comprehensive income:
Net income	—	—	—	20,710	—	—	20,710
Other comprehensive loss, net of tax	—	—	—	—	(12,700)	—	(12,700)
Common stock issued	—	—	3	—	—	298	301
Purchases of common stock for treasury	—	—	—	—	—	(5,963)	(5,963)
Purchases of 8.48% preferred stock	(6)	—	—	—	—	—	(6)
Share-based compensation plans:
Share-based compensation	—	—	216	—	—	—	216
Restricted stock units released	—	—	(446)	—	—	446	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.27 per share	—	—	—	(4,272)	—	—	(4,272)
Balance at March 31, 2021	$17,322	$161	$124,891	$340,923	$(10,572)	$(6,441)	$466,284

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$14,983	$20,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,918	1,950
Net amortization of premiums on securities	1,443	1,206
Provision (benefit) for credit losses	2,319	(1,981)
Share-based compensation	443	216
Deferred income tax expense	554	1,658
Proceeds from sale of loans held for sale	11,383	21,314
Originations of loans held for sale	(10,816)	(21,616)
Income on company owned life insurance	(833)	(657)
Net loss (gain) on sale of loans held for sale	91	(1,078)
Net gain on investment securities	—	(74)
Net loss on other assets	—	5
Noncash restructuring charges against assets	—	6
Decrease in other assets	1,083	12,818
Increase (decrease) in other liabilities	21,626	(14,172)
Net cash provided by operating activities	44,194	20,305
Cash flows from investing activities:
Purchases of available for sale securities	(50,669)	(204,695)
Proceeds (purchases) of held to maturity securities	17,882	(1,265)
Proceeds from principal payments, maturities and calls on available for sale securities	33,620	32,416
(Purchases) proceeds from principal payments, maturities and calls on held to maturity securities	(23,702)	16,783
Proceeds from sales of securities available for sale	—	26,675
Net loan originations	(54,999)	(60,135)
Purchases of company owned life insurance, net of proceeds received	(10)	(12)
Purchases of premises and equipment	(1,216)	(290)
Cash consideration paid for acquisition, net of cash acquired	—	(713)
Net cash used in investing activities	(79,094)	(191,236)
Cash flows from financing activities:
Net increase in deposits	175,842	437,647
Net decrease in short-term borrowings	(30,000)	(5,300)
Repurchase of preferred stock	—	(6)
Purchases of common stock for treasury	(15,026)	(5,963)
Cash dividends paid to common and preferred shareholders	(4,624)	(4,535)
Net cash provided by financing activities	126,192	421,843
Net increase in cash and cash equivalents	91,292	250,912
Cash and cash equivalents, beginning of period	79,112	93,878
Cash and cash equivalents, end of period	$170,404	$344,790

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Company provides diversified financial services through its subsidiaries, Five Star Bank, SDN Insurance Agency, LLC (“SDN”), Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank also has a commercial loan production office in Ellicott City (Baltimore), Maryland and indirect lending network relationships with franchised automobile dealers in the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients. Courier Capital and HNP Capital provide customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

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
•
Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. On December 27, 2020, the Consolidated Appropriations Act, 2021 provided approximately $284 billion for PPP loans in an additional round of funding under the program and extended the PPP through March 31, 2021. This additional round of PPP loan funding was authorized for first-time borrowers and for second draws by certain borrowers who previously received PPP loans. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extended the program to May 31, 2021.
•
Mortgage Forbearance - Under the CARES Act, a borrower with a federally backed mortgage loan that was experiencing financial hardship due to COVID-19 was able to request a forbearance until December 31, 2021.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of March 31, 2022, the Bank has helped more than 2,900 customers obtain more than $770 million in loans through the PPP and helped customers complete the forgiveness process for approximately $346 million of PPP loans.

The Company had $532.4 million of loans with modifications related to COVID-19 during 2020, with $6.4 million and $46.2 million still on deferral as of March 31, 2022 and December 31, 2021, respectively, and provided payment deferrals for approximately 6,600 borrowers, the majority being consumer indirect loan customers. Less than 1% of our loan customers have active payment deferrals as of March 31, 2022 as the majority of customers whose loans were subject to COVID-19 related deferrals have returned to making regular payments.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the three months ended March 31, 2022 and 2021(in thousands):

	2022	2021
Supplemental information:
Cash paid for interest	$4,623	$3,173
Cash (refunded) paid for income taxes	(441)	1,500
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	—	—
Accrued and declared unpaid dividends	4,809	4,637
Common stock issued for acquisition	—	301
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	—	449

Recent Accounting Pronouncements

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), who is responsible for regulating the London Interbank Offered Rate (“LIBOR”), announced its intention that it would no longer be necessary to persuade or compel its panel banks to submit LIBOR rates after December 31, 2021. On March 5, 2021, the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, released the results of its consultation on the cessation timeline for certain LIBOR tenors. In coordination with the IBA, the FCA also confirmed when certain LIBOR tenors will cease to exist. The results of the consultation indicated that certain LIBOR tenors (overnight, one-month, three-month, six-month, and twelve-month USD LIBOR) will be extended to June 30, 2023 to allow some legacy contracts that cannot be easily amended to mature on their current terms. Notwithstanding the extension of certain LIBOR tenors to 2023, banks may no longer offer new LIBOR-based contracts after December 31, 2021. Given that LIBOR is a widely used pricing index for loan and derivative contracts, a Company-wide initiative was introduced to assess all LIBOR exposures through the Company’s loan, deposit, borrowing and derivative categories, while developing a plan for the ultimate cessation of the index. In developing the transition plan, the Company has followed best practice recommendations from the Federal Reserve’s Alternative Reference Rate Committee, our third-party derivative advisor and the Internal Swaps and Derivatives Association. To date, the Company has identified the portion of loan notes that reference LIBOR, which are primarily representative of commercial relationships. Additionally, the Company has one designated derivative instrument that is utilized to hedge the LIBOR characteristic of a future dated borrowing (i.e. Federal Home Loan Bank Advance, Brokered Time Deposits, etc.). In 2015, the Company issued $40 million in fixed to floating rate subordinated notes that currently bear a fixed rate of interest at 6.00% until April 2025, when the rate converts to a floating rate equal to three-month LIBOR plus 3.944%; the indenture under which the notes were issued includes language allowing an alternate index to be applied in the event that LIBOR becomes unavailable at the floating rate determination date. At this time, no other borrowing or deposit relationships have been identified that utilize LIBOR as an index.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Standards Not Yet Effective

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures. The ASU updates the accounting and disclosure for troubled debt restructurings. ASU 2022-02 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those years, with an option to early adopt. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. The ASU expands the scope in which an entity can apply the portfolio layer method of hedge accounting, allowing for more consistent accounting for similar hedges. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

(2.) BUSINESS COMBINATIONS

2022 Activity – None

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

The Company incurred no restructuring charges during the three months ended March 31, 2022 and 2021.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table represents the changes in the restructuring reserve (in thousands):

	Three months ended March 31,
	2022	2021
Balance at beginning of period	$445	$1,245
Restructuring charges	—	—
Cash payments	(22)	(77)
Charges against assets	—	(6)
Balance at end of period	$423	$1,162

In contemplation of the transactions noted above, certain long-lived assets have met the held for sale criteria as of March 31, 2022. Long lived assets held for sale totaled $2.6 million as of March 31, 2022 and December 31, 2021.

(4.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended March 31,
	2022	2021
Net income available to common shareholders	$14,618	$20,345
Weighted average common shares outstanding:
Total shares issued	16,100	16,100
Unvested restricted stock awards	(5)	(6)
Treasury shares	(518)	(205)
Total basic weighted average common shares outstanding	15,577	15,889
Incremental shares from assumed:
Vesting of restricted stock awards	122	83
Total diluted weighted average common shares outstanding	15,699	15,972
Basic earnings per common share	$0.94	$1.28
Diluted earnings per common share	$0.93	$1.27

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive (in thousands):

	Three months ended March 31,
	2022	2021
Restricted stock awards	—	11
Total	—	11

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2022
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$30,798	$23	$1,516	$29,305
Mortgage-backed securities:
Federal National Mortgage Association	580,465	22	35,300	545,187
Federal Home Loan Mortgage Corporation	432,427	86	34,210	398,303
Government National Mortgage Association	119,219	7	7,616	111,610
Collateralized mortgage obligations:
Federal National Mortgage Association	14,068	—	1,265	12,803
Federal Home Loan Mortgage Corporation	23,722	—	1,959	21,763
Privately issued	—	391	—	391
Total mortgage-backed securities	1,169,901	506	80,350	1,090,057
Total available for sale securities	$1,200,699	$529	$81,866	$1,119,362
Securities held to maturity:
State and political subdivisions	$123,474	$231	$2,841	$120,864
Mortgage-backed securities:
Federal National Mortgage Association	8,910	45	110	8,845
Federal Home Loan Mortgage Corporation	8,345	—	670	7,675
Government National Mortgage Association	25,835	35	508	25,362
Collateralized mortgage obligations:
Federal National Mortgage Association	17,754	14	436	17,332
Federal Home Loan Mortgage Corporation	21,805	6	436	21,375
Government National Mortgage Association	5,056	1	143	4,914
Total mortgage-backed securities	87,705	101	2,303	85,503
Total held to maturity securities	211,179	$332	$5,144	$206,367
Allowance for credit losses - securities	(6)
Total held to maturity securities, net	$211,173
December 31, 2021
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$15,793	$195	$97	$15,891
Mortgage-backed securities:
Federal National Mortgage Association	576,163	6,565	5,242	577,486
Federal Home Loan Mortgage Corporation	430,010	952	6,435	424,527
Government National Mortgage Association	122,266	298	2,082	120,482
Collateralized mortgage obligations:
Federal National Mortgage Association	15,346	26	433	14,939
Federal Home Loan Mortgage Corporation	25,257	—	477	24,780
Privately issued	—	410	—	410
Total mortgage-backed securities	1,169,042	8,251	14,669	1,162,624
Total available for sale securities	$1,184,835	$8,446	$14,766	$1,178,515

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2021 (continued)
Securities held to maturity:
State and political subdivisions	$111,399	$2,412	$300	$113,511
Mortgage-backed securities:
Federal National Mortgage Association	9,275	411	—	9,686
Federal Home Loan Mortgage Corporation	8,706	137	144	8,699
Government National Mortgage Association	27,400	706	2	28,104
Collateralized mortgage obligations:
Federal National Mortgage Association	19,485	368	3	19,850
Federal Home Loan Mortgage Corporation	23,840	565	—	24,405
Government National Mortgage Association	5,481	84	—	5,565
Total mortgage-backed securities	94,187	2,271	149	96,309
Total held to maturity securities	205,586	$4,683	$449	$209,820
Allowance for credit losses - securities	(5)
Total held to maturity securities, net	$205,581

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $2.2 million and $2.1 million March 31, 2022 and December 31, 2021, respectively. For held to maturity (“HTM”) debt securities, AIR totaled $1.1 million and $696 thousand as of March 31, 2022 and December 31, 2021, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For each of the three months ended March 31, 2022 and 2021, credit loss expense (credit) for HTM investment securities was less than $1 thousand.

Investment securities with a total fair value of $1.02 billion and $637.6 million at March 31, 2022 and December 31, 2021, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Proceeds from sales	$—	$26,675
Gross realized gains	—	89
Gross realized losses	—	15

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2022 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$6,192	$6,213
Due from one to five years	92,170	91,021
Due after five years through ten years	160,564	153,197
Due after ten years	941,773	868,931
Total available for sale securities	$1,200,699	$1,119,362
Debt securities held to maturity:
Due in one year or less	$34,381	$34,462
Due from one to five years	64,649	64,564
Due after five years through ten years	21,192	20,350
Due after ten years	90,957	86,991
Total held to maturity securities	$211,179	$206,367

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2022
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$23,019	$1,516	$—	$—	$23,019	$1,516
Mortgage-backed securities:
Federal National Mortgage Association	434,253	24,072	107,806	11,228	542,059	35,300
Federal Home Loan Mortgage Corporation	232,939	18,040	156,206	16,170	389,145	34,210
Government National Mortgage Association	84,325	5,604	27,061	2,012	111,386	7,616
Collateralized mortgage obligations:
Federal National Mortgage Association	6,968	538	5,835	727	12,803	1,265
Federal Home Loan Mortgage Corporation	21,763	1,959	—	—	21,763	1,959
Total mortgage-backed securities	780,248	50,213	296,908	30,137	1,077,156	80,350
Total available for sale securities	803,267	51,729	296,908	30,137	1,100,175	81,866
Total temporarily impaired securities	$803,267	$51,729	$296,908	$30,137	$1,100,175	$81,866
December 31, 2021
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$9,438	$97	$—	$—	$9,438	$97
Mortgage-backed securities:
Federal National Mortgage Association	333,489	3,597	61,249	1,645	394,738	5,242
Federal Home Loan Mortgage Corporation	283,965	3,353	110,931	3,082	394,896	6,435
Government National Mortgage Association	108,448	2,082	—	—	108,448	2,082
Collateralized mortgage obligations:
Federal National Mortgage Association	13,364	433	—	—	13,364	433
Federal Home Loan Mortgage Corporation	24,780	477	—	—	24,780	477
Total mortgage-backed securities	764,046	9,942	172,180	4,727	936,226	14,669
Total available for sale securities	773,484	10,039	172,180	4,727	945,664	14,766
Total temporarily impaired securities	$773,484	$10,039	$172,180	$4,727	$945,664	$14,766

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

The total number of securities positions in the investment portfolio in an unrealized loss position at March 31, 2022 was 394 compared to 116 at December 31, 2021. At March 31, 2022, the Company had positions in 50 investment securities with a fair value of $296.9 million and a total unrealized loss of $30.1 million that has been in a continuous unrealized loss position for more than 12 months. At March 31, 2022, there were a total of 344 securities positions in the Company’s investment portfolio with a fair value of $803.3 million and a total unrealized loss of $51.7 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2021, the Company had a position in 28 investment securities with a fair value of $172.2 million and a total unrealized loss of $4.7 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2021, there were a total of 88 securities positions in the Company’s investment portfolio with a fair value of $773.5 million and a total unrealized loss of $10.0 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of March 31, 2022 and December 31, 2021, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of March 31, 2022, $117.5 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $6.0 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2021, $105.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $5.8 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating.

As of March 31, 2022 and December 31, 2021, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
March 31, 2022
Commercial business	$625,238	$(97)	$625,141
Commercial mortgage	1,437,341	(2,582)	1,434,759
Residential real estate loans	561,208	13,687	574,895
Residential real estate lines	73,809	3,051	76,860
Consumer indirect	970,919	36,485	1,007,404
Other consumer	14,473	116	14,589
Total	$3,682,988	$50,660	3,733,648
Allowance for credit losses - loans			(40,966)
Total loans, net			$3,692,682
December 31, 2021
Commercial business	$639,368	$(1,075)	$638,293
Commercial mortgage	1,415,486	(2,698)	1,412,788
Residential real estate loans	563,579	13,720	577,299
Residential real estate lines	75,515	3,016	78,531
Consumer indirect	923,052	34,996	958,048
Other consumer	14,355	122	14,477
Total	$3,631,355	$48,081	3,679,436
Allowance for credit losses - loans			(39,676)
Total loans, net			$3,639,760

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $5.5 million and $6.2 million as of March 31, 2022 and December 31, 2021, respectively.

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act established the PPP, an expansion of the SBA’s 7(a) loan program and the EIDL, administered directly by the SBA. The Company had $32.6 million and $57.5 million of PPP loans (included in Commercial business above) as of March 31, 2022 and December 31, 2021, respectively. In addition, the CARES Act provides that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Accordingly, the Company had $532.4 million of loans with modifications related to COVID-19 during 2020, with $6.4 million and $46.2 million still on deferral as of March 31, 2022 and December 31, 2021, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2022 and December 31, 2021, AIR for loans totaled $12.6 million and $12.7 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
March 31, 2022
Commercial business	$762	$13	$491	$1,266	$499	$623,473	$625,238	$459
Commercial mortgage	11,286	—	—	11,286	3,838	1,422,217	1,437,341	3,778
Residential real estate loans	919	37	—	956	2,878	557,374	561,208	2,878
Residential real estate lines	73	15	—	88	128	73,593	73,809	128
Consumer indirect	5,348	1,526	—	6,874	1,771	962,274	970,919	1,771
Other consumer	100	7	2	109	10	14,354	14,473	10
Total loans, gross	$18,488	$1,598	$493	$20,579	$9,124	$3,653,285	$3,682,988	$9,024
December 31, 2021
Commercial business	$659	$34	$797	$1,490	$602	$637,276	$639,368	$477
Commercial mortgage	69	—	—	69	6,414	1,409,003	1,415,486	781
Residential real estate loans	1,148	141	—	1,289	2,373	559,917	563,579	2,373
Residential real estate lines	18	3	—	21	200	75,294	75,515	200
Consumer indirect	5,706	770	—	6,476	1,780	914,796	923,052	1,780
Other consumer	121	1	—	122	-	14,233	14,355	-
Total loans, gross	$7,721	$949	$797	$9,467	$11,369	$3,610,519	$3,631,355	$5,611

The Company had $380 thousand and $797 thousand of PPP loans greater than 90 days past due and still accruing interest (included in Commercial business above) as of March 31, 2022 and December 31, 2021, respectively. Repayment of PPP loans is 100% secured by guarantees from the SBA.

There were $2 thousand and less than $1 thousand in consumer overdrafts which were past due greater than 90 days as of March 31, 2022 and December 31, 2021, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2022 and 2021. Estimated interest income of $161 thousand and $142 for the three months ended March 31, 2022 and 2021, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

There were no loans modified as a TDR during the three months ended March 31, 2022 and 2021. There were no loans modified as a TDR within the previous 12 months that defaulted during the three months ended March 31, 2022 and 2021. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured in a troubled debt restructuring and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. Collateral dependent loans at March 31, 2022 and December 31, 2021 included certain criticized COVID-19 bridge loans not otherwise classified as nonaccrual. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of March 31, 2022 and December 31, 2021 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
March 31, 2022
Commercial business	$220	$984	$1,204	$1,044
Commercial mortgage	—	35,236	35,236	3,650
Total	$220	$36,220	$36,440	$4,694

December 31, 2021
Commercial business	$326	$993	$1,319	$1,055
Commercial mortgage	—	37,936	37,936	4,716
Total	$326	$38,929	$39,255	$5,771

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2022
Commercial Business
Uncriticized	$24,519	$128,347	$88,856	$75,146	$40,051	$35,565	$225,544	$—	$618,028
Special mention	—	39	55	152	66	994	1,487	—	2,793
Substandard	—	42	168	134	608	453	2,915	—	4,320
Doubtful	—	—	—	—	—	—	—	—	—
Total	$24,519	$128,428	$89,079	$75,432	$40,725	$37,012	$229,946	$—	$625,141
Commercial Mortgage
Uncriticized	$70,550	$361,901	$327,340	$175,565	$128,402	$264,718	$3,688	$—	$1,332,164
Special mention	14,940	495	2,321	14,625	12,524	35,177	—	—	80,082
Substandard	2,862	1,249	181	86	9,981	8,154	—	—	22,513
Doubtful	—	—	—	—	—	—	—	—	—
Total	$88,352	$363,645	$329,842	$190,276	$150,907	$308,049	$3,688	$—	$1,434,759

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2021
Commercial Business
Uncriticized	$141,925	$91,338	$68,433	$42,631	$24,847	$12,033	$248,338	$—	$629,545
Special mention	—	132	166	44	180	1,344	1,993	—	3,859
Substandard	45	256	169	745	415	49	3,210	—	4,889
Doubtful	—	—	—	—	—	—	—	—	—
Total	$141,970	$91,726	$68,768	$43,420	$25,442	$13,426	$253,541	$—	$638,293
Commercial Mortgage
Uncriticized	$342,483	$339,988	$176,753	$147,247	$128,381	$167,739	$3,712	$—	$1,306,303
Special mention	11,184	2,450	29,759	2,344	8,269	27,635	—	—	81,641
Substandard	1,001	77	2,950	11,607	3,209	6,000	—	—	24,844
Doubtful	—	—	—	—	—	—	—	—	—
Total	$354,668	$342,515	$209,462	$161,198	$139,859	$201,374	$3,712	$—	$1,412,788

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2022
Residential Real Estate Loans
Performing	$18,887	$91,758	$127,171	$83,004	$61,876	$189,321	$—	$—	$572,017
Nonperforming	—	79	164	482	574	1,579	—	—	2,878
Total	$18,887	$91,837	$127,335	$83,486	$62,450	$190,900	$—	$—	$574,895
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$69,005	$7,727	$76,732
Nonperforming	—	—	—	—	—	—	37	91	128
Total	$—	$—	$—	$—	$—	$—	$69,042	$7,818	$76,860
Consumer Indirect
Performing	$147,648	$432,445	$185,779	$106,725	$77,069	$55,967	$—	$—	$1,005,633
Nonperforming	—	688	430	359	191	103	—	—	1,771
Total	$147,648	$433,133	$186,209	$107,084	$77,260	$56,070	$—	$—	$1,007,404
Other Consumer
Performing	$1,662	$3,939	$3,251	$1,393	$599	$902	$2,831	$—	$14,577
Nonperforming	—	12	—	—	—	—	—	—	12
Total	$1,662	$3,951	$3,251	$1,393	$599	$902	$2,831	$—	$14,589

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2021
Residential Real Estate Loans
Performing	$92,620	$129,240	$85,876	$65,866	$50,932	$150,392	$—	$—	$574,926
Nonperforming	79	55	225	557	899	558	—	—	2,373
Total	$92,699	$129,295	$86,101	$66,423	$51,831	$150,950	$—	$—	$577,299
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$70,521	$7,810	$78,331
Nonperforming	—	—	—	—	—	—	39	161	200
Total	$—	$—	$—	$—	$—	$—	$70,560	$7,971	$78,531
Consumer Indirect
Performing	$452,601	$206,472	$122,849	$90,998	$51,598	$31,750	$—	$—	$956,268
Nonperforming	417	515	436	230	136	46	—	—	1,780
Total	$453,018	$206,987	$123,285	$91,228	$51,734	$31,796	$—	$—	$958,048
Other Consumer
Performing	$4,422	$3,738	$1,681	$763	$280	$1,044	$2,549	$—	$14,477
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$4,422	$3,738	$1,681	$763	$280	$1,044	$2,549	$—	$14,477

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Allowance for Credit Losses - Loans

The following table sets forth the changes in the allowance for credit losses - loans for the three months ended March 31, 2022 and 2021 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
March 31, 2022
Allowance for credit losses - loans:
Beginning balance	$11,099	$14,777	$1,604	$379	$11,611	$206	$39,676
Charge-offs	(51)	—	—	—	(2,486)	(376)	(2,913)
Recoveries	88	1	5	5	1,936	91	2,126
(Benefit) provision	(1,015)	(1,032)	243	41	3,507	333	2,077
Ending balance	$10,121	$13,746	$1,852	$425	$14,568	$254	$40,966

March 31, 2021
Allowance for credit losses - loans:
Beginning balance	$13,580	$21,763	$3,924	$674	$12,165	$314	$52,420
Charge-offs	(86)	(203)	(11)	(70)	(2,413)	(81)	(2,864)
Recoveries	238	—	5	—	1,670	64	1,977
(Benefit) provision	(1,062)	1,112	(809)	(122)	(865)	41	(1,705)
Ending balance	$12,670	$22,672	$3,109	$482	$10,557	$338	$49,828

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

Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, potentially resulting in higher potential losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral securing the loan. Economic events, including the impact of the COVID-19 pandemic on influencing the ability of the tenants to pay rent at these properties, or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties.

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

Consumer indirect and other consumer loans may entail greater credit risk than residential mortgage loans and home equities, particularly in the case of other consumer loans which are unsecured or, in the case of indirect consumer loans, secured by depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by inflation and adverse personal circumstances such as job loss, illness or personal bankruptcy, including the heightened risk that such circumstances may arise as a result of the COVID-19 pandemic. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

(7.) LEASES

ASC 842, Leases (“ASC 842”), establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. The Company is obligated under a number of non-cancellable operating lease agreements for land, buildings and equipment with terms, including renewal options reasonably certain to be exercised, extending through 2061. One building lease was subleased with terms that extended through December 31, 2022.

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		March 31,	December 31,
	Balance Sheet Location	2022	2021
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$27,143	$27,063
Accumulated amortization	Other assets	(5,446)	(4,993)
Net book value		$21,697	$22,070

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$23,529	$23,867

The weighted average remaining lease term for operating leases was 24.0 years at March 31, 2022 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.71%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table represents lease costs and other lease information:

	Three months ended March 31,
	2022	2021
Lease costs:
Operating lease costs	$668	$680
Variable lease costs (1)	113	98
Sublease income	(12)	(11)
Net lease costs	$769	$767

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$643	$661
Right of use assets obtained in exchange for new operating lease liabilities	$90	$864

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at March 31, 2022 (in thousands):

Twelve months ended March 31(1),
2023	$1,635
2024	1,769
2025	1,456
2026	1,382
2027	1,302
Thereafter	29,576
Total future minimum operating lease payments	37,120
Amounts representing interest	(13,591)
Present value of net future minimum operating lease payments	$23,529

(1)
Operating lease payments exclude $14.5 million of future minimum lease payments for leases signed but not yet commenced.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $67.1 million as of both March 31, 2022 and December 31, 2021. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	All Other (1)	Total
Balance, December 31, 2021	$48,536	$18,535	$67,071
Acquisitions	—	—	—
Balance, March 31, 2022	$48,536	$18,535	$67,071

(1) All Other includes the SDN, Courier Capital and HNP Capital reporting units

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,041)	(2,039)
Net book value	$1	$3

Other intangibles:
Gross carrying amount	$14,545	$14,545
Accumulated amortization	(7,471)	(7,219)
Net book value	$7,074	$7,326

Amortization expense for total other intangible assets was $254 thousand and $271 thousand for the three months ended March 31, 2022 and 2021. As of March 31, 2022, the estimated amortization expense of other intangible assets for the remainder of 2022 and each of the next five years is as follows (in thousands):

2022 (remainder of year)	$731
2023	910
2024	838
2025	766
2026	694
2027	623

(9.) OTHER ASSETS

A summary of other assets as of the dates indicated are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Operating lease right of use assets	$21,697	$22,070
Tax credit investments	55,763	57,010
Derivative instruments	25,192	16,504
Collateral on derivative instruments	—	4,640
Other	89,678	72,976
Total other assets	$192,330	$173,200

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the first three months of 2022 and in 2021, such derivatives were used to hedge the variable cash flows associated with short-term borrowings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months. As of March 31, 2022, the Company had one outstanding forward starting interest rate derivative with a notional value of $50.0 million that was designated as a cash flow hedge of interest rate risk. The derivative becomes effective in April 2022.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $561 thousand will be reclassified as a decrease to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of March 31, 2022 and December 31, 2021 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	March 31, 2022	December 31, 2021	sheet line item	March 31, 2022	December 31, 2021	sheet line item	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Cash flow hedges	$50,000	$50,000	Other assets	$4,031	$1,559	Other liabilities	$—	$—
Total derivatives	$50,000	$50,000		$4,031	$1,559		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	869,706	820,693	Other assets	21,010	14,702	Other liabilities	21,015	14,708
Credit contracts	105,692	106,671	Other assets	—	—	Other liabilities	—	1
Mortgage banking	11,257	18,199	Other assets	151	243	Other liabilities	155	4
Total derivatives	$986,655	$945,563		$21,161	$14,945		$21,170	$14,713

(1)
The Company has posted collateral of $21.8 million against its net obligations under these contracts at March 31, 2022, and secured its net obligations under these contracts with $4.0 million in cash at December 31, 2021.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2022 and 2021 (in thousands):

		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended March 31,
Undesignated derivatives	recognized in income	2022	2021
Interest rate swaps	Income from derivative instruments, net	762	1,772
Credit contracts	Income from derivative instruments, net	—	48
Mortgage banking	Income from derivative instruments, net	(243)	55
Total undesignated		$519	$1,875

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three months ended March 31, 2022 and 2021:

	Outstanding	Treasury	Issued
2022
Shares at December 31, 2021	15,745,453	354,103	16,099,556
Restricted stock units released	23,271	(23,271)	—
Treasury stock purchases	(469,647)	469,647	—
Shares at March 31, 2022	15,299,077	800,479	16,099,556

2021
Shares at December 31, 2020	16,041,926	57,630	16,099,556
Shares issued for Landmark Group acquisition	12,831	(12,831)	—
Restricted stock units released	18,819	(18,819)	—
Treasury stock purchases	(244,677)	244,677	—
Shares at March 31, 2021	15,828,899	270,657	16,099,556

Share Repurchase Program

In November 2020, the Company’s Board of Directors authorized a share repurchase program for up to 801,879 shares of common stock. Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. 461,191 shares were repurchased at an average price of $31.99 during the three months ended March 31, 2022. 238,439 shares were repurchased under this program during the three months ended March 31, 2021 and 340,688 shares were repurchased during the year ended December 31, 2021. As of March 31, 2022, there were no shares remaining for repurchase under the repurchase program.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2022
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(75,017)	$(19,221)	$(55,796)
Reclassification adjustment for net gains included in net income (1)	31	8	23
Total securities available for sale and transferred securities	(74,986)	(19,213)	(55,773)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	2,471	633	1,838
Pension and post-retirement obligations:
Amortization of prior service credit included in income	—	—	—
Amortization of net actuarial loss included in income	64	16	48
Total pension and post-retirement obligations	64	16	48
Other comprehensive loss	$(72,451)	$(18,564)	$(53,887)
March 31, 2021
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(19,362)	$(4,961)	$(14,401)
Reclassification adjustment for net gains included in net income (1)	(1)	—	(1)
Total securities available for sale and transferred securities	(19,363)	(4,961)	(14,402)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	2,103	539	1,564
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(1)	—	(1)
Amortization of net actuarial loss included in income	186	47	139
Total pension and post-retirement obligations	185	47	138
Other comprehensive loss	$(17,075)	$(4,375)	$(12,700)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
March 31, 2022
Balance at beginning of period	$1,160	$(4,971)	$(9,396)	$(13,207)
Other comprehensive income (loss) before reclassifications	1,838	(55,796)	—	(53,958)
Amounts reclassified from accumulated other comprehensive income (loss)	—	23	48	71
Net current period other comprehensive income (loss)	1,838	(55,773)	48	(53,887)
Balance at end of period	$2,998	$(60,744)	$(9,348)	$(67,094)

March 31, 2021
Balance at beginning of period	$(316)	$14,743	$(12,299)	$2,128
Other comprehensive income before reclassifications	1,564	(14,401)	—	(12,837)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1)	138	137
Net current period other comprehensive income (loss)	1,564	(14,402)	138	(12,700)
Balance at end of period	$1,248	$341	$(12,161)	$(10,572)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	March 31,
	2022	2021
Realized gain (loss) on sale of investment securities	$—	$74	Net gain on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(31)	(73)	Interest income
	(31)	1	Total before tax
	8	—	Income tax expense
	(23)	1	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	—	1	Salaries and employee benefits
Net actuarial losses (1)	(64)	(186)	Salaries and employee benefits
	(64)	(185)	Total before tax
	16	47	Income tax benefit
	(48)	(138)	Net of tax
Total reclassified for the period	$(71)	$(137)

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

The Amended and Restated 2015 Long-Term Incentive Plan uses metrics that measure the Company's performance on a relative basis against a peer group, which was defined as the SNL Small Cap Bank & Thrift Index. The SNL Small Cap Bank & Thrift Index was discontinued August 7, 2021 and was replaced with the S&P U.S. SmallCap Banks Index. As the award agreements do not contain successor language pertaining to the removal or modification of an index, the MD&C Committee approved the application of the survivorship peer group with the S&P U.S. SmallCap Banks Index used as the basis for measuring relative performance of existing awards.

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below during the three months ended March 31, 2022.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	79,140	$29.35
PSUs	29,324	29.35

The grant-date fair value for the RSUs and PSUs granted during the three months ended March 31, 2022 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The Company awarded grants of PSUs to certain members of management during the three months ended March 31, 2022. Fifty percent of shares subject to each grant that ultimately vest are contingent on achieving specified return on average equity (“ROAE”) targets relative to the market index the MD&C Committee has selected as a peer group for this purpose. These shares will be earned based on the Company’s achievement of a relative ROAE performance requirement, on a percentile basis, compared to the market index over a three-year performance period ending March 16, 2025. The shares earned based on the achievement of the ROAE performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient's continuous service to the Company. The remaining fifty percent of the PSUs that ultimately vest are contingent upon achievement of an average return on average assets ("ROAA") performance requirement over a three-year performance period ending March 16, 2025. The shares earned based on the achievement of the ROAA performance requirement, if any, will vest of the third anniversary of the grant date assuming the recipient's continuous service to the Company. If earned at target level, members of management will receive up to 29,324 shares of our common stock in the aggregate.

The grant-date fair values for both the ROAE and the ROAA portions of PSUs granted during the three months ended March 31, 2022 are equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The following is a summary of restricted stock awards and restricted stock units activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	195,990	$26.56
Granted	111,593	29.35
Vested	(23,225)	27.38
Forfeited	(2,170)	26.66
Outstanding at end of period	282,188	$27.63

At March 31, 2022, there was $5.3 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.48 years.

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

	Three months ended March 31,
	2022	2021
Salaries and employee benefits	$406	$188
Other noninterest expense	37	28
Total share-based compensation expense	$443	$216

(14.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Service cost	$872	$1,049
Interest cost on projected benefit obligation	647	551
Expected return on plan assets	(1,141)	(1,306)
Amortization of unrecognized prior service credit	—	(1)
Amortization of unrecognized net actuarial loss	65	186
Net periodic benefit expense	$443	$479

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

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Commitments to extend credit	$973,487	$936,298
Standby letters of credit	16,965	24,913

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

Unfunded Commitments

At March 31, 2022 and December 31, 2021, the allowance for credit losses for unfunded commitments totaled $2.0 million and $1.8 million, respectively, and was included in other liabilities on the Company's consolidated statements of financial condition. For the three months ended March 31, 2022 and 2021, credit loss expense (benefit) for unfunded commitments was $241 thousand and $(276) thousand, respectively.

Contingent Liabilities and Litigation

In the ordinary course of business, there are various threatened and pending legal proceedings against the Company. Management believes that the aggregate liability, if any, arising from such litigation, except for the matter described below, would not have a material adverse effect on the Company’s consolidated financial statements.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 10, 2022 and as disclosed in Part II, Item 1 of this Quarterly Report on Form 10-Q, the Company is party to an action filed against it on May 16, 2017 by Matthew L. Chipego, Charlene Mowry, Constance C. Churchill and Joseph W. Ewing in the Court of Common Pleas in Philadelphia, Pennsylvania. Plaintiffs sought class certification to represent classes of consumers in New York and Pennsylvania along with statutory damages, interest and declaratory relief. The plaintiffs sought to represent a putative class of consumers who are alleged to have obtained direct or indirect financing from the Company for the purchase of vehicles that the Company later repossessed. The plaintiffs specifically claim that the notices the Bank sent to defaulting consumers after their vehicles were repossessed did not comply with the relevant portions of the Uniform Commercial Code in New York and Pennsylvania. The Company disputes and believes it has meritorious defenses against these claims and plan to vigorously defend itself.

On September 30, 2021, the Court granted plaintiffs’ motion for class certification and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). There are approximately 5,200 members in the New York classes and 300 members in the Pennsylvania classes. The Company is currently awaiting a ruling from the Superior Court of Pennsylvania on its motion seeking permission to appeal the denial of its motion to dismiss the action for lack of standing. On February 8, 2022, plaintiffs filed a motion for partial summary judgement for most of the relief they seek. The Company filed a cross motion for summary judgement seeking the dismissal of a portion of the class and sought an offset in the form of recoupment which reduces any liability that may be imposed against the Company by the amounts that the borrowers owe to the Bank for failing to repay their motor vehicle loans. At this time, the briefing on the motions for partial summary judgment is complete and the Court has indicated a hearing could be held as early as June of 2022 on the motions, although no date has been set. Through a Case Management Order dated February 10, 2022, the trial court directed, amount other things, that discovery be completed by October 3, 2022, pre-trial motions be submitted by November 21, 2022, and that the case be ready for trial on March 6, 2023. The Company has not accrued a contingent liability for this matter at this time because, given its defenses, it is unable to conclude whether a liability is reasonably probable to occur nor is it able to currently reasonably estimate the amount of potential loss.

If the Company settles these claims or the action is not resolved in its favor, the Company may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by its existing insurance policies. The Company can provide no assurances that its insurer will insure the legal costs, settlements or judgments it incurs in excess of its deductible. If the Company is unsuccessful in defending itself from these claims or if its insurer does not insure the Company against legal costs it incurs in excess of its deductible, the result may materially adversely affect the Company's business, results of operations and financial condition.

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

Long-lived assets held for sale: The fair value of the long-lived assets held for sale was based on estimated market prices from independently prepared current appraisals and are classified as Level 3 in the fair value hierarchy.

Loan servicing rights: Loan servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions used in the discounted cash flow model are those that management believes market participants would use in estimating future net servicing income, including estimates of loan prepayment rates, servicing costs, ancillary income, impound account balances, and discount rates. The significant unobservable inputs used in the fair value measurement of the Company’s loan servicing rights are the constant prepayment rates and weighted average discount rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the constant prepayment rate and the discount rate are not directly interrelated, they will generally move in opposite directions. Loan servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2022
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$29,305	$—	$29,305
Mortgage-backed securities	—	1,090,057	—	1,090,057
Other assets:
Hedging derivative instruments	—	4,031	—	4,031
Fair value adjusted through comprehensive income	$—	$1,123,393	$—	$1,123,393
Other assets:
Derivative instruments - interest rate swaps	—	21,010	—	21,010
Derivative instruments - credit contracts	—	—	—	-
Derivative instruments - mortgage banking	—	151	—	151
Other liabilities:
Derivative instruments - interest rate swaps	—	(21,015)	—	(21,015)
Derivative instruments - credit contracts	—	—	—	-
Derivative instruments - mortgage banking	—	(155)	—	(155)
Fair value adjusted through net income	$—	$(9)	$—	$(9)
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$5,544	$—	$5,544
Collateral dependent loans	—	—	31,746	31,746
Other assets:
Long-lived assets held for sale	—	—	2,560	2,560
Loan servicing rights	—	—	1,504	1,504
Total	$—	$5,544	$35,810	$41,354

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2022. There were no liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2022.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(16.) FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$15,891	$—	$15,891
Mortgage-backed securities	—	1,162,624	—	1,162,624
Other assets:
Hedging derivative instruments	—	1,559	—	1,559
Fair value adjusted through comprehensive income	$—	$1,180,074	$—	$1,180,074
Other assets:
Derivative instruments – interest rate products	$—	$14,702	$—	$14,702
Derivative instruments – credit contracts	—	—	—	—
Derivative instruments – mortgage banking	—	243	—	243
Other liabilities:
Derivative instruments – interest rate products	—	(14,708)	—	(14,708)
Derivative instruments – credit contracts	—	(1)	—	(1)
Derivative instruments – mortgage banking	—	(4)	—	(4)
Fair value adjusted through net income	$—	$232	$—	$232
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$6,202	$—	$6,202
Collateral dependent loans	—	—	33,484	33,484
Other assets:
Long-lived assets held for sale	—	—	2,560	2,560
Loan servicing rights	—	—	1,517	1,517
Other real estate owned	—	—	—	—
Total	$—	$6,202	$37,561	$43,763

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2022 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$31,746	Appraisal of collateral (1)	Appraisal adjustments (2)	24.7% (3) / 0 - 45%
Loan servicing rights	$1,504	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	14.4% (3)
Long-lived assets held for sale	$2,560	Appraisal of collateral (1)	Appraisal adjustments (2)	11-40%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(16.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended March 31, 2022 and 2021.

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

	Level in	March 31, 2022		December 31, 2021
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$170,404	$170,404	$79,112	$79,112
Securities available for sale	Level 2	1,119,362	1,119,362	1,178,515	1,178,515
Securities held to maturity, net	Level 2	211,173	206,367	205,581	209,820
Loans held for sale	Level 2	5,544	5,544	6,202	6,202
Loans	Level 2	3,660,936	3,661,983	3,606,276	3,642,351
Loans (1)	Level 3	31,746	31,746	33,484	33,484
Long-lived assets held for sale	Level 3	2,560	2,560	2,560	2,560
Accrued interest receivable	Level 1	16,004	16,004	15,482	15,482
Derivative instruments – cash flow hedges	Level 2	4,031	4,031	1,559	1,559
Derivative instruments – interest rate products	Level 2	21,010	21,010	14,702	14,702
Derivative instruments – credit contracts	Level 2	—	—	—	—
Derivative instruments – mortgage banking	Level 2	151	151	243	243
FHLB and FRB stock	Level 2	9,457	9,457	10,770	10,770
Financial liabilities:
Non-maturity deposits	Level 1	4,085,737	4,085,737	3,905,136	3,905,136
Time deposits	Level 2	917,195	912,674	921,954	920,699
Short-term borrowings	Level 1	—	—	30,000	30,000
Long-term borrowings	Level 2	73,989	73,535	73,911	77,792
Accrued interest payable	Level 1	2,794	2,794	2,147	2,147
Derivative instruments – cash flow hedges	Level 2	—	—	—	—
Derivative instruments – interest rate products	Level 2	21,016	21,016	14,708	14,708
Derivative instruments – credit contracts	Level 2	—	—	1	1
Derivative instruments – mortgage banking	Level 2	155	155	4	4

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	All Other	Consolidated Totals
March 31, 2022
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	1	7,074	7,075
Total assets	5,591,501	38,997	5,630,498
December 31, 2021
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	3	7,326	7,329
Total assets	5,481,889	38,890	5,520,779

	Banking	All Other (1)	Consolidated Totals
Three months ended March 31, 2022
Net interest income (expense)	$40,618	$(1,060)	$39,558
Provision for credit losses	(2,319)	—	(2,319)
Noninterest income	6,627	4,695	11,322
Noninterest expense	(25,872)	(4,263)	(30,135)
Income (loss) before income taxes	19,054	(628)	18,426
Income tax (expense) benefit	(3,636)	193	(3,443)
Net income (loss)	$15,418	$(435)	$14,983

(1) Reflects activity from the acquisitions of assets of Landmark since February 1, 2021 (the date of acquisition) and North Woods since August 2, 2021 (the date of acquisition).

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(17.) SEGMENT REPORTING (Continued)

	Banking	All Other (1)	Consolidated Totals
Three months ended March 31, 2021
Net interest income (expense)	$38,918	$(1,061)	$37,857
Benefit for credit losses	1,981	—	1,981
Noninterest income	9,275	3,684	12,959
Noninterest expense	(22,633)	(4,107)	(26,740)
Income (loss) before income taxes	$27,541	$(1,484)	$26,057
Income tax (expense) benefit	(6,035)	688	(5,347)
Net income (loss)	$21,506	$(796)	$20,710

(1) Reflects activity from the acquisitions of assets of Landmark since February 1, 2021 (the date of acquisition).

MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

•
The COVID-19 pandemic, and governmental and individual efforts to address the pandemic have introduced volatility into the U.S. and global economy which has and may continue to adversely affect our business, financial condition and results of operations;
•
Changes in our operations in response to the COVID-19 pandemic have exposed us to additional risks;
•
The impact of macroeconomic pressures including inflation, supply chain issues, and geopolitical risks associated with the Russia-Ukraine conflict;
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
•
Legal and regulatory proceedings and related matters, such as the action brought by a class of consumers against us as described in Part II, Item 1, “Legal Proceedings,” could adversely affect us and the banking industry in general;
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

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
•
Negative public opinion could damage our reputation and impact business operations and revenues;
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

GENERAL

The Parent is a financial holding company headquartered in New York State, providing diversified financial services through its operating subsidiaries, Five Star Bank (the “Bank”), SDN Insurance Agency, LLC (“SDN”), Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York-chartered banking subsidiary, the Bank. The Bank also has a commercial loan production office in Ellicott City (Baltimore), Maryland, and our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients. Courier Capital and HNP Capital provide customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans.

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

EXECUTIVE OVERVIEW

Summary of 2022 First Quarter Results

Net income decreased $5.7 million to $15.0 million for the first quarter of 2022 compared to $20.7 million for the first quarter of 2021. Net income available to common shareholders for the first quarter of 2022 was $14.6 million, or $0.93 per diluted share, compared with $20.3 million, or $1.27 per diluted share, for the first quarter of 2021. Return on average common equity was 12.49% and return on average assets was 1.09% for the first quarter of 2022 compared to 18.28% and 1.66%, respectively, for the first quarter of 2021.

The decrease in net income for the first quarter of 2022 reflected a $2.3 million provision for credit losses as compared to a benefit of $2.0 million in the first quarter of 2021. Loan loss provision returned to a more normalized level in the first quarter of 2022 due to the impact of qualitative factors reflecting economic uncertainty associated with higher interest rates and global political unrest, partially offset by lower net charge-offs, national unemployment trends and a reduction in overall specific reserve levels. In addition, revenue related to Paycheck Protection Program ("PPP") loans was $2.5 million lower in the first quarter of 2022 than the first quarter of 2021. PPP loan balances are significantly lower in 2022 as a result of loan forgiveness.

Net interest income totaled $39.6 million in the first quarter of 2022 up from $37.9 million in the first quarter of 2021. The increase was primarily the result of a $505.4 million increase in average investment securities, partially offset by lower interest expense on deposits, primarily the result of continued repricing of time deposits at lower rates throughout 2021 and into 2022.

The provision for credit losses - loans was $2.1 million in the first quarter of 2022 compared to a benefit of $1.7 million in the first quarter of 2021. Net charge-offs during the recent quarter were $787 thousand compared to $887 thousand in the first quarter of 2021. Net charge-offs expressed as an annualized percentage of average loans outstanding was 0.09% during the first quarter of 2021 compared to 0.10% during the first quarter of 2021. See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision (benefit) for credit losses - loans and net charge-offs.

Noninterest income totaled $11.3 million in the first quarter of 2022, compared to $13.0 million in the first quarter of 2021. The decrease in noninterest income for the first quarter of 2022 was primarily due to decreases in income from derivative instruments, net, and net (loss) gain on sale of loans held for sale, partially offset by increases in insurance income and investment advisory income. Income from derivative instruments, net was $1.4 million lower than the first quarter of 2021. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed during the quarter combined with the impact of changes in the fair market value of borrower-facing trades. Net loss (gain) on sale of loans held for sale was $1.2 million lower than the first quarter of 2021, primarily as a result of the current fair market value of pipeline commitments, negatively impacted by interest rate changes. Sale volume and margin were at historically high levels in the first quarter of 2021, driven by mortgage refinancing activity. The increase in insurance income of $701 thousand from the first quarter of 2021 was driven by the two 2021 bolt on acquisitions (North Woods in August 2021 and Landmark in February 2021), growth in the legacy SDN business, including the impact of increasing insurance premiums, and higher contingent revenues in 2022. The increase in investment advisory income of $269 thousand was primarily due to an increase in assets under management driven by a combination of market gains, new customer accounts and contributions to existing accounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest expense totaled $30.1 million in the first quarter of 2022, compared to $26.7 million in the first quarter of 2021. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits expense, computer and data processing expense and occupancy and equipment expense. The increase in salaries and employee benefits was primarily the result of investments in personnel, the impact of 2021 acquisitions and higher incentive compensation and commissions. Computer and data processing expense increased as a result of our strategic investment in technology, including digital banking initiatives and a customer relationship management solution across all business lines. The increase in occupancy and equipment expense in the first quarter of 2022 was primarily due to timing of routine repairs and maintenance in the retail branch network and expenses related to two Five Star Bank branches opened in Buffalo in June 2021.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 9.85%, and 12.72%, respectively, at March 31, 2022. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

In February 2022, we announced the addition of a team of experienced commercial banking officers to launch a commercial platform in Baltimore, Maryland and Washington D.C. region.

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

We have helped more than 2,900 customers obtain more than $370 million in loans through the PPP. We have helped customers complete the forgiveness process for approximately $346 million of these PPP loans through March 31, 2022. We had $532.4 million of loans with modifications related to COVID-19 during 2020, with $6.4 million and $46.2 million still on deferral as of March 31, 2022 and December 31, 2021, respectively. We have provided payment deferrals for approximately 6,600 borrowers, the majority being consumer indirect loan customers. Less than 1% of our loan customers have active payment deferrals as of March 31, 2022 as the majority of customers whose loans were subject to COVID-19 related deferrals have returned to making regular payments.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 78% of revenue during the three months ended March 31, 2022. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2022	2021
Interest income per consolidated statements of income	$42,351	$41,273
Adjustment to fully taxable equivalent basis	146	184
Interest income adjusted to a fully taxable equivalent basis	42,497	41,457
Interest expense per consolidated statements of income	2,793	3,416
Net interest income on a taxable equivalent basis	$39,704	$38,041

Analysis of Net Interest Income for the Three Months Ended March 31, 2022 and 2021

Net interest income on a taxable equivalent basis for the three months ended March 31, 2022, was $39.7 million, an increase of approximately $1.7 million versus the comparable quarter last year of $38.0 million. The increase in net interest income was primarily due to an increase in average investment securities of $505.4 million, or 55.3% compared to the first quarter of 2021, partially offset by a decrease in interest expense of $623 thousand. The decrease in interest expense was primarily the result of continued repricing of time deposits at lower rates throughout 2021 and into 2022. Average PPP loans, net of deferred fees were $40.3 million for the three months ended March 31, 2022 compared to $248.5 million for the three months ended March 31, 2021. Revenue related to PPP loans was $2.5 million lower in the first quarter of 2022 than the first quarter of 2021. PPP loan balances are significantly lower in 2022 as a result of loan forgiveness.

Our net interest margin for the first quarter of 2022 was 3.11%, 18-basis points lower than 3.29% for the same period in 2021. This comparable period decrease was primarily a function of a 17-basis point decrease in the interest rate spread. The lower interest rate spread was a result of a 28-basis point decrease in the yield on average interest-earning assets and an 11-basis point decrease in the cost of average interest-bearing liabilities.

For the first quarter of 2022, the yield on average interest earning assets of 3.32% was 28-basis points lower than the first quarter of 2021 of 3.60%. Loan yields decreased 17-basis points during the first quarter of 2022 to 3.97% from 4.14%. The yield on investment securities decreased 17-basis points during the first quarter of 2022 to 1.74% from 1.91%. Overall, a favorable volume variance increased interest income by $2.9 million during the first quarter of 2022, while the earning asset rate changes decreased interest income by $1.8 million which collectively drove a $1.0 million increase in interest income.

Average interest-earning assets were $5.17 billion for the first quarter of 2022 compared to $4.67 billion for the first quarter of 2021, an increase of $496.6 million, or 11%, from the comparable quarter last year, with average securities up $505.4 million from $914.6 million to $1.42 billion and average loans up $69.7 million from $3.63 billion to $3.70 billion. Securities represented 27.5% of average interest-earning assets during the first quarter of 2022 compared to 19.6% during the first quarter of 2021. The increase in investment securities is due to the redeployment of excess liquidity intended to benefit interest income with the intent of reducing net interest margin compression versus federal funds sold and interest-earning deposits. Loans comprised 71.7% of average interest-earning assets during the first quarter of 2022 compared to 77.8% during the first quarter of 2021. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. The yield on average loans was 3.97% for the first quarter of 2022, a decrease of 17-basis points compared to 4.14% for the comparable quarter in 2021. An increase in the volume of average loans resulted in an $836 thousand increase in interest income, which was more than offset by a $1.6 million decrease due to the unfavorable rate variance.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The cost of average interest-bearing liabilities of 0.29% in the first quarter of 2022 compared to 0.40% in the first quarter of 2021, was 11-basis points lower and the cost of average interest-bearing deposits decreased nine basis points from 0.27% to 0.18%.

Average interest-bearing liabilities of $3.90 billion in the first quarter of 2022 were $443.7 million, or 13%, higher than the first quarter of 2021. On average, interest-bearing deposits grew $419.9 million from $3.38 billion to $3.80 billion, and noninterest-bearing demand deposits (a principal component of net free funds) were up $38.8 million from $1.04 billion to $1.08 billion. The increase in average deposits was primarily due to growth in non-public and public demand deposits and an increase in reciprocal deposit programs. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in a $529 thousand decrease in interest expense during the first quarter of 2022, primarily due to the overall lower interest rate market conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended March 31,
	2022			2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$44,559	$18	0.16%	$123,042	$27	0.09%
Investment securities (1):
Taxable	1,309,122	5,487	1.68	772,360	3,496	1.81
Tax-exempt (2)	110,825	695	2.51	142,209	875	2.46
Total investment securities	1,419,947	6,182	1.74	914,569	4,371	1.91
Loans:
Commercial business	627,915	6,004	3.88	798,866	8,413	4.27
Commercial mortgage	1,431,933	13,538	3.83	1,284,290	12,245	3.87
Residential real estate loans	581,021	4,821	3.32	602,866	5,260	3.49
Residential real estate lines	77,610	679	3.55	87,681	745	3.45
Consumer indirect	969,441	10,875	4.55	842,873	9,988	4.81
Other consumer	14,531	381	10.65	16,167	408	10.23
Total loans	3,702,451	36,298	3.97	3,632,743	37,059	4.14
Total interest-earning assets	5,166,957	42,498	3.32	4,670,354	41,457	3.60
Less: Allowance for credit losses	(40,795)			(53,998)
Other noninterest-earning assets	434,154			428,824
Total assets	$5,560,316			$5,045,180
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$923,425	$283	0.12%	$790,996	256	0.13%
Savings and money market	1,948,050	787	0.16	1,724,577	890	0.21
Time deposits	927,886	636	0.28	863,924	1,089	0.51
Total interest-bearing deposits	3,799,361	1,706	0.18	3,379,497	2,235	0.27
Short-term borrowings	24,672	28	0.45	1,178	119	40.97
Long-term borrowings	73,942	1,060	5.74	73,636	1,062	5.85
Total borrowings	98,614	1,088	4.47	74,814	1,181	6.40
Total interest-bearing liabilities	3,897,975	2,794	0.29	3,454,311	3,416	0.40
Noninterest-bearing demand deposits	1,083,506			1,044,733
Other noninterest-bearing liabilities	86,983			77,501
Shareholders’ equity	491,852			468,635
Total liabilities and shareholders’ equity	$5,560,316			$5,045,180
Net interest income (tax-equivalent)		$39,704			$38,041
Interest rate spread			3.03%			3.20%
Net earning assets	$1,268,982			$1,216,043
Net interest margin (tax-equivalent)			3.11%			3.29%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.55%			135.20%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended March 31, 2022 vs. 2021
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(23)	$14	$(9)
Investment securities:
Taxable	2,267	(276)	1,991
Tax-exempt	(197)	17	(180)
Total investment securities	2,070	(259)	1,811
Loans:
Commercial business	(1,685)	(724)	(2,409)
Commercial mortgage	1,397	(104)	1,293
Residential real estate loans	(187)	(252)	(439)
Residential real estate lines	(88)	22	(66)
Consumer indirect	1,441	(554)	887
Other consumer	(42)	15	(27)
Total loans	836	(1,597)	(761)
Total interest income	2,883	(1,842)	1,041
Interest expense:
Deposits:
Interest-bearing demand	41	(14)	27
Savings and money market	106	(209)	(103)
Time deposits	76	(529)	(453)
Total interest-bearing deposits	223	(752)	(529)
Short-term borrowings	138	(229)	(91)
Long-term borrowings	4	(6)	(2)
Total borrowings	142	(235)	(93)
Total interest expense	365	(987)	(622)
Net interest income	$2,518	$(855)	$1,663

Provision/Benefit for Credit Losses

The provision for credit losses for the three months ended March 31, 2022 was $2.3 million, compared to benefit of $2.0 million for the corresponding period in 2021. Loan loss provision returned to a more normalized level in the first quarter of 2022 due to the impact of qualitative factors reflecting economic uncertainty associated with higher interest rates and global political unrest, partially offset by low net charge-offs, national unemployment trends and a reduction in overall specific reserve levels. The benefit in the first quarter of 2021 was due to improvement in the national unemployment forecast, the designated loss driver for our current expected credit loss ("CECL") model, and positive trends in qualitative factors, resulting in a release of credit loss reserves.

See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended March 31,
	2022	2021
Service charges on deposits	$1,369	$1,292
Insurance income	2,097	1,396
Card interchange income	1,952	1,958
Investment advisory	3,041	2,772
Company owned life insurance	833	657
Investments in limited partnerships	795	855
Loan servicing	109	97
Income from derivative instruments, net	519	1,875
Net (loss) gain on sale of loans held for sale	(91)	1,078
Net gain on investment securities	—	74
Net loss on other assets	—	(5)
Net loss on tax credit investments	(227)	(85)
Other	925	995
Total noninterest income	$11,322	$12,959

Insurance income increased $701 thousand, or 50%, to $2.1 million for the first quarter of 2022 compared to $1.4 million for the first quarter of 2021. The increase was driven by the two 2021 bolt on acquisitions (North Woods in August 2021 and Landmark in February 2021), growth in the legacy SDN business, including the impact of increasing insurance premiums, and higher contingent revenues in 2022.

Investment advisory income increased $269 thousand, or 10%, to $3.0 million for the first quarter of 2022, compared to $2.8 million for the first quarter of 2021. The increase was primarily the result of an increase in assets under management driven by a combination of market gains, new customer accounts and contributions to existing accounts.

Company owned life insurance income increased $176 thousand, or 27%, to $833 thousand for the first quarter of 2022 compared to $657 thousand for first quarter of 2021. We made additional investments in company-owned life insurance of $20.0 million in the third quarter of 2021 to take advantage of attractive tax-equivalent yields and partially offset employee benefit expenses.

Income from derivative instruments, net decreased $1.4 million, or 72%, to $519 thousand for the first quarter of 2022 compared to $1.9 million for the first quarter of 2021. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed during the quarter combined with the impact of changes in the fair market value of borrower-facing trades.

Net (loss) gain on sale of loans held for sale decreased $1.2 million from a gain of $1.1 million for the first quarter of 2021 to a $91 thousand loss for the first quarter of 2022. Sales volumes and margins moderated substantially in the first quarter of 2022, following historically high levels in 2021. The current period loss was a result of the current fair market value of pipeline commitments, negatively impacted by the increase in interest rate changes during the first quarter of 2022.

Net gain on investment securities was $74 thousand for the first quarter of 2021. There were no sales of investment securities in the first quarter of 2022.

Net loss on tax credit investments was $227 thousand for the first quarter of 2022, compared to $85 thousand for the first quarter of 2021. These losses include the amortization of tax credit investments, partially offset by New York investment tax credits that are refundable and recorded in noninterest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended March 31,
	2022	2021
Salaries and employee benefits	$16,616	$14,465
Occupancy and equipment	3,756	3,382
Professional services	1,656	1,895
Computer and data processing	3,979	3,121
Supplies and postage	541	484
FDIC assessments	513	765
Advertising and promotions	380	324
Amortization of intangibles	254	271
Other	2,440	2,033
Total noninterest expense	$30,135	$26,740

Salaries and employee benefits expense increased $2.2 million, or 15%, to $16.6 million for the first quarter of 2022 compared to $14.5 million for the first quarter of 2021. The increase in salaries and employee benefits was primarily the result of investments in personnel, the impact of 2021 acquisitions and higher incentive compensation and commissions.

Occupancy and equipment expense increased $374 thousand, or 11%, to $3.8 million for the first quarter of 2022 compared to $3.4 million for the first quarter of 2021. The increase in occupancy and equipment expense in the first quarter of 2022 was primarily due to timing of routine repairs and maintenance in the retail branch network and expenses related to two Five Star Bank branches opened in Buffalo in June 2021.

Computer and data processing expense increased $858 thousand, or 27%, to $4.0 million for the first quarter of 2022 compared to $3.1 million for the first quarter of 2021. The increase was a result of our strategic investment in technology, including digital banking initiatives and a customer relationship management solution across all business lines.

Other expense increased $407 thousand, or 20%, to $2.4 million for the first quarter of 2022 compared to $2.0 million for the first quarter of 2021. The increase was primarily due to the timing of charitable contributions and an increase in dues and subscriptions in the first quarter of 2022.

Our efficiency ratio for the first quarter of 2022 was 59.06% compared with 52.51% for the first quarter of 2021. The higher efficiency ratio was primarily the result of an increase in noninterest expense in 2022 as described above, coupled with the $2.5 million decline in PPP revenue in first quarter 2021 versus 2022. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the three months ended March 31, 2022, we recorded income tax expense of $3.4 million, versus $5.3 million for the same period in the prior year. In the first quarter of 2022, we recognized federal and state tax benefits related to tax credit investments placed in service resulting in a reduction in income tax expense of $589 thousand, versus $244 thousand for the same period in the prior year.

During the three months ended June 30, 2021, New York State enacted legislation that temporarily increases the corporate tax rate from 6.5% to 7.25% for taxable years beginning in 2021 through 2023 for taxpayers with New York State income over $5.0 million. This rate change did not result in a material impact to our tax provision.

Our effective tax rates for the first quarter of 2022 and 2021 were 18.7% and 20.5%, respectively. The decrease in effective tax rates is the result of lower pre-tax earnings in comparison to the prior year. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on Company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2022 and 2021 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT'S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$30,798	$29,305	$15,793	$15,891
Mortgage-backed securities:
Agency mortgage-backed securities	1,169,901	1,090,057	1,169,042	1,162,214
Non-Agency mortgage-backed securities	—	—	—	410
Total available for sale securities	1,200,699	1,119,362	1,184,835	1,178,515
Securities held to maturity:
State and political subdivisions	123,474	120,864	111,399	113,511
Mortgage-backed securities	87,705	85,503	94,187	96,309
Total held to maturity securities	211,179	206,367	205,586	209,820
Allowance for credit losses – securities	(6)		(5)
Total held to maturity securities, net	211,173		205,581
Total investment securities	$1,411,872	$1,325,729	$1,390,416	$1,388,335

Our available for sale (“AFS”) investment securities portfolio increased $15.9 million from $1.18 billion at December 31, 2021 to $1.20 billion at March 31, 2022. The increase from year-end 2021 was primarily due to the deployment of excess liquidity into U.S. Government agency and government-sponsored enterprise securities. The AFS portfolio had a net unrealized loss of $81.3 million at March 31, 2022 and $6.3 million at December 31, 2021, respectively. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of March 31, 2022. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—%	$21,263	1.91%	$9,535	1.90%	$—	—%	$30,798	1.91%
Mortgage-backed securities	6,192	2.25	70,907	2.62	151,029	1.82	941,773	1.59	1,169,901	1.69
	6,192	2.25	92,170	2.46	160,564	1.82	941,773	1.59	1,200,699	1.69
Held to maturity debt securities:
State and political subdivisions	34,381	2.00	62,405	1.88	5,005	1.62	21,683	2.44	123,474	2.00
Mortgage-backed securities	—	—	2,244	2.25	16,187	2.40	69,274	2.43	87,705	2.42
	34,381	2.00	64,649	1.89	21,192	2.40	90,957	2.46	211,179	2.19
Total investment securities	$40,573	2.04%	$156,819	2.22%	$181,756	1.87%	$1,032,730	1.66%	$1,411,878	1.76%

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three months ended March 31, 2022 and 2021 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

MANAGEMENT'S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (in thousands).

	Loan Portfolio Composition
	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Commercial business	$625,141	16.8%	$638,293	17.3%
Commercial mortgage	1,434,759	38.4	1,412,788	38.4
Total commercial	2,059,900	55.2	2,051,081	55.7
Residential real estate loans	574,895	15.4	577,299	15.7
Residential real estate lines	76,860	2.0	78,531	2.2
Consumer indirect	1,007,404	27.0	958,048	26.0
Other consumer	14,589	0.4	14,477	0.4
Total consumer	1,673,748	44.8	1,628,355	44.3
Total loans	3,733,648	100.0%	3,679,436	100.0%
Less: Allowance for credit losses – loans	40,966		39,676
Total loans, net	$3,692,682		$3,639,760

Total loans increased $54.2 million to $3.73 billion at March 31, 2022 from $3.68 billion at December 31, 2021. The increase in loans was primarily attributable to our organic growth initiatives.

Total commercial loans increased $8.8 million during the three months ended March 31, 2022 and represented 55.2% of total loans as of March 31, 2022. The increase was primarily a result of our continued commercial business development efforts. PPP loans, net of deferred fees, were $31.4 million and $55.3 million at March 31, 2022 and December 31, 2021, respectively, and are included in our commercial business loans.

Total consumer loans portfolio increased $45.4 million to $1.67 billion and represented 44.8% of total loans as of March 31, 2022. During the first three months of 2022, we originated $129.9 million in indirect auto loans with a mix of approximately 25% new auto and 75% used auto. During the first three months of 2021, we originated $98.9 million in indirect auto loans with a mix of approximately 28% new auto and 72% used auto. Origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions. Growth in the consumer indirect portfolio in the current period was primarily a result of increased customer demand for automobiles with the Company well-positioned to take advantage of the market opportunity given our deep history and experience in this line of business.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $5.5 million and $6.2 million as of March 31, 2022 and December 31, 2021, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $274.3 million and $272.7 million as of March 31, 2022 and December 31, 2021, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Credit Losses - Loans

The following table summarizes the activity in the allowance for credit losses - loans for the periods indicated (in thousands).

	Credit Loss - Loans Analysis
	Three months ended March 31,
	2022	2021
Allowance for credit losses - loans, beginning of period	$39,676	$52,420
Net charge-offs (recoveries):
Commercial business	(37)	(152)
Commercial mortgage	(1)	203
Residential real estate loans	(5)	6
Residential real estate lines	(5)	70
Consumer indirect	550	743
Other consumer	285	17
Total net charge-offs	787	887
Provision (benefit) for credit losses – loans	2,077	(1,705)
Allowance for credit losses – loans, end of period	$40,966	$49,828

Net loan charge-offs (recoveries) to average loans:
Commercial business	-0.02%	-0.08%
Commercial mortgage	0.00%	0.06%
Residential real estate loans	0.00%	0.00%
Residential real estate lines	-0.03%	0.32%
Consumer indirect	0.23%	0.36%
Other consumer	7.95%	0.44%
Total loans	0.09%	0.10%

Allowance for credit losses – loans to total loans	1.10%	1.36%
Allowance for credit losses – loans to nonaccrual loans	514%	530%
Allowance for credit losses – loans to non-performing loans	426%	514%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net charge-offs of $787 thousand in the first quarter of 2022 represented 0.09% of average loans on an annualized basis compared to net charge-offs of $887 thousand, or 0.10%, in the first quarter of 2021. The allowance for credit losses - loans was $41.0 million at March 31, 2022, compared with $49.8 million at March 31, 2021. The ratio of the allowance for credit losses - loans to total loans was 1.10% and 1.36% at March 31, 2022 and March 31, 2021, respectively. The ratio of allowance for credit losses - loans to non-performing loans was 426% at March 31, 2022, compared with 514% at March 31, 2021.

The following table sets forth the allocation of the allowance for credit losses - loans by loan category as of the dates indicated (in thousands). The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	Allowance for Credit Losses - Loans by Loan Category
	March 31, 2022		December 31, 2021
		Percentage		Percentage
	Credit	of loans by	Credit	of loans by
	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans
Commercial business	$10,121	16.8%	$11,099	17.3%
Commercial mortgage	13,746	38.4	14,777	38.4
Residential real estate loans	1,852	15.4	1,604	15.7
Residential real estate lines	425	2.0	379	2.2
Consumer indirect	14,568	27.0	11,611	26.0
Other consumer	254	0.6	206	0.4
Total	$40,966	100.0%	$39,676	100.0%
Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	March 31, 2022	December 31, 2021
Nonaccrual loans:
Commercial business	$499	$602
Commercial mortgage	3,838	6,414
Residential real estate loans	2,878	2,373
Residential real estate lines	128	200
Consumer indirect	1,771	1,780
Other consumer	10	—
Total nonaccrual loans	9,124	11,369
Accruing loans 90 days or more delinquent	493	797
Total non-performing loans	9,617	12,166
Foreclosed assets	—	—
Total non-performing assets	$9,617	$12,166

Nonaccrual loans to total loans	0.24%	0.31%
Non-performing loans to total loans	0.26%	0.33%
Non-performing assets to total assets	0.17%	0.22%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at March 31, 2022 were $9.6 million, a decrease of $2.5 million from the $12.2 million balance at December 31, 2021. The primary component of non-performing assets is non-performing loans, which were $9.6 million or 0.26% of total loans at March 31, 2022, down from $12.2 million or 0.33% of total loans at December 31, 2021 primarily due to pay-downs or payments received and applied to principal for the non-performing loans.

Approximately $4.5 million, or 47%, of the $9.6 million in non-performing loans as of March 31, 2022 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. We had no TDRs included in nonaccrual loans at March 31, 2022 and December 31, 2021. Additionally, there were no TDRs accruing interest as of March 31, 2022 and December 31, 2021.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had no properties representing foreclosed asset holdings at March 31, 2022 and December 31, 2021.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $22.5 million and $22.7 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2022 and December 31, 2021, respectively.

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at March 31, 2022. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts as reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$199,218	$229,213	$10,678	$186,032	$625,141
Commercial mortgage	347,193	656,500	427,594	3,472	1,434,759
Residential real estate loans	74,123	245,782	246,076	8,914	574,895
Residential real estate lines	2,729	9,905	30,616	33,610	76,860
Consumer indirect (1)	393,351	614,053	-	-	1,007,404
Other consumer	6,870	7,175	503	41	14,589
Total loans	$1,023,484	$1,762,628	$715,467	$232,069	$3,733,648

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$86,490	$2,853	$11,303	$100,646
Commercial mortgage		388,015	211,437	498	599,950
Residential real estate loans		225,713	228,112	5,721	459,546
Residential real estate lines		12	36	2	50
Consumer indirect (1)		614,053	-	-	614,053
Other consumer		7,175	503	41	7,719
With a floating or adjustable rate
Commercial business		142,723	7,825	174,729	325,277
Commercial mortgage		268,485	216,157	2,974	487,616
Residential real estate loans		20,069	17,964	3,193	41,226
Residential real estate lines		9,893	30,580	33,608	74,081
Consumer indirect (1)		-	-	-	-
Other consumer		-	-	-	-
Total loans maturing after one year		$1,762,628	$715,467	$232,069	$2,710,164

_________

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,079,949	21.6%	$1,107,561	22.9%
Interest-bearing demand	990,404	19.8%	864,528	17.9%
Savings and money market	2,015,384	40.3%	1,933,047	40.1%
Time deposits	917,195	18.3%	921,954	19.1%
Total deposits	$5,002,932	100.0%	$4,827,090	100.0%

As of March 31, 2022 and December 31, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $1.50 billion and $1.29 billion, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $193.7 million and $182.3 million at March 31, 2022 and December 31, 2021, respectively. The maturities of our uninsured time deposits at March 31, 2022 were as follows: $112.6 million in three months or less; $65.3 million between three months and six months; $15.5 million between six months and one year; and $0.3 million over one year.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2022, total deposits were $5.00 billion, representing an increase of $175.8 million from December 31, 2021. The increase was due to growth in public, non-public demand and reciprocal deposits. Time deposits were approximately 18% and 19% of total deposits at March 31, 2022 and December 31, 2021, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.68 billion and $2.70 billion at March 31, 2022 and December 31, 2021, respectively, and represented 54% and 56% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $1.32 billion and $1.10 billion at March 31, 2022 and December 31, 2021, respectively, and represented 26% and 23% of total deposits as of the end of each period, respectively. The increase in public deposits during 2022 was due largely to seasonality.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all reciprocal deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of EGRRCPA, reciprocal deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits. Reciprocal deposits totaled $726.2 million at March 31, 2022, compared to $771.4 million at December 31, 2021, as customers have been withdrawing funds from the program to re-balance operating accounts. Reciprocal deposits represented 14% and 16% of total deposits as of the end of each period, respectively.

Brokered deposits totaled $279.8 million and $254.7 million at March 31, 2022 and December 31, 2021, respectively, and represented 6% and 5% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021
Short-term borrowings – FHLB	$—	$30,000
Long-term borrowings – Subordinated notes, net	73,989	73,911
Total borrowings	$73,989	$103,911

MANAGEMENT'S DISCUSSION AND ANALYSIS

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. We had no short-term FHLB borrowings at March 31, 2022 and no amount of short-term FHLB borrowings outstanding at any month-end during the three months ended March 31, 2022. Short-term FHLB borrowings at December 31, 2021 consisted of $30.0 million in short-term borrowings. The decline in short-term borrowings at March 31, 2022, was the result of the Company’s decision to utilize brokered deposits as a cost-effective alternative to FHLB borrowings. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $265.5 million of immediate credit capacity with the FHLB as of March 31, 2022. We had approximately $607.8 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at March 31, 2022. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $130.0 million of credit available under unsecured federal funds purchased lines with various banks as of March 31, 2022 and December 31, 2021. Additionally, we had approximately $587.5 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At March 31, 2022, no amounts have been drawn on the line of credit.

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy. While funding pressures have not occurred, management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of March 31, 2022, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB, the FRB and brokered deposit relationships. The primary source of our non-deposit short-term borrowings is FHLB advances, of which we had $0 outstanding at March 31, 2022 due to the excess liquidity position sustained as a result of continued growth and seasonal inflows of public deposits. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $1.00 billion from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2022. The line of credit has a one-year term and matures in May 2022. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $170.4 million as of March 31, 2022, up $91.3 million from $79.1 million as of December 31, 2021. Net cash provided by operating activities totaled $44.2 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $79.1 million, which included outflows of $55.0 million for net loan originations and $22.9 million from net investment securities transactions. Net cash provided by financing activities of $126.2 million was attributed to a $175.8 million increase in deposits, partially offset by a $30.0 million decrease in short-term borrowings, $15.0 million in common stock repurchases and $4.6 million in dividend payments. The increase in the period end cash balance was due to the seasonal inflow of public deposits, coupled with growth in non-public demand and reciprocal deposits.

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

Shareholders’ equity was $446.8 million at March 31, 2022, a decrease of $58.3 million from $505.1 million at December 31, 2021. Net income for the three months ended March 31, 2022 increased shareholders’ equity by $15.0 million, offset by common and preferred stock dividends declared of $4.8 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $53.9 million during the first three months of 2022 due primarily to lower net unrealized gains on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. As of March 31, 2022, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands):

	March 31,	December 31,
	2022	2021
Common shareholders’ equity	$429,554	$487,850
Add: CECL transitional amount	6,403	8,537
Less: Goodwill and other intangible assets	71,467	71,748
Net unrealized loss on investment securities (1)	(60,744)	(4,971)
Hedging derivative instruments	2,998	1,160
Net periodic pension and postretirement benefits plan adjustments	(9,348)	(9,396)
Other	—	—
Common Equity Tier 1 (“CET1”) Capital	431,584	437,846
Plus: Preferred stock	17,292	17,292
Less: Other	—	—
Tier 1 Capital	448,876	455,138
Plus: Qualifying allowance for credit losses	34,354	29,938
Subordinated Notes	73,989	73,911
Total regulatory capital	$557,219	$558,987
Adjusted average total assets (for leverage capital purposes)	$5,524,508	$5,532,987
Total risk-weighted assets	$4,381,667	$4,260,101

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.13%	8.23%
CET1 Capital (CET1 capital to total risk-weighted assets)	9.85	10.28
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.24	10.68
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.72	13.12

(1) Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

We have elected to apply the 2020 CECL transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the US banking agencies’ March 2020 interim final rule. Under the 2020 CECL transition provision, the regulatory capital impact of the Day 1 adjustment to the allowance for credit losses (after-tax) upon the January 1, 2020 CECL adoption date has been deferred, and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, we were allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020, and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020, and December 31, 2021, will also phase in to regulatory capital at 25% per year commencing January 1, 2022.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of March 31, 2022 and December 31, 2021 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Tier 1 leverage:
Company	$448,876	8.13%	$220,980	4.00%	$276,225	5.00%
Bank	502,668	9.11	220,631	4.00	275,789	5.00
CET1 capital:
Company	431,584	9.85	306,717	7.00	284,808	6.50
Bank	502,668	11.50	305,985	7.00	284,129	6.50
Tier 1 capital:
Company	448,876	10.24	372,442	8.50	350,533	8.00
Bank	502,668	11.50	371,553	8.50	349,697	8.00
Total capital:
Company	557,219	12.72	460,075	10.50	438,167	10.00
Bank	537,022	12.29	458,978	10.50	437,122	10.00
December 31, 2021
Tier 1 leverage:
Company	$455,138	8.23%	$221,319	4.00%	$276,649	5.00%
Bank	496,337	8.98	220,963	4.00	276,204	5.00
CET1 capital:
Company	437,846	10.28	298,207	7.00	276,907	6.50
Bank	496,337	11.68	297,489	7.00	276,240	6.50
Tier 1 capital:
Company	455,138	10.68	362,109	8.50	340,808	8.00
Bank	496,337	11.68	361,237	8.50	339,987	8.00
Total capital:
Company	558,987	13.12	447,311	10.50	426,010	10.00
Bank	526,274	12.38	446,233	10.50	424,984	10.00

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the potential impact on earnings or capital arising from movements in interest rates. The Bank’s market risk management framework has been developed to control both short-term and long-term exposure within Board approved policy limits and is monitored by the Asset-Liability Management Committee and Board of Directors. Quantitative and qualitative disclosures about market risk were presented at December 31, 2021 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 10, 2022. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2021 to March 31, 2022, aside from asset growth due to an increased liquidity position. The prolonged excess liquidity position has resulted from continued deposit growth and has driven higher investment security balances in 2021 and 2022. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending March 31, 2023 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(1,524)	$(444)	$(473)	$(516)
% Change	-0.98%	-0.29%	-0.31%	-0.33%

In the rising rate scenarios, the static model results indicate that net interest income is modeled to decrease compared to the flat rate scenario over a one-year timeframe. This is a result of borrowing costs in the short-term repricing quicker than assets, and a model change from last quarter that places net income into non-interest rate sensitive accounts rather than back into Federal Reserve balances which reprice at the full force of the market rate changes. This simulation does not consider balance sheet growth or a change in the balance sheet mix. As intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income should improve over longer term timeframes. Model results in the declining rate scenario indicate a higher degree of decreases in net interest income due to assets having the ability to reprice downward near full market rate shocks, while deposit and borrowing liabilities reach modeled floors.

In addition to the changes in interest rate scenarios listed above, other scenarios are typically modeled to measure interest rate risk. These scenarios vary depending on the economic and interest rate environment. Furthermore, given the static balance sheet approach, retained earnings are considered to be reinvested in a non-interest earning asset.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2022 and December 31, 2021 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2022 and December 31, 2021. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	March 31, 2022			December 31, 2021
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$707,183			$775,697
- 100 Basis Points	677,472	$(29,711)	-4.20%	746,770	$(28,927)	-3.73%
+100 Basis Points	707,965	782	0.11	782,438	6,741	0.87
+ 200 Basis Points	716,149	8,966	1.27	786,362	10,665	1.37
+ 300 Basis Points	724,363	17,180	2.43	784,923	9,226	1.19

The decrease in the Pre-Shock Scenario EVE at March 31, 2022 compared to December 31, 2021 is the result of the increase in market rates, decreasing the market value of the fixed rate assets, offset slightly by deposit premiums improvement. The slight decrease in the -100 basis point Rate Shock Scenario to EVE at March 31, 2022 compared to December 31, 2021 is a result of some cyclical deposit mix balance changes from our municipal deposits.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 30, 2021, the Court granted plaintiffs’ motion for class certification and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). There are approximately 5,200 members in the New York classes and approximately 300 members in the Pennsylvania classes. We are currently awaiting a ruling from the Superior Court of Pennsylvania on our motion seeking permission to appeal the denial of our motion to dismiss the action for lack of standing. On February 8, 2022, plaintiffs filed a motion for partial summary judgement for most of the relief they seek. We filed a cross motion for summary judgement seeking the dismissal of a portion of the class and sought an offset in the form of recoupment which reduces any liability that may be imposed against us by the amounts that the borrowers owe to the Bank for failing to repay their motor vehicle loans. At this time, the briefing on the motions for partial summary judgment is complete and the Court has indicated a hearing could be held as early as June of 2022 on the motions, although no date has been set. Through a Case Management Order dated February 10, 2022, the trial court directed, amount other things, that discovery be completed by October 3, 2022, pre-trial motions be submitted by November 21, 2022, and that the case be ready for trial on March 6, 2023. We have not accrued a contingent liability for this matter at this time because, given our defenses, we are unable to conclude whether a liability is reasonably probable to occur nor are we able to currently reasonably estimate the amount of potential loss.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, the Company’s Board of Directors authorized a share repurchase program for up to 801,879 shares of common stock. The program expired in March 2022 after the completion of all share repurchases authorized under the program.

The Company’s repurchases of its common stock during the first quarter of 2022 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2022	11,189	$31.75	11,189	450,002
February 1 - 28, 2022	216,079	32.00	207,623	242,379
March 1 - 31, 2022	242,379	31.99	242,379	—
Total	469,647	$31.99	461,191	—

(1)
This column reflects (i) the deemed surrender to us of 8,456 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units and (ii) the purchase of an aggregate of 461,191 shares of common stock under the 2020 Repurchase Program, completing the program.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, May 9, 2022
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	, May 9, 2022
W. Jack Plants II
Senior Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, May 9, 2022
Sonia M. Dumbleton
Senior Vice President and Controller
(Principal Accounting Officer)