Form 10-Q
period 2022-06-30
FINANCIAL INSTITUTIONS INC
filed 2022-08-08
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The registrant had 15,334,091 shares of Common Stock, $0.01 par value, outstanding as of July 29, 2022.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$109,705	$79,112
Securities available for sale, at fair value	1,057,018	1,178,515
Securities held to maturity, at amortized cost (net of allowance for credit losses of $5 in each period) (fair value of $195,451 and $209,820, respectively)	204,933	205,581
Loans held for sale	4,265	6,202
Loans (net of allowance for credit losses of $42,452 and $39,676, respectively)	3,721,566	3,639,760
Company owned life insurance	135,611	123,898
Premises and equipment, net	40,461	40,111
Goodwill and other intangible assets, net	73,897	74,400
Other assets	220,742	173,200
Total assets	$5,568,198	$5,520,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,114,460	$1,107,561
Interest-bearing demand	877,661	864,528
Savings and money market	1,845,186	1,933,047
Time deposits	983,209	921,954
Total deposits	4,820,516	4,827,090
Short-term borrowings	109,000	30,000
Long-term borrowings, net of issuance costs of $933 and $1,089, respectively	74,067	73,911
Other liabilities	138,814	84,636
Total liabilities	5,142,397	5,015,637
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,486 shares issued	17,149	17,149
Total preferred equity	17,292	17,292
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	125,568	126,105
Retained earnings	405,019	384,007
Accumulated other comprehensive loss	(99,725)	(13,207)
Treasury stock, at cost – 765,465 and 354,103 shares, respectively	(22,514)	(9,216)
Total shareholders’ equity	425,801	505,142
Total liabilities and shareholders’ equity	$5,568,198	$5,520,779

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$38,872	$36,393	$75,170	$73,452
Interest and dividends on investment securities	6,294	4,498	12,330	8,685
Other interest income	110	61	127	88
Total interest income	45,276	40,952	87,627	82,225
Interest expense:
Deposits	2,366	2,165	4,071	4,400
Short-term borrowings	252	—	280	119
Long-term borrowings	1,061	1,055	2,121	2,117
Total interest expense	3,679	3,220	6,472	6,636
Net interest income	41,597	37,732	81,155	75,589
Provision (benefit) for credit losses	563	(4,622)	2,882	(6,603)
Net interest income after provision (benefit) for credit losses	41,034	42,354	78,273	82,192
Noninterest income:
Service charges on deposits	1,437	1,287	2,806	2,579
Insurance income	1,234	1,147	3,331	2,543
Card interchange income	2,103	2,194	4,055	4,152
Investment advisory	2,906	2,886	5,947	5,658
Company owned life insurance	869	693	1,702	1,350
Investments in limited partnerships	242	238	1,037	1,093
Loan servicing	135	91	244	188
Income (loss) from derivative instruments, net	645	(592)	1,164	1,283
Net gain on sale of loans held for sale	828	790	737	1,868
Net (loss) gain on investment securities	(15)	(3)	(15)	71
Net gain on other assets	7	153	7	148
Net (loss) gain on tax credit investments	(92)	276	(319)	191
Other	1,061	1,030	1,986	2,025
Total noninterest income	11,360	10,190	22,682	23,149
Noninterest expense:
Salaries and employee benefits	16,966	14,519	33,582	28,984
Occupancy and equipment	4,015	3,286	7,771	6,668
Professional services	1,269	1,603	2,925	3,498
Computer and data processing	4,573	3,460	8,552	6,581
Supplies and postage	469	430	1,010	914
FDIC assessments	621	480	1,134	1,245
Advertising and promotions	406	436	786	760
Amortization of intangibles	249	266	503	537
Restructuring charges	1,269	—	1,269	—
Other	3,050	2,464	5,490	4,497
Total noninterest expense	32,887	26,944	63,022	53,684
Income before income taxes	19,507	25,600	37,933	51,657
Income tax expense	3,859	5,400	7,302	10,747
Net income	$15,648	$20,200	$30,631	$40,910
Preferred stock dividends	365	366	729	731
Net income available to common shareholders	$15,283	$19,834	$29,902	$40,179
Earnings per common share (Note 4):
Basic	$1.00	$1.25	$1.94	$2.53
Diluted	$0.99	$1.25	$1.93	$2.52
Cash dividends declared per common share	$0.29	$0.27	$0.58	$0.54

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$15,648	$20,200	$30,631	$40,910
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	(33,415)	5,002	(89,188)	(9,400)
Hedging derivative instruments	737	(501)	2,575	1,063
Pension and post-retirement obligations	47	137	95	275
Total other comprehensive (loss) income, net of tax	(32,631)	4,638	(86,518)	(8,062)
Comprehensive (loss) income	$(16,983)	$24,838	$(55,887)	$32,848

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2022 and 2021

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2021	$17,292	$161	$126,105	$384,007	$(13,207)	$(9,216)	$505,142
Comprehensive income:
Net income	—	—	—	14,983	—	—	14,983
Other comprehensive loss, net of tax	—	—	—	—	(53,887)	—	(53,887)
Purchases of common stock for treasury	—	—	—	—	—	(15,026)	(15,026)
Share-based compensation plans:
Share-based compensation	—	—	443	—	—	—	443
Restricted stock units released	—	—	(667)	—	—	667	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.29 per share	—	—	—	(4,444)	—	—	(4,444)
Balance at March 31, 2022	$17,292	$161	$125,881	$394,181	$(67,094)	$(23,575)	$446,846
Comprehensive income:
Net income	—	—	—	15,648	—	—	15,648
Other comprehensive income, net of tax	—	—	—	—	(32,631)	—	(32,631)
Purchases of common stock for treasury	—	—	—	—	—	(301)	(301)
Share-based compensation plans:
Share-based compensation	—	—	947	—	—	—	947
Restricted stock units released	—	—	(917)	—	—	917	—
Restricted stock awards issued	—	—	(332)	—	—	332	—
Stock awards			(11)			113	102
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(363)	—	—	(363)
Common-$0.29 per share	—	—	—	(4,446)	—	—	(4,446)
Balance at June 30, 2022	$17,292	$161	$125,568	$405,019	$(99,725)	$(22,514)	$425,801

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three and six months ended June 30, 2022 and 2021

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2020	$17,328	$161	$125,118	$324,850	$2,128	$(1,222)	$468,363
Comprehensive income:
Net income	—	—	—	20,710	—	—	20,710
Other comprehensive loss, net of tax	—	—	—	—	(12,700)	—	(12,700)
Common stock issued	—	—	3	—	—	298	301
Purchases of common stock for treasury	—	—	—	—	—	(5,963)	(5,963)
Purchases of 8.48% preferred stock	(6)	—	—	—	—	—	(6)
Share-based compensation plans:
Share-based compensation	—	—	216	—	—	—	216
Restricted stock units released	—	—	(446)	—	—	446	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.27 per share	—	—	—	(4,272)	—	—	(4,272)
Balance at March 31, 2021	$17,322	$161	$124,891	$340,923	$(10,572)	$(6,441)	$466,284
Comprehensive income:
Net income	—	—	—	20,200	—	—	20,200
Other comprehensive loss, net of tax	—	—	—	—	4,638	—	4,638
Purchases of common stock for treasury	—	—	—	—	—	(1)	(1)
Purchases of 8.48% preferred stock	(30)	—	(7)	—	—	—	(37)
Share-based compensation plans:
Share-based compensation	—	—	562	—	—	—	562
Restricted stock awards issued	—	—	(223)	—	—	223	—
Stock awards	—	—	30	—	—	88	118
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.27 per share	—	—	—	(4,272)	—	—	(4,272)
Balance at June 30, 2021	$17,292	$161	$125,253	$356,485	$(5,934)	$(6,131)	$487,126

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$30,631	$40,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,218	3,931
Net amortization of premiums on securities	2,736	2,452
Provision (benefit) for credit losses	2,882	(6,603)
Share-based compensation	1,390	778
Deferred income tax expense	(646)	2,333
Proceeds from sale of loans held for sale	18,768	42,767
Originations of loans held for sale	(16,094)	(40,523)
Income on company owned life insurance	(1,702)	(1,350)
Net gain on sale of loans held for sale	(737)	(1,868)
Net loss (gain) on investment securities	15	(71)
Net gain on other assets	(7)	(148)
Noncash restructuring charges against assets	1,269	11
(Increase) decrease in other assets	(14,393)	2,950
Increase (decrease) in other liabilities	53,454	(14,620)
Net cash provided by operating activities	81,784	30,949
Cash flows from investing activities:
Purchases of available for sale securities	(75,269)	(411,641)
Purchases of held to maturity securities	(36,035)	(1,830)
Proceeds from principal payments, maturities and calls on available for sale securities	68,269	70,596
Proceeds from principal payments, maturities and calls on held to maturity securities	36,265	54,288
Proceeds from sales of securities available for sale	6,252	51,891
Net loan originations	(84,329)	(37,523)
Purchases of company owned life insurance, net of proceeds received	(10,011)	(12)
Proceeds from sales of other assets	—	2,459
Purchases of premises and equipment	(3,999)	(6,284)
Cash consideration paid for acquisition, net of cash acquired	—	(759)
Net cash used in investing activities	(98,857)	(278,815)
Cash flows from financing activities:
Net (decrease) increase in deposits	(6,574)	380,854
Net increase (decrease) in short-term borrowings	79,000	(5,300)
Repurchase of preferred stock	—	(43)
Purchases of common stock for treasury	(15,327)	(5,964)
Cash dividends paid to common and preferred shareholders	(9,433)	(9,172)
Net cash provided by financing activities	47,666	360,375
Net increase in cash and cash equivalents	30,593	112,509
Cash and cash equivalents, beginning of period	79,112	93,878
Cash and cash equivalents, end of period	$109,705	$206,387

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Operational, Accounting and Reporting Impacts Related to the COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted the global economy, including our operating footprint of Western and Central New York. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

•
Accounting for Loan Modifications - The CARES Act provided that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 made between March 1, 2020 and January 1, 2022 that would otherwise be categorized as a troubled debt restructuring (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.
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

As of June 30, 2022, the Bank has helped more than 2,900 customers obtain more than $378 million in loans through the PPP and helped customers complete the forgiveness process for approximately $369 million of PPP loans.

The Company had $532.4 million of loans with modifications related to COVID-19 during 2020, with $4.0 million and $46.2 million still on deferral as of June 30, 2022 and December 31, 2021, respectively, and provided payment deferrals for approximately 6,600 borrowers, the majority being consumer indirect loan customers. Less than 1% of our loan customers have active payment deferrals as of June 30, 2022 as the majority of customers whose loans were subject to COVID-19 related deferrals have returned to making regular payments.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the six months ended June 30, 2022 and 2021 (in thousands):

	2022	2021
Supplemental information:
Cash paid for interest	$6,129	$8,148
Cash (refunded) paid for income taxes	(871)	7,100
Noncash investing and financing activities:
Accrued and declared unpaid dividends	4,810	4,638
Common stock issued for acquisition	—	301
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	—	449

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

The Company incurred total pre-tax expense related to the branch closures of approximately $1.7 million, including approximately $0.2 million in employee severance, $0.5 million in lease termination costs and $1.0 million in valuation adjustments on branch facilities. Additional related restructuring charges of $1.3 million were incurred during the three and six months ended June 30, 2022 as a result of property valuation adjustments to write-down certain real estate assets to fair market value based on existing purchase offers and current market conditions.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) RESTRUCTURING CHARGES (Continued)

The following table represents the changes in the restructuring reserve (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$445	$1,161	$445	$1,245
Restructuring charges	1,269	—	1,269	—
Cash payments	(37)	(68)	(37)	(146)
Charges against assets	(1,353)	(5)	(1,353)	(11)
Balance at end of period	$324	$1,088	$324	$1,088

In contemplation of the transactions noted above, certain long-lived assets have met the held for sale criteria as of June 30, 2022. Long lived assets held for sale totaled $1.8 million and $2.6 million as of June 30, 2022 and December 31, 2021, respectively.

(4.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income available to common shareholders	$15,283	$19,834	$29,902	$40,179
Weighted average common shares outstanding:
Total shares issued	16,100	16,100	16,100	16,100
Unvested restricted stock awards	(5)	(6)	(5)	(6)
Treasury shares	(789)	(269)	(655)	(237)
Total basic weighted average common shares outstanding	15,306	15,825	15,440	15,857
Incremental shares from assumed:
Vesting of restricted stock awards	79	88	92	86
Total diluted weighted average common shares outstanding	15,385	15,913	15,532	15,943
Basic earnings per common share	$1.00	$1.25	$1.94	$2.53
Diluted earnings per common share	$0.99	$1.25	$1.93	$2.52

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock option	—	—	—	—
Restricted stock awards	21	1	15	6
Total	21	1	15	6

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2022
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$24,535	$—	$2,345	$22,190
Mortgage-backed securities:
Federal National Mortgage Association	575,815	2	54,832	520,985
Federal Home Loan Mortgage Corporation	430,099	1	52,524	377,576
Government National Mortgage Association	116,934	2	12,413	104,523
Collateralized mortgage obligations:
Federal National Mortgage Association	13,188	—	1,770	11,418
Federal Home Loan Mortgage Corporation	22,734	—	2,773	19,961
Privately issued	—	365	—	365
Total mortgage-backed securities	1,158,770	370	124,312	1,034,828
Total available for sale securities	$1,183,305	$370	$126,657	$1,057,018
Securities held to maturity:
U.S. Government agency and government sponsored enterprises	$16,288	$—	$105	$16,183
State and political subdivisions	105,978	106	5,618	100,466
Mortgage-backed securities:
Federal National Mortgage Association	8,844	4	305	8,543
Federal Home Loan Mortgage Corporation	8,077	—	986	7,091
Government National Mortgage Association	24,641	1	1,156	23,486
Collateralized mortgage obligations:
Federal National Mortgage Association	16,312	—	619	15,693
Federal Home Loan Mortgage Corporation	20,100	—	638	19,462
Government National Mortgage Association	4,698	—	171	4,527
Total mortgage-backed securities	82,672	5	3,875	78,802
Total held to maturity securities	204,938	$111	$9,598	$195,451
Allowance for credit losses - securities	(5)
Total held to maturity securities, net	$204,933
December 31, 2021
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$15,793	$195	$97	$15,891
Mortgage-backed securities:
Federal National Mortgage Association	576,163	6,565	5,242	577,486
Federal Home Loan Mortgage Corporation	430,010	952	6,435	424,527
Government National Mortgage Association	122,266	298	2,082	120,482
Collateralized mortgage obligations:
Federal National Mortgage Association	15,346	26	433	14,939
Federal Home Loan Mortgage Corporation	25,257	—	477	24,780
Privately issued	—	410	—	410
Total mortgage-backed securities	1,169,042	8,251	14,669	1,162,624
Total available for sale securities	$1,184,835	$8,446	$14,766	$1,178,515

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2021 (continued)
Securities held to maturity:
State and political subdivisions	$111,399	$2,412	$300	$113,511
Mortgage-backed securities:
Federal National Mortgage Association	9,275	411	—	9,686
Federal Home Loan Mortgage Corporation	8,706	137	144	8,699
Government National Mortgage Association	27,400	706	2	28,104
Collateralized mortgage obligations:
Federal National Mortgage Association	19,485	368	3	19,850
Federal Home Loan Mortgage Corporation	23,840	565	—	24,405
Government National Mortgage Association	5,481	84	—	5,565
Total mortgage-backed securities	94,187	2,271	149	96,309
Total held to maturity securities	205,586	$4,683	$449	$209,820
Allowance for credit losses - securities	(5)
Total held to maturity securities, net	$205,581

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $2.2 million and $2.1 million as of June 30, 2022 and December 31, 2021, respectively. For held to maturity (“HTM”) debt securities, AIR totaled $733 thousand and $696 thousand as of June 30, 2022 and December 31, 2021, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three months ended June 30, 2022 and 2021, credit loss expense (credit) for HTM investment securities was less than $1 thousand in each period. For the six months ended June 30, 2022 and 2021, credit loss expense (credit) for HTM investment securities was less than $1 thousand and $(1) thousand, respectively.

Investment securities with a total fair value of $815.8 million and $637.6 million at June 30, 2022 and December 31, 2021, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Proceeds from sales	$6,252	$25,216	$6,252	$51,891
Gross realized gains	—	162	—	251
Gross realized losses	15	165	15	180

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2022 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$5,550	$5,535
Due from one to five years	86,194	83,372
Due after five years through ten years	152,838	141,476
Due after ten years	938,723	826,635
Total available for sale securities	$1,183,305	$1,057,018
Debt securities held to maturity:
Due in one year or less	$35,543	$35,602
Due from one to five years	45,992	45,676
Due after five years through ten years	39,273	38,008
Due after ten years	84,130	76,165
Total held to maturity securities	$204,938	$195,451

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2022
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$22,190	$2,345	$—	$—	$22,190	$2,345
Mortgage-backed securities:
Federal National Mortgage Association	407,151	36,437	113,541	18,395	520,692	54,832
Federal Home Loan Mortgage Corporation	225,921	27,154	151,571	25,370	377,492	52,524
Government National Mortgage Association	73,597	8,827	30,773	3,586	104,370	12,413
Collateralized mortgage obligations:
Federal National Mortgage Association	6,206	748	5,212	1,022	11,418	1,770
Federal Home Loan Mortgage Corporation	15,749	1,911	4,212	862	19,961	2,773
Total mortgage-backed securities	728,624	75,077	305,309	49,235	1,033,933	124,312
Total available for sale securities	750,814	77,422	305,309	49,235	1,056,123	126,657
Total temporarily impaired securities	$750,814	$77,422	$305,309	$49,235	$1,056,123	$126,657
December 31, 2021
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$9,438	$97	$—	$—	$9,438	$97
Mortgage-backed securities:
Federal National Mortgage Association	333,489	3,597	61,249	1,645	394,738	5,242
Federal Home Loan Mortgage Corporation	283,965	3,353	110,931	3,082	394,896	6,435
Government National Mortgage Association	108,448	2,082	—	—	108,448	2,082
Collateralized mortgage obligations:
Federal National Mortgage Association	13,364	433	—	—	13,364	433
Federal Home Loan Mortgage Corporation	24,780	477	—	—	24,780	477
Total mortgage-backed securities	764,046	9,942	172,180	4,727	936,226	14,669
Total available for sale securities	773,484	10,039	172,180	4,727	945,664	14,766
Total temporarily impaired securities	$773,484	$10,039	$172,180	$4,727	$945,664	$14,766

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

The total number of available for sale securities positions in the investment portfolio in an unrealized loss position at June 30, 2022 was 207 compared to 116 at December 31, 2021. At June 30, 2022, the Company had positions in 55 investment securities with a fair value of $305.3 million and a total unrealized loss of $49.2 million that had been in a continuous unrealized loss position for more than 12 months. At June 30, 2022, there were a total of 152 securities positions in the Company’s investment portfolio with a fair value of $750.8 million and a total unrealized loss of $77.4 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2021, the Company had a position in 28 investment securities with a fair value of $172.2 million and a total unrealized loss of $4.7 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2021, there were a total of 88 securities positions in the Company’s investment portfolio with a fair value of $773.5 million and a total unrealized loss of $10.0 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of June 30, 2022 and December 31, 2021, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of June 30, 2022, $98.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $7.4 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2021, $105.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $5.8 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating.

As of June 30, 2022 and December 31, 2021, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
June 30, 2022
Commercial business	$610,587	$515	$611,102
Commercial mortgage	1,451,016	(2,864)	1,448,152
Residential real estate loans	561,155	13,629	574,784
Residential real estate lines	72,972	3,136	76,108
Consumer indirect	1,000,252	38,999	1,039,251
Other consumer	14,508	113	14,621
Total	$3,710,490	$53,528	3,764,018
Allowance for credit losses - loans			(42,452)
Total loans, net			$3,721,566
December 31, 2021
Commercial business	$639,368	$(1,075)	$638,293
Commercial mortgage	1,415,486	(2,698)	1,412,788
Residential real estate loans	563,579	13,720	577,299
Residential real estate lines	75,515	3,016	78,531
Consumer indirect	923,052	34,996	958,048
Other consumer	14,355	122	14,477
Total	$3,631,355	$48,081	3,679,436
Allowance for credit losses - loans			(39,676)
Total loans, net			$3,639,760

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $4.3 million and $6.2 million as of June 30, 2022 and December 31, 2021, respectively.

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act established the PPP, an expansion of the SBA’s 7(a) loan program and the EIDL, administered directly by the SBA. The Company had $9.3 million and $57.5 million of PPP loans (included in Commercial business above) as of June 30, 2022 and December 31, 2021, respectively. In addition, the CARES Act provides that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 made between March 1, 2020 and January 1, 2022 that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Accordingly, the Company had $532.4 million of loans with modifications related to COVID-19 during 2020, with loans on deferral as of June 30, 2022 and December 31, 2021 of $4.0 million and $46.2 million, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2022 and December 31, 2021, AIR for loans totaled $13.0 million and $12.7 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
June 30, 2022
Commercial business	$108	$1,392	$—	$1,500	$422	$608,665	$610,587	$369
Commercial mortgage	15	—	—	15	836	1,450,165	1,451,016	806
Residential real estate loans	1,052	129	—	1,181	2,738	557,236	561,155	2,738
Residential real estate lines	97	23	—	120	160	72,692	72,972	160
Consumer indirect	7,668	1,814	—	9,482	2,389	988,381	1,000,252	2,389
Other consumer	94	—	—	94	3	14,411	14,508	3
Total loans, gross	$9,034	$3,358	$—	$12,392	$6,548	$3,691,550	$3,710,490	$6,465
December 31, 2021
Commercial business	$659	$34	$797	$1,490	$602	$637,276	$639,368	$477
Commercial mortgage	69	—	—	69	6,414	1,409,003	1,415,486	781
Residential real estate loans	1,148	141	—	1,289	2,373	559,917	563,579	2,373
Residential real estate lines	18	3	—	21	200	75,294	75,515	200
Consumer indirect	5,706	770	—	6,476	1,780	914,796	923,052	1,780
Other consumer	121	1	—	122	—	14,233	14,355	—
Total loans, gross	$7,721	$949	$797	$9,467	$11,369	$3,610,519	$3,631,355	$5,611

The Company had no PPP loans greater than 90 days past due and still accruing interest as of June 30, 2022 and $797 thousand as of December 31, 2021 (included in Commercial business above). Repayment of PPP loans is 100% secured by guarantees from the SBA.

There were no consumer overdrafts which were past due greater than 90 days as of June 30, 2022 and less than $1 thousand as of December 31, 2021. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the six months ended June 30, 2022 and 2021. Estimated interest income of $288 thousand and $461 for the six months ended June 30, 2022 and 2021, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

There were no loans modified as a TDR during the six months ended June 30, 2022 and 2021. There were no loans modified as a TDR within the previous 12 months that defaulted during the six months ended June 30, 2022 and 2021. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured in a troubled debt restructuring, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. Collateral dependent loans at June 30, 2022 and December 31, 2021 included certain criticized COVID-19 bridge loans not otherwise classified as nonaccrual. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of June 30, 2022 and December 31, 2021 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
June 30, 2022
Commercial business	$205	$974	$1,179	$237
Commercial mortgage	—	22,764	22,764	2,698
Total	$205	$23,738	$23,943	$2,935

December 31, 2021
Commercial business	$326	$993	$1,319	$1,055
Commercial mortgage	—	37,936	37,936	4,716
Total	$326	$38,929	$39,255	$5,771

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2022
Commercial Business
Uncriticized	$54,182	$124,276	$87,077	$35,324	$38,282	$30,569	$231,868	$—	$601,578
Special mention	220	2,342	12	194	140	—	1,185	—	4,093
Substandard	—	41	25	175	562	1,377	3,251	—	5,431
Doubtful	—	—	—	—	—	—	—	—	—
Total	$54,402	$126,659	$87,114	$35,693	$38,984	$31,946	$236,304	$—	$611,102
Commercial Mortgage
Uncriticized	$173,305	$357,855	$295,281	$172,506	$120,731	$254,463	$3,664	$—	$1,377,805
Special mention	—	484	2,370	14,489	195	29,083	—	—	46,621
Substandard	2,862	348	106	83	9,979	10,348	—	—	23,726
Doubtful	—	—	—	—	—	—	—	—	—
Total	$176,167	$358,687	$297,757	$187,078	$130,905	$293,894	$3,664	$—	$1,448,152

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2021
Commercial Business
Uncriticized	$141,925	$91,338	$68,433	$42,631	$24,847	$12,033	$248,338	$—	$629,545
Special mention	—	132	166	44	180	1,344	1,993	—	3,859
Substandard	45	256	169	745	415	49	3,210	—	4,889
Doubtful	—	—	—	—	—	—	—	—	—
Total	$141,970	$91,726	$68,768	$43,420	$25,442	$13,426	$253,541	$—	$638,293
Commercial Mortgage
Uncriticized	$342,483	$339,988	$176,753	$147,247	$128,381	$167,739	$3,712	$—	$1,306,303
Special mention	11,184	2,450	29,759	2,344	8,269	27,635	—	—	81,641
Substandard	1,001	77	2,950	11,607	3,209	6,000	—	—	24,844
Doubtful	—	—	—	—	—	—	—	—	—
Total	$354,668	$342,515	$209,462	$161,198	$139,859	$201,374	$3,712	$—	$1,412,788

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2022
Residential Real Estate Loans
Performing	$36,245	$90,439	$124,169	$80,774	$59,763	$180,656	$—	$—	$572,046
Nonperforming	—	79	175	657	556	1,271	—	—	2,738
Total	$36,245	$90,518	$124,344	$81,431	$60,319	$181,927	$—	$—	$574,784
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$68,620	$7,328	$75,948
Nonperforming	—	—	—	—	—	—	36	124	160
Total	$—	$—	$—	$—	$—	$—	$68,656	$7,452	$76,108
Consumer Indirect
Performing	$308,856	$392,357	$157,720	$79,474	$57,651	$40,804	$—	$—	$1,036,862
Nonperforming	48	1,208	413	339	261	120	—	—	2,389
Total	$308,904	$393,565	$158,133	$79,813	$57,912	$40,924	$—	$—	$1,039,251
Other Consumer
Performing	$3,292	$3,511	$2,806	$1,164	$424	$667	$2,754	$—	$14,618
Nonperforming	—	—	—	3	—	—	—	—	3
Total	$3,292	$3,511	$2,806	$1,167	$424	$667	$2,754	$—	$14,621

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2021
Residential Real Estate Loans
Performing	$92,620	$129,240	$85,876	$65,866	$50,932	$150,392	$—	$—	$574,926
Nonperforming	79	55	225	557	899	558	—	—	2,373
Total	$92,699	$129,295	$86,101	$66,423	$51,831	$150,950	$—	$—	$577,299
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$70,521	$7,810	$78,331
Nonperforming	—	—	—	—	—	—	39	161	200
Total	$—	$—	$—	$—	$—	$—	$70,560	$7,971	$78,531
Consumer Indirect
Performing	$452,601	$206,472	$122,849	$90,998	$51,598	$31,750	$—	$—	$956,268
Nonperforming	417	515	436	230	136	46	—	—	1,780
Total	$453,018	$206,987	$123,285	$91,228	$51,734	$31,796	$—	$—	$958,048
Other Consumer
Performing	$4,422	$3,738	$1,681	$763	$280	$1,044	$2,549	$—	$14,477
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$4,422	$3,738	$1,681	$763	$280	$1,044	$2,549	$—	$14,477

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Allowance for Credit Losses - Loans

The following table sets forth the changes in the allowance for credit losses - loans for the three- and six- month periods ended June 30, 2022 and 2021 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2022
Beginning balance	$10,121	$13,746	$1,852	$425	$14,568	$254	$40,966
Charge-offs	(191)	—	(56)	—	(2,672)	(309)	(3,228)
Recoveries	101	2,018	10	12	2,025	102	4,268
Provision (benefit)	109	(3,700)	334	72	3,411	220	446
Ending balance	$10,140	$12,064	$2,140	$509	$17,332	$267	$42,452
Six months ended June 30, 2022
Beginning balance	$11,099	$14,777	$1,604	$379	$11,611	$206	$39,676
Charge-offs	(242)	—	(56)	—	(5,158)	(685)	(6,141)
Recoveries	189	2,019	15	17	3,961	193	6,394
(Benefit) provision	(906)	(4,732)	577	113	6,918	553	2,523
Ending balance	$10,140	$12,064	$2,140	$509	$17,332	$267	$42,452

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2021
Beginning balance	$12,670	$22,672	$3,109	$482	$10,557	$338	$49,828
Charge-offs	(92)	—	(56)	—	(1,157)	(424)	(1,729)
Recoveries	379	7	59	—	1,583	95	2,123
(Benefit) provision	(1,952)	(1,017)	(813)	(87)	(235)	247	(3,857)
Ending balance	$11,005	$21,662	$2,299	$395	$10,748	$256	$46,365
Six months ended June 30, 2021
Beginning balance	13,580	21,763	3,924	674	12,165	314	52,420
Charge-offs	(178)	(203)	(67)	(70)	(3,570)	(505)	(4,593)
Recoveries	617	7	64	—	3,253	159	4,100
(Benefit) provision	(3,014)	95	(1,622)	(209)	(1,100)	288	(5,562)
Ending balance	$11,005	$21,662	$2,299	$395	$10,748	$256	$46,365

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		June 30,	December 31,
	Balance Sheet Location	2022	2021
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$27,239	$27,063
Accumulated amortization	Other assets	(5,989)	(4,993)
Net book value		$21,250	$22,070

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$23,193	$23,867

The weighted average remaining lease term for operating leases was 24.0 years at June 30, 2022 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.72%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) LEASES (Continued)

The following table represents lease costs and other lease information:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Lease costs:
Operating lease costs	$664	$795	$1,332	$1,475
Variable lease costs (1)	132	90	245	188
Sublease income	(11)	(12)	(23)	(23)
Net lease costs	$785	$873	$1,554	$1,640

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$714	$688	$1,357	$1,349
Right of use assets obtained in exchange for new operating lease liabilities	$100	$3,314	$190	$4,178

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at June 30, 2022 (in thousands):

Twelve months ended June 30,
2023	$1,091
2024	1,769
2025	1,456
2026	1,382
2027	1,299
Thereafter	29,573
Total future minimum operating lease payments	36,570
Amounts representing interest	(13,377)
Present value of net future minimum operating lease payments	$23,193

(1)
Operating lease payments exclude $14.5 million of future minimum lease payments for leases signed but not yet commenced.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $67.1 million as of both June 30, 2022 and December 31, 2021. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	All Other (1)	Total
Balance, December 31, 2021	$48,536	$18,535	$67,071
Acquisitions	—	—	—
Balance, June 30, 2022	$48,536	$18,535	$67,071

(1) All Other includes the SDN, Courier Capital and HNP Capital reporting units

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the decrease in Company stock price in 2022, along with a reduction in the Company's outstanding shares due to share repurchases in 2021 and 2022, a goodwill impairment test was performed in the second quarter of 2022. Based on its qualitative assessment, the Company concluded that it was not more likely than not that goodwill was impaired as of June 30, 2022. Therefore no quantitative assessment was deemed necessary as of June 30, 2022.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,042)	(2,039)
Net book value	$—	$3

Other intangibles:
Gross carrying amount	$14,545	$14,545
Accumulated amortization	(7,719)	(7,219)
Net book value	$6,826	$7,326

Amortization expense for total other intangible assets was $249 thousand and $503 thousand for the three and six months ended June 30, 2022, and $266 thousand and $537 thousand for the three and six months ended June 30, 2021. As of June 30, 2022, the estimated amortization expense of other intangible assets for the remainder of 2022 and each of the next five years is as follows (in thousands):

2022 (remainder of year)	$482
2023	910
2024	838
2025	766
2026	694
2027	623

(9.) OTHER ASSETS

A summary of other assets as of the dates indicated are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Operating lease right of use assets	$21,250	$22,070
Tax credit investments	56,970	57,010
Derivative instruments	38,198	16,504
Collateral on derivative instruments	—	4,640
Other	104,324	72,976
Total other assets	$220,742	$173,200

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the first six months of 2022 and in 2021, such derivatives were used to hedge the variable cash flows associated with short-term borrowings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months. As of June 30, 2022, the Company had one outstanding forward starting interest rate derivative with a notional value of $50.0 million that was designated as a cash flow hedge of interest rate risk. The derivative became effective in April 2022 at a pay fixed strike price of 0.787% and matures April 2027.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $1.2 million will be reclassified as a decrease to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of June 30, 2022 and December 31, 2021 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	June 30, 2022	December 31, 2021	sheet line item	June 30, 2022	December 31, 2021	sheet line item	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Cash flow hedges	$50,000	$50,000	Other assets	$5,048	$1,559	Other liabilities	$—	$—
Total derivatives	$50,000	$50,000		$5,048	$1,559		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	942,004	820,693	Other assets	33,033	14,702	Other liabilities	33,037	14,708
Credit contracts	116,104	106,671	Other assets	—	—	Other liabilities	—	1
Mortgage banking	14,614	18,199	Other assets	117	243	Other liabilities	90	4
Total derivatives	$1,072,722	$945,563		$33,150	$14,945		$33,127	$14,713

(1)
The Company has posted collateral of $40.3 million against its net obligations under these contracts at June 30, 2022, and secured its net obligations under these contracts with $4.0 million in cash at December 31, 2021.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and six months ended June 30, 2022 and 2021 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended June 30,		Six months ended June 30,
Undesignated derivatives	recognized in income	2022	2021	2022	2021
Interest rate swaps	Income from derivative instruments, net	596	(333)	1,358	1,439
Credit contracts	Income from derivative instruments, net	18	(12)	18	36
Mortgage banking	Income from derivative instruments, net	31	(247)	(212)	(192)
Total undesignated		$645	$(592)	$1,164	$1,283

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and six months ended June 30, 2022 and 2021:

	Outstanding	Treasury	Issued
2022
Shares at December 31, 2021	15,745,453	354,103	16,099,556
Restricted stock units released	23,271	(23,271)	—
Treasury stock purchases	(469,647)	469,647	—
Shares at March 31, 2022	15,299,077	800,479	16,099,556
Restricted stock awards issued	11,300	(11,300)	—
Stock awards	3,848	(3,848)	—
Restricted stock units released	31,141	(31,141)
Treasury stock purchases	(11,275)	11,275	—
Shares at June 30, 2022	15,334,091	765,465	16,099,556
2021
Shares at December 31, 2020	16,041,926	57,630	16,099,556
Shares issued for Landmark Group acquisition	12,831	(12,831)	—
Restricted stock units released	18,819	(18,819)	—
Treasury stock purchases	(244,677)	244,677	—
Shares at March 31, 2021	15,828,899	270,657	16,099,556
Restricted stock awards issued	9,350	(9,350)	—
Stock awards	3,680	(3,680)	—
Shares at June 30, 2021	15,841,929	257,627	16,099,556

Share Repurchase Programs

In June 2022, the Company's Board of Directors (the "Board") authorized a share repurchase program for up to 766,447 shares of common stock (the "2022 Share Repurchase Program"). Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. As of June 30, 2022, there were 766,447 shares remaining for repurchase under the 2022 Share Repurchase Program.

In November 2020, the Board authorized a share repurchase program for up to 801,879 shares of common stock (the "2020 Share Repurchase Program"). The 2020 Share Repurchase Program was completed in March 2022. Under the 2020 Share Repurchase Program, 461,191 shares were repurchased at an average price of $31.99 during the three months ended March 31, 2022, and 340,688 shares were repurchased during the year ended December 31, 2021.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the components of other comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2022
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(44,966)	$(11,520)	$(33,446)
Reclassification adjustment for net gains included in net income (1)	41	10	31
Total securities available for sale and transferred securities	(44,925)	(11,510)	(33,415)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	991	254	737
Pension and post-retirement obligations:
Amortization of prior service credit included in income	—	—	—
Amortization of net actuarial loss included in income	64	17	47
Total pension and post-retirement obligations	64	17	47
Other comprehensive loss	$(43,870)	$(11,239)	$(32,631)
Six months ended June 30, 2022
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(119,983)	$(30,741)	$(89,242)
Reclassification adjustment for net gains included in net income (1)	72	18	54
Total securities available for sale and transferred securities	(119,911)	(30,723)	(89,188)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	3,462	887	2,575
Pension and post-retirement obligations:
Amortization of prior service credit included in income	—	—	—
Amortization of net actuarial loss included in income	128	33	95
Total pension and post-retirement obligations	128	33	95
Other comprehensive loss	$(116,321)	$(29,803)	$(86,518)

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

(12.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Three months ended June 30, 2022
Balance at beginning of period	$2,998	$(60,744)	$(9,348)	$(67,094)
Other comprehensive income (loss) before reclassifications	737	(33,446)	—	(32,709)
Amounts reclassified from accumulated other comprehensive income (loss)	—	31	47	78
Net current period other comprehensive income (loss)	737	(33,415)	47	(32,631)
Balance at end of period	$3,735	$(94,159)	$(9,301)	$(99,725)

Six months ended June 30, 2022
Balance at beginning of period	$1,160	$(4,971)	$(9,396)	$(13,207)
Other comprehensive income (loss) before reclassifications	2,575	(89,242)	—	(86,667)
Amounts reclassified from accumulated other comprehensive income (loss)	—	54	95	149
Net current period other comprehensive income (loss)	2,575	(89,188)	95	(86,518)
Balance at end of period	$3,735	$(94,159)	$(9,301)	$(99,725)

Three months ended June 30, 2021
Balance at beginning of period	$1,248	$341	$(12,161)	$(10,572)
Other comprehensive income before reclassifications	(501)	4,954	—	4,453
Amounts reclassified from accumulated other comprehensive (loss) income	—	48	137	185
Net current period other comprehensive income (loss)	(501)	5,002	137	4,638
Balance at end of period	$747	$5,343	$(12,024)	$(5,934)

Six months ended June 30, 2021
Balance at beginning of period	$(316)	$14,743	$(12,299)	$2,128
Other comprehensive (loss) income before reclassifications	1,063	(9,447)	—	(8,384)
Amounts reclassified from accumulated other comprehensive (loss) income	—	47	275	322
Net current period other comprehensive income (loss)	1,063	(9,400)	275	(8,062)
Balance at end of period	$747	$5,343	$(12,024)	$(5,934)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statement of Income
	Three months ended June 30,

	2022	2021
Realized loss on sale of investment securities	$(15)	$(3)	Net (loss) gain on investment securities
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	(26)	(61)	Interest income
	(41)	(64)	Total before tax
	10	16	Income tax expense
	(31)	(48)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	—	—	Salaries and employee benefits
Net actuarial losses (1)	(64)	(185)	Salaries and employee benefits
	(64)	(185)	Total before tax
	17	48	Income tax benefit
	(47)	(137)	Net of tax
Total reclassified for the period	$(78)	$(185)

	Six months ended
	June 30,
	2022	2021
Realized (loss) gain on sale of investment securities	$(15)	$71	Net (loss) gain on investment securities
Amortization of unrealized holding gains on investment securities transferred from available for sale to held to maturity	(57)	(134)	Interest income
	(72)	(63)	Total before tax
	18	16	Income tax expense
	(54)	(47)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	—	1	Salaries and employee benefits
Net actuarial losses (1)	(128)	(371)	Salaries and employee benefits
	(128)	(370)	Total before tax
	33	95	Income tax benefit
	(95)	(275)	Net of tax
Total reclassified for the period	$(149)	$(322)

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below during the six months ended June 30, 2022.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	79,140	$29.35
PSUs	29,324	29.35

The grant-date fair value for the RSUs and PSUs granted during the six months ended June 30, 2022 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The Company awarded grants of PSUs to certain members of management during the six months ended June 30, 2022. Fifty percent of shares subject to each grant that ultimately vest are contingent on achieving specified return on average equity (“ROAE”) targets relative to the market index the MD&C Committee has selected as a peer group for this purpose. These shares will be earned based on the Company’s achievement of a relative ROAE performance requirement, on a percentile basis, compared to the market index over a three-year performance period ending March 16, 2025. The shares earned based on the achievement of the ROAE performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient's continuous service to the Company. The remaining fifty percent of the PSUs that ultimately vest are contingent upon achievement of an average return on average assets ("ROAA") performance requirement over a three-year performance period ending March 16, 2025. The shares earned based on the achievement of the ROAA performance requirement, if any, will vest of the third anniversary of the grant date assuming the recipient's continuous service to the Company. If earned at target level, members of management will receive up to 29,324 shares of our common stock in the aggregate.

The grant-date fair values for both the ROAE and the ROAA portions of PSUs granted during the six months ended June 30, 2022 are equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The following is a summary of restricted stock awards and restricted stock units activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	195,990	$26.56
Granted	119,764	29.08
Vested	(60,362)	26.38
Forfeited	(2,000)	26.56
Outstanding at end of period	253,392	$27.80

At June 30, 2022, there was $4.7 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.23 years.

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Salaries and employee benefits	$760	$383	$1,166	$571
Other noninterest expense	187	179	224	207
Total share-based compensation expense	$947	$562	$1,390	$778

(14.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service cost	$871	$1,049	$1,742	$2,098
Interest cost on projected benefit obligation	647	551	1,294	1,102
Expected return on plan assets	(1,141)	(1,307)	(2,282)	(2,613)
Amortization of unrecognized prior service credit	—	(1)	—	(1)
Amortization of unrecognized net actuarial loss	64	186	128	371
Net periodic benefit expense	$441	$478	$882	$957

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Commitments to extend credit	$1,120,253	$936,298
Standby letters of credit	15,785	24,913

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

Unfunded Commitments

At June 30, 2022 and December 31, 2021, the allowance for credit losses for unfunded commitments totaled $2.2 million and $1.8 million, respectively, and was included in other liabilities on the Company's consolidated statements of financial condition. The credit loss expense (benefit) for unfunded commitments was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Credit loss expense (benefit) for unfunded commitments	$119	$(765)	$360	$(1,040)

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

On September 30, 2021, the Court granted plaintiffs’ motion for class certification and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). There are approximately 5,200 members in the New York classes and 300 members in the Pennsylvania classes. The Company is currently awaiting a ruling from the Superior Court of Pennsylvania on its motion seeking permission to appeal the denial of its motion to dismiss the action for lack of standing. On February 8, 2022, plaintiffs filed a motion for partial summary judgement for most of the relief they seek. The Company filed a cross motion for summary judgement seeking the dismissal of a portion of the class and sought an offset in the form of recoupment which reduces any liability that may be imposed against the Company by the amounts that the borrowers owe to the Bank for failing to repay their motor vehicle loans. At this time, the briefing on the motions for partial summary judgment is complete. Although the Court has indicated a hearing would be held on these motions, it has not been scheduled and the Company has no indication of when or if such a hearing will in fact be held. In addition, on April 25, 2022, the Pennsylvania Supreme Court declared unconstitutional a statute on which the Court may have based jurisdiction in this case. Therefore, on June 27, 2022, the Company has filed a motion for reconsideration of the Court's June 5, 2018 decision overruling the Company's preliminary objections based on lack of personal jurisdiction as to the New York plaintiffs. Plaintiffs have responded to that motion claiming an alternative basis for jurisdiction. Discovery is now ongoing and through a Case Management Order dated February 10, 2022, it must be completed by October 3, 2022. Based on the current schedule, pre-trial motions must be submitted by November 21, 2022, and the case must be ready for trial on March 6, 2023. The Company has not accrued a contingent liability for this matter at this time because, given its defenses, it is unable to conclude whether a liability is probable to occur nor is it able to currently reasonably estimate the amount of potential loss.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2022
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$22,190	$—	$22,190
Mortgage-backed securities	—	1,034,828	—	1,034,828
Other assets:
Hedging derivative instruments	—	5,048	—	5,048
Fair value adjusted through comprehensive income	$—	$1,062,066	$—	$1,062,066
Other assets:
Derivative instruments - interest rate swaps	—	33,033	—	33,033
Derivative instruments - credit contracts	—	—	—	-
Derivative instruments - mortgage banking	—	117	—	117
Other liabilities:
Derivative instruments - interest rate swaps	—	(33,037)	—	(33,037)
Derivative instruments - credit contracts	—	—	—	-
Derivative instruments - mortgage banking	—	(90)	—	(90)
Fair value adjusted through net income	$—	$23	$—	$23
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$4,265	$—	$4,265
Collateral dependent loans	—	—	21,008	21,008
Other assets:
Long-lived assets held for sale	—	—	1,813	1,813
Loan servicing rights	—	—	1,498	1,498
Total	$—	$4,265	$24,319	$28,584

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2022. There were no liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2022.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2022 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$21,008	Appraisal of collateral (1)	Appraisal adjustments (2)	24.7% (3) / 0 - 45%
Loan servicing rights	$1,498	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	14.4% (3)
Long-lived assets held for sale	$1,813	Appraisal of collateral (1)	Appraisal adjustments (2)	11-40%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(16.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the six months ended June 30, 2022 and 2021.

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

	Level in	June 30, 2022		December 31, 2021
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$109,705	$109,705	$79,112	$79,112
Securities available for sale	Level 2	1,057,018	1,057,018	1,178,515	1,178,515
Securities held to maturity, net	Level 2	204,933	195,451	205,581	209,820
Loans held for sale	Level 2	4,265	4,265	6,202	6,202
Loans	Level 2	3,700,558	3,643,397	3,606,276	3,642,351
Loans (1)	Level 3	21,008	21,008	33,484	33,484
Long-lived assets held for sale	Level 3	1,813	1,813	2,560	2,560
Accrued interest receivable	Level 1	15,872	15,872	15,482	15,482
Derivative instruments – cash flow hedges	Level 2	5,048	5,048	1,559	1,559
Derivative instruments – interest rate products	Level 2	33,033	33,033	14,702	14,702
Derivative instruments – credit contracts	Level 2	—	—	—	—
Derivative instruments – mortgage banking	Level 2	117	117	243	243
FHLB and FRB stock	Level 2	15,098	15,098	10,770	10,770
Financial liabilities:
Non-maturity deposits	Level 1	3,837,307	3,837,307	3,905,136	3,905,136
Time deposits	Level 2	983,209	975,166	921,954	920,699
Short-term borrowings	Level 1	109,000	109,000	30,000	30,000
Long-term borrowings	Level 2	74,067	72,519	73,911	77,792
Accrued interest payable	Level 1	1,805	1,805	2,147	2,147
Derivative instruments – cash flow hedges	Level 2	—	—	—	—
Derivative instruments – interest rate products	Level 2	33,037	33,037	14,708	14,708
Derivative instruments – credit contracts	Level 2	—	—	1	1
Derivative instruments – mortgage banking	Level 2	90	90	4	4

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	All Other	Consolidated Totals
June 30, 2022
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	1	6,825	6,826
Total assets	5,529,426	38,772	5,568,198
December 31, 2021
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	3	7,326	7,329
Total assets	5,481,889	38,890	5,520,779

	Banking	All Other (1)	Consolidated Totals
Three months ended June 30, 2022
Net interest income (expense)	$42,658	$(1,061)	$41,597
Provision for credit losses	(563)	—	(563)
Noninterest income	7,701	3,659	11,360
Noninterest expense	(28,892)	(3,995)	(32,887)
Income (loss) before income taxes	20,904	(1,397)	19,507
Income tax (expense) benefit	(4,239)	380	(3,859)
Net income (loss)	$16,665	$(1,017)	$15,648
Six months ended June 30, 2022
Net interest income (expense)	$83,276	$(2,121)	$81,155
Provision for credit losses	(2,882)	—	(2,882)
Noninterest income	14,328	8,354	22,682
Noninterest expense	(54,764)	(8,258)	(63,022)
Income (loss) before income taxes	39,958	(2,025)	37,933
Income tax (expense) benefit	(7,875)	573	(7,302)
Net income (loss)	$32,083	$(1,452)	$30,631

(1) Reflects activity from the acquisitions of assets of Landmark since February 1, 2021 (the date of acquisition) and North Woods since August 2, 2021 (the date of acquisition).

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(17.) SEGMENT REPORTING (Continued)

	Banking	All Other (1)	Consolidated Totals
Three months ended June 30, 2021
Net interest income (expense)	$38,788	$(1,056)	$37,732
Benefit for credit losses	4,622	—	4,622
Noninterest income	6,603	3,587	10,190
Noninterest expense	(23,199)	(3,745)	(26,944)
Income (loss) before income taxes	$26,814	$(1,214)	$25,600
Income tax (expense) benefit	(5,780)	380	(5,400)
Net income (loss)	$21,034	$(834)	$20,200
Six months ended June 30, 2021
Net interest income (expense)	$77,706	$(2,117)	$75,589
Provision for credit losses	6,603	—	6,603
Noninterest income	15,878	7,271	23,149
Noninterest expense	(45,832)	(7,852)	(53,684)
Income (loss) before income taxes	54,355	(2,698)	51,657
Income tax (expense) benefit	(11,815)	1,068	(10,747)
Net income (loss)	$42,540	$(1,630)	$40,910

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
•
We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, and which could dilute our current shareholders or negatively affect the value of our common stock;
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

EXECUTIVE OVERVIEW

Summary of 2022 Second Quarter Results

Net income decreased $4.6 million to $15.6 million for the second quarter of 2022 compared to $20.2 million for the second quarter of 2021. Net income available to common shareholders for the second quarter of 2022 was $15.3 million, or $0.99 per diluted share, compared with $19.8 million, or $1.25 per diluted share, for the second quarter of 2021. Return on average common equity was 14.64% and return on average assets was 1.12% for the second quarter of 2022 compared to 17.34% and 1.52%, respectively, for the second quarter of 2021.

The decrease in net income for the second quarter of 2022 reflected a $563 thousand provision for credit losses as compared to a benefit of $4.6 million in the second quarter of 2021. Loan loss provision returned to a more normalized level in 2022, excluding a $2.0 million commercial loan recovery recognized in the second quarter, due to the impact of qualitative factors reflecting economic uncertainty associated with higher interest rates and global political unrest, partially offset by lower net charge-offs, national unemployment trends and a reduction in overall specific reserve levels. Also contributing to the decrease in net income was a $5.9 million increase in noninterest expense, including $1.3 million of restructuring charges related to the current period fair value adjustments on five locations closed in 2020.

Net interest income totaled $41.6 million in the second quarter of 2022, an increase of $3.9 million compared to $37.7 million in the second quarter of 2021. Average interest-earning assets for the second quarter of 2022 were $273.8 million higher than the second quarter of 2021 due to a $359.2 million increase in average investment securities, and a $103.5 million increase in average loans, partially offset by a $188.9 million decrease in the average balance of Federal Reserve interest-earning cash.

The provision for credit losses - loans was $446 thousand in the second quarter of 2022 compared to a benefit of $3.9 million in the second quarter of 2021. Net recoveries during the recent quarter were $1.0 million compared to $394 thousand in the second quarter of 2021. During the second quarter of 2022, we recovered $2.0 million in connection with the pay-off of a commercial loan that was downgraded to non-performing status with a partial charge-off in the fourth quarter of 2021. Net recoveries expressed as an annualized percentage of average loans outstanding was 0.11% during the second quarter of 2022 compared to 0.04% during the second quarter of 2021. See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision (benefit) for credit losses - loans and net charge-offs.

Noninterest income totaled $11.4 million in the second quarter of 2022, compared to $10.2 million in the second quarter of 2021. The increase in noninterest income for the second quarter of 2022 was primarily due to increases in income from derivative instruments, net. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed during the quarter combined with the impact of changes in the fair market value of borrower-facing trades.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest expense totaled $32.9 million in the second quarter of 2022, compared to $26.9 million in the second quarter of 2021. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits expense, computer and data processing expense, restructuring charges, occupancy and equipment expense, and other expenses. The increase in salaries and employee benefits was primarily the result of investments in personnel, higher stock-based compensation expense, annual merit increases, along with wage pressures driven by the current competitive labor market. Computer and data processing expense increased as a result of our strategic investment in technology, including digital banking initiatives, a customer relationship management solution across all business lines, and Banking as a Service initiatives. In the second quarter of 2022, restructuring charges of $1.3 million were recognized in connection with the write-down of real estate assets to fair market value based upon existing purchase offers and current market conditions for five locations that were closed in the second half of 2020. The increase in occupancy and equipment expense was due to the purchase of laptop computers to support our flexible work model and repairs and maintenance in the branch network. The increase in other expense was due to a number of factors, including inflation and the outsourcing of certain functions previously handled internally. The increases are also partly attributable to the impacts of the pandemic receding as we began to see a return to normal activities in areas such as training, conferences, travel and entertainment.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 10.29%, and 12.75%, respectively, at June 30, 2022. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

On June 13, 2022, we announced a stock repurchase program for up to 766,447 shares of our common stock, or approximately 5% of our then outstanding common shares. Shares may be repurchased in open market transactions and pursuant to any trading plan adopted in accordance with Rule 10b5-1 for the Securities Exchange Act of 1934. The timing and number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate us to purchase any shares and it may be extended, modified, or discontinued at any time. No shares have been repurchased to-date under this program.

Operational, Accounting and Reporting Impacts Related to the COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted the global economy, including our operating footprint of Western and Central New York. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

•
Accounting for Loan Modifications - The CARES Act provided that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 made between March 1, 2020 and January 1, 2022 that would otherwise be categorized as a troubled debt restructuring (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.
•
Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. On December 27, 2020, the Consolidated Appropriations Act, 2021 provided approximately $284 billion for PPP loans in an additional round of funding under the program and extended the PPP through March 31, 2021. This additional round of PPP loan funding was authorized for first-time borrowers and for second draws for certain borrowers who previously received PPP loans. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extended the program to May 31, 2021.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

•
Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

We helped more than 2,900 customers obtain more than $378 million in loans through the PPP. We have helped customers complete the forgiveness process for approximately $369 million of these PPP loans.

We had $532.4 million of loans with modifications related to COVID-19 during 2020, with $4.0 million and $46.2 million still on deferral as of June 30, 2022 and December 31, 2021, respectively. We have provided payment deferrals for approximately 6,600 borrowers, the majority being consumer indirect loan customers. Less than 1% of our loan customers have active payment deferrals as of June 30, 2022 as the majority of customers whose loans were subject to COVID-19 related deferrals have returned to making regular payments.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 79% and 78% of revenue during the three and six months ended June 30, 2022, respectively. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

We use interest rate spread and net interest margin to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest-earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (“net free funds”), principally noninterest-bearing demand deposits and shareholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt investment securities is computed on a taxable equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest income per consolidated statements of income	$45,276	$40,952	$87,627	$82,225
Adjustment to fully taxable equivalent basis	147	169	293	353
Interest income adjusted to a fully taxable equivalent basis	45,423	41,121	87,920	82,578
Interest expense per consolidated statements of income	3,679	3,220	6,472	6,636
Net interest income on a taxable equivalent basis	$41,744	$37,901	$81,448	$75,942

Analysis of Net Interest Income for the Three Months Ended June 30, 2022 and 2021

Net interest income on a taxable equivalent basis for the three months ended June 30, 2022, was $41.7 million, an increase of approximately $3.8 million versus the comparable quarter last year of $37.9 million. The increase in net interest income was primarily due to an increase in average investment securities of $359.2 million, or 34%, and an increase in average loans of $103.5 million, or 3%, as well as the impact of the interest rate increases in 2022 having a positive impact on yields. Average PPP loans, net of deferred fees were $21.6 million for the three months ended June 30, 2022 compared to $40.3 million for the three months ended June 30, 2021. Revenue related to PPP loans was $262 thousand lower in the second quarter of 2022 than the second quarter of 2021. PPP loan balances are significantly lower in 2022 as a result of loan forgiveness.

Our net interest margin for the second quarter of 2022 was 3.19%, 13-basis points higher than 3.06% for the same period in 2021. This comparable period improvement was primarily due to the impact of the interest rate increases that have occurred in 2022 and a decrease in the level of Federal Reserve interest earning cash in comparison to the prior year.

For the second quarter of 2022, the average yield on average interest earning assets of 3.47% was 16-basis points higher than the second quarter of 2021 of 3.31% due to the increase in market interest rates. Loan yields increased 15-basis points during the second quarter of 2022 to 4.13% from 3.98% for the same period in 2021. The average yield on investment securities increased 5-basis points during the second quarter of 2022 to 1.82% from 1.77% for the same period in 2021. Overall, a favorable volume variance increased interest income by $2.8 million during the second quarter of 2022, and the interest earning asset rate changes increased interest income by $1.5 million which collectively drove a $4.3 million increase in interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Average interest-earning assets were $5.25 billion for the second quarter of 2022 compared to $4.97 billion for the second quarter of 2021, an increase of $273.8 million, or 6%, from the comparable quarter last year, with average securities up $359.2 million from $1.06 billion to $1.42 billion and average loans up $103.5 million from $3.67 billion to $3.77 billion. Securities represented 27.0% of average interest-earning assets during the second quarter of 2022 compared to 21.3% during the second quarter of 2021. The increase in investment securities is due to the redeployment of excess liquidity intended to benefit interest income with the intent of reducing net interest margin compression relative to interest earned on federal funds sold and interest-earning deposits. Loans comprised 71.9% of average interest-earning assets during the second quarter of 2022 compared to 73.7% during the second quarter of 2021. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. The average yield on average loans was 4.13% for the second quarter of 2022, an increase of 15-basis points compared to 3.98% for the comparable quarter in 2021 due to the impact of the interest rate increases that have occurred in 2022. An increase in the volume of average loans resulted in a $1.3 million increase in interest income and a $1.2 million increase due to the favorable rate variance.

The average cost of average interest-bearing liabilities of 0.37% in the second quarter of 2022 compared to 0.35% in the second quarter of 2021, was 2-basis points higher and the average cost of average interest-bearing deposits increased one basis points from 0.24% to 0.25%.

Average interest-bearing liabilities were $3.95 billion for the second quarter of 2022, compared to $3.71 billion for the second quarter of 2021, an increase of $236.0 million, or 6%. On average, interest-bearing deposits grew $141.5 million from $3.64 billion for the second quarter of 2021 to $3.78 billion for the current quarter. The increase in average deposits was primarily due to growth in non-public, public, and brokered deposits, partially offset by a decline in reciprocal deposits. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in a $458 thousand increase in interest expense during the second quarter of 2022, primarily due to the overall higher rate market conditions.

Analysis of Net Interest Income for the Six Months Ended June 30, 2022 and 2021

Net interest income on a taxable equivalent basis for the six months ended June 30, 2022, was $81.4 million, an increase of $5.5 million versus the comparable quarter last year of $75.9 million. The increase in net interest income was primarily due to an increase in average investment securities of $431.9 million, or 43.8% compared to the six months ended June 30, 2021, an $86.7 million increase in average loans, and a decrease in interest expense of $164 thousand. The decrease in interest expense was primarily the result of continued repricing of time deposits at lower rates throughout 2021 and into 2022. Average PPP loans, net of deferred fees were $30.9 million for the six months ended June 30, 2022 compared to $240.2 million for the six months ended June 30, 2021. Revenue related to PPP loans was $3.8 million lower in the first six months of 2022 than the first six months of 2021. PPP loan balances are significantly lower in 2022 as a result of loan forgiveness and repayment process.

Our net interest margin for the six months ended June 30, 2022 was 3.15%, two basis points lower than 3.17% for the same period in 2021. This comparable period decrease was a combination of a one basis point decrease in the interest rate spread and a one basis point decrease in the contribution of interest-free funds. The lower interest rate spread was a result of a five basis point decrease in the average yield on average interest-earning assets and a four basis point decrease in the average cost of average interest-bearing liabilities.

For the six months ended June 30, 2022, the average yield on average interest earning assets of 3.40% was five basis points lower than the six months ended June 30, 2021 of 3.45%. The average loan yield remained consistent at 4.05% for the six months ended June 30, 2022 and 2021. The average yield on investment securities decreased five basis points during the six months ended June 30, 2022, to 1.78% from 1.83% for the comparable six month period last year. Overall, volume variances in average interest-earning assets and average interest-bearing liabilities increased net interest income by $4.9 million during the six months ended June 30, 2022, while the interest-bearing deposit rate changes decreased interest expense by $617 thousand which, along with other rate/yield variances, drove a $568 thousand increase in net interest income.

Average interest-earning assets were $5.21 billion for the six months ended June 30, 2022 compared to $4.82 billion for the six months ended June 30, 2021, an increase of $384.6 million, or 8.0%, from the comparable six month period last year, with average securities up $431.9 million from $986.1 million to $1.42 billion and average loans up $86.7 million from $3.65 billion to $3.74 billion. Securities represented 27.7% of average interest-earning assets during the six months ended June 30, 2022 compared to 20.4% during the six months ended June 30, 2021. The increase in investment securities was due to the redeployment of excess liquidity intended to benefit interest income with the intent of reducing net interest margin compression versus federal funds sold and interest-earning deposits. Loans comprised 71.8% of average interest-earning assets during the six months ended June 30, 2022 compared to 75.7% during the six months ended June 30, 2021. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. An increase in the volume of average loans resulted in a $2.1 million increase in interest income, which was partially offset by a $407 thousand decrease in interest income due to changes in interest rates.

The average cost of average interest-bearing liabilities was 0.33% in the six months ended June 30, 2022 compared to 0.37% in the six months ended June 30, 2021 and the average cost of average interest-bearing deposits decreased three basis points from 0.25% to 0.22%.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Average interest-bearing liabilities of $3.92 billion in the six months ended June 30, 2022 were $339.3 million, or 9.5%, higher than the six months ended June 30, 2021. On average, interest-bearing deposits grew $279.9 million from $3.51 billion to $3.79 billion, and noninterest-bearing demand deposits (a principal component of net free funds) were up $22.6 million from $1.07 billion to $1.09 billion. The increase in average deposits was primarily due to growth in non-public and public demand deposits and an increase in reciprocal deposit programs. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in a $164 thousand decrease in interest expense during the six months ended June 30, 2022, primarily due to the lag in the re-pricing of time deposits, which resulted in higher interest expense in the prior year than current year despite the recent interest rate increases experienced in 2022.

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (dollars in thousands). Average balances were derived from daily balances.

	Three months ended June 30,
	2022			2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$60,429	$109	0.72%	$249,312	$61	0.10%
Investment securities (1):
Taxable	1,307,507	5,746	1.76	925,649	3,863	1.67
Tax-exempt (2)	108,558	694	2.56	131,249	804	2.45
Total investment securities	1,416,065	6,440	1.82	1,056,898	4,667	1.77
Loans:
Commercial business	626,574	6,568	4.20	791,412	7,006	3.55
Commercial mortgage	1,429,910	15,020	4.21	1,302,136	12,914	3.98
Residential real estate loans	576,990	4,821	3.34	595,925	5,088	3.42
Residential real estate lines	76,730	671	3.51	82,926	711	3.44
Consumer indirect	1,045,720	11,422	4.38	878,884	10,282	4.69
Other consumer	14,183	372	10.49	15,356	392	10.23
Total loans (3)	3,770,107	38,874	4.13	3,666,639	36,393	3.98
Total interest-earning assets	5,246,601	45,423	3.47	4,972,849	41,121	3.31
Less: Allowance for credit losses	(42,292)			(52,048)
Other noninterest-earning assets	393,908			419,944
Total assets	$5,598,217			$5,340,745
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$938,995	292	0.12%	$842,832	301	0.14%
Savings and money market	1,882,998	1,098	0.23	1,856,659	862	0.19
Time deposits	954,862	976	0.41	935,885	1,002	0.43
Total interest-bearing deposits	3,776,855	2,366	0.25	3,635,376	2,165	0.24
Short-term borrowings	94,242	252	1.07	—	—	—
Long-term borrowings	74,019	1,061	5.73	73,709	1,055	5.73
Total borrowings	168,261	1,313	3.13	73,709	1,055	5.73
Total interest-bearing liabilities	3,945,116	3,679	0.37	3,709,085	3,220	0.35
Noninterest-bearing demand deposits	1,098,084			1,091,490
Other noninterest-bearing liabilities	119,093			63,984
Shareholders’ equity	435,924			476,186
Total liabilities and shareholders’ equity	$5,598,217			$5,340,745
Net interest income (tax-equivalent)		$41,744			$37,901
Interest rate spread			3.10%			2.96%
Net earning assets	$1,301,485			$1,263,764
Net interest margin (tax-equivalent)			3.19%			3.06%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.99%			134.07%

MANAGEMENT'S DISCUSSION AND ANALYSIS

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

(3) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	Three months ended June 30,
	2022	2021
Commercial business	$737	$1,531
Commercial mortgage	607	440
Residential real estate loans	(459)	(556)
Residential real estate lines	(81)	(99)
Consumer indirect	(591)	(408)
Other consumer	4	(1)
Total	$217	$907

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2022			2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$52,538	$127	0.49%	$186,526	$88	0.10%
Investment securities (1):
Taxable	1,308,310	11,233	1.72	849,428	7,359	1.73
Tax-exempt (2)	109,686	1,389	2.53	136,698	1,679	2.46
Total investment securities	1,417,996	12,622	1.78	986,126	9,038	1.83
Loans:
Commercial business	627,241	12,572	4.04	795,119	15,419	3.91
Commercial mortgage	1,430,916	28,557	4.02	1,293,262	25,159	3.92
Residential real estate loans	578,994	9,642	3.33	599,376	10,348	3.45
Residential real estate lines	77,167	1,350	3.53	85,290	1,456	3.44
Consumer indirect	1,007,791	22,297	4.46	860,978	20,270	4.75
Other consumer	14,356	753	10.57	15,760	800	10.24
Total loans (3)	3,736,465	75,171	4.05	3,649,785	73,452	4.05
Total interest-earning assets	5,206,999	87,920	3.40	4,822,437	82,578	3.45
Less: Allowance for credit losses	(41,548)			(53,018)
Other noninterest-earning assets	413,920			424,360
Total assets	5,579,371			$5,193,779
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$931,253	$575	0.12%	$817,058	$557	0.14%
Savings and money market	1,915,344	1,884	0.20	1,790,983	1,752	0.20
Time deposits	941,448	1,612	0.35	900,103	2,091	0.47
Total interest-bearing deposits	3,788,045	4,071	0.22	3,508,144	4,400	0.25
Short-term borrowings	59,649	280	0.95	585	119	41.07
Long-term borrowings	73,980	2,121	5.73	73,673	2,117	5.75
Total borrowings	133,629	2,401	3.62	74,258	2,236	6.02
Total interest-bearing liabilities	3,921,674	6,472	0.33	3,582,402	6,636	0.37
Noninterest-bearing demand deposits	1,090,835			1,068,240
Other noninterest-bearing liabilities	103,128			70,705
Shareholders’ equity	463,734			472,432
Total liabilities and shareholders’ equity	$5,579,371			$5,193,779
Net interest income (tax-equivalent)		$81,448			$75,942
Interest rate spread			3.07%			3.08%
Net earning assets	$1,285,325			$1,240,035
Net interest margin (tax-equivalent)			3.15%			3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.77%			134.61%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

MANAGEMENT'S DISCUSSION AND ANALYSIS

(3) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	Six months ended June 30,
	2022	2021
Commercial business	$1,706	$4,447
Commercial mortgage	983	694
Residential real estate loans	(963)	(1,070)
Residential real estate lines	(154)	(202)
Consumer indirect	(1,016)	(732)
Other consumer	9	(1)
Total	$565	$3,136

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands). No out-of-period adjustments were included in the rate/volume analysis.

	Three months ended June 30, 2022 vs. 2021			Six months ended June 30, 2022 vs. 2021
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(77)	$125	$48	$(102)	$141	$39
Investment securities:
Taxable	1,668	215	1,883	3,941	(67)	3,874
Tax-exempt	(144)	34	(110)	(341)	51	(290)
Total investment securities	1,524	249	1,773	3,600	(16)	3,584
Loans:
Commercial business	(1,602)	1,164	(438)	(3,350)	503	(2,847)
Commercial mortgage	1,314	792	2,106	2,734	664	3,398
Residential real estate loans	(160)	(107)	(267)	(346)	(360)	(706)
Residential real estate lines	(54)	14	(40)	(141)	35	(106)
Consumer indirect	1,856	(716)	1,140	3,302	(1,275)	2,027
Other consumer	(31)	10	(21)	(73)	26	(47)
Total loans	1,323	1,157	2,480	2,126	(407)	1,719
Total interest income	2,770	1,531	4,301	5,624	(282)	5,342
Interest expense:
Deposits:
Interest-bearing demand	32	(41)	(9)	74	(56)	18
Savings and money market	12	224	236	122	10	132
Time deposits	20	(46)	(26)	92	(571)	(479)
Total interest-bearing deposits	64	137	201	288	(617)	(329)
Short-term borrowings	252	—	252	389	(228)	161
Long-term borrowings	4	1	5	9	(5)	4
Total borrowings	256	1	257	398	(233)	165
Total interest expense	320	138	458	686	(850)	(164)
Net interest income	$2,450	$1,393	$3,843	$4,938	$568	$5,506

Provision/Benefit for Credit Losses

The provision for credit losses for the three and six months ended June 30, 2022 was $0.6 million and $2.9 million, respectively, compared to benefit for credit losses of $4.6 million and $6.6 million for the corresponding periods in 2021. Included in the second quarter of 2022 was a $2.0 million recovery in connection with the pay-off of a commercial loan that was downgraded to non-performing status with a partial charge-off in the second quarter of 2021. Loan loss provision returned to a more normalized level in 2022, excluding the commercial loan recovery recognized this quarter, due to the impact of qualitative factors reflecting economic uncertainty associated with higher interest rates and global political unrest, partially offset by low net charge-offs, national unemployment trends and a reduction in overall specific reserve levels. The benefits in 2021 were due to improvement in the national unemployment forecast following the initial impact of the COVID-19 pandemic, the designated loss driver for our current expected credit loss ("CECL") model, and positive trends in qualitative factors, resulting in a release of credit loss reserves.

See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service charges on deposits	$1,437	$1,287	$2,806	$2,579
Insurance income	1,234	1,147	3,331	2,543
Card interchange income	2,103	2,194	4,055	4,152
Investment advisory	2,906	2,886	5,947	5,658
Company owned life insurance	869	693	1,702	1,350
Investments in limited partnerships	242	238	1,037	1,093
Loan servicing	135	91	244	188
Income (loss) from derivative instruments, net	645	(592)	1,164	1,283
Net gain on sale of loans held for sale	828	790	737	1,868
Net (loss) gain on investment securities	(15)	(3)	(15)	71
Net gain on other assets	7	153	7	148
Net (loss) gain on tax credit investments	(92)	276	(319)	191
Other	1,061	1,030	1,986	2,025
Total noninterest income	$11,360	$10,190	$22,682	$23,149

Insurance income increased $87 thousand, or 8%, to $1.2 million for the second quarter of 2022 compared to $1.1 million for the second quarter of 2021. For the first six months of 2022, insurance income increased $788 thousand, or 31%, to $3.3 million compared to $2.5 million for the first six months of 2021. The increase was driven by the two 2021 bolt on acquisitions (North Woods in August 2021 and Landmark in February 2021), growth in the legacy SDN business, including the impact of increasing insurance premiums, and higher contingent revenues in 2022.

Company owned life insurance income increased $176 thousand, or 25%, to $869 thousand for the second quarter of 2022 compared to $693 thousand for second quarter of 2021. For the first six months of 2022, company owned life insurance income increased $352 thousand, or 26% to $1.7 million compared to $1.4 million for the first six months of 2021. We made additional investments in company-owned life insurance of $20.0 million in the third quarter of 2021 to take advantage of attractive tax-equivalent yields and partially offset employee benefit expenses.

Income (loss) from derivative instruments, net, increased $1.2 million, or 209%, to income of $645 thousand for the second quarter of 2022 compared to a loss of $592 thousand for the second quarter of 2021. For the first six months of 2022, income from derivative instruments, net decreased $119 thousand, or 9%, to $1.2 million compared to $1.3 million for the first six months of 2021. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed during the period combined with the impact of changes in the fair market value of borrower-facing trades.

Net gain on sale of loans held for sale was $828 thousand for the second quarter of 2022 compared to $790 thousand for the second quarter of 2021. For the first six months of 2022, net gain on sale of loans held for sale was $737 thousand compared to $1.9 million for the first six months of 2021. Included in the second quarter of 2022 was a gain of $586 thousand related to the sale of a $31.2 million portfolio of indirect loans. Sales volumes and margins for residential loans have moderated in 2022, following historically high levels in 2021 as a result of the rising interest rate environment.

Net (loss) gain on tax credit investments was a net loss of $92 thousand for the second quarter of 2022, compared to a $276 thousand net gain for the second quarter of 2021. For the first six months of 2022, net (loss) gain on tax credit investments was a net loss of $319 thousand compared to a $191 thousand net gain for the first six months of 2021. These losses include the amortization of tax credit investments, partially offset by New York investment tax credits that are refundable and recorded in noninterest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Salaries and employee benefits	$16,966	$14,519	$33,582	$28,984
Occupancy and equipment	4,015	3,286	7,771	6,668
Professional services	1,269	1,603	2,925	3,498
Computer and data processing	4,573	3,460	8,552	6,581
Supplies and postage	469	430	1,010	914
FDIC assessments	621	480	1,134	1,245
Advertising and promotions	406	436	786	760
Amortization of intangibles	249	266	503	537
Restructuring charges	1,269	-	1,269	-
Other	3,050	2,464	5,490	4,497
Total noninterest expense	$32,887	$26,944	$63,022	$53,684

Salaries and employee benefits expense increased $2.4 million, or 17%, to $17.0 million for the second quarter of 2022 compared to $14.5 million for the second quarter of 2021. For the first six months of 2022, salaries and employee benefits expense increased $4.6 million, or 16%, to $33.6 million compared to $29.0 million for the first six months of 2021. The increase in salaries and employee benefits expense was primarily the result of investments in personnel, higher stock-based compensation expense, and annual merit increases, along with wage pressures driven by the current competitive labor market.

Occupancy and equipment expense increased $0.7 million, or 22%, to $4.0 million for the second quarter of 2022 compared to $3.3 million for the second quarter of 2021. For the first six months of 2022, occupancy and equipment expense increased $1.1 million, or 17%, to $7.8 million compared to $6.7 million for the first six months of 2021. The increase in occupancy and equipment expense in 2022 was primarily due to the purchase of laptop computers in the second quarter of 2022 to support our flexible work model, as well as repairs and maintenance in the branch network.

Professional services expense decreased $334 thousand, or 20.8%, to $1.3 million for the second quarter of 2022 compared to $1.6 million for the second quarter of 2021. For the first six months of 2022, professional services expense decreased $573 thousand, or 16.4%, to $2.9 million compared to $3.5 million for the first six months of 2021. The decrease in professional services expense was primarily as a result of higher expense incurred in the prior year for enterprise standardization expense and miscellaneous consulting fees.

Computer and data processing expense increased $1.1 million, or 32%, to $4.6 million for the second quarter of 2022 compared to $3.5 million for the second quarter of 2021. For the first six months of 2022, computer and data processing expense increased $2.0 million, or 30%, to $8.6 million compared to $6.6 million for the first six months of 2021. The increase was a result of our strategic investment in technology, including digital banking initiatives, a customer relationship management solution across all lines of business, and Banking as a Service (BaaS) initiatives.

Restructuring charges of $1.3 million were recognized in the second quarter of 2022 in connection with the write-down of real estate assets to fair market value based upon existing purchase offers and current market conditions for five locations that were closed in the second half of 2020.

Other expense increased $0.6 million, or 24%, to $3.1 million for the second quarter of 2022 compared to $2.5 million for the second quarter of 2021. For the first six months of 2022, other expense increased $1.0 million, or 22%, to $5.5 million compared to $4.5 million for the first six months of 2021. The increase was due to a combination of factors, including inflation and the outsourcing of certain functions previously handled internally, as well as a return to more normal expense levels post-pandemic in areas, such as, training, conferences, travel and entertainment.

Our efficiency ratio for the first six months of 2022 was 60.51% compared with 54.22% for the first six months of 2021. The higher efficiency ratio was primarily the result of an increase in noninterest expense in 2022 as described above, coupled with the $3.8 million decline in PPP revenue in 2022 versus 2021. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Income Taxes

For the three and six months ended June 30, 2022, we recorded income tax expense of $3.9 million and $7.3 million, respectively, versus $5.4 million and $10.7 million for the same periods in the prior year. In the second quarter of 2022, we recognized federal and state tax benefits related to tax credit investments placed in service resulting in a reduction in income tax expense of $426 thousand, versus $424 thousand for the same period in the prior year. The six months ended June 30, 2022 and 2021 also included related benefits of $1.0 million and $668 thousand, respectively.

During the second quarter of 2021, New York State enacted legislation that temporarily increases the corporate tax rate from 6.5% to 7.25% for taxable years beginning in 2021 through 2023 for taxpayers with New York State income over $5.0 million. This rate change did not result in a material impact to our tax provision.

Our effective tax rates for the three and six months ended June 30, 2022 were 19.8% and 19.2%, respectively, versus 21.1% and 20.8% for the same periods in the prior year. The increase in effective tax rates was the result of lower pre-tax earnings in comparison to the prior year. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on Company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2022 and 2021 reflects the New York State tax benefit generated by our real estate investment trust.

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$24,535	$22,190	$15,793	$15,891
Mortgage-backed securities:
Agency mortgage-backed securities	1,158,770	1,034,828	1,169,042	1,162,214
Non-Agency mortgage-backed securities	—	—	—	410
Total available for sale securities	1,183,305	1,057,018	1,184,835	1,178,515
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	16,288	16,183	—	—
State and political subdivisions	105,978	100,466	111,399	113,511
Mortgage-backed securities	82,672	78,802	94,187	96,309
Total held to maturity securities	204,938	195,451	205,586	209,820
Allowance for credit losses – securities	(5)		(5)
Total held to maturity securities, net	204,933		205,581
Total investment securities	$1,388,238	$1,252,469	$1,390,416	$1,388,335

Our available for sale (“AFS”) investment securities portfolio decreased $1.5 million from December 31, 2021 to June 30, 2022. Our primary investment strategy for the past several quarters has been to deploy excess liquidity into cash flowing agency mortgage-backed securities, reallocating excess Federal Reserve cash balances into securities demonstrating higher yields; however, activity has slowed as a portion of the cash flow from the portfolio was utilized to fund loan originations during the second quarter of 2022. The AFS portfolio had a net unrealized loss of $126.3 million at June 30, 2022 and $6.3 million at December 31, 2021, respectively. The decline in the portfolio balance was largely driven by a decrease in the market value of the portfolio, due to rising interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of June 30, 2022. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	0.00%	$15,000	1.69%	$9,535	1.90%	$—	—	$24,535	1.77%
Mortgage-backed securities	5,550	2.27	71,194	2.63	143,303	1.82	938,723	1.65	1,158,770	1.73
	5,550	2.27	86,194	2.46	152,838	1.82	938,723	1.65	1,183,305	1.74
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	0.00%	$—	0.00%	$16,288	3.22%	$—	0.00%	$16,288	3.22%
State and political subdivisions	33,317	2.04	45,992	1.85	5,004	1.62	21,665	2.44	105,978	2.02
Mortgage-backed securities	2,226	2.23	—	—	17,981	2.40	62,465	2.58	82,672	2.53
	35,543	2.05	45,992	1.85	39,273	2.64	84,130	2.54	204,938	2.32
Total investment securities	$41,093	2.08%	$132,186	2.25%	$192,111	1.99%	$1,022,853	1.73%	$1,388,243	1.82%

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the six months ended June 30, 2022 and 2021 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

MANAGEMENT'S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (dollars in thousands).

	Loan Portfolio Composition
	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Commercial business	$611,102	16.2%	$638,293	17.3%
Commercial mortgage	1,448,152	38.5	1,412,788	38.4
Total commercial	2,059,254	54.7	2,051,081	55.7
Residential real estate loans	574,784	15.3	577,299	15.7
Residential real estate lines	76,108	2.0	78,531	2.2
Consumer indirect	1,039,251	27.6	958,048	26.0
Other consumer	14,621	0.4	14,477	0.4
Total consumer	1,704,764	45.3	1,628,355	44.3
Total loans	3,764,018	100.0%	3,679,436	100.0%
Less: Allowance for credit losses – loans	42,452		39,676
Total loans, net	$3,721,566		$3,639,760

Total loans increased $84.6 million to $3.76 billion at June 30, 2022 from $3.68 billion at December 31, 2021. The increase in loans was primarily attributable to our organic growth initiatives.

Total commercial loans increased $8.2 million during the six months ended June 30, 2022 and represented 54.7% of total loans as of June 30, 2022. The increase was primarily a result of our continued commercial business development efforts. PPP loans, net of deferred fees, were $8.9 million and $55.3 million at June 30, 2022 and December 31, 2021, respectively, and are included in our commercial business loans. PPP loan balances were significantly lower in 2022 as a result of the PPP loan forgiveness and repayment process. We expect the PPP loan balances will continue to decline as loans are forgiven by the SBA.

Total consumer loans increased $76.4 million to $1.70 billion and represented 45.3% of total loans as of June 30, 2022. During the first six months of 2022, we originated $304.6 million in indirect automobile loans with a mix of approximately 27% new automobile and 73% used automobile. During the first six months of 2021, we originated $230.0 million in indirect automobile loans with a mix of approximately 28% new automobile and 72% used automobile loans. Origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions. Growth in the consumer indirect portfolio in the current period was primarily a result of increased customer demand for automobiles with the Company well-positioned to take advantage of the market opportunity given our deep history and experience in this line of business.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $4.3 million and $6.2 million as of June 30, 2022 and December 31, 2021, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $361.8 million and $272.7 million as of June 30, 2022 and December 31, 2021, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Credit Losses - Loans

The following table summarizes the activity in the allowance for credit losses - loans for the periods indicated (dollars in thousands).

	Credit Loss - Loans Analysis
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Allowance for credit losses - loans, beginning of period	$40,966	$49,828	$39,676	$52,420
Net charge-offs (recoveries):
Commercial business	90	(287)	53	(439)
Commercial mortgage	(2,018)	(7)	(2,019)	196
Residential real estate loans	46	(3)	41	3
Residential real estate lines	(12)	—	(17)	70
Consumer indirect	647	(426)	1,197	317
Other consumer	207	329	492	346
Total net (recoveries) charge-offs	(1,040)	(394)	(253)	493
Provision (benefit) for credit losses – loans	446	(3,857)	2,523	(5,562)
Allowance for credit losses – loans, end of period	$42,452	$46,365	$42,452	$46,365

Net loan charge-offs (recoveries) to average loans:
Commercial business	0.06%	(0.15)%	0.02%	(0.11)%
Commercial mortgage	(0.57)%	—	(0.28)%	0.03%
Residential real estate loans	0.03%	—	0.01%	—
Residential real estate lines	(0.06)%	—	(0.04)%	0.17%
Consumer indirect	0.25%	(0.19)%	0.24%	0.07%
Other consumer	5.86%	8.58%	6.91%	4.43%
Total loans	(0.11)%	(0.04)%	(0.01)%	0.03%

Allowance for credit losses – loans to total loans	1.13%	1.28%	1.13%	1.28%
Allowance for credit losses – loans to nonaccrual loans	648%	530%	648%	530%
Allowance for credit losses – loans to non-performing loans	648%	699%	648%	699%
Loans not analyzed for a specific reserve are segmented into "pools" of loans based upon similar risk characteristics. This is referred to as the "pooled loan" component of the allowance for credit losses estimate. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s Loan Review function. The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, troubled debt restructurings (“TDRs”), and other loans deemed appropriate by management, collectively referred to as collateral dependent loans. See Note 6. Loans of the notes to the consolidated financial statements for further details on collateral dependent loans.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net recoveries of $1.0 million in the second quarter of 2022 represented 0.11% of average loans on an annualized basis compared to net recoveries of $394 thousand, or 0.04% of average loans for the second quarter of 2021. For the six months ended June 30, 2022, net recoveries of $253 thousand represented 0.01% of average loans, compared to net charge-offs of $493 thousand, or 0.03% of average loans for the same period in 2021. During the second quarter of 2022, we recovered $2.0 million in connection with the pay-off of a commercial loan that was downgraded to non-performing status with a partial charge-off in the fourth quarter of 2021. The allowance for credit losses - loans was $42.5 million at June 30, 2022, compared with $46.4 million at June 30, 2021. The ratio of the allowance for credit losses - loans to total loans was 1.13% and 1.28% at June 30, 2022 and June 30, 2021, respectively. The ratio of allowance for credit losses - loans to non-performing loans was 648% at June 30, 2022, compared with 699% at June 30, 2021.

The following table sets forth the allocation of the allowance for credit losses - loans by loan category as of the dates indicated (dollars in thousands). The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	Allowance for Credit Losses - Loans by Loan Category
	June 30, 2022		December 31, 2021
		Percentage		Percentage
	Credit	of loans by	Credit	of loans by
	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans
Commercial business	$10,140	23.9%	$11,099	17.3%
Commercial mortgage	12,064	28.4	14,777	38.4
Residential real estate loans	2,140	5.1	1,604	15.7
Residential real estate lines	509	1.2	379	2.2
Consumer indirect	17,332	40.8	11,611	26.0
Other consumer	267	0.6	206	0.4
Total	$42,452	100.0%	$39,676	100.0%

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (dollars in thousands).

	Non-Performing Assets
	June 30, 2022	December 31, 2021
Nonaccrual loans:
Commercial business	$422	$602
Commercial mortgage	836	6,414
Residential real estate loans	2,738	2,373
Residential real estate lines	160	200
Consumer indirect	2,389	1,780
Other consumer	3	—
Total nonaccrual loans	6,548	11,369
Accruing loans 90 days or more delinquent	—	797
Total non-performing loans	6,548	12,166
Foreclosed assets	—	—
Total non-performing assets	$6,548	$12,166

Nonaccrual loans to total loans	0.17%	0.31%
Non-performing loans to total loans	0.17%	0.33%
Non-performing assets to total assets	0.12%	0.22%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at June 30, 2022 were $6.5 million, a decrease of $5.6 million from the $12.2 million balance at December 31, 2021. The decrease in non-performing assets related primarily to the pay-off of a nonaccrual commercial mortgage that resulted in the $2.0 million recovery noted previously. The primary component of non-performing assets is non-performing loans, which were $6.5 million or 0.17% of total loans at June 30, 2022, down from $12.2 million or 0.33% of total loans at December 31, 2021 primarily due to pay-downs or payments received and applied to principal for the non-performing loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Approximately $3.7 million, or 56%, of the $6.5 million in non-performing loans as of June 30, 2022 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. We had no TDRs included in nonaccrual loans at June 30, 2022 and December 31, 2021. Additionally, there were no TDRs accruing interest as of June 30, 2022 and December 31, 2021.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had no properties representing foreclosed asset holdings at June 30, 2022 and December 31, 2021.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $27.9 million and $22.7 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2022 and December 31, 2021, respectively.

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at June 30, 2022. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts as reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$144,744	$241,313	$8,205	$216,841	$611,103
Commercial mortgage	327,888	678,549	438,151	3,564	1,448,152
Residential real estate loans	70,972	235,257	257,485	11,070	574,784
Residential real estate lines	2,221	8,814	28,927	36,146	76,108
Consumer indirect (1)	394,709	644,542	—	—	1,039,251
Other consumer	6,879	7,130	567	45	14,621
Total loans	$947,413	$1,815,605	$733,335	$267,666	$3,764,019

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$81,909	$2,701	$10,669	$95,279
Commercial mortgage		389,790	213,371	509	603,670
Residential real estate loans		213,801	238,840	9,376	462,017
Residential real estate lines		11	35	3	49
Consumer indirect (1)		644,542	—	—	644,542
Other consumer		7,130	567	45	7,742
With a floating or adjustable rate
Commercial business		159,404	5,504	206,171	371,079
Commercial mortgage		288,759	224,780	3,055	516,594
Residential real estate loans		21,456	18,645	1,694	41,795
Residential real estate lines		8,803	28,892	36,143	73,838
Consumer indirect (1)		—	—	—	—
Other consumer		—	—	—	—
Total loans maturing after one year		$1,815,605	$733,335	$267,665	$2,816,605

_________

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,114,460	23.1%	$1,107,561	22.9%
Interest-bearing demand	877,661	18.2%	864,528	17.9%
Savings and money market	1,845,186	38.3%	1,933,047	40.1%
Time deposits	983,209	20.4%	921,954	19.1%
Total deposits	$4,820,516	100.0%	$4,827,090	100.0%

As of June 30, 2022 and December 31, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $1.24 billion and $1.29 billion, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $131.5 million and $182.3 million at June 30, 2022 and December 31, 2021, respectively. The maturities of our uninsured time deposits at June 30, 2022 were as follows: $83.7 million in three months or less; $19.7 million between three months and six months; $27.9 million between six months and one year; and $244 thousand over one year.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2022, total deposits were $4.82 billion, representing a decrease of $6.6 million from December 31, 2021. The decrease was due to lower public deposits and reciprocal deposits, partially offset by growth in non-public deposits and brokered deposits. The decrease in public and reciprocal deposits was due to a combination of seasonal outflows and less demand due to the rising interest rate environment presenting alternative investment opportunities for customers. Time deposits were approximately 20% and 19% of total deposits at June 30, 2022 and December 31, 2021, respectively.

Non-public deposits, the largest component of our funding sources, totaled $2.76 billion and $2.70 billion at June 30, 2022 and December 31, 2021, respectively, and represented 57% and 56% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market area. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $1.02 billion and $1.10 billion at June 30, 2022 and December 31, 2021, respectively, and represented 21% and 23% of total deposits as of each date, respectively. The decrease in public deposits during 2022 was due largely to seasonality.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all reciprocal deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of EGRRCPA, reciprocal deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits. Reciprocal deposits totaled $672.3 million at June 30, 2022, compared to $771.4 million at December 31, 2021, as customers have been withdrawing funds from the program to re-balance operating accounts. Reciprocal deposits represented 14% and 16% of total deposits as of each date, respectively.

Brokered deposits totaled $367.6 million and $254.7 million at June 30, 2022 and December 31, 2021, respectively, and represented 8% and 5% of total deposits as of each date, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021
Short-term borrowings – FHLB	$109,000	$30,000
Long-term borrowings – Subordinated notes, net	74,067	73,911
Total borrowings	$183,067	$103,911

MANAGEMENT'S DISCUSSION AND ANALYSIS

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at June 30, 2022 and December 31, 2021 consisted of $109.0 million and $30.0 million, respectively, in short-term borrowings. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. $50 million of the short-term borrowings balance at June 30, 2022 is designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.79%.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $354.0 million of immediate credit capacity with the FHLB as of June 30, 2022. We had approximately $602.7 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at June 30, 2022. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $130.0 million of credit available under unsecured federal funds purchased lines with various banks as of June 30, 2022 and December 31, 2021. Additionally, we had approximately $859.1 million of unencumbered liquid securities available for pledging at June 30, 2022.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At June 30, 2022, no amounts have been drawn on the line of credit.

Long-term Borrowings

On October 7, 2020, we completed a private placement of $35.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes to qualified institutional buyers and accredited institutional investors that were subsequently exchanged for subordinated notes with substantially the same terms (the “2020 Notes”) registered under the Securities Act of 1933, as amended. The 2020 Notes have a maturity date of October 15, 2030 and bear interest, payable semi-annually, at the rate of 4.375% per annum, until October 15, 2025. Commencing on that date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 4.265%, payable quarterly until maturity. The 2020 Notes are redeemable by us, in whole or in part, on any interest payment date on or after October 15, 2025, and we may redeem the Notes in whole at any time upon certain other specified events. We used the net proceeds for general corporate purposes, organic growth and to support regulatory capital ratios at Five Star Bank. Proceeds, net of debt issuance costs of $740 thousand, were $34.3 million. The 2020 Notes qualify as Tier 2 capital for regulatory purposes.

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy. While funding pressures have not occurred, management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of June 30, 2022, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB, the FRB and brokered deposit relationships. The primary source of our non-deposit short-term borrowings is FHLB advances, of which we had $109.0 million outstanding at June 30, 2022. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $1.09 billion from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2022. The line of credit has a one-year term and matures in May 2023. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $109.7 million as of June 30, 2022, up $30.6 million from $79.1 million as of December 31, 2021. Net cash provided by operating activities totaled $81.8 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items and an increase in other liabilities. Net cash used in investing activities totaled $98.9 million, which included outflows of $84.3 million for net loan originations and $10.0 million from net purchases of company owned life insurance. Net cash provided by financing activities of $47.7 million was attributed to a $79.0 million increase in short-term borrowings, partially offset by $15.3 million in common stock repurchases $9.4 million dividend payments and a $6.6 million decrease in deposits.

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

Shareholders’ equity was $425.8 million at June 30, 2022, a decrease of $79.3 million from $505.1 million at December 31, 2021. Net income for the six months ended June 30, 2022 increased shareholders’ equity by $15.6 million, offset by common and preferred stock dividends declared of $9.6 million. Accumulated other comprehensive loss included in shareholders’ equity increased $86.5 million during the six months ended June 30, 2022 due primarily to increased net unrealized losses on securities available for sale as a result of the increase in market interest rates.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. As of June 30, 2022, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands):

	June 30,	December 31,
	2022	2021
Common shareholders’ equity	$408,509	$487,850
Add: CECL transitional amount	6,403	8,537
Less: Goodwill and other intangible assets	71,192	71,748
Net unrealized loss on investment securities (1)	(93,931)	(4,971)
Hedging derivative instruments	3,735	1,160
Net periodic pension and postretirement benefits plan adjustments	(9,301)	(9,396)
Other	(228)	—
Common Equity Tier 1 (“CET1”) Capital	443,445	437,846
Plus: Preferred stock	17,292	17,292
Less: Other	—	—
Tier 1 Capital	460,737	455,138
Plus: Qualifying allowance for credit losses	35,958	29,938
Subordinated Notes	74,067	73,911
Total regulatory capital	$570,762	$558,987
Adjusted average total assets (for leverage capital purposes)	$5,621,888	$5,532,987
Total risk-weighted assets	$4,476,865	$4,260,101

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.20%	8.23%
CET1 Capital (CET1 capital to total risk-weighted assets)	9.91%	10.28%
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.29%	10.68%
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.75%	13.12%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of June 30, 2022 and December 31, 2021 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (dollars in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Tier 1 leverage:
Company	$460,737	8.20%	$244,876	4.00%	$281,094	5.00%
Bank	512,380	9.13	244,505	4.00	280,631	5.00
CET1 capital:
Company	443,445	9.91	313,381	7.00	290,996	6.50
Bank	512,380	11.47	312,649	7.00	290,317	6.50
Tier 1 capital:
Company	460,737	10.29	380,534	8.50	358,149	8.00
Bank	512,380	11.47	379,645	8.50	357,313	8.00
Total capital:
Company	570,762	12.75	470,071	10.50	447,687	10.00
Bank	548,338	12.28	468,973	10.50	446,641	10.00
December 31, 2021
Tier 1 leverage:
Company	$455,138	8.23%	$221,319	4.00%	$276,649	5.00%
Bank	496,337	8.98	220,963	4.00	276,204	5.00
CET1 capital:
Company	437,846	10.28	298,207	7.00	276,907	6.50
Bank	496,337	11.68	297,489	7.00	276,240	6.50
Tier 1 capital:
Company	455,138	10.68	362,109	8.50	340,808	8.00
Bank	496,337	11.68	361,237	8.50	339,987	8.00
Total capital:
Company	558,987	13.12	447,311	10.50	426,010	10.00
Bank	526,274	12.38	446,233	10.50	424,984	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2021 to June 30, 2022, aside from asset growth due to an increased liquidity position. The prolonged excess liquidity position has resulted from continued deposit growth and has driven higher investment security balances in 2021 and 2022. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending June 30, 2023 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(2,197)	$(1,144)	$(2,343)	$(3,528)
% Change	-1.36%	-0.71%	-1.46%	-2.19%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2022 and December 31, 2021 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2022 and December 31, 2021. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	June 30, 2022			December 31, 2021
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$886,181			$775,697
- 100 Basis Points	890,553	$4,372	0.49%	746,770	$(28,927)	-3.73%
+100 Basis Points	873,161	(13,020)	(1.47)	782,438	6,741	0.87
+ 200 Basis Points	862,585	(23,596)	(2.66)	786,362	10,665	1.37
+ 300 Basis Points	853,690	(32,491)	(3.67)	784,923	9,226	1.19

The increase in the Pre-Shock Scenario EVE at June 30, 2022 compared to December 31, 2021 is the result of the increase in market rates. Although fixed rate assets decreased in value, this was offset by a positive trend in deposit premiums due to deposit cost controls during the first half of the year. The slight decrease in sensitivity in the +100 basis point Rate Shock Scenario to EVE at June 30, 2022 compared to December 31, 2021 is a result of increased wholesale borrowing during the six month period which doesn't realize the same economic value benefit as core deposits in higher rate environments.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 30, 2021, the Court granted plaintiffs’ motion for class certification and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). There are approximately 5,200 members in the New York classes and approximately 300 members in the Pennsylvania classes. We are currently awaiting a ruling from the Superior Court of Pennsylvania on our motion seeking permission to appeal the denial of our motion to dismiss the action for lack of standing. On February 8, 2022, plaintiffs filed a motion for partial summary judgement for most of the relief they seek. We filed a cross motion for summary judgement seeking the dismissal of a portion of the class and sought an offset in the form of recoupment which reduces any liability that may be imposed against us by the amounts that the borrowers owe to the Bank for failing to repay their motor vehicle loans. At this time, the briefing on the motions for partial summary judgment is complete. Although the Court had indicated a hearing would be held on these motions, it has not been scheduled and we have no indication of when or if such a hearing will in fact be held. In addition, on April 25, 2022, the Pennsylvania Supreme Court declared unconstitutional a statute on which the Court may have based jurisdiction in this case. Therefore, on June 27, 2022, we filed a motion for reconsideration of the Court's June 5, 2018 decision overruling our preliminary objections based on lack of personal jurisdiction as to the New York plaintiffs. Plaintiffs have responded to that motion claiming an alternative basis for jurisdiction. Discovery is now ongoing and through a Case Management Order dated February 10, 2022, it must be completed by October 3, 2022. Based on the current schedule, pre-trial motions must be submitted by November 21, 2022, and the case must be ready for trial on March 6, 2023. We have not accrued a contingent liability for this matter at this time because, given our defenses, we are unable to conclude whether a liability is probable to occur nor are we able to currently reasonably estimate the amount of potential loss.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2022, the Company’s Board of Directors authorized a share repurchase program for up to 766,447 shares of common stock. The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the second quarter of 2022 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2022	—	$—	—	—
May 1 - 31, 2022	11,275	26.75	—	—
June 1 - 30, 2022	—	—	—	766,447
Total	11,275	$26.75	—	766,447

(1)
This column reflects the deemed surrender to us of 11,275 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, August 8, 2022
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	, August 8, 2022
W. Jack Plants II
Senior Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, August 8, 2022
Sonia M. Dumbleton
Senior Vice President and Controller
(Principal Accounting Officer)