Form 10-Q
period 2022-09-30
FINANCIAL INSTITUTIONS INC
filed 2022-11-07
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The registrant had 15,335,033 shares of Common Stock, $0.01 par value, outstanding as of October 31, 2022.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$118,581	$79,112
Securities available for sale, at fair value	965,531	1,178,515
Securities held to maturity, at amortized cost (net of allowance for credit losses of $5 in each period) (fair value of $180,438 and $209,820, respectively)	197,538	205,581
Loans held for sale	2,074	6,202
Loans (net of allowance for credit losses of $44,106 and $39,676, respectively)	3,822,745	3,639,760
Company owned life insurance	138,564	123,898
Premises and equipment, net	40,907	40,111
Goodwill and other intangible assets, net	73,653	74,400
Other assets	264,889	173,200
Total assets	$5,624,482	$5,520,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,135,125	$1,107,561
Interest-bearing demand	946,431	864,528
Savings and money market	1,800,321	1,933,047
Time deposits	1,023,277	921,954
Total deposits	4,905,154	4,827,090
Short-term borrowings	69,000	30,000
Long-term borrowings, net of issuance costs of $933 and $1,089, respectively	74,144	73,911
Other liabilities	182,136	84,636
Total liabilities	5,230,434	5,015,637
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,486 shares issued	17,149	17,149
Total preferred equity	17,292	17,292
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	126,230	126,105
Retained earnings	414,062	384,007
Accumulated other comprehensive loss	(141,183)	(13,207)
Treasury stock, at cost – 765,465 and 354,103 shares, respectively	(22,514)	(9,216)
Total shareholders’ equity	394,048	505,142
Total liabilities and shareholders’ equity	$5,624,482	$5,520,779

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$44,408	$36,242	$119,578	$109,694
Interest and dividends on investment securities	6,079	4,918	18,409	13,603
Other interest income	188	67	315	155
Total interest income	50,675	41,227	138,302	123,452
Interest expense:
Deposits	5,875	1,894	9,946	6,294
Short-term borrowings	672	—	952	119
Long-term borrowings	1,060	1,060	3,181	3,177
Total interest expense	7,607	2,954	14,079	9,590
Net interest income	43,068	38,273	124,223	113,862
Provision (benefit) for credit losses	4,314	(541)	7,196	(7,144)
Net interest income after provision (benefit) for credit losses	38,754	38,814	117,027	121,006
Noninterest income:
Service charges on deposits	1,597	1,502	4,403	4,081
Insurance income	1,571	1,864	4,902	4,407
Card interchange income	2,076	2,118	6,131	6,270
Investment advisory	2,722	2,969	8,669	8,627
Company owned life insurance	2,965	776	4,667	2,126
Investments in limited partnerships	65	694	1,102	1,787
Loan servicing	139	105	383	293
Income from derivative instruments, net	99	377	1,263	1,660
Net gain on sale of loans held for sale	308	600	1,045	2,468
Net (loss) gain on investment securities	—	—	(15)	71
Net (loss) gain on other assets	(22)	138	(15)	286
Net (loss) gain on tax credit investments	(385)	(129)	(704)	62
Other	1,517	1,069	3,503	3,094
Total noninterest income	12,652	12,083	35,334	35,232
Noninterest expense:
Salaries and employee benefits	17,950	15,798	51,532	44,782
Occupancy and equipment	3,793	3,834	11,564	10,502
Professional services	1,247	1,600	4,172	5,098
Computer and data processing	4,407	3,579	12,959	10,160
Supplies and postage	440	447	1,450	1,361
FDIC assessments	651	697	1,785	1,942
Advertising and promotions	651	474	1,437	1,234
Amortization of intangibles	244	264	747	801
Restructuring charges	—	—	1,269	—
Other	3,444	2,476	8,934	6,973
Total noninterest expense	32,827	29,169	95,849	82,853
Income before income taxes	18,579	21,728	56,512	73,385
Income tax expense	4,725	4,553	12,027	15,300
Net income	$13,854	$17,175	$44,485	$58,085
Preferred stock dividends	365	364	1,095	1,095
Net income available to common shareholders	$13,489	$16,811	$43,390	$56,990
Earnings per common share (Note 4):
Basic	$0.88	$1.06	$2.82	$3.60
Diluted	$0.88	$1.05	$2.80	$3.58
Cash dividends declared per common share	$0.29	$0.27	$0.87	$0.81

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$13,854	$17,175	$44,485	$58,085
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	(42,866)	(6,400)	(132,054)	(15,800)
Hedging derivative instruments	1,360	80	3,935	1,143
Pension and post-retirement obligations	48	138	143	413
Total other comprehensive loss, net of tax	(41,458)	(6,182)	(127,976)	(14,244)
Comprehensive (loss) income	$(27,604)	$10,993	$(83,491)	$43,841

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and nine months ended September 30, 2022 and 2021

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2021	$17,292	$161	$126,105	$384,007	$(13,207)	$(9,216)	$505,142
Comprehensive income:
Net income	—	—	—	14,983	—	—	14,983
Other comprehensive loss, net of tax	—	—	—	—	(53,887)	—	(53,887)
Purchases of common stock for treasury	—	—	—	—	—	(15,026)	(15,026)
Share-based compensation plans:
Share-based compensation	—	—	443	—	—	—	443
Restricted stock units released	—	—	(667)	—	—	667	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.29 per share	—	—	—	(4,444)	—	—	(4,444)
Balance at March 31, 2022	$17,292	$161	$125,881	$394,181	$(67,094)	$(23,575)	$446,846
Comprehensive income:
Net income	—	—	—	15,648	—	—	15,648
Other comprehensive loss, net of tax	—	—	—	—	(32,631)	—	(32,631)
Purchases of common stock for treasury	—	—	—	—	—	(301)	(301)
Share-based compensation plans:
Share-based compensation	—	—	947	—	—	—	947
Restricted stock units released	—	—	(917)	—	—	917	—
Restricted stock awards issued	—	—	(332)	—	—	332	—
Stock awards			(11)			113	102
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(363)	—	—	(363)
Common-$0.29 per share	—	—	—	(4,446)	—	—	(4,446)
Balance at June 30, 2022	$17,292	$161	$125,568	$405,019	$(99,725)	$(22,514)	$425,801
Comprehensive income:
Net income	—	—	—	13,854	—	—	13,854
Other comprehensive loss, net of tax	—	—	—	—	(41,458)	—	(41,458)
Share-based compensation plans:
Share-based compensation	—	—	662	—	—	—	662
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.29 per share	—	—	—	(4,445)	—	—	(4,445)
Balance at September 30, 2022	$17,292	$161	$126,230	$414,062	$(141,183)	$(22,514)	$394,048

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three and nine months ended September 30, 2022 and 2021

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2020	$17,328	$161	$125,118	$324,850	$2,128	$(1,222)	$468,363
Comprehensive income:
Net income	—	—	—	20,710	—	—	20,710
Other comprehensive loss, net of tax	—	—	—	—	(12,700)	—	(12,700)
Common stock issued	—	—	3	—	—	298	301
Purchases of common stock for treasury	—	—	—	—	—	(5,963)	(5,963)
Purchases of 8.48% preferred stock	(6)	—	—	—	—	—	(6)
Share-based compensation plans:
Share-based compensation	—	—	216	—	—	—	216
Restricted stock units released	—	—	(446)	—	—	446	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.27 per share	—	—	—	(4,272)	—	—	(4,272)
Balance at March 31, 2021	$17,322	$161	$124,891	$340,923	$(10,572)	$(6,441)	$466,284
Comprehensive income:
Net income	—	—	—	20,200	—	—	20,200
Other comprehensive income, net of tax	—	—	—	—	4,638	—	4,638
Purchases of common stock for treasury	—	—	—	—	—	(1)	(1)
Purchases of 8.48% preferred stock	(30)	—	(7)	—	—	—	(37)
Share-based compensation plans:
Share-based compensation	—	—	562	—	—	—	562
Restricted stock awards issued	—	—	(223)	—	—	223	—
Stock awards	—	—	30	—	—	88	118
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.27 per share	—	—	—	(4,272)	—	—	(4,272)
Balance at June 30, 2021	$17,292	$161	$125,253	$356,485	$(5,934)	$(6,131)	$487,126
Comprehensive income:
Net income	—	—	—	17,175	—	—	17,175
Other comprehensive loss, net of tax	—	—	—	—	(6,182)	—	(6,182)
Purchases of common stock for treasury	—	—	—	—	—	(3)	(3)
Share-based compensation plans:
Share-based compensation	—	—	538	—	—	—	538
Restricted stock units released	—	—	(6)	—	—	6	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(363)	—	—	(363)
Common-$0.27 per share	—	—	—	(4,277)	—	—	(4,277)
Balance at September 30, 2021	$17,292	$161	$125,785	$369,019	$(12,116)	$(6,128)	$494,013

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$44,485	$58,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,038	6,067
Net amortization of premiums on securities	3,966	3,845
Provision (benefit) for credit losses	7,196	(7,144)
Share-based compensation	2,052	1,316
Deferred income tax benefit	(1,532)	(6,885)
Proceeds from sale of loans held for sale	28,094	63,331
Originations of loans held for sale	(22,921)	(62,474)
Income on company owned life insurance	(4,667)	(2,126)
Net gain on sale of loans held for sale	(1,045)	(2,468)
Net loss (gain) on investment securities	15	(71)
Net loss (gain) on other assets	15	(286)
Noncash restructuring charges against assets	1,269	76
Increase in other assets	(32,242)	(2,513)
Increase (decrease) in other liabilities	86,705	(9,286)
Net cash provided by operating activities	117,428	39,467
Cash flows from investing activities:
Purchases of available for sale securities	(75,269)	(650,713)
Purchases of held to maturity securities	(37,384)	(17,009)
Proceeds from principal payments, maturities and calls on available for sale securities	101,014	115,688
Proceeds from principal payments, maturities and calls on held to maturity securities	44,890	69,954
Proceeds from sales of securities available for sale	6,252	51,891
Net loan originations	(189,315)	(59,841)
Purchases of company owned life insurance	(35,521)	(20,013)
Proceeds received from surrender of company owned life insurance	25,522	—
Proceeds from sales of other assets	—	3,425
Purchases of premises and equipment	(5,641)	(8,357)
Cash consideration paid for acquisition, net of cash acquired	—	(1,420)
Net cash used in investing activities	(165,452)	(516,395)
Cash flows from financing activities:
Net increase in deposits	78,064	696,596
Net increase (decrease) in short-term borrowings	39,000	(5,300)
Repurchase of preferred stock	—	(43)
Purchases of common stock for treasury	(15,327)	(5,967)
Cash dividends paid to common and preferred shareholders	(14,244)	(13,810)
Net cash provided by financing activities	87,493	671,476
Net increase in cash and cash equivalents	39,469	194,548
Cash and cash equivalents, beginning of period	79,112	93,878
Cash and cash equivalents, end of period	$118,581	$288,426

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

As of September 30, 2022, the Bank has helped more than 2,900 customers obtain more than $378 million in loans through the PPP and helped customers complete the forgiveness process for approximately $375 million of PPP loans.

The Company had $532.4 million of loans with modifications related to COVID-19 during 2020, with $2.2 million and $46.2 million still on deferral as of September 30, 2022 and December 31, 2021, respectively, and provided payment deferrals for approximately 6,600 borrowers, the majority being consumer indirect loan customers. Less than 1% of our loan customers have active payment deferrals as of September 30, 2022, as the majority of customers whose loans were subject to COVID-19 related deferrals have returned to making regular payments.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the nine months ended September 30, 2022 and 2021 (in thousands):

	2022	2021
Supplemental information:
Cash paid for interest	$15,613	$12,100
Cash paid for income taxes	1,128	10,800
Noncash investing and financing activities:
Accrued and declared unpaid dividends	4,810	4,641
Common stock issued for acquisition	—	301
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	—	712

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

The Company incurred total pre-tax expense related to the branch closures of approximately $1.7 million, including approximately $0.2 million in employee severance, $0.5 million in lease termination costs and $1.0 million in valuation adjustments on branch facilities. Additional related restructuring charges of $1.3 million were incurred during the nine months ended September 30, 2022 as a result of property valuation adjustments to write-down certain real estate assets to fair market value based on existing purchase offers and current market conditions.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) RESTRUCTURING CHARGES (Continued)

The following table represents the changes in the restructuring reserve (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$326	$1,088	$445	$1,245
Restructuring charges	—	—	1,269	—
Cash payments	(11)	(33)	(46)	(179)
Charges against assets	—	(456)	(1,353)	(467)
Balance at end of period	$315	$599	$315	$599

In contemplation of the transactions noted above, certain long-lived assets have met the held for sale criteria as of September 30, 2022. Long lived assets held for sale totaled $1.9 million and $3.2 million as of September 30, 2022 and December 31, 2021, respectively.

(4.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income available to common shareholders	$13,489	$16,811	$43,390	$56,990
Weighted average common shares outstanding:
Total shares issued	16,100	16,100	16,100	16,100
Unvested restricted stock awards	(6)	(5)	(5)	(6)
Treasury shares	(765)	(258)	(692)	(244)
Total basic weighted average common shares outstanding	15,329	15,837	15,403	15,850
Incremental shares from assumed:
Vesting of restricted stock awards	64	99	81	90
Total diluted weighted average common shares outstanding	15,393	15,936	15,484	15,940
Basic earnings per common share	$0.88	$1.06	$2.82	$3.60
Diluted earnings per common share	$0.88	$1.05	$2.80	$3.58

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock option	—	—	—	—
Restricted stock awards	1	—	1	4
Total	1	—	1	4

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2022
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$24,535	$—	$3,428	$21,107
Mortgage-backed securities:
Federal National Mortgage Association	556,883	—	83,012	473,871
Federal Home Loan Mortgage Corporation	419,428	—	74,634	344,794
Government National Mortgage Association	114,019	1	16,587	97,433
Collateralized mortgage obligations:
Federal National Mortgage Association	12,569	—	2,489	10,080
Federal Home Loan Mortgage Corporation	22,041	—	4,139	17,902
Privately issued	—	344	—	344
Total mortgage-backed securities	1,124,940	345	180,861	944,424
Total available for sale securities	$1,149,475	$345	$184,289	$965,531
Securities held to maturity:
U.S. Government agency and government sponsored enterprises	$16,325	$—	$850	$15,475
State and political subdivisions	102,419	16	8,975	93,460
Mortgage-backed securities:
Federal National Mortgage Association	8,576	—	658	7,918
Federal Home Loan Mortgage Corporation	8,009	—	1,485	6,524
Government National Mortgage Association	23,854	—	2,508	21,346
Collateralized mortgage obligations:
Federal National Mortgage Association	15,190	—	1,084	14,106
Federal Home Loan Mortgage Corporation	18,749	—	1,247	17,502
Government National Mortgage Association	4,421	—	314	4,107
Total mortgage-backed securities	78,799	—	7,296	71,503
Total held to maturity securities	197,543	$16	$17,121	$180,438
Allowance for credit losses - securities	(5)
Total held to maturity securities, net	$197,538
December 31, 2021
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$15,793	$195	$97	$15,891
Mortgage-backed securities:
Federal National Mortgage Association	576,163	6,565	5,242	577,486
Federal Home Loan Mortgage Corporation	430,010	952	6,435	424,527
Government National Mortgage Association	122,266	298	2,082	120,482
Collateralized mortgage obligations:
Federal National Mortgage Association	15,346	26	433	14,939
Federal Home Loan Mortgage Corporation	25,257	—	477	24,780
Privately issued	—	410	—	410
Total mortgage-backed securities	1,169,042	8,251	14,669	1,162,624
Total available for sale securities	$1,184,835	$8,446	$14,766	$1,178,515

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2021 (continued)
Securities held to maturity:
State and political subdivisions	$111,399	$2,412	$300	$113,511
Mortgage-backed securities:
Federal National Mortgage Association	9,275	411	—	9,686
Federal Home Loan Mortgage Corporation	8,706	137	144	8,699
Government National Mortgage Association	27,400	706	2	28,104
Collateralized mortgage obligations:
Federal National Mortgage Association	19,485	368	3	19,850
Federal Home Loan Mortgage Corporation	23,840	565	—	24,405
Government National Mortgage Association	5,481	84	—	5,565
Total mortgage-backed securities	94,187	2,271	149	96,309
Total held to maturity securities	205,586	$4,683	$449	$209,820
Allowance for credit losses - securities	(5)
Total held to maturity securities, net	$205,581

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $2.1 million as of September 30, 2022 and December 31, 2021, respectively. For held to maturity (“HTM”) debt securities, AIR totaled $1.0 million and $696 thousand as of September 30, 2022 and December 31, 2021, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three months ended September 30, 2022 and 2021, credit loss expense (credit) for HTM investment securities was less than ($1) thousand in each period. For the nine months ended September 30, 2022 and 2021, credit loss expense (credit) for HTM investment securities was less than ($1) thousand and ($2) thousand, respectively.

Investment securities with a total fair value of $866.4 million and $637.8 million at September 30, 2022 and December 31, 2021, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Proceeds from sales	$—	$—	$6,252	$51,891
Gross realized gains	—	—	—	251
Gross realized losses	—	—	15	180

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2022 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$5,233	$5,202
Due from one to five years	80,336	75,020
Due after five years through ten years	155,699	135,519
Due after ten years	908,207	749,790
Total available for sale securities	$1,149,475	$965,531
Debt securities held to maturity:
Due in one year or less	$34,464	$34,223
Due from one to five years	43,515	41,932
Due after five years through ten years	38,024	35,284
Due after ten years	81,540	68,999
Total held to maturity securities	$197,543	$180,438

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2022
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$13,506	$1,494	$7,601	$1,934	$21,107	$3,428
Mortgage-backed securities:
Federal National Mortgage Association	216,629	27,834	257,242	55,178	473,871	83,012
Federal Home Loan Mortgage Corporation	95,195	15,907	249,599	58,727	344,794	74,634
Government National Mortgage Association	28,654	3,876	68,779	12,711	97,433	16,587
Collateralized mortgage obligations:
Federal National Mortgage Association	1,086	100	8,994	2,389	10,080	2,489
Federal Home Loan Mortgage Corporation	7,874	1,528	10,028	2,611	17,902	4,139
Total mortgage-backed securities	349,438	49,245	594,642	131,616	944,080	180,861
Total available for sale securities	362,944	50,739	602,243	133,550	965,187	184,289
Total temporarily impaired securities	$362,944	$50,739	$602,243	$133,550	$965,187	$184,289
December 31, 2021
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$9,438	$97	$—	$—	$9,438	$97
Mortgage-backed securities:
Federal National Mortgage Association	333,489	3,597	61,249	1,645	394,738	5,242
Federal Home Loan Mortgage Corporation	283,965	3,353	110,931	3,082	394,896	6,435
Government National Mortgage Association	108,448	2,082	—	—	108,448	2,082
Collateralized mortgage obligations:
Federal National Mortgage Association	13,364	433	—	—	13,364	433
Federal Home Loan Mortgage Corporation	24,780	477	—	—	24,780	477
Total mortgage-backed securities	764,046	9,942	172,180	4,727	936,226	14,669
Total available for sale securities	773,484	10,039	172,180	4,727	945,664	14,766
Total temporarily impaired securities	$773,484	$10,039	$172,180	$4,727	$945,664	$14,766

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

The total number of available for sale securities positions in the investment portfolio in an unrealized loss position at September 30, 2022 was 226 compared to 116 at December 31, 2021. At September 30, 2022, the Company had positions in 101 investment securities with a fair value of $602.2 million and a total unrealized loss of $133.5 million that had been in a continuous unrealized loss position for more than 12 months. At September 30, 2022, there were a total of 125 securities positions in the Company’s investment portfolio with a fair value of $362.9 million and a total unrealized loss of $50.7 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2021, the Company had a position in 28 investment securities with a fair value of $172.2 million and a total unrealized loss of $4.7 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2021, there were a total of 88 securities positions in the Company’s investment portfolio with a fair value of $773.5 million and a total unrealized loss of $10.0 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of September 30, 2022 and December 31, 2021, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of September 30, 2022, $94.7 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $6.9 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and $0.8 million in non-rated bonds, of which $0.6 million mature in 2022 and $0.2 million mature in 2023. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2021, $105.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $5.8 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating.

As of September 30, 2022 and December 31, 2021, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
September 30, 2022
Commercial business	$633,129	$765	$633,894
Commercial mortgage	1,567,888	(3,343)	1,564,545
Residential real estate loans	564,180	13,641	577,821
Residential real estate lines	74,148	3,188	77,336
Consumer indirect	959,719	37,704	997,423
Other consumer	15,719	113	15,832
Total	$3,814,783	$52,068	3,866,851
Allowance for credit losses - loans			(44,106)
Total loans, net			$3,822,745
December 31, 2021
Commercial business	$639,368	$(1,075)	$638,293
Commercial mortgage	1,415,486	(2,698)	1,412,788
Residential real estate loans	563,579	13,720	577,299
Residential real estate lines	75,515	3,016	78,531
Consumer indirect	923,052	34,996	958,048
Other consumer	14,355	122	14,477
Total	$3,631,355	$48,081	3,679,436
Allowance for credit losses - loans			(39,676)
Total loans, net			$3,639,760

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $2.1 million and $6.2 million as of September 30, 2022 and December 31, 2021, respectively.

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act established the PPP, an expansion of the SBA’s 7(a) loan program and the EIDL, administered directly by the SBA. The Company had $2.9 million and $57.5 million of PPP loans (included in commercial business above) as of September 30, 2022 and December 31, 2021, respectively. In addition, the CARES Act provides that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 made between March 1, 2020 and January 1, 2022 that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Accordingly, the Company had $532.4 million of loans with modifications related to COVID-19 during 2020, with loans on deferral as of September 30, 2022 and December 31, 2021 of $2.2 million and $46.2 million, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2022 and December 31, 2021, AIR for loans totaled $13.7 million and $12.7 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
September 30, 2022
Commercial business	$1,062	$165	$973	$2,200	$385	$630,544	$633,129	$334
Commercial mortgage	—	—	13	13	830	1,567,045	1,567,888	807
Residential real estate loans	1,221	40	—	1,261	3,550	559,369	564,180	3,550
Residential real estate lines	86	—	—	86	119	73,943	74,148	119
Consumer indirect	7,533	2,015	—	9,548	2,666	947,505	959,719	2,666
Other consumer	134	5	—	139	—	15,580	15,719	—
Total loans, gross	$10,036	$2,225	$986	$13,247	$7,550	$3,793,986	$3,814,783	$7,476
December 31, 2021
Commercial business	$659	$34	$797	$1,490	$602	$637,276	$639,368	$477
Commercial mortgage	69	—	—	69	6,414	1,409,003	1,415,486	781
Residential real estate loans	1,148	141	—	1,289	2,373	559,917	563,579	2,373
Residential real estate lines	18	3	—	21	200	75,294	75,515	200
Consumer indirect	5,706	770	—	6,476	1,780	914,796	923,052	1,780
Other consumer	121	1	—	122	—	14,233	14,355	—
Total loans, gross	$7,721	$949	$797	$9,467	$11,369	$3,610,519	$3,631,355	$5,611

The Company had $973 thousand and $797 thousand of PPP loans greater than 90 days past due and still accruing interest as of September 30, 2022 and December 31, 2021, respectively (included in commercial business above). Repayment of PPP loans is 100% secured by guarantees from the SBA.

There were less than $1 thousand consumer overdrafts which were past due greater than 90 days as of September 30, 2022 and December 31, 2021. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the nine months ended September 30, 2022 and 2021. Estimated interest income of $447 thousand and $832 thousand for the nine months ended September 30, 2022 and 2021, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

There were no loans modified as a TDR during the nine months ended September 30, 2022 and 2021. There were no loans modified as a TDR within the previous 12 months that defaulted during the nine months ended September 30, 2022 and 2021. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured in a troubled debt restructuring, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. Collateral dependent loans at September 30, 2022 and December 31, 2021 included certain criticized COVID-19 bridge loans not otherwise classified as nonaccrual. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of September 30, 2022 and December 31, 2021 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
September 30, 2022
Commercial business	$181	$964	$1,145	$188
Commercial mortgage	—	22,833	22,833	2,527
Total	$181	$23,797	$23,978	$2,715

December 31, 2021
Commercial business	$326	$993	$1,319	$1,055
Commercial mortgage	—	37,936	37,936	4,716
Total	$326	$38,929	$39,255	$5,771

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2022
Commercial Business
Uncriticized	$94,295	$112,228	$74,868	$33,470	$40,635	$26,151	$244,693	$—	$626,340
Special mention	263	2,337	11	73	13	33	1,155	—	3,885
Substandard	—	38	76	22	567	1,001	1,965	—	3,669
Doubtful	—	—	—	—	—	—	—	—	—
Total	$94,558	$114,603	$74,955	$33,565	$41,215	$27,185	$247,813	$—	$633,894
Commercial Mortgage
Uncriticized	$319,245	$371,251	$276,113	$171,289	$119,365	$244,827	$3,641	$—	$1,505,731
Special mention	—	473	2,345	9,877	129	22,688	—	—	35,512
Substandard	2,987	347	104	80	9,977	9,807	—	—	23,302
Doubtful	—	—	—	—	—	—	—	—	—
Total	$322,232	$372,071	$278,562	$181,246	$129,471	$277,322	$3,641	$—	$1,564,545

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2021
Commercial Business
Uncriticized	$141,925	$91,338	$68,433	$42,631	$24,847	$12,033	$248,338	$—	$629,545
Special mention	—	132	166	44	180	1,344	1,993	—	3,859
Substandard	45	256	169	745	415	49	3,210	—	4,889
Doubtful	—	—	—	—	—	—	—	—	—
Total	$141,970	$91,726	$68,768	$43,420	$25,442	$13,426	$253,541	$—	$638,293
Commercial Mortgage
Uncriticized	$342,483	$339,988	$176,753	$147,247	$128,381	$167,739	$3,712	$—	$1,306,303
Special mention	11,184	2,450	29,759	2,344	8,269	27,635	—	—	81,641
Substandard	1,001	77	2,950	11,607	3,209	6,000	—	—	24,844
Doubtful	—	—	—	—	—	—	—	—	—
Total	$354,668	$342,515	$209,462	$161,198	$139,859	$201,374	$3,712	$—	$1,412,788

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2022
Residential Real Estate Loans
Performing	$53,282	$86,500	$121,667	$77,987	$57,406	$177,429	$—	$—	$574,271
Nonperforming	—	320	357	585	775	1,513	—	—	3,550
Total	$53,282	$86,820	$122,024	$78,572	$58,181	$178,942	$—	$—	$577,821
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$70,364	$6,853	$77,217
Nonperforming	—	—	—	—	—	—	57	62	119
Total	$—	$—	$—	$—	$—	$—	$70,421	$6,915	$77,336
Consumer Indirect
Performing	$347,722	$359,064	$141,033	$69,141	$47,378	$30,419	$—	$—	$994,757
Nonperforming	197	1,276	551	263	233	146	—	—	2,666
Total	$347,919	$360,340	$141,584	$69,404	$47,611	$30,565	$—	$—	$997,423
Other Consumer
Performing	$5,900	$3,077	$2,392	$938	$301	$349	$2,875	$—	$15,832
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$5,900	$3,077	$2,392	$938	$301	$349	$2,875	$—	$15,832

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2021
Residential Real Estate Loans
Performing	$92,620	$129,240	$85,876	$65,866	$50,932	$150,392	$—	$—	$574,926
Nonperforming	79	55	225	557	899	558	—	—	2,373
Total	$92,699	$129,295	$86,101	$66,423	$51,831	$150,950	$—	$—	$577,299
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$70,521	$7,810	$78,331
Nonperforming	—	—	—	—	—	—	39	161	200
Total	$—	$—	$—	$—	$—	$—	$70,560	$7,971	$78,531
Consumer Indirect
Performing	$452,601	$206,472	$122,849	$90,998	$51,598	$31,750	$—	$—	$956,268
Nonperforming	417	515	436	230	136	46	—	—	1,780
Total	$453,018	$206,987	$123,285	$91,228	$51,734	$31,796	$—	$—	$958,048
Other Consumer
Performing	$4,422	$3,738	$1,681	$763	$280	$1,044	$2,549	$—	$14,477
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$4,422	$3,738	$1,681	$763	$280	$1,044	$2,549	$—	$14,477

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Allowance for Credit Losses - Loans

The following table sets forth the changes in the allowance for credit losses - loans for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2022
Beginning balance	$10,140	$12,064	$2,140	$509	$17,332	$267	$42,452
Charge-offs	(20)	—	—	(38)	(4,058)	(398)	(4,514)
Recoveries	116	1	4	3	2,168	69	2,361
Provision (benefit)	1,288	2,054	210	180	(260)	335	3,807
Ending balance	$11,524	$14,119	$2,354	$654	$15,182	$273	$44,106
Nine months ended September 30, 2022
Beginning balance	$11,099	$14,777	$1,604	$379	$11,611	$206	$39,676
Charge-offs	(262)	—	(56)	(38)	(9,216)	(1,083)	(10,655)
Recoveries	305	2,020	19	20	6,129	262	8,755
Provision (benefit)	382	(2,678)	787	293	6,658	888	6,330
Ending balance	$11,524	$14,119	$2,354	$654	$15,182	$273	$44,106

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2021
Beginning balance	$11,005	$21,662	$2,299	$395	$10,748	$256	$46,365
Charge-offs	(218)	—	(36)	(60)	(1,395)	(250)	(1,959)
Recoveries	168	—	15	—	1,130	59	1,372
Provision (benefit)	889	(2,210)	(302)	10	1,096	183	(334)
Ending balance	$11,844	$19,452	$1,976	$345	$11,579	$248	$45,444
Nine months ended September 30, 2021
Beginning balance	13,580	21,763	3,924	674	12,165	314	52,420
Charge-offs	(396)	(203)	(103)	(130)	(4,965)	(755)	(6,552)
Recoveries	785	7	79	—	4,383	218	5,472
(Benefit) provision	(2,125)	(2,115)	(1,924)	(199)	(4)	471	(5,896)
Ending balance	$11,844	$19,452	$1,976	$345	$11,579	$248	$45,444

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

(7.) LEASES

ASC 842, Leases (“ASC 842”), establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. The Company is obligated under a number of non-cancellable operating lease agreements for land, buildings and equipment with terms, including renewal options reasonably certain to be exercised, extending through 2061. Two building leases were subleased with terms that extended through December 31, 2022.

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		September 30,	December 31,
	Balance Sheet Location	2022	2021
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$35,876	$27,063
Accumulated amortization	Other assets	(5,500)	(4,993)
Net book value		$30,376	$22,070

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$32,405	$23,867

The weighted average remaining lease term for operating leases was 22.8 years at September 30, 2022 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.88%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) LEASES (Continued)

The following table represents lease costs and other lease information:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Lease costs:
Operating lease costs	$788	$687	$2,120	$2,162
Variable lease costs (1)	116	137	361	325
Sublease income	(23)	—	(46)	(23)
Net lease costs	$881	$824	$2,435	$2,464

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$678	$659	$2,035	$2,008
Right of use assets obtained in exchange for new operating lease liabilities	$9,612	$—	$9,802	$4,178

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at September 30, 2022 (in thousands):

Twelve months ended September 30,
2023	$673
2024	2,700
2025	2,530
2026	2,459
2027	2,378
Thereafter	41,333
Total future minimum operating lease payments (1)	52,073
Amounts representing interest	(19,668)
Present value of net future minimum operating lease payments	$32,405

(1)
Operating lease payments exclude $448 thousand of future minimum lease payments for leases signed but not yet commenced.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $67.1 million as of both September 30, 2022 and December 31, 2021. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	All Other (1)	Total
Balance, December 31, 2021	$48,536	$18,535	$67,071
Acquisitions	—	—	—
Balance, September 30, 2022	$48,536	$18,535	$67,071

(1) All Other includes the SDN, Courier Capital and HNP Capital reporting units

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the decrease in Company stock price in 2022, along with a reduction in the Company's outstanding shares due to share repurchases in 2021 and 2022, a goodwill impairment test was performed in the third quarter of 2022. Based on its qualitative assessment, the Company concluded that it was not more likely than not that goodwill was impaired as of September 30, 2022. Therefore, no quantitative assessment was deemed necessary as of September 30, 2022.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,042)	(2,039)
Net book value	$—	$3

Other intangibles:
Gross carrying amount	$14,545	$14,545
Accumulated amortization	(7,963)	(7,219)
Net book value	$6,582	$7,326

Amortization expense for total other intangible assets was $244 thousand and $747 thousand for the three and nine months ended September 30, 2022, and $264 thousand and $801 thousand for the three and nine months ended September 30, 2021. As of September 30, 2022, the estimated amortization expense of other intangible assets for the remainder of 2022 and each of the next five years is as follows (in thousands):

2022 (remainder of year)	$239
2023	910
2024	838
2025	766
2026	694
2027	623

(9.) OTHER ASSETS

A summary of other assets as of the dates indicated are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Operating lease right of use assets	$30,376	$22,070
Tax credit investments	55,399	57,010
Derivative instruments	56,711	16,504
Collateral on derivative instruments	—	4,640
Other	122,403	72,976
Total other assets	$264,889	$173,200

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the first nine months of 2022 and in 2021, such derivatives were used to hedge the variable cash flows associated with short-term borrowings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months. As of September 30, 2022, the Company had one outstanding forward starting interest rate derivative with a notional value of $50.0 million that was designated as a cash flow hedge of interest rate risk. The derivative became effective in April 2022 at a pay fixed strike price of 0.787% and matures April 2027.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of September 30, 2022 and December 31, 2021 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount			Fair value			Fair value
	Sept. 30, 2022	December 31, 2021	Balance sheet line item	Sept. 30, 2022	December 31, 2021	Balance sheet line item	Sept. 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Cash flow hedges	$50,000	$50,000	Other assets	$7,040	$1,559	Other liabilities	$—	$—
Total derivatives	$50,000	$50,000		$7,040	$1,559		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	986,085	820,693	Other assets	49,502	14,702	Other liabilities	49,505	14,708
Credit contracts	99,466	106,671	Other assets	—	—	Other liabilities	—	1
Mortgage banking	10,563	18,199	Other assets	169	243	Other liabilities	363	4
Total derivatives	$1,096,114	$945,563		$49,671	$14,945		$49,868	$14,713

(1)
The Company has posted collateral of $54.0 million against its net obligations under these contracts at September 30, 2022, and secured its net obligations under these contracts with $4.0 million in cash at December 31, 2021.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended September 30,		Nine months ended September 30,
Undesignated derivatives	recognized in income	2022	2021	2022	2021
Interest rate swaps	Income from derivative instruments, net	317	248	1,675	1,687
Credit contracts	Income from derivative instruments, net	3	38	21	74
Mortgage banking	Income from derivative instruments, net	(221)	91	(433)	(101)
Total undesignated		$99	$377	$1,263	$1,660

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and nine months ended September 30, 2022 and 2021:

	Outstanding	Treasury	Issued
2022
Shares at December 31, 2021	15,745,453	354,103	16,099,556
Restricted stock units released	23,271	(23,271)	—
Treasury stock purchases	(469,647)	469,647	—
Shares at March 31, 2022	15,299,077	800,479	16,099,556
Restricted stock awards issued	11,300	(11,300)	—
Stock awards	3,848	(3,848)	—
Restricted stock units released	31,141	(31,141)
Treasury stock purchases	(11,275)	11,275	—
Shares at June 30, 2022	15,334,091	765,465	16,099,556
Restricted stock units released	—	—	—
Treasury stock purchases	—	—	—
Shares at September 30, 2022	15,334,091	765,465	16,099,556

2021
Shares at December 31, 2020	16,041,926	57,630	16,099,556
Shares issued for Landmark Group acquisition	12,831	(12,831)	—
Restricted stock units released	18,819	(18,819)	—
Treasury stock purchases	(244,677)	244,677	—
Shares at March 31, 2021	15,828,899	270,657	16,099,556
Restricted stock awards issued	9,350	(9,350)	—
Stock awards	3,680	(3,680)	—
Shares at June 30, 2021	15,841,929	257,627	16,099,556
Restricted stock awards released	250	(250)	—
Treasury stock purchases	(98)	98	—
Shares at September 30, 2021	15,842,081	257,475	16,099,556

Share Repurchase Programs

In June 2022, the Company's Board of Directors (the "Board") authorized a share repurchase program for up to 766,447 shares of common stock (the "2022 Share Repurchase Program"). Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. As of September 30, 2022, there were 766,447 shares remaining for repurchase under the 2022 Share Repurchase Program.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the components of other comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2022
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(57,655)	$(14,773)	$(42,882)
Reclassification adjustment for net gains included in net income (1)	23	7	16
Total securities available for sale and transferred securities	(57,632)	(14,766)	(42,866)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	1,829	469	1,360
Pension and post-retirement obligations:
Amortization of prior service credit included in income	—	—	—
Amortization of net actuarial loss included in income	64	16	48
Total pension and post-retirement obligations	64	16	48
Other comprehensive loss	$(55,739)	$(14,281)	$(41,458)
Nine months ended September 30, 2022
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(177,638)	$(45,514)	$(132,124)
Reclassification adjustment for net gains included in net income (1)	95	25	70
Total securities available for sale and transferred securities	(177,543)	(45,489)	(132,054)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	5,291	1,356	3,935
Pension and post-retirement obligations:
Amortization of prior service credit included in income	—	—	—
Amortization of net actuarial loss included in income	192	49	143
Total pension and post-retirement obligations	192	49	143
Other comprehensive loss	$(172,060)	$(44,084)	$(127,976)

(1) Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2021
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(8,647)	$(2,216)	$(6,431)
Reclassification adjustment for net gains included in net income (1)	42	11	31
Total securities available for sale and transferred securities	(8,605)	(2,205)	(6,400)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	108	28	80
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(1)	(1)	—
Amortization of net actuarial loss included in income	186	48	138
Total pension and post-retirement obligations	185	47	138
Other comprehensive income	$(8,312)	$(2,130)	$(6,182)
Nine months ended September 30, 2021
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(21,348)	$(5,470)	$(15,878)
Reclassification adjustment for net gains included in net income (1)	105	27	78
Total securities available for sale and transferred securities	(21,243)	(5,443)	(15,800)
Hedging derivative instruments:
Change in unrealized gain/loss during the period	1,537	394	1,143
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(2)	(1)	(1)
Amortization of net actuarial loss included in income	557	143	414
Total pension and post-retirement obligations	555	142	413
Other comprehensive loss	$(19,151)	$(4,907)	$(14,244)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Three months ended September 30, 2022
Balance at beginning of period	$3,735	$(94,159)	$(9,301)	$(99,725)
Other comprehensive income (loss) before reclassifications	1,360	(42,882)	—	(41,522)
Amounts reclassified from accumulated other comprehensive income (loss)	—	16	48	64
Net current period other comprehensive income (loss)	1,360	(42,866)	48	(41,458)
Balance at end of period	$5,095	$(137,025)	$(9,253)	$(141,183)

Nine months ended September 30, 2022
Balance at beginning of period	$1,160	$(4,971)	$(9,396)	$(13,207)
Other comprehensive income (loss) before reclassifications	3,935	(132,124)	—	(128,189)
Amounts reclassified from accumulated other comprehensive income (loss)	—	70	143	213
Net current period other comprehensive income (loss)	3,935	(132,054)	143	(127,976)
Balance at end of period	$5,095	$(137,025)	$(9,253)	$(141,183)

Three months ended September 30, 2021
Balance at beginning of period	$747	$5,343	$(12,024)	$(5,934)
Other comprehensive income (loss) before reclassifications	80	(6,431)	—	(6,351)
Amounts reclassified from accumulated other comprehensive income (loss)	—	31	138	169
Net current period other comprehensive income (loss)	80	(6,400)	138	(6,182)
Balance at end of period	$827	$(1,057)	$(11,886)	$(12,116)

Nine months ended September 30, 2021
Balance at beginning of period	$(316)	$14,743	$(12,299)	$2,128
Other comprehensive income (loss) before reclassifications	1,143	(15,878)	—	(14,735)
Amounts reclassified from accumulated other comprehensive income (loss)	—	78	413	491
Net current period other comprehensive income (loss)	1,143	(15,800)	413	(14,244)
Balance at end of period	$827	$(1,057)	$(11,886)	$(12,116)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statement of Income
	Three months ended September 30,
	2022	2021
Realized loss on sale of investment securities	$—	$—	Net (loss) gain on investment securities
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	(23)	(42)	Interest income
	(23)	(42)	Total before tax
	7	11	Income tax expense
	(16)	(31)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	—	1	Salaries and employee benefits
Net actuarial losses (1)	(64)	(186)	Salaries and employee benefits
	(64)	(185)	Total before tax
	16	47	Income tax benefit
	(48)	(138)	Net of tax
Total reclassified for the period	$(64)	$(169)

	Nine months ended
	September 30,
	2022	2021
Realized (loss) gain on sale of investment securities	$(15)	$71	Net (loss) gain on investment securities
Amortization of unrealized holding gains on investment securities transferred from available for sale to held to maturity	(80)	(176)	Interest income
	(95)	(105)	Total before tax
	25	27	Income tax expense
	(70)	(78)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	—	2	Salaries and employee benefits
Net actuarial losses (1)	(192)	(557)	Salaries and employee benefits
	(192)	(555)	Total before tax
	49	142	Income tax benefit
	(143)	(413)	Net of tax
Total reclassified for the period	$(213)	$(491)

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below during the nine months ended September 30, 2022.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	84,640	$28.89
PSUs	29,324	29.35

The grant-date fair value for the RSUs and PSUs granted during the nine months ended September 30, 2022 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The Company awarded grants of PSUs to certain members of management during the nine months ended September 30, 2022. Fifty percent of shares subject to each grant that ultimately vest are contingent on achieving specified return on average equity (“ROAE”) targets relative to the market index the MD&C Committee has selected as a peer group for this purpose. These shares will be earned based on the Company’s achievement of a relative ROAE performance requirement, on a percentile basis, compared to the market index over a three-year performance period ending March 16, 2025. The shares earned based on the achievement of the ROAE performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient's continuous service to the Company. The remaining fifty percent of the PSUs that ultimately vest are contingent upon achievement of an average return on average assets ("ROAA") performance requirement over a three-year performance period ending March 16, 2025. The shares earned based on the achievement of the ROAA performance requirement, if any, will vest of the third anniversary of the grant date assuming the recipient's continuous service to the Company. If earned at target level, members of management will receive up to 29,324 shares of our common stock in the aggregate.

The grant-date fair values for both the ROAE and the ROAA portions of PSUs granted during the nine months ended September 30, 2022 are equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The following is a summary of restricted stock awards and restricted stock units activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	195,990	$26.56
Granted	125,264	28.79
Vested	(60,362)	26.38
Forfeited	(5,252)	27.27
Outstanding at end of period	255,640	$27.68

At September 30, 2022, there was $4.2 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.04 years.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Salaries and employee benefits	$624	$500	$1,790	$1,071
Other noninterest expense	38	38	262	245
Total share-based compensation expense	$662	$538	$2,052	$1,316

(14.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service cost	$871	$1,049	$2,614	$3,147
Interest cost on projected benefit obligation	647	551	1,941	1,653
Expected return on plan assets	(1,141)	(1,306)	(3,423)	(3,919)
Amortization of unrecognized prior service credit	—	(1)	—	(2)
Amortization of unrecognized net actuarial loss	64	186	194	557
Net periodic benefit expense	$441	$479	$1,326	$1,436

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

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Commitments to extend credit	$1,192,819	$936,298
Standby letters of credit	15,421	24,913

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

Unfunded Commitments

At September 30, 2022 and December 31, 2021, the allowance for credit losses for unfunded commitments totaled $2.7 million and $1.8 million, respectively, and was included in other liabilities on the Company's consolidated statements of financial condition. The credit loss expense (benefit) for unfunded commitments was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Credit loss expense (benefit) for unfunded commitments	$507	$(206)	$867	$(1,246)

Contingent Liabilities and Litigation

In the ordinary course of business, there are various threatened and pending legal proceedings against the Company. Management believes that the aggregate liability, if any, arising from such litigation, except for the matter described below, would not have a material adverse effect on the Company’s consolidated financial statements.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 10, 2022 and as disclosed in Part II, Item 1 of this Quarterly Report on Form 10-Q, the Company is party to an action filed against it on May 16, 2017 by Matthew L. Chipego, Charlene Mowry, Constance C. Churchill and Joseph W. Ewing in the Court of Common Pleas in Philadelphia, Pennsylvania. Plaintiffs sought class certification to represent classes of consumers in New York and Pennsylvania along with statutory damages, interest and declaratory relief. The plaintiffs sought to represent a putative class of consumers who are alleged to have obtained direct or indirect financing from the Company for the purchase of vehicles that the Company later repossessed. The plaintiffs specifically claim that the notices the Bank sent to defaulting consumers after their vehicles were repossessed did not comply with the relevant portions of the Uniform Commercial Code in New York and Pennsylvania. The Company disputes and believes it has meritorious defenses against these claims and plans to vigorously defend itself.

On September 30, 2021, the Court granted plaintiffs’ motion for class certification and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). There are approximately 5,200 members in the New York classes and 300 members in the Pennsylvania classes. On December 20, 2021, the Company filed a request for an interlocutory appeal of the denial of its motion to dismiss the case for lack of standing. On February 8, 2022, plaintiffs filed a motion for partial summary judgement for most of the relief they seek. The Company filed a cross motion for partial summary judgement seeking the dismissal of a portion of the class and sought an offset in the form of recoupment which reduces any liability that may be imposed against the Company by the amounts that the borrowers owe to the Bank for failing to repay their motor vehicle loans. In addition, on April 25, 2022, the Pennsylvania Supreme Court declared unconstitutional a statute on which the Court may have based jurisdiction in this case. Therefore, on June 27, 2022, the Company filed a motion for reconsideration of the Court's June 5, 2018 decision overruling the Company's preliminary objections based on lack of personal jurisdiction as to the New York plaintiffs. Plaintiffs have responded to that motion claiming an alternative basis for jurisdiction.

On September 26, 2022, the lower Court denied both plaintiffs’ and defendants’ motions for partial summary judgment. In declining to grant Plaintiffs’ motion, the Court found that there were questions of fact as to whether the members of the class had purchased the subject vehicles for “consumer use” within the meaning of the relevant statutes. Defendants’ motion for summary judgment on the recoupment was denied because the Court determined that it could not enter a judgment on recoupment – which is a set off from liability – without first determining whether there was liability.

On October 4, 2022, the Parties agreed to a sixty (60) day stay of all deadlines in the case in order to pursue mediation. On October 7, 2022, the Superior Court of Pennsylvania granted the Company’s December 20, 2021 Request for an Interlocutory Appeal. As such, the case is now stayed until the appeal is briefed and decided by the Superior Court. No briefing schedule has yet been established for the appeal. In addition to the pending appeal, the parties are in the process of exploring non-binding mediation to potentially resolve some or all of the issues in the matter.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.) COMMITMENTS AND CONTINGENCIES (Continued)

If the Company settles these claims or the action is not resolved in its favor, the Company may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by its insurer. The Company can provide no assurances that its insurer will cover the full legal costs, settlements or judgments it incurs. If the Company is unsuccessful in defending itself from these claims or if its insurer does not cover the full amount of legal costs it incurs, the result may materially adversely affect the Company's business, results of operations and financial condition.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2022
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$21,107	$—	$21,107
Mortgage-backed securities	—	944,424	—	944,424
Other assets:
Hedging derivative instruments	—	7,040	—	7,040
Fair value adjusted through comprehensive income	$—	$972,571	$—	$972,571
Other assets:
Derivative instruments - interest rate swaps	—	49,502	—	49,502
Derivative instruments - credit contracts	—	—	—	-
Derivative instruments - mortgage banking	—	169	—	169
Other liabilities:
Derivative instruments - interest rate swaps	—	(49,505)	—	(49,505)
Derivative instruments - credit contracts	—	—	—	-
Derivative instruments - mortgage banking	—	(363)	—	(363)
Fair value adjusted through net income	$—	$(197)	$—	$(197)
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,074	$—	$2,074
Collateral dependent loans	—	—	21,263	21,263
Other assets:
Long-lived assets held for sale	—	—	1,855	1,855
Loan servicing rights	—	—	1,507	1,507
Total	$—	$2,074	$24,625	$26,699

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2022. There were no liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2022.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2022 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$21,263	Appraisal of collateral (1)	Appraisal adjustments (2)	19.6%(3) / 0 - 60%
Loan servicing rights	$1,507	Discounted cash flow	Discount rate	10.0% (3)
			Constant prepayment rate	11.7% (3)
Long-lived assets held for sale	$1,855	Appraisal of collateral (1)	Appraisal adjustments (2)	11 - 116%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(16.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the nine months ended September 30, 2022 and 2021.

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

	Level in	September 30, 2022		December 31, 2021
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$118,581	$118,581	$79,112	$79,112
Securities available for sale	Level 2	965,531	965,531	1,178,515	1,178,515
Securities held to maturity, net	Level 2	197,538	180,438	205,581	209,820
Loans held for sale	Level 2	2,074	2,074	6,202	6,202
Loans	Level 2	3,801,482	3,772,051	3,606,276	3,642,351
Loans (1)	Level 3	21,263	21,263	33,484	33,484
Long-lived assets held for sale	Level 3	—	—	2,560	2,560
Accrued interest receivable	Level 1	16,910	16,910	15,482	15,482
Derivative instruments – cash flow hedges	Level 2	7,040	7,040	1,559	1,559
Derivative instruments – interest rate products	Level 2	49,502	49,502	14,702	14,702
Derivative instruments – mortgage banking	Level 2	169	169	243	243
FHLB and FRB stock	Level 2	12,800	12,800	10,770	10,770
Financial liabilities:
Non-maturity deposits	Level 1	3,881,877	3,881,877	3,905,136	3,905,136
Time deposits	Level 2	1,023,277	1,009,621	921,954	920,699
Short-term borrowings	Level 1	69,000	69,000	30,000	30,000
Long-term borrowings	Level 2	74,144	70,616	73,911	77,792
Accrued interest payable	Level 1	3,681	3,681	2,147	2,147
Derivative instruments – interest rate products	Level 2	49,505	49,505	14,708	14,708
Derivative instruments – credit contracts	Level 2	—	—	1	1
Derivative instruments – mortgage banking	Level 2	363	363	4	4

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	All Other	Consolidated Totals
September 30, 2022
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	—	6,582	6,582
Total assets	5,576,899	47,583	5,624,482
December 31, 2021
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	3	7,326	7,329
Total assets	5,481,889	38,890	5,520,779

	Banking	All Other (1)	Consolidated Totals
Three months ended September 30, 2022
Net interest income (expense)	$44,129	$(1,061)	$43,068
Provision for credit losses	(4,314)	—	(4,314)
Noninterest income	8,900	3,752	12,652
Noninterest expense	(29,355)	(3,472)	(32,827)
Income (loss) before income taxes	19,360	(781)	18,579
Income tax (expense) benefit	(5,295)	570	(4,725)
Net income (loss)	$14,065	$(211)	$13,854
Nine months ended September 30, 2022
Net interest income (expense)	$127,405	$(3,182)	$124,223
Provision for credit losses	(7,196)	—	(7,196)
Noninterest income	23,228	12,106	35,334
Noninterest expense	(84,119)	(11,730)	(95,849)
Income (loss) before income taxes	59,318	(2,806)	56,512
Income tax (expense) benefit	(13,170)	1,143	(12,027)
Net income (loss)	$46,148	$(1,663)	$44,485

(1) Reflects activity from the acquisition of assets of North Woods since August 2, 2021 (the date of acquisition).

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(17.) SEGMENT REPORTING (Continued)

	Banking	All Other (1)	Consolidated Totals
Three months ended September 30, 2021
Net interest income (expense)	$39,333	$(1,060)	$38,273
Benefit for credit losses	541	—	541
Noninterest income	7,733	4,350	12,083
Noninterest expense	(24,351)	(4,818)	(29,169)
Income (loss) before income taxes	$23,256	$(1,528)	$21,728
Income tax (expense) benefit	(4,748)	195	(4,553)
Net income (loss)	$18,508	$(1,333)	$17,175
Nine months ended September 30, 2021
Net interest income (expense)	$117,039	$(3,177)	$113,862
Provision for credit losses	7,144	—	7,144
Noninterest income	23,611	11,621	35,232
Noninterest expense	(70,183)	(12,670)	(82,853)
Income (loss) before income taxes	77,611	(4,226)	73,385
Income tax (expense) benefit	(16,563)	1,263	(15,300)
Net income (loss)	$61,048	$(2,963)	$58,085

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

FORWARD LOOKING INFORMATION

Statements and financial analysis contained in this Quarterly Report on Form 10-Q that are based on other than historical data are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Financial Institutions, Inc. (the “Parent” or “FII”) and its subsidiaries (collectively, the “Company,” “we,” “our” or “us”); and
•
statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “continue,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects” or similar expressions.

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

EXECUTIVE OVERVIEW

Summary of 2022 Third Quarter Results

Net income decreased $3.3 million to $13.9 million for the third quarter of 2022 compared to $17.2 million for the third quarter of 2021. Net income available to common shareholders for the third quarter of 2022 was $13.5 million, or $0.88 per diluted share, compared with $16.8 million, or $1.05 per diluted share, for the third quarter of 2021. Return on average common equity was 12.72% and return on average assets was 0.98% for the third quarter of 2022 compared to 13.94% and 1.27%, respectively, for the third quarter of 2021.

The decrease in net income for the third quarter of 2022 reflected a $4.3 million provision for credit losses as compared to a benefit of $541 thousand in the third quarter of 2021. Loan loss provision returned to a more normalized level in the third quarter of 2022 due to the impact of an increase in the national unemployment forecast and qualitative factors reflecting economic uncertainty associated with higher interest rates and global political unrest, partially offset by a reduction in overall specific reserve levels. Also contributing to the decrease in net income was a $3.7 million increase in noninterest expense, including $2.2 million of increased salaries and employee benefits expense.

Net interest income totaled $43.1 million in the third quarter of 2022, an increase of $4.8 million compared to $38.3 million in the third quarter of 2021. Average interest-earning assets for the third quarter of 2022 were $264.0 million higher than the third quarter of 2021 due to a $191.9 million increase in average investment securities, and a $187.1 million increase in average loans, partially offset by a $115.0 million decrease in the average balance of Federal Reserve interest-earning cash.

Net interest margin was 3.28% for the third quarter of 2022 compared to 3.07% in the third quarter of 2021, an improvement of 21 basis points. The improvement in our net interest margin was primarily due to the impact of 2022 interest rate increases and a decrease in the level of lower yield Federal Reserve interest-earning cash in comparison to the prior year.

The provision for credit losses - loans was $3.8 million in the third quarter of 2022 compared to a benefit of $334 thousand in the third quarter of 2021. Net charge-offs during the recent quarter were $2.2 million compared to $587 thousand in the third quarter of 2021. Net charge-offs expressed as an annualized percentage of average loans outstanding was 0.22% during the third quarter of 2022 compared to 0.06% during the third quarter of 2021. See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision (benefit) for credit losses - loans and net charge-offs.

Noninterest income totaled $12.7 million in the third quarter of 2022, compared to $12.1 million in the third quarter of 2021. The increase in noninterest income for the third quarter of 2022 was primarily due to increases in income from company owned life insurance, partially offset by decreases in investments in limited partnerships income, net gain on sale of loans held for sale, investment advisory and insurance income. Contributing to the increase in company owned life insurance income was a $2.0 million enhancement from the surrender and redeployment of $25.5 million in cash surrender value of company owned life insurance, which was offset by approximately $1.5 million of incremental income tax expense during the quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest expense totaled $32.8 million in the third quarter of 2022, compared to $29.2 million in the third quarter of 2021. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits expense, computer and data processing expense, and other expenses. The increase in salaries and employee benefits expense was primarily the result of investments in personnel and wage pressures driven by the current competitive labor market, coupled with an increase in health insurance benefits expense due to higher medical claims. Computer and data processing expense increased as a result of our strategic investment in technology, including digital banking initiatives, a customer relationship management solution across all business lines, and Banking-as-a-Service, or Baas, initiatives. The increase in other expense was due to a combination of factors including overdraft charge-offs, as well as an increase in travel and entertainment expenses as the impacts of the pandemic recede.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 10.12%, and 12.53%, respectively, at September 30, 2022. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

We helped more than 2,900 customers obtain more than $378 million in loans through the PPP. We have helped customers complete the forgiveness process for approximately $375 million of these PPP loans.

We had $532.4 million of loans with modifications related to COVID-19 during 2020, with $2.2 million and $46.2 million still on deferral as of September 30, 2022 and December 31, 2021, respectively. We have provided payment deferrals for approximately 6,600 borrowers, the majority being consumer indirect loan customers. Less than 1% of our loan customers have active payment deferrals as of September 30, 2022 as the majority of customers whose loans were subject to COVID-19 related deferrals have returned to making regular payments.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 77% and 78% of revenue during the three and nine months ended September 30, 2022, respectively. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest income per consolidated statements of income	$50,675	$41,227	$138,302	$123,452
Adjustment to fully taxable equivalent basis	129	140	420	493
Interest income adjusted to a fully taxable equivalent basis	50,804	41,367	138,722	123,945
Interest expense per consolidated statements of income	7,607	2,954	14,079	9,590
Net interest income on a taxable equivalent basis	$43,197	$38,413	$124,643	$114,355

Analysis of Net Interest Income for the Three Months Ended September 30, 2022 and 2021

Net interest income on a taxable equivalent basis for the three months ended September 30, 2022, was $43.2 million, an increase of approximately $4.8 million versus the comparable quarter last year of $38.4 million. The increase in net interest income was primarily due to an increase in average investment securities of $191.9 million, or 16%, and an increase in average loans of $187.1 million, or 5%, as well as the impact of the interest rate increases in 2022 having a positive impact on yields. The increases in interest income were partially offset by an increase in interest expense of $4.7 million. The increase in interest expense was primarily the result of continued repricing of time deposits at higher rates throughout 2021 and into 2022. Average PPP loans, net of deferred fees were $5.6 million for the three months ended September 30, 2022 compared to $141.3 million for the three months ended September 30, 2021. Revenue related to PPP loans was $1.1 million lower in the third quarter of 2022 than the third quarter of 2021. PPP loan balances are significantly lower in 2022 as a result of loan forgiveness and repayment.

Our net interest margin for the third quarter of 2022 was 3.28%, 21 basis points higher than 3.07% for the same period in 2021. This comparable period improvement was primarily due to the impact of the interest rate increases that have occurred in 2022 and a decrease in the level of Federal Reserve interest-earning cash in comparison to the prior year period.

For the third quarter of 2022, the average yield on average interest earning assets of 3.86% was 55 basis points higher than the third quarter of 2021 of 3.31% due to the increase in market interest rates. Loan yields increased 66 basis points during the third quarter of 2022 to 4.62% from 3.96% for the same period in 2021. The average yield on investment securities increased nine basis points during the third quarter of 2022 to 1.81% from 1.72% for the same period in 2021. Overall, a favorable volume variance increased interest income by $2.8 million during the third quarter of 2022, and the interest earning asset rate changes increased interest income by $6.6 million which collectively drove a $9.4 million increase in interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Average interest-earning assets were $5.23 billion for the third quarter of 2022 compared to $4.97 billion for the third quarter of 2021, an increase of $264.0 million, or 5%, from the comparable quarter last year, with average securities up $191.9 million from $1.18 billion for the third quarter of 2021 to $1.37 billion for the third quarter of 2022 and average loans up $187.1 million from $3.63 billion for the third quarter of 2021 to $3.82 billion for the third quarter of 2022. Securities represented 26.2% of average interest-earning assets during the third quarter of 2022 compared to 23.7% during the third quarter of 2021. The increase in average investment securities was due to the redeployment of excess liquidity intended to benefit interest income with the intent of reducing net interest margin compression relative to interest earned on federal funds sold and interest-earning deposits. Loans comprised 73.0% of average interest-earning assets during the third quarter of 2022 compared to 73.1% during the third quarter of 2021. The increase in average loans was primarily due to organic growth in commercial mortgages, bolstered by our February 2022 expansion into the Baltimore and Washington D.C. region. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. The average yield on average loans was 4.62% for the third quarter of 2022, an increase of 66-basis points compared to 3.96% for the comparable quarter in 2021 due to the impact of the interest rate increases that have occurred in 2022. An increase in the volume of average loans resulted in a $2.2 million increase in interest income and rate changes increased interest income by $6.0 million.

The average cost of average interest-bearing liabilities increased by 45 basis points to 0.77% in the third quarter of 2022 compared to 0.32% in the third quarter of 2021 because the average cost of average interest-bearing deposits increased 42 basis points from 0.21% for the third quarter of 2021 to 0.63% for the third quarter of 2022 as a result of the rising interest rate environment.

Average interest-bearing liabilities were $3.91 billion for the third quarter of 2022, compared to $3.65 billion for the third quarter of 2021, an increase of $258.4 million, or 7%. On average, interest-bearing deposits grew $121.5 million from $3.58 billion for the third quarter of 2021 to $3.70 billion for the current quarter. The increase in average deposits was primarily due to growth in brokered, non-public and public, deposits, partially offset by a decline in reciprocal deposits. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in a $4.7 million increase in interest expense during the third quarter of 2022, primarily due to the overall higher rate market conditions.

Analysis of Net Interest Income for the Nine Months Ended September 30, 2022 and 2021

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2022, was $124.6 million, an increase of $10.3 million versus the comparable period in 2021 of $114.4 million. The increase in net interest income was primarily due to an increase in average investment securities of $351.0 million, or 33.4%, and an increase in average loans of $120.5 million, or 3.3%, as well as the impact of interest rate increases in 2022 having a positive impact on yields. The increases in interest income were partially offset by an increase in interest expense of $4.5 million. The increase in interest expense was primarily the result of continued repricing of time deposits at higher rates throughout 2021 and into 2022. Average PPP loans, net of deferred fees were $22.4 million for the nine months ended September 30, 2022 compared to $206.9 million for the nine months ended September 30, 2021. Revenue related to PPP loans was $4.9 million lower in the first nine months of 2022 than the first nine months of 2021. PPP loan balances are significantly lower in 2022 as a result of loan forgiveness and repayment.

Our net interest margin for the nine months ended September 30, 2022 was 3.19%, 5 basis points higher than 3.14% for the same period in 2021. This comparable period increase was a combination of a three basis points increase in the interest rate spread and a two basis point increase in the contribution of interest-free funds. The higher interest rate spread was a result of a 15 basis points increase in the average yield on average interest-earning assets and a 12 basis points increase in the average cost of average interest-bearing liabilities.

For the nine months ended September 30, 2022, the average yield on average interest earning assets of 3.55% was 15-basis points higher than the nine months ended September 30, 2021 of 3.40%. The average yield on loans increased 23-basis points during the nine months ended September 30, 2022, to 4.25% from 4.02% for the comparable period last year. The average yield on investment securities remained consistent at 1.79% for the nine months ended September 30, 2022 and 2021. Overall, volume variances in average interest-earning assets and average interest-bearing liabilities increased net interest income by $7.0 million during the nine months ended September 30, 2022, and the impact of the interest rate increases in 2022 had an overall positive impact on yields, contributing another $3.3 million to interest income.

Average interest-earning assets were $5.22 billion for the nine months ended September 30, 2022 compared to $4.87 billion for the nine months ended September 30, 2021, an increase of $343.9 million, or 7.1%, with average loans up $120.5 million from $3.64 billion for the nine months ended September 30, 2021 to $3.76 billion for the nine months ended September 30, 2022 and average securities up $351.0 million from $1.05 billion for the nine months ended September 30, 2021 to $1.40 billion for the nine months ended September 30, 2022. Securities represented 26.9% of average interest-earning assets during the nine months ended September 30, 2022 compared to 21.6% during the nine months ended September 30, 2021. The increase in investment securities was due to the redeployment of excess liquidity intended to benefit interest income with the intent of reducing net interest margin compression versus federal funds sold and interest-earning deposits. Loans comprised 72.2% of average interest-earning assets during the nine months ended September 30, 2022 compared to 74.8% during the nine months ended September 30, 2021. The increase in average loans was primarily due to organic growth in commercial mortgages, bolstered by our expansion into the Baltimore and Washington D.C. region, as well as organic growth in consumer indirect, partially offset by decreases in commercial business loans, primarily due to lower PPP loan balances in 2022. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. An increase in the volume of average loans resulted in a $4.2 million increase in interest income and higher interest rates increased interest income by $5.7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The average cost of average interest-bearing liabilities was 0.48% in the nine months ended September 30, 2022 compared to 0.36% in the nine months ended September 30, 2021 with the increase the result of the average cost of average interest-bearing deposits increasing 11 basis points from 0.24% for the nine months ended September 30, 2021 to 0.35% for the nine months ended September 30, 2022 due to the rising interest rate environment.

Average interest-bearing liabilities of $3.92 billion in the nine months ended September 30, 2022 were $312.0 million, or 8.7%, higher than the nine months ended September 30, 2021. On average, interest-bearing deposits grew $226.5 million from $3.53 billion for the nine months ended September 30, 2021 to $3.76 billion for the current nine month period, while noninterest-bearing demand deposits (a principal component of net free funds) remained constant at $1.10 billion. The increase in average deposits was primarily due to growth in public, non-public and brokered deposits, partially offset by a decrease in reciprocal deposits. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in a $3.7 million increase in interest expense during the nine months ended September 30, 2022, primarily due to the recent interest rate increases experienced in 2022.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (dollars in thousands). Average balances were derived from daily balances.

	Three months ended September 30,
	2022			2021
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$42,183	$188	1.77%	$157,229	$67	0.17%
Investment securities (1):
Taxable	1,275,390	5,599	1.76	1,068,226	4,392	1.64
Tax-exempt (2)	93,776	608	2.59	109,011	666	2.44
Total investment securities	1,369,166	6,207	1.81	1,177,237	5,058	1.72
Loans:
Commercial business	623,916	7,890	5.02	700,797	6,321	3.58
Commercial mortgage	1,514,138	18,976	4.97	1,331,063	13,004	3.88
Residential real estate loans	577,094	4,903	3.40	588,585	4,950	3.36
Residential real estate lines	76,853	822	4.24	79,766	672	3.35
Consumer indirect	1,012,787	11,428	4.48	917,402	10,903	4.71
Other consumer	14,648	390	10.55	14,718	392	10.58
Total loans (4)	3,819,436	44,409	4.62	3,632,331	36,242	3.96
Total interest-earning assets	5,230,785	50,804	3.86	4,966,797	41,367	3.31
Less: Allowance for credit losses	(43,088)			(48,202)
Other noninterest-earning assets	412,267			449,459
Total assets	$5,599,964			$5,368,054
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$854,015	395	0.18%	$796,371	291	0.15%
Savings and money market	1,817,413	2,567	0.56	1,876,394	798	0.17
Time deposits	1,031,162	2,913	1.12	908,351	805	0.35
Total interest-bearing deposits	3,702,590	5,875	0.63	3,581,116	1,894	0.21
Short-term borrowings	136,610	672	1.95	—	—	—
Long-term borrowings	74,096	1,060	5.72	73,786	1,060	5.75
Total borrowings	210,706	1,732	3.26	73,786	1,060	5.75
Total interest-bearing liabilities	3,913,296	7,607	0.77	3,654,902	2,954	0.32
Noninterest-bearing demand deposits	1,115,759			1,149,120
Other noninterest-bearing liabilities	133,002			68,158
Shareholders’ equity	437,907			495,874
Total liabilities and shareholders’ equity	$5,599,964			$5,368,054
Net interest income (tax-equivalent)		$43,197			$38,413
Interest rate spread			3.09%			2.99%
Net earning assets	$1,317,489			$1,311,895
Net interest margin (tax-equivalent)			3.28%			3.07%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.67%			135.89%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended September 30,
	2022	2021
Commercial business	$243	$1,010
Commercial mortgage	692	413
Residential real estate loans	(438)	(593)
Residential real estate lines	(94)	(114)
Consumer indirect	(1,127)	(984)
Other consumer	6	5
Total	$(718)	$(263)

	Nine months ended September 30,
	2022			2021
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$49,048	$315	0.86%	$176,653	$155	0.12%
Investment securities (1):
Taxable	1,297,216	16,832	1.73	923,162	11,751	1.70
Tax-exempt (2)	104,324	1,997	2.55	127,368	2,345	2.45
Total investment securities	1,401,540	18,829	1.79	1,050,530	14,096	1.79
Loans:
Commercial business	626,121	20,462	4.37	763,332	21,740	3.81
Commercial mortgage	1,458,961	47,533	4.36	1,306,001	38,163	3.91
Residential real estate loans	578,354	14,544	3.35	595,740	15,298	3.42
Residential real estate lines	77,062	2,172	3.77	83,429	2,128	3.41
Consumer indirect	1,009,475	33,725	4.47	879,993	31,173	4.74
Other consumer	14,454	1,142	10.56	15,408	1,192	10.35
Total loans (4)	3,764,427	119,578	4.25	3,643,903	109,694	4.02
Total interest-earning assets	5,215,015	138,722	3.55	4,871,086	123,945	3.40
Less: Allowance for credit losses	(42,067)			(51,395)
Other noninterest-earning assets	413,363			432,818
Total assets	5,586,311			$5,252,509
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$905,224	$970	0.14%	$810,086	$848	0.14%
Savings and money market	1,882,342	4,451	0.32	1,819,766	2,550	0.19
Time deposits	971,681	4,525	0.62	902,883	2,896	0.43
Total interest-bearing deposits	3,759,247	9,946	0.35	3,532,735	6,294	0.24
Short-term borrowings	85,585	952	1.49	388	119	41.07
Long-term borrowings	74,020	3,181	5.73	73,711	3,177	5.75
Total borrowings	159,605	4,133	3.46	74,099	3,296	5.93
Total interest-bearing liabilities	3,918,852	14,079	0.48	3,606,834	9,590	0.36
Noninterest-bearing demand deposits	1,099,234			1,095,497
Other noninterest-bearing liabilities	113,195			69,847
Shareholders’ equity	455,030			480,331
Total liabilities and shareholders’ equity	$5,586,311			$5,252,509
Net interest income (tax-equivalent)		$124,643			$114,355
Interest rate spread			3.07%			3.04%
Net earning assets	$1,296,163			$1,264,252
Net interest margin (tax-equivalent)			3.19%			3.14%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.08%			135.05%

MANAGEMENT'S DISCUSSION AND ANALYSIS

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

(3) Annualized.

(3) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	Nine months ended September 30,
	2022	2021
Commercial business	$1,947	$5,455
Commercial mortgage	1,675	1,107
Residential real estate loans	(1,402)	(1,663)
Residential real estate lines	(248)	(316)
Consumer indirect	(3,287)	(2,834)
Other consumer	13	3
Total	$(1,302)	$1,752

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

	Three months ended September 30, 2022 vs. 2021			Nine months ended September 30, 2022 vs. 2021
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(82)	$203	$121	$(185)	$345	$160
Investment securities:
Taxable	894	313	1,207	4,850	231	5,081
Tax-exempt	(97)	39	(58)	(438)	90	(348)
Total investment securities	797	352	1,149	4,412	321	4,733
Loans:
Commercial business	(753)	2,322	1,569	(4,224)	2,946	(1,278)
Commercial mortgage	1,954	4,018	5,972	4,729	4,641	9,370
Residential real estate loans	(98)	51	(47)	(441)	(313)	(754)
Residential real estate lines	(26)	176	150	(169)	213	44
Consumer indirect	1,095	(570)	525	4,399	(1,847)	2,552
Other consumer	(2)	—	(2)	(75)	25	(50)
Total loans	2,170	5,997	8,167	4,219	5,665	9,884
Total interest income	2,885	6,552	9,437	8,446	6,331	14,777
Interest expense:
Deposits:
Interest-bearing demand	22	82	104	102	20	122
Savings and money market	(26)	1,795	1,769	91	1,810	1,901
Time deposits	123	1,985	2,108	235	1,394	1,629
Total interest-bearing deposits	119	3,862	3,981	428	3,224	3,652
Short-term borrowings	672	—	672	1,058	(225)	833
Long-term borrowings	4	(4)	—	13	(9)	4
Total borrowings	676	(4)	672	1,071	(234)	837
Total interest expense	795	3,858	4,653	1,499	2,990	4,489
Net interest income	$2,090	$2,694	$4,784	$6,947	$3,341	$10,288

Provision/Benefit for Credit Losses

The provision for credit losses for the three and nine months ended September 30, 2022 was $4.3 million and $7.2 million, respectively, compared to a benefit for credit losses of $0.5 million and $7.1 million for the corresponding periods in 2021. During the second quarter of 2022 we recorded a $2.0 million recovery in connection with the pay-off of a commercial loan that was downgraded to non-performing status with a partial charge-off in the second quarter of 2021. Loan loss provision returned to a more normalized level in 2022 due to the impact of an increase in the national unemployment forecast and qualitative factors reflecting economic uncertainty associated with higher interest rates and global political unrest, partially offset by a reduction in overall specific reserve levels. The benefits in 2021 were due to improvement in the national unemployment forecast following the initial impact of the COVID-19 pandemic, the designated loss driver for our current expected credit loss ("CECL") model, and positive trends in qualitative factors, resulting in a release of credit loss reserves.

See the “Allowance for Credit Losses - Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service charges on deposits	$1,597	$1,502	$4,403	$4,081
Insurance income	1,571	1,864	4,902	4,407
Card interchange income	2,076	2,118	6,131	6,270
Investment advisory	2,722	2,969	8,669	8,627
Company owned life insurance	2,965	776	4,667	2,126
Investments in limited partnerships	65	694	1,102	1,787
Loan servicing	139	105	383	293
Income from derivative instruments, net	99	377	1,263	1,660
Net gain on sale of loans held for sale	308	600	1,045	2,468
Net (loss) gain on investment securities	—	—	(15)	71
Net (loss) gain on other assets	(22)	138	(15)	286
Net (loss) gain on tax credit investments	(385)	(129)	(704)	62
Other	1,517	1,069	3,503	3,094
Total noninterest income	$12,652	$12,083	$35,334	$35,232

Insurance income decreased $293 thousand, or 16%, to $1.6 million for the third quarter of 2022 compared to $1.9 million for the third quarter of 2021. For the first nine months of 2022, insurance income increased $495 thousand, or 11%, to $4.9 million compared to $4.4 million for the first nine months of 2021. The increase in the first nine months of 2022 was primarily driven by the two 2021 bolt on acquisitions (North Woods in August 2021 and Landmark in February 2021), and higher contingent revenues in 2022.

Company owned life insurance income increased $2.2 million, to $3.0 million for the third quarter of 2022 compared to $776 thousand for third quarter of 2021. For the first nine months of 2022, company owned life insurance income increased $2.5 million to $4.7 million compared to $2.1 million for the first nine months of 2021. The increases were primarily due to the previously mentioned enhancement from the surrender and redeploy strategy.

Investments in limited partnerships income decreased $629 thousand to $65 thousand for the third quarter of 2022 compared to $694 thousand or third quarter of 2021. For the first nine months of 2022, investments in limited partnerships income decreased $685 thousand to $1.1 million from $1.8 million for the first nine months of 2021. The Company has made several investments in limited partnerships, primarily small business investment companies, and accounts for these investments under the equity method. Income from these investments fluctuates based on the maturity and performance of the underlying investments.

Income from derivative instruments, net, decreased $0.3 million, or 74%, to $99 thousand for the third quarter of 2022 compared to $377 thousand for the third quarter of 2021. For the first nine months of 2022, income from derivative instruments, net decreased $397 thousand, or 24%, to $1.3 million compared to $1.7 million for the first nine months of 2021. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed during the period combined with the impact of changes in the fair market value of borrower-facing trades.

Net gain on sale of loans held for sale was $308 thousand for the third quarter of 2022 compared to $600 thousand for the third quarter of 2021. For the first nine months of 2022, net gain on sale of loans held for sale was $1.0 million compared to $2.5 million for the first nine months of 2021. Included in the first nine months of 2022 was a gain of $586 thousand related to the sale of a $31.2 million portfolio of indirect loans in the second quarter of 2022. Sales volumes and margins for residential loans have moderated in 2022, following historically high levels in 2021 as a result of the rising interest rate environment.

Net (loss) gain on tax credit investments was a net loss of $385 thousand for the third quarter of 2022, compared to a $129 thousand net loss for the third quarter of 2021. For the first nine months of 2022, net (loss) gain on tax credit investments was a net loss of $704 thousand compared to a $62 thousand net gain for the first nine months of 2021. These losses include the amortization of tax credit investments, partially offset by New York investment tax credits that are refundable and recorded in noninterest income.

Other income increased $448 thousand, or 42%, to $1.5 million for the third quarter of 2022 compared to $1.1 million for the third quarter of 2021. For the first nine months of 2022, other income increased $409 thousand, or 13%, to $3.5 million compared to $3.1 million for the first nine months of 2021.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Salaries and employee benefits	$17,950	$15,798	$51,532	$44,782
Occupancy and equipment	3,793	3,834	11,564	10,502
Professional services	1,247	1,600	4,172	5,098
Computer and data processing	4,407	3,579	12,959	10,160
Supplies and postage	440	447	1,450	1,361
FDIC assessments	651	697	1,785	1,942
Advertising and promotions	651	474	1,437	1,234
Amortization of intangibles	244	264	747	801
Restructuring charges	—	-	1,269	-
Other	3,444	2,476	8,934	6,973
Total noninterest expense	$32,827	$29,169	$95,849	$82,853

Salaries and employee benefits expense increased $2.2 million, or 14%, to $18.0 million for the third quarter of 2022 compared to $15.8 million for the third quarter of 2021. For the first nine months of 2022, salaries and employee benefits expense increased $6.8 million, or 15%, to $51.5 million compared to $44.8 million for the first nine months of 2021. The increase in salaries and employee benefits expense was primarily the result of investments in personnel and wage pressures driven by the current labor market, along with an increase in health insurance benefit expense due to higher medical claims.

Occupancy and equipment expense remained constant at $3.8 million for the third quarters of 2022 and 2021. For the first nine months of 2022, occupancy and equipment expense increased $1.1 million, or 10%, to $11.6 million compared to $10.5 million for the first nine months of 2021. The increase in occupancy and equipment expense in 2022 was primarily due to the purchase of laptop computers in the second quarter of 2022 to support our flexible work model, as well as repairs and maintenance in the branch network.

Professional services expense decreased $353 thousand, or 22%, to $1.2 million for the third quarter of 2022 compared to $1.6 million for the third quarter of 2021. For the first nine months of 2022, professional services expense decreased $926 thousand, or 18%, to $4.2 million compared to $5.1 million for the first nine months of 2021. The decrease in professional services expense was primarily as a result of higher expense incurred in the prior year for enterprise standardization expense and miscellaneous consulting fees.

Computer and data processing expense increased $0.8 million, or 23%, to $4.4 million for the third quarter of 2022 compared to $3.6 million for the third quarter of 2021. For the first nine months of 2022, computer and data processing expense increased $2.8 million, or 28%, to $13.0 million compared to $10.2 million for the first nine months of 2021. The increase was a result of our strategic investment in technology, including digital banking initiatives, a customer relationship management solution across all lines of business, and Banking as a Service (BaaS) initiatives.

Restructuring charges of $1.3 million were recognized in the first nine months of 2022 in connection with the write-down of real estate assets to fair market value based upon existing purchase offers and current market conditions for five locations that were closed in the second half of 2020.

Other expense increased $1.0 million, or 39%, to $3.4 million for the third quarter of 2022 compared to $2.5 million for the third quarter of 2021. For the first nine months of 2022, other expense increased $2.0 million, or 28%, to $8.9 million compared to $7.0 million for the first nine months of 2021. The increase was due to a combination of factors, including inflation and the outsourcing of certain functions previously handled internally, as well as a return to more normal expense levels post-pandemic in areas, such as, training, conferences, travel and entertainment.

Our efficiency ratio for the first nine months of 2022 was 59.91% compared with 55.41% for the first nine months of 2021. The higher efficiency ratio was primarily the result of an increase in noninterest expense in 2022 as described above, coupled with the $4.9 million decline in PPP revenue in 2022 versus 2021. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Income Taxes

For the three and nine months ended September 30, 2022, we recorded income tax expense of $4.7 million and $12.0 million, respectively, versus $4.6 million and $15.3 million for the same periods in the prior year. Contributing to third quarter 2022 income tax expense were approximately $1.5 million of incremental taxes associated with the previously mentioned company owned life insurance surrender and redeploy strategy, which was offset by a $2.0 million enhancement recorded as noninterest income. In the third quarter of 2022, we also recognized federal and state tax benefits related to tax credit investments placed in service resulting in a reduction in income tax expense of $511 thousand, versus $535 thousand for the same period in the prior year. The nine months ended September 30, 2022 and 2021 also included related benefits of $1.6 million and $1.2 million, respectively.

During the second quarter of 2021, New York State enacted legislation that temporarily increases the corporate tax rate from 6.5% to 7.25% for taxable years beginning in 2021 through 2023 for taxpayers with New York State income over $5.0 million. This rate change did not result in a material impact to our tax provision.

Our effective tax rates for the three and nine months ended September 30, 2022 were 25.4% and 21.3%, respectively, versus 21.0% and 20.8%, respectively, for the same periods in the prior year. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2022 and 2021 reflects the New York State tax benefit generated by our real estate investment trust.

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$24,535	$21,107	$15,793	$15,891
Mortgage-backed securities:
Agency mortgage-backed securities	1,124,940	944,424	1,169,042	1,162,214
Non-Agency mortgage-backed securities	—	—	—	410
Total available for sale securities	1,149,475	965,531	1,184,835	1,178,515
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	16,325	15,475	—	—
State and political subdivisions	102,419	93,460	111,399	113,511
Mortgage-backed securities	78,799	71,503	94,187	96,309
Total held to maturity securities	197,543	180,438	205,586	209,820
Allowance for credit losses – securities	(5)		(5)
Total held to maturity securities, net	197,538		205,581
Total investment securities	$1,347,013	$1,145,969	$1,390,416	$1,388,335

Our available for sale (“AFS”) investment securities portfolio decreased $35.4 million from December 31, 2021 to September 30, 2022. Our primary investment strategy for the past several quarters has been to deploy excess liquidity into cash flowing agency mortgage-backed securities, reallocating excess Federal Reserve cash balances into securities demonstrating higher yields; however, activity has slowed as a portion of the cash flow from the portfolio was utilized to fund loan originations during 2022. The AFS portfolio had a net unrealized loss of $183.9 million at September 30, 2022 and $6.3 million at December 31, 2021, respectively. The decline in the portfolio balance was largely driven by a decrease in the market value of the portfolio, due to rising interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of September 30, 2022. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	0.00%	$15,000	1.70%	$9,535	1.89%	$—	—	$24,535	1.77%
Mortgage-backed securities	5,233	2.19	65,336	2.63	146,164	1.88	908,207	1.65	1,124,940	1.74
	5,233	2.19	80,336	2.46	155,699	1.88	908,207	1.65	1,149,475	1.74
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	0.00%	$—	0.00%	$16,325	3.22%	$—	0.00%	$16,325	3.22%
State and political subdivisions	32,255	2.08	43,515	1.86	5,005	1.62	21,644	2.44	102,419	2.04
Mortgage-backed securities	2,209	2.19	—	—	16,694	2.45	59,896	2.62	78,799	2.57
	34,464	2.09	43,515	1.86	38,024	2.67	81,540	2.57	197,543	2.35
Total investment securities	$39,697	2.10%	$123,851	2.25%	$193,723	2.03%	$989,747	1.73%	$1,347,018	1.83%

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the nine months ended September 30, 2022 and 2021 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

MANAGEMENT'S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (dollars in thousands).

	Loan Portfolio Composition
	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Commercial business	$633,894	16.4%	$638,293	17.3%
Commercial mortgage	1,564,545	40.5	1,412,788	38.4
Total commercial	2,198,439	56.9	2,051,081	55.7
Residential real estate loans	577,821	14.9	577,299	15.7
Residential real estate lines	77,336	2.0	78,531	2.2
Consumer indirect	997,423	25.8	958,048	26.0
Other consumer	15,832	0.4	14,477	0.4
Total consumer	1,668,412	43.1	1,628,355	44.3
Total loans	3,866,851	100.0%	3,679,436	100.0%
Less: Allowance for credit losses – loans	44,106		39,676
Total loans, net	$3,822,745		$3,639,760

Total loans increased $187.4 million to $3.87 billion at September 30, 2022 from $3.68 billion at December 31, 2021. The increase in loans was primarily attributable to our organic growth initiatives.

Total commercial loans increased $147.4 million during the nine months ended September 30, 2022 and represented 56.9% of total loans as of September 30, 2022. The increase was primarily a result of our continued commercial business development efforts. PPP loans, net of deferred fees, were $2.8 million and $55.3 million at September 30, 2022 and December 31, 2021, respectively, and are included in our commercial business loans. PPP loan balances were significantly lower in 2022 as a result of the PPP loan forgiveness and repayment. We expect the PPP loan balances will continue to decline as loans are forgiven by the SBA.

Total consumer loans increased $40.1 million to $1.67 billion and represented 43.1% of total loans as of September 30, 2022. During the first nine months of 2022, we originated $383.9 million in indirect automobile loans with a mix of approximately 28% new automobile and 72% used automobile. During the first nine months of 2021, we originated $376.6 million in indirect automobile loans with a mix of approximately 26% new automobile and 74% used automobile loans. Origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions. Growth in the consumer indirect portfolio in the current period was primarily a result of increased customer demand for automobiles with the Company well-positioned to take advantage of the market opportunity given our deep history and experience in this line of business.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $2.1 million and $6.2 million as of September 30, 2022 and December 31, 2021, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $371.3 million and $272.7 million as of September 30, 2022 and December 31, 2021, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Credit Losses - Loans

The following table summarizes the activity in the allowance for credit losses - loans for the periods indicated (dollars in thousands).

	Credit Loss - Loans Analysis
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Allowance for credit losses - loans, beginning of period	$42,452	$46,365	$39,676	$52,420
Net charge-offs (recoveries):
Commercial business	(96)	50	(43)	(389)
Commercial mortgage	(1)	—	(2,020)	196
Residential real estate loans	(4)	21	37	24
Residential real estate lines	35	60	18	130
Consumer indirect	1,890	265	3,087	582
Other consumer	329	191	821	537
Total net charge-offs	2,153	587	1,900	1,080
Provision (benefit) for credit losses – loans	3,807	(334)	6,330	(5,896)
Allowance for credit losses – loans, end of period	$44,106	$45,444	$44,106	$45,444

Net loan charge-offs (recoveries) to average loans:
Commercial business	(0.06)%	0.03%	(0.01)%	(0.07)%
Commercial mortgage	-	-	(0.19)	0.02
Residential real estate loans	-	0.01	0.01	0.01
Residential real estate lines	0.18	0.30	0.03	0.21
Consumer indirect	0.74	0.11	0.41	0.09
Other consumer	8.90	5.15	7.59	4.46
Total loans	0.22%	0.06%	0.07%	0.04%

Allowance for credit losses – loans to total loans	1.14%	1.24%	1.14%	1.24%
Allowance for credit losses – loans to nonaccrual loans	584%	681%	584%	681%
Allowance for credit losses – loans to non-performing loans	517%	681%	517%	681%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net charge-offs of $2.2 million in the third quarter of 2022 represented 0.22% of average loans on an annualized basis compared to net charge-offs of $587 thousand, or 0.06% of average loans for the third quarter of 2021. For the nine months ended September 30, 2022, net charge-offs of $1.9 million represented 0.07% of average loans, compared to net charge-offs of $1.1 million, or 0.04% of average loans for the same period in 2021. Net charge-offs for the nine months ended September 30, 2022 included a $2.0 million recovery in connection with the pay-off of a commercial loan that was downgraded to non-performing status with a partial charge-off in the fourth quarter of 2021. The allowance for credit losses - loans was $44.1 million at September 30, 2022, compared with $45.4 million at September 30, 2021. The ratio of the allowance for credit losses - loans to total loans was 1.14% and 1.24% at September 30, 2022 and September 30, 2021, respectively. The ratio of allowance for credit losses - loans to non-performing loans was 517% at September 30, 2022, compared with 681% at September 30, 2021.

The following table sets forth the allocation of the allowance for credit losses - loans by loan category as of the dates indicated (dollars in thousands). The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	Allowance for Credit Losses - Loans by Loan Category
	September 30, 2022		December 31, 2021
		Percentage		Percentage
	Credit	of loans by	Credit	of loans by
	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans
Commercial business	$11,524	16.4%	$11,099	17.3%
Commercial mortgage	14,119	40.5	14,777	38.4
Residential real estate loans	2,354	14.9	1,604	15.7
Residential real estate lines	654	2.0	379	2.2
Consumer indirect	15,182	25.8	11,611	26.0
Other consumer	273	0.4	206	0.4
Total	$44,106	100.0%	$39,676	100.0%

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (dollars in thousands).

	Non-Performing Assets
	September 30, 2022	December 31, 2021
Nonaccrual loans:
Commercial business	$385	$602
Commercial mortgage	830	6,414
Residential real estate loans	3,550	2,373
Residential real estate lines	119	200
Consumer indirect	2,666	1,780
Other consumer	—	—
Total nonaccrual loans	7,550	11,369
Accruing loans 90 days or more delinquent	986	797
Total non-performing loans	8,536	12,166
Foreclosed assets	—	—
Total non-performing assets	$8,536	$12,166

Nonaccrual loans to total loans	0.20%	0.31%
Non-performing loans to total loans	0.22%	0.33%
Non-performing assets to total assets	0.15%	0.22%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at September 30, 2022 were $8.5 million, a decrease of $3.6 million from the $12.2 million balance at December 31, 2021. The decrease in non-performing assets related primarily to the pay-off of a nonaccrual commercial mortgage that resulted in the $2.0 million recovery noted previously. The primary component of non-performing assets is non-performing loans, which were $8.5 million or 0.22% of total loans at September 30, 2022, down from $12.2 million or 0.33% of total loans at December 31, 2021 primarily due to pay-downs or payments received and applied to principal for the non-performing loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Approximately $2.4 million, or 28%, of the $8.5 million in non-performing loans as of September 30, 2022 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. We had no TDRs included in nonaccrual loans at September 30, 2022 and December 31, 2021. Additionally, there were no TDRs accruing interest as of September 30, 2022 and December 31, 2021.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had no properties representing foreclosed asset holdings at September 30, 2022 and December 31, 2021.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $25.8 million and $22.7 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2022 and December 31, 2021, respectively.

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at September 30, 2022. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts as reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$114,176	$268,120	$26,566	$225,032	$633,894
Commercial mortgage	238,793	591,587	715,018	19,147	1,564,545
Residential real estate loans	64,319	212,393	278,562	22,547	577,821
Residential real estate lines	1,891	8,201	29,436	37,808	77,336
Consumer indirect (1)	403,792	593,631	—	—	997,423
Other consumer	6,025	8,133	776	898	15,832
Total loans	$828,996	$1,682,065	$1,050,358	$305,432	$3,866,851

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$96,397	$18,159	$15,003	$129,559
Commercial mortgage		315,933	383,535	9,252	708,720
Residential real estate loans		191,666	256,455	19,564	467,685
Residential real estate lines		12	36	2	50
Consumer indirect (1)		593,631	—	—	593,631
Other consumer		8,133	776	898	9,807
With a floating or adjustable rate
Commercial business		171,723	8,407	210,029	390,159
Commercial mortgage		275,654	331,483	9,895	617,032
Residential real estate loans		20,727	22,107	2,983	45,817
Residential real estate lines		8,189	29,400	37,806	75,395
Consumer indirect (1)		—	—	—	—
Other consumer		—	—	—	—
Total loans maturing after one year		$1,682,065	$1,050,358	$305,432	$3,037,855

_________

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,135,125	23.1%	$1,107,561	22.9%
Interest-bearing demand	946,431	19.3%	864,528	17.9%
Savings and money market	1,800,321	36.7%	1,933,047	40.1%
Time deposits	1,023,277	20.9%	921,954	19.1%
Total deposits	$4,905,154	100.0%	$4,827,090	100.0%

As of September 30, 2022 and December 31, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $1.35 billion and $1.29 billion, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $172.4 million and $182.3 million at September 30, 2022 and December 31, 2021, respectively. The maturities of our uninsured time deposits at September 30, 2022 were as follows: $70.8 million in three months or less; $14.7 million between three months and six months; $84.2 million between six months and one year; and $2.7 million over one year.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2022, total deposits were $4.91 billion, representing an increase of $78.1 million from December 31, 2021. The increase was due to growth in non-public, public and brokered deposits, partially offset by lower reciprocal deposits. Time deposits were approximately 21% and 19% of total deposits at September 30, 2022 and December 31, 2021, respectively.

Non-public deposits, the largest component of our funding sources, totaled $2.79 billion and $2.70 billion at September 30, 2022 and December 31, 2021, respectively, and represented 57% and 56% of total deposits as of each date, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market area. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $1.14 billion and $1.10 billion at September 30, 2022 and December 31, 2021, respectively, and represented 23% of total deposits as of each date. The increase in public deposits as of September 30, 2022 in comparison to December 31, 2021 was due largely to seasonality.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all reciprocal deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of EGRRCPA, reciprocal deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits. Reciprocal deposits totaled $697.5 million at September 30, 2022, compared to $771.4 million at December 31, 2021, as customers have been withdrawing funds from the program to re-balance operating accounts. Reciprocal deposits represented 14% and 16% of total deposits as of each date, respectively.

Brokered deposits totaled $276.8 million and $254.7 million at September 30, 2022 and December 31, 2021, respectively, and represented 6% and 5% of total deposits as of each date, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021
Short-term borrowings – FHLB	$69,000	$30,000
Long-term borrowings – Subordinated notes, net	74,144	73,911
Total borrowings	$143,144	$103,911

MANAGEMENT'S DISCUSSION AND ANALYSIS

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at September 30, 2022 and December 31, 2021 consisted of $69.0 million and $30.0 million, respectively, in short-term borrowings. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. $50 million of the short-term borrowings balance at September 30, 2022 is designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.79%.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $268.9 million of immediate credit capacity with the FHLB as of September 30, 2022. We had approximately $587.3 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at September 30, 2022. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had $120.0 million and $130.0 million of credit available under unsecured federal funds purchased lines with various banks as of September 30, 2022 and December 31, 2021, respectively. Additionally, we had approximately $545.1 million of unencumbered liquid securities available for pledging at September 30, 2022.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At September 30, 2022, no amounts have been drawn on the line of credit.

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy. While funding pressures have not occurred, management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of September 30, 2022, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB, the FRB and brokered deposit relationships. The primary source of our non-deposit short-term borrowings is FHLB advances, of which we had $69.0 million outstanding at September 30, 2022. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $976.2 million as of September 30, 2022 from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2022. The line of credit has a one-year term and matures in May 2023. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $118.6 million as of September 30, 2022, up $39.5 million from $79.1 million as of December 31, 2021. Net cash provided by operating activities totaled $117.4 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items and an increase in other liabilities. Net cash used in investing activities totaled $165.5 million, which included outflows of $189.3 million for net loan originations, $10.0 million from net purchases of company owned life insurance, and $5.6 in million purchases of premises and equipment, partially offset by $39.4 million net cash provided from investment securities. Net cash provided by financing activities of $87.5 million was attributed to a $78.0 million net increase in deposits, and a $39.0 million net increase in short-term borrowings, partially offset by $15.3 million in common stock repurchases and $14.2 million in dividend payments.

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

Shareholders’ equity was $394.0 million at September 30, 2022, a decrease of $111.1 million from $505.1 million at December 31, 2021. Accumulated other comprehensive loss included in shareholders’ equity increased $128.0 million during the nine months ended September 30, 2022 due primarily to increased net unrealized losses on securities available for sale as a result of the increase in market interest rates. Net income for the nine months ended September 30, 2022 increased shareholders’ equity by $44.5 million, offset by common and preferred stock dividends declared of $14.4 million.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. As of September 30, 2022, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands):

	September 30,	December 31,
	2022	2021
Common shareholders’ equity	$376,756	$487,850
Add: CECL transitional amount	6,403	8,537
Less: Goodwill and other intangible assets	70,919	71,748
Net unrealized loss on investment securities (1)	(136,814)	(4,971)
Hedging derivative instruments	5,095	1,160
Net periodic pension and postretirement benefits plan adjustments	(9,253)	(9,396)
Other	(211)	—
Common Equity Tier 1 (“CET1”) Capital	453,423	437,846
Plus: Preferred stock	17,292	17,292
Less: Other	—	—
Tier 1 Capital	470,715	455,138
Plus: Qualifying allowance for credit losses	38,119	29,938
Subordinated Notes	74,144	73,911
Total regulatory capital	$582,978	$558,987
Adjusted average total assets (for leverage capital purposes)	$5,634,934	$5,532,987
Total risk-weighted assets	$4,652,312	$4,260,101

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.35%	8.23%
CET1 Capital (CET1 capital to total risk-weighted assets)	9.75%	10.28%
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.12%	10.68%
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.53%	13.12%

(1) Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

We have elected to apply the 2020 CECL transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the US banking agencies’ March 2020 interim final rule. Under the 2020 CECL transition provision, the regulatory capital impact of the Day 1 adjustment to the allowance for credit losses (after-tax) upon the January 1, 2020 CECL adoption date has been deferred, and has begun to phase into regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, we were allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020, and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020, and December 31, 2021, also began to phase into regulatory capital at 25% per year commencing January 1, 2022.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of September 30, 2022 and December 31, 2021 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (dollars in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Tier 1 leverage:
Company	$470,715	8.35%	$225,397	4.00%	$281,747	5.00%
Bank	519,491	9.24	224,973	4.00	281,216	5.00
CET1 capital:
Company	453,423	9.75	325,662	7.00	302,400	6.50
Bank	519,491	11.21	324,297	7.00	301,133	6.50
Tier 1 capital:
Company	470,715	10.12	395,446	8.50	372,185	8.00
Bank	519,491	11.21	393,790	8.50	370,625	8.00
Total capital:
Company	582,978	12.53	488,493	10.50	465,231	10.00
Bank	557,610	12.04	486,446	10.50	463,282	10.00
December 31, 2021
Tier 1 leverage:
Company	$455,138	8.23%	$221,319	4.00%	$276,649	5.00%
Bank	496,337	8.98	220,963	4.00	276,204	5.00
CET1 capital:
Company	437,846	10.28	298,207	7.00	276,907	6.50
Bank	496,337	11.68	297,489	7.00	276,240	6.50
Tier 1 capital:
Company	455,138	10.68	362,109	8.50	340,808	8.00
Bank	496,337	11.68	361,237	8.50	339,987	8.00
Total capital:
Company	558,987	13.12	447,311	10.50	426,010	10.00
Bank	526,274	12.38	446,233	10.50	424,984	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2021 to September 30, 2022. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending September 30, 2023 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(2,672)	$317	$631	$940
% Change	-1.52%	0.18%	0.36%	0.54%

In the rising rate scenarios, the static model results indicate that net interest income is modeled to increase compared to the flat rate scenario over a one-year timeframe. This is a result of a shift to municipal non-maturity deposits from wholesale funds when comparing on a quarter- over-quarter basis. The municipal non-maturity deposits reprice at a slower pace compared to wholesale funding which results in a slightly positive change in net interest income. This simulation does not consider balance sheet growth or a change in the balance sheet mix. As intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income should improve over longer-term timeframes. Model results in the declining rate scenario indicate decreases in net interest income due to assets having the ability to reprice downward near full market rate shocks, while deposit and borrowing liabilities reach modeled floors.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2022 and December 31, 2021 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2022 and December 31, 2021. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	September 30, 2022			December 31, 2021
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$985,403			$775,697
- 100 Basis Points	1,010,362	$24,959	2.53%	746,770	$(28,927)	-3.73%
+100 Basis Points	956,514	(28,889)	(2.93)	782,438	6,741	0.87
+ 200 Basis Points	934,542	(50,861)	(5.16)	786,362	10,665	1.37
+ 300 Basis Points	913,693	(71,710)	(7.28)	784,923	9,226	1.19

The increase in the Pre-Shock Scenario EVE at September 30, 2022 compared to December 31, 2021 is the result of the continued improvement in deposit premiums, due to continued cost control measures in place with the core deposit base, while market rates continue to increase. The decrease in sensitivity in the +100 basis point Rate Shock Scenario to EVE at September 30, 2022 compared to December 31, 2021 is a result of decreased effective duration of deposits. It is anticipated that the economic valuation of non-maturity deposits will not continue to have a linear relationship with increased market rates, while fixed rate assets will continue to reprice downwards in upward rate shocked environments.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 30, 2021, the Court granted plaintiffs’ motion for class certification and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). There are approximately 5,200 members in the New York classes and 300 members in the Pennsylvania classes. On December 20, 2021, we filed a request for an interlocutory appeal of the denial of our motion to dismiss the case for lack of standing. On February 8, 2022, plaintiffs filed a motion for partial summary judgement for most of the relief they seek. We filed a cross motion for partial summary judgement seeking the dismissal of a portion of the class and sought an offset in the form of recoupment which reduces any liability that may be imposed against us by the amounts that the borrowers owe to the Bank for failing to repay their motor vehicle loans. In addition, on April 25, 2022, the Pennsylvania Supreme Court declared unconstitutional a statute on which the Court may have based jurisdiction in this case. Therefore, on June 27, 2022, we filed a motion for reconsideration of the Court's June 5, 2018 decision overruling our preliminary objections based on lack of personal jurisdiction as to the New York plaintiffs. Plaintiffs have responded to that motion claiming an alternative basis for jurisdiction.

On September 26, 2022, the lower Court denied both plaintiffs’ and defendants’ motions for partial summary judgment. In declining to grant Plaintiffs’ motion, the Court found that there were questions of fact as to whether the members of the class had purchased the subject vehicles for “consumer use” within the meaning of the relevant statutes. Defendants’ motion for summary judgment on the recoupment was denied because the Court determined that it could not enter a judgment on recoupment – which is a set off from liability – without first determining whether there was liability.

On October 4, 2022, the Parties agreed to a sixty (60) day stay of all deadlines in the case in order to pursue mediation. On October 7, 2022, the Superior Court of Pennsylvania granted our December 20, 2021 Request for an Interlocutory Appeal. As such, the case is now stayed until the appeal is briefed and decided by the Superior Court. No briefing schedule has yet been established for the appeal. In addition to the pending appeal, the parties are in the process of exploring non-binding mediation to potentially resolve some or all of the issues in the matter.

We have not accrued a contingent liability for this matter at this time because, given our defenses, we are unable to conclude whether a liability is probable to occur nor are we able to currently reasonably estimate the amount of potential loss.

If we settle these claims or the action is not resolved in our favor, we may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by our insurer. We can provide no assurances that our insurer will cover the full legal costs, settlements or judgments we incur. If we are unsuccessful in defending ourselves from these claims or if our insurer does not cover the full amount of legal costs we incur, the result may materially adversely affect our business, results of operations and financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2022, the Company’s Board of Directors authorized a share repurchase program for up to 766,447 shares of common stock. The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the third quarter of 2022 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2022	—	$—	—	766,447
August 1 - August 31, 2022	—	—	—	766,447
September 1 - September 30, 2022	—	—	—	766,447
Total	—	$—	—	766,447

ITEM 6. Exhibits

(a) The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, November 7, 2022
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	, November 7, 2022
W. Jack Plants II
Senior Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, November 7, 2022
Sonia M. Dumbleton
Senior Vice President and Controller
(Principal Accounting Officer)