Form 10-K
period 2022-12-31
FINANCIAL INSTITUTIONS INC
filed 2023-03-09
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2022 closing price reported by Nasdaq, was approximately $390,282,000.

As of February 28, 2023, there were outstanding, exclusive of treasury shares, 15,375,479 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

FORWARD LOOKING INFORMATION

Statements and financial analysis contained in this Annual Report on Form 10-K that are based on other than historical data are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Financial Institutions, Inc. (the “Parent” or “FII”) and its subsidiaries (collectively, the “Company,” “we,” “our,” or “us”); and
•
statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

•
Fluctuations in market interest rates may affect our interest margins and income, demand for our products, defaults on loans, loan prepayments and the fair value of our financial instruments;
•
Environmental, social and governance matters, and any related reporting obligations may impact our business;
•
If we experience greater credit losses than anticipated, earnings may be adversely impacted;
•
Geographic concentration in our loan portfolio may unfavorably impact our operations;
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
•
The introduction of new products and services may subject us to increased regulation and regulatory scrutiny and may affect our reputation;
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

•
Public health emergencies, including the COVID-19 pandemic, and related governmental responses, changes in consumer behavior, changes in business practices, and supply chain interruptions may adversely affect our operations, financial condition and results of operations;
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
•
Our business may be adversely affected by conditions in the financial markets and economic conditions generally, including macroeconomic pressures such as inflation, supply chain issues, and geopolitical risks associated with international conflict; and
•
Severe weather, natural disasters, public health emergencies and pandemics, acts of war or terrorism, and other external events could significantly impact our business.

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

At December 31, 2022, the Company had consolidated total assets of $5.80 billion, deposits of $4.93 billion and shareholders’ equity of $405.6 million.

The Parent’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Parent’s five direct wholly-owned subsidiaries are: (1) the Bank, which provides a full range of banking services to consumer, commercial and municipal customers in Western and Central New York; (2) SDN, which sells various premium-based insurance policies on a commission basis to commercial and consumer customers; (3) Courier Capital and (4) HNP Capital, which both provide customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans; and (5) CHIL, which oversees the Company’s Banking-as-a-Service (“BaaS”) and financial technology (“FinTech”) relationships. At December 31, 2022, the Bank represented 99.3%, SDN represented 0.3%, Courier Capital and HNP Capital combined represented 0.3% and CHIL represented less than 0.1% of the consolidated assets of the Company. We are in the process of transitioning CHIL's business relationships and other assets to the Bank and plan to dissolve the entity after these operational items are wound up.

Five Star Bank

The Bank is a New York-chartered bank that has its headquarters at 55 North Main Street, Warsaw, NY, a total of 48 full-service banking offices in the New York State counties of Allegany, Cattaraugus, Cayuga, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates, and commercial loan production offices in Baltimore, Maryland and Syracuse, New York serving the Mid-Atlantic and Central New York regions.

At December 31, 2022, the Bank had total assets of $5.76 billion, investment securities of $1.14 billion, net loans of $4.01 billion, deposits of $4.96 billion and shareholders’ equity of $428.7 million. The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans.

SDN Insurance Agency, LLC

SDN is a full-service insurance agency founded in 1923 and headquartered in Amherst, NY. SDN offers personal, commercial and financial services products. For the year ended December 31, 2022, SDN had total revenue of $6.3 million. In 2021, SDN completed the acquisition of assets of Landmark Group, an independent insurance brokerage firm, and North Woods Capital Benefits LLC, an employee benefits and human resources advisory firm.

Most lines of personal insurance are provided, including automobile, homeowners, boat, recreational vehicle, landlord and umbrella coverage. Commercial insurance products are also provided, consisting of property, liability, automobile, inland marine, workers compensation, bonds, crop and umbrella insurance. SDN also provides the following financial services products: life and disability insurance, Medicare supplements, long-term care, annuities, mutual funds, retirement programs and New York State disability.

Courier Capital, LLC

Courier Capital is an SEC-registered investment advisory and wealth management firm founded in 1967 and based in Western New York, with offices in Buffalo and Jamestown. With $1.90 billion in assets under management as of December 31, 2022, Courier Capital offers customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses and institutions. For the year ended December 31, 2022, Courier Capital had total revenue of $5.7 million.

HNP Capital, LLC

HNP Capital is an SEC-registered investment advisory and wealth management firm founded in 2009 and based in Western New York, with offices in Rochester, New York. With $756.0 million in assets under management as of December 31, 2022, HNP Capital offers customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses and institutions. For the year ended December 31, 2022, HNP Capital had total revenue of $4.6 million.

Corn Hill Innovation Labs, LLC

CHIL was initially established in 2021 to manage a joint venture with Alloy Labs Alliance, a group of innovative community banks, to launch CHUCK, an open network for peer-to-peer payments for consumers and small businesses. CHIL’s scope has since expanded to oversee the Company’s BaaS and FinTech relationships. CHIL is based in Western New York, with its main office in Rochester, New York.

Five Star REIT, Inc. Five Star REIT, Inc. (“Five Star REIT”), a wholly-owned subsidiary of the Bank, operates as a real estate investment trust that holds residential mortgages and commercial real estate loans. Five Star REIT provides additional flexibility and planning opportunities for the business of the Bank.

Business Strategy

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking and other financial services needs of individuals, municipalities and businesses of the communities surrounding our primary service area. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad-based banking relationships. Our core customers are primarily small- to medium-sized businesses, individuals and community organizations who prefer to build banking, insurance and wealth management relationships with a community bank that offers high-quality, competitively-priced products and services with personalized service. Because of our identity and origin as a locally operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

We have evolved to meet changing customer needs by opening what we refer to as financial solution center branches. These financial solution centers have a smaller footprint than our traditional branches, focus on technology to provide solutions that fit our customer preferences for transacting business with us, and are staffed by certified personal bankers who are trained to meet a broad array of customer needs. In February 2022, we opened a commercial loan production office in Ellicott City (Baltimore), Maryland, and in January 2023 we opened a commercial production office in Syracuse, New York, further expanding our footprint to the Mid-Atlantic and Central New York regions. Additionally, we are focused on the continued expansion of product delivery channels and are investing in our digital banking platform to allow for greater flexibility in the customer experience. We believe that the foregoing factors all help to grow our core deposits, which support a central element of our business strategy - the growth of a diversified and high-quality loan portfolio.

Our BaaS and FinTech relationships offer BaaS to financial technology firms and other non-bank financial service providers, allowing them to provide banking services to their clients. With the help of the Bank's partners, we can offer banking services and products beyond our traditional footprint.

Acquisition Strategy

We will continue to explore market expansion opportunities that complement current market areas as opportunities arise. Our primary focus will be on increasing the Bank's market share within existing markets, while taking advantage of potential growth opportunities within our insurance and wealth management lines of business by acquiring businesses that can be incorporated into existing operations. We believe our capital position remains strong enough to support an active merger and acquisition strategy and the expansion of our core financial service businesses of banking, insurance and wealth management. Consequently, we continue to explore acquisition opportunities in these activities. When evaluating acquisition opportunities, we will balance the potential for earnings accretion with maintaining adequate capital levels, which could result in our common stock being the predominant form of consideration and/or the need for us to raise capital.

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

Employee Profile

As of December 31, 2022, we had 672 employees situated across the United States (the “U.S.”). This represents an increase of 47 employees or 8% from December 31, 2021.

As of December 31, 2022, approximately 62% of our current workforce is female, 38% male, and our average tenure is 5.74 years, a decrease of 13% from an average tenure of 6.56 years as of December 31, 2021.

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

Talent

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment among our employees which in turn grows our business, our products, and our customers, while also adding new talent, skill sets and ideas to support a continuous improvement mindset and our goals of a diverse and inclusive workforce.

We have conducted intentional, strategic hiring in 2021 and 2022 to supplement the organization with new skill sets and perspectives. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and, additionally, we incent employee referrals for open positions.

Our performance management framework positions our leaders as coaches who continuously develop and grow talent through ongoing performance and development discussions, formal talent and development assessments, goal setting and feedback and performance-based compensation programs.

Diversity and Inclusion

We strive toward having a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. To accomplish this, we established a Diversity & Inclusion Advisory Council in 2020 that is currently made up of 15 employee representatives throughout our operating footprint. The Council meets regularly to provide feedback and ideas that guide our Diversity, Equity and Inclusion (“DEI”) strategy. We established a series of DEI-focused trainings to raise awareness of unconscious bias and equip leaders to build inclusive team experiences. We continued our commitment to equal employment opportunity through a robust affirmative action plan which includes annual compensation analyses and ongoing reviews of our selection and hiring practices alongside a continued focus on building and maintaining a diverse workforce.

MARKET AREAS AND COMPETITION

We provide a wide range of banking and financial services to individuals, municipalities and businesses through a network of more than 48 offices and an extensive ATM network throughout Western and Central New York. The region includes the counties of Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Schuyler, Seneca, Steuben, Wayne, Wyoming and Yates. Our banking activities, though concentrated in the communities where we maintain branches, also extend into neighboring counties. In addition, our consumer indirect lending presence includes the Capital District of New York and Northern and

Central Pennsylvania, and we have commercial loan production offices in Baltimore, Maryland and Syracuse, New York, serving the Mid-Atlantic and Central New York regions.

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

We face significant competition in both making loans and attracting deposits, as Western and Central New York have a high density of financial institutions. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, and other financial services companies. Our competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-traditional FinTech firms and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We generally compete with other financial service providers on factors such as level of customer service, responsiveness to customer needs, availability and pricing of products, and geographic location. Our industry frequently experiences merger activity, which affects competition by eliminating some institutions while potentially strengthening the franchises of others.

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2022, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global Market Intelligence, which compiles deposit data published by the FDIC as of June 30, 2022 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

County	Market Share	Market Rank	Number of Branches (1)
Allegany	9.45%	2	1
Cattaraugus	25.19%	2	4
Cayuga	9.93%	4	1
Chemung	13.21%	3	2
Erie	0.45%	10	6
Genesee	19.39%	3	2
Livingston	33.33%	1	5
Monroe	2.24%	8	8
Ontario	9.49%	4	4
Orleans	27.71%	2	2
Seneca	26.10%	1	2
Steuben	33.95%	2	5
Wyoming	66.61%	1	4
Yates	26.45%	2	2
(1)
Number of branches current as of December 31, 2022.

We have identified an opportunity to further diversify our revenues by pursuing BaaS and digital banking as new standalone lines of business. The market for any such products would be national. We will compete with other banks and FinTech companies in these lines of business.

INVESTMENT ACTIVITIES

Our investment policy is contained within our overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, we consider the ability of an investment to provide earnings consistent with factors related to quality, maturity, marketability, pledgeability and risk diversification. Our Chief Financial Officer and Treasurer, guided by our Asset-Liability Committee (“ALCO”), is responsible for investment portfolio decisions within the established policies.

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

Commercial Business and Commercial Mortgage Lending

We primarily originate commercial business loans in our market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. We offer commercial business loans to customers in the agricultural industry for short-term crop production, farm equipment and livestock financing. As a general practice, where possible, a first position collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2022, $178.3 million, or 27%, of our aggregate commercial business loan portfolio were at fixed rates, while $485.9 million, or 73%, were at variable rates.

We also offer commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial mortgage loans are secured by first liens on the real estate and are typically amortized over a 10 to 20-year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2022, $841.9 million, or 50%, of the loans in our aggregate commercial mortgage portfolio were at fixed rates, while $837.9 million, or 50%, were at variable rates.

We utilize government loan guarantee programs when available and appropriate.

Government Guarantee Programs

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed by Congress and signed into law on March 27, 2020. The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. As of December 31, 2022, we had PPP loans with an aggregate principal balance of $1.2 million that were covered by guarantees under this program.

We participate in other government loan guarantee programs offered by the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2022, we had loans with an aggregate principal balance of $25.2 million that were covered by guarantees under these programs. The guarantees typically cover only a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while reducing credit risk.

Residential Real Estate Lending

We originate fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, including home improvement loans, closed-end home equity loans, and home equity lines of credit, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. We typically follow the underwriting and appraisal guidelines of the secondary market, including the FHLMC and the Federal Housing Administration, and service the loans in a manner that satisfies the secondary market agreements. As of December 31, 2022, our residential mortgage servicing portfolio totaled $275.3 million, the majority of which has been sold to the FHLMC. As of December 31, 2022, our residential real estate loan portfolio totaled $590.0 million, or 14.5% of our total loan portfolio. As of December 31, 2022, our residential real estate lines portfolio totaled $77.7 million, or 1.9% of our total loan portfolio. As of December 31, 2022, $525.3 million, or 89%, of the loans in our residential real estate loan portfolio were at fixed rates, while $64.7 million, or 11%, were at variable rates. The residential real estate lines portfolio primarily consists of variable rate lines. Approximately 92% of the loans and lines in our residential real estate portfolios were in first lien positions at December 31, 2022. We do not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.

Consumer Lending

We offer a variety of loan products to our consumer customers, including automobile loans, secured installment loans and other types of secured and unsecured personal loans. At December 31, 2022, outstanding consumer loan balances were concentrated in indirect automobile loans.

We originate indirect consumer loans for a mix of new and used vehicles through franchised new car dealers. The consumer indirect loan portfolio is primarily comprised of loans with terms that typically range from 36 to 84 months. We have developed relationships with franchised new car dealers in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania. As of December 31, 2022, our consumer indirect portfolio totaled $1.02 billion, or 25.3% of our total loan portfolio. The consumer indirect loan portfolio primarily consists of fixed rate loans with relatively short durations.

We also originate, independently of the indirect loans described above, consumer automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of the collateral and the size of loan. A portion of the consumer lending program is underwritten on a secured basis using the customer’s financed automobile, mobile home, boat or recreational vehicle as collateral. The other loans in our consumer portfolio totaled $15.1 million as of December 31, 2022, all of which were fixed rate loans.

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
•
Retain, develop and acquire profitable, multi-product, value added relationships with high-quality borrowers;
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

3.
The Company’s held to maturity (“HTM”) debt securities are also required to utilize the current expected credit losses approach to estimate expected credit losses. The Company’s HTM debt securities included securities that are issued by U.S. government or U.S. government-sponsored enterprises. These securities, widely recognized as “risk free,” carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company also carries a portfolio of HTM municipal bonds. The Company measures its allowance for credit losses on HTM debt securities on a collective basis by major security type. The estimate is based on historical credit losses, if any, adjusted for current conditions and reasonable and supportable forecasts. The Company considers the nature of the collateral, potential future changes in collateral values and available loss information.
4.
The Company had made the election with the adoption of ASU 2016-13 of not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner, as described above.
5.
The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The unfunded reserve is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized as a provision for credit loss expense in the consolidated statements of income. The unfunded reserve is determined by estimating expected future funding, under each segment, and applying the expected loss rates. Expected future funding is based on historical averages of funding rates (i.e., the likelihood of draws taken). To estimate future funding on unfunded balances, current funding rates are compared to historical funding rates.

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

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $696.1 million at December 31, 2022.

Borrowings

We have access to a variety of borrowing sources and use both short-term and long-term borrowings to support our asset base. Borrowings from time-to-time include federal funds purchased, securities sold under agreements to repurchase, brokered deposits, FHLB advances and borrowings from the discount window of the FRB, as defined below.

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
•
Acquiring all or substantially all the assets of another bank, financial holding company or bank holding company, or
•
Merging or consolidating with another financial holding company or bank holding company.

The BHC Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. However, the Gramm-Leach-Bliley Act amended portions of the BHC Act to authorize financial holding companies, such as us, to directly or through non-bank subsidiaries engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake and maintain these activities, a financial holding company must certify that all the depository institutions controlled by the company are well capitalized and well managed.

The Dodd-Frank Act, Economic Growth Act, and Volcker Rule. The Dodd-Frank Act significantly changed the regulation of financial institutions, such as community banks, thrifts, and small bank and thrift holding companies, and the financial services industry.

Although it was enacted in 2010, certain provisions of the Dodd-Frank Act have yet to be fully implemented and may be impacted by future legislation, rulemaking or executive orders. Our management continues to monitor the ongoing implementation of the Dodd-Frank Act and, as new regulations are issued, will assess their effect on our business, financial condition and results of operations.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Economic Growth Act”) was enacted and impacted several of the provisions of the Dodd-Frank Act. The law provided certain regulatory relief to community banks, like us, with less than $10 billion in total consolidated assets. This relief includes an exemption from the Volcker Rule (i.e., a provision of the Dodd-Frank Act which prohibits banks and their affiliates from engaging in proprietary trading and from investing and sponsoring hedge funds and private equity funds.)

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

Prompt Corrective Action. The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. A depository institution is deemed to be “well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET 1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.

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

Brokered Deposits. The FDIA and FDIC regulations thereunder limit the ability of banks to accept, renew or rollover brokered deposits unless the institution is well capitalized under the prompt corrective action framework discussed above, or unless it is adequately capitalized and obtains a waiver from the FDIC. Less-than-well-capitalized banks also are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit assessments on such deposits. In December 2020, the FDIC issued a final rule amending its regulations governing brokered deposits. The rule sought to clarify and modernize the FDIC’s regulatory framework for brokered deposits. Notable aspects of the rule include: (i) the establishment of bright-line standards for determining whether an entity meets the statutory definition of “deposit broker”; (ii) the identification of a number of business relationships in which the agent or nominee is automatically not deemed to be a “deposit broker” because their primary purpose is not the placement of funds with depository institutions (the “primary purpose exception”); (iii) the establishment of a more transparent application process for entities that seek the “primary purpose exception,” but do not qualify as one of the identified business relationships to which the exception is automatically applicable; and (iv) the clarification that third parties that have an exclusive deposit-placement arrangement with only one insured depository institution is not considered a “deposit broker.” The final rule took effect in April 2021 and full compliance with the rule has been required since January 1, 2022. Further, as mandated by the Economic Growth Act, the FDIC’s brokered deposit regulations provide a limited exception for reciprocal deposits for banks that are well managed and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified banks are able to exempt from treatment as “brokered” deposits up to $5 billion or 20 percent of the institution’s total liabilities in reciprocal deposits (which is defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits placed by the institution in other network member banks).

Dividends. The FRB policy is that a financial holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition and that it is inappropriate for a financial holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank that is classified under the prompt corrective action regulations as “under-capitalized” will be prohibited from paying any dividends.

The primary source of cash for dividends we pay is the dividends we receive from the Bank. The Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Under New York banking law, the Bank may declare and pay dividends from its net profits, unless there is an impairment of capital. Additionally, approval of the New York State Department of Financial Services (the “NY DFS”) is required prior to paying a dividend if the dividend declared by the Bank exceeds the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years. At January 1, 2023, the Bank could declare dividends of $89.3 million from retained net profits of the preceding two years. The Bank declared dividends of $28.0 million and $24.0 million in 2022 and 2021, respectively.

Federal Deposit Insurance Assessments. The Bank is a member of the FDIC and pays an insurance premium to the FDIC to fund the Deposit Insurance Fund (“DIF”) based upon the bank’s assessable assets on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government.

The current level of deposit insurance is $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category.

Under the Dodd-Frank Act, the FDIC defined the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. For institutions of the Bank’s asset size, the FDIC operates a risk-based premium system that determines assessment rates from financial modeling designed to estimate the probability of the bank’s failure over a three-year period. Assessment rates for institutions of the Bank’s size ranged from 1.5 to 30-basis points effective through December 31, 2022. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2-basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size will range from 2.5 to 32-basis points.

The FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on our earnings, operations and financial condition. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer federal and state laws and regulations that are designed to protect consumers in transactions with banks. Many of these laws are implemented through regulations issued by the Consumer Financial Protection Bureau (the “CFPB”) though, for institutions of the Bank’s asset size, compliance is subject to examination by the federal banking regulator, i.e., the FRB in the Bank’s case. While the list set forth herein is not exhaustive, these laws and regulations include, among others, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal and state laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and subject the Company to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal and state bank regulators, federal law enforcement agencies, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, fines and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB focuses on:

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

Community Reinvestment Act. Pursuant to the Community Reinvestment Act (the “CRA”), under federal and New York State law, the Bank is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The Federal Reserve Bank of New York and NY DFS periodically assess the Bank’s record of performance under the CRA and issue one of the following ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.”

The most recently completed evaluation of the Bank’s performance under the CRA was conducted by the Federal Reserve Bank of New York from January 1, 2013 through September 30, 2018 and resulted in an overall rating of “Satisfactory.” In reaching this rating, the Federal Reserve Bank of New York evaluated HMDA-reportable, small business, small farm, consumer loans, community development loans, investments, philanthropic grants, and services provided.

The last CRA evaluation completed by NY DFS was for the time period from January 1, 2012 through September 30, 2017. This performance evaluation resulted in an overall rating by the NY DFS of “Satisfactory.” In reaching this rating the NY DFS considered the Bank’s lending practices by the areas served, the geographic distribution of loans, borrower characteristics and use in community development projects, along with testing the ability of the Bank’s investment and service activities to meet community credit needs

Privacy and Cybersecurity. Federal banking regulators, as required under the Gramm-Leach-Bliley Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to non-affiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

In November 2021, the federal bank regulatory agencies issued a final rule requiring banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that rises to the level of a “notification incident,” as those terms are defined in the final rule, has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires bank service providers to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours. The rule was effective April 1, 2022, with compliance required by May 1, 2022.

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

On November 9, 2022, the NY DFS released proposed amendments to its cybersecurity regulations that represent a significant update to the regulation of cybersecurity practices. The amendments generally fall within the following five categories: (i) increased mandatory controls associated with common attack vectors, (ii) enhanced requirements for privileged accounts, (iii) enhanced notification obligations, (iv) expansion of cyber governance practices, and (v) additional cybersecurity requirements for larger companies. The proposed amended regulations were subject to a 60-day public comment period which expired on January 9, 2023. Once final regulations are adopted, financial institutions regulated by the NY DFS, including the Bank, will have 180 days from the effective date, except as otherwise specified, to comply with the new requirements.

In March 2022, the SEC proposed new rules that would require registrants, such as the Company, to (i) report material cybersecurity incidents on Form 8-K, (ii) include updated disclosure in Forms 10-K and 10-Q of previously disclosed cybersecurity incidents and disclose previously undisclosed individually immaterial incidents when a determination is made that they have become material on an aggregated basis, (iii) disclose cybersecurity policies and procedures and governance practices, including at the board and management levels in Form 10-K, and (iv) disclose the board of directors’ cybersecurity expertise.

Digital Banking. Technological developments continue to significantly alter the ways in which financial institutions and their customers conduct their business. The growth of the Internet has caused banks to adopt and refine alternative distribution and marketing systems. The federal bank regulatory agencies have targeted various aspects of Internet banking, including the security and systems. There can be no assurance that the bank regulatory agencies will not adopt new regulations that will materially affect the Bank’s Internet operations or restrict any such further operations.

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

Regulatory authorities routinely examine financial institutions for compliance with these obligations, and for the failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have increased their regulatory scrutiny of the Bank Secrecy Act (“BSA”) and anti-money laundering programs maintained by financial institutions and imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations. The Bank has adopted policies and procedures which are in compliance with these requirements.

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA is intended to comprehensively reform and modernize U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. In June 2021, the Financial Crimes Enforcement Network (“FinCEN”) issued the priorities for anti-money laundering and countering the financing of terrorism policy required under AMLA. The national priorities include: (i) corruption, (ii) cybercrime, (iii) terrorist financing, (iv) fraud, (v) transnational crime, (vi) drug trafficking, (vii) human trafficking and (viii) proliferation financing. The Bank reviews and monitors its anti-money laundering compliance program to ensure it complies with the changes reflected in the AMLA and the regulations that implement it.

Office of Foreign Assets Control Regulation. The U.S. Treasury Department’s Office of Foreign Assets Control, or “OFAC”, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

In addition to these registration requirements, the Advisers Act contains numerous other provisions that impose obligations on investment advisors. For example, Section 206 includes anti-fraud provisions that courts have interpreted as establishing fiduciary duties extending to all services undertaken on behalf of the client. These duties include, but are not limited to, the disclosure of all material facts to clients, providing only suitable investment advice, and seeking best price execution of trades. Section 206 also has specific rules relating to, among other things, advertising, safeguarding client assets, the engagement of third parties, the duty to supervise persons acting on the investment adviser’s behalf, and the establishment of an effective internal compliance program and a code of ethics.

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

Incentive Compensation. Our compensation practices are subject to oversight by the Federal Reserve. The Federal banking agencies’ guidance on incentive compensation policies intends to ensure that the incentive compensation policies of banking organizations do not encourage excessive risk-taking and undermine the safety and soundness of those organizations. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total consolidated assets (which would include the Company and the Bank) that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, the agencies must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. In May 2016, the federal bank regulatory agencies and the SEC invited public comments on a proposed rule to accomplish this mandate, but no final rule has since been issued.

In October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directs national securities exchanges and associations, including NASDAQ, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. The final rule required each exchange to propose conforming listing standards by February 26, 2023, which must be effective by November 28, 2023, and each listed issuer, including the Company, would then be required to adopt a clawback policy within 60 days after the effective date (i.e., by January 27, 2024, if the effective date is November 28, 2023). On February 22, 2023, NASDAQ filed proposed rule changes with the SEC to adopt clawback-related listing standards and procedures to delist the securities of issuers that are not in compliance with these standards. The proposed listing standards are subject to a 21-day public comment period following publication in the Federal Register.

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

Substantially all of our operations are concentrated in the Western and Central New York region. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in our market, whether caused by inflation, recessionary conditions, public health emergencies, unemployment, or other factors beyond our control, could:

•
increase loan delinquencies;
•
increase problem assets and foreclosures;
•
increase claims and lawsuits;
•
decrease the demand for our products and services; and
•
decrease the value of collateral for loans, especially real estate, reducing customers’ borrowing power, the value of assets associated with non-performing loans and collateral coverage.

Generally, we make loans to small to mid-sized businesses whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market areas, could reduce our growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect our business, financial condition and performance. For example, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of these loans inadequately collateralized. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, the impact on our results of operations could be materially adverse.

Our commercial business and mortgage loans increase our exposure to credit risks.

At December 31, 2022, our portfolio of commercial business and mortgage loans totaled $2.34 billion, or 58% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to consumer loans or residential real estate loans. A sudden downturn in the economy, or a prolonged downturn for specific industries, could result in borrowers being unable to repay their loans, thus exposing us to increased credit risk.

If our regulators impose limitations on our commercial real estate lending activities, earnings could be adversely affected.

In 2006, the federal bank regulatory agencies issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our non-owner occupied commercial real estate level equaled 263% of total risk-based capital at December 31, 2022. If our regulators were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, our earnings would be adversely affected.

Our indirect and consumer lending involves risk elements in addition to normal credit risk.

A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania. These loans are for the purchase of new or used automobiles. We serve customers that cover a range of creditworthiness, and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, such loans involve risk elements in addition to normal credit risk. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan-to-value ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower. State and federal laws may further limit our ability to recover outstanding principal balances on such loans. If the losses from our indirect loan portfolio are higher than anticipated, it could have a material adverse effect on our financial condition and results of operations.

In addition, our consumer lending activities are subject to numerous consumer protection laws and regulations, including fair lending laws. Because indirect automobile loan applications are originated by automobile dealerships, we assume the risk of unsatisfactory origination programs, including any noncompliance with federal, state, and local laws. If we were unable to comply with the regulations applicable to our consumer lending activities, our financial condition and results of operations may be adversely affected.

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

At December 31, 2022, we had $3.65 billion of deposit liabilities that have no maturity and, therefore, may be withdrawn by the depositor at any time. These deposit liabilities include our checking, savings, and money market deposit accounts.

Market conditions may impact the competitive landscape for deposits in the banking industry. The rising rate environment and future actions the Federal Reserve may take may impact pricing and demand for deposits in the banking industry. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with wholesale funding, the sale of interest-earning assets, or a combination of these two actions. The replacement of deposit funding with wholesale funding could cause our overall cost of funding to increase, which would reduce our net interest income. A loss of interest-earning assets could also reduce our net interest income.

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

We have material contracts that are indexed to the London Interbank Offered Rate (“LIBOR”). In 2017, the United Kingdom’s Financial Conduct Authority, a regulator of financial services firms and financial markets in the United Kingdom, announced that the publication of LIBOR would not be guaranteed after 2021. LIBOR will be discontinued after June 2023 and will impact loans that have not yet matured or been refinanced by that date. This announcement, and, more generally, financial benchmark reforms and changes in the interbank lending markets, have resulted in uncertainty about the interest rate benchmarks that will be used in the future. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates have been ongoing, and the Alternative Reference Rate Committee formally recommended the use of a Secured Overnight Funding Rate (“SOFR”). The March 2022 enactment of the Adjustable Interest Rate (LIBOR) Act and the Federal Reserve’s proposed implementing regulations are intended to address the discontinuation of LIBOR and establish a replacement benchmark, based on SOFR, that will automatically apply to agreements that rely on LIBOR and do not have an alternative contractual fallback benchmark. SOFR-based replacement benchmarks may also apply to contracts with fallback provisions that authorize a particular person to determine the replacement benchmark. We have generally selected to use the Federal Reserve-recommended SOFR-linked replacement rate as an alternative to LIBOR.

While the LIBOR Act and implementing regulations will help to transition legacy LIBOR contracts to a new benchmark rate, the substitution of SOFR for LIBOR may have potentially significant economic impacts on parties to affected contracts. SOFR is different from LIBOR in that it is a retrospective-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between our and the Bank’s costs to raise funds for SOFR as compared to LIBOR. In addition to the discontinuance of LIBOR, there may be future changes in the rules or methodologies used to calculate SOFR or other benchmarks, which may have a material adverse effect on the value of or return on our financial assets and liabilities that are based on or are linked to LIBOR and other benchmarks. Once LIBOR rates are no longer available, and we are required to implement replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, we may incur significant expense in effecting the transition and we may be subject to disputes or litigation with our borrowers over the appropriateness or comparability to LIBOR of the replacement reference rates. Once LIBOR rates are no longer available, and we are required to implement replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, we may incur significant expense in effecting the transition and we may be subject to disputes or litigation with our borrowers over the appropriateness or comparability to LIBOR of the replacement reference rates. The uncertainty related to these changes may have an unpredictable impact on the financial markets and could adversely impact our financial condition or results of operations.

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

As disclosed in Part I, Item 3, “Legal Proceedings,” an action has been brought against us by four individuals who sought and were granted class certification to represent classes of consumers who allege to have obtained direct or indirect financing from us for the purchase of vehicles that we later repossessed. On September 30, 2021, the court granted plaintiffs’ motion for class certification and matters and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). There are approximately 5,200 members in the New York classes and approximately 300 members in the Pennsylvania classes. If we settle these claims or the litigation is not resolved in our favor, we may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by our existing insurance policies. We can provide no assurances that our insurer will cover the full legal costs, settlements or judgements we incur. If we are not successful in defending ourselves from these claims, or if our insurer does not cover the full amount of legal costs we incur, the result may materially adversely affect our business, results of operations and financial condition. Further, adverse determinations in such matters could result in actions by our regulators that could materially adversely affect our business, financial condition or results of operations. There can be no guarantee that other proceedings that may have a material adverse effect on our business, results of operations or financial condition will not arise in the near or long-term future.

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

Any claim of noncompliance, regardless of merit or ultimate outcome, could subject us to investigation by the SEC or other regulatory authorities or harm our reputation and customer relationships. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation. If our investment advisory and wealth management operations are subject to investigation by the SEC or other regulatory authorities or if litigation is brought by clients based on our failure to comply with applicable regulations, our results of operations could be materially adversely affected.

Our investment advisory revenue may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net income.

Our investment advisory business derives a significant amount of its revenues from investment management fees based on assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including our clients’ evaluation of the past performance of our investment advisory business, in either relative or absolute terms, general market and economic conditions, and competition from other investment management firms. A decline in the fair value of the assets under management would decrease our investment advisory revenue.

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

As indicated in Note 1, Summary of Significant Accounting Policies - Recent Accounting Pronouncements, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the regulations, rules, standards, policies, and interpretations underlying GAAP are constantly evolving and may change significantly over time. In particular, effective January 1, 2020, we implemented FASB’s Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which requires us to recognize an allowance for credit losses based on historical experience, current conditions and reasonable and supportable forecasts, as opposed to recognizing an allowance when it is probable that a loss has been incurred. This change in GAAP increased our allowance for credit losses and created more volatility in the level of our allowance for credit losses, and has been, and will continue to be, impacted by the Company’s loan and securities portfolios’ composition, attributes and quality. If we fail to interpret any one or more of these GAAP provisions correctly, or if our methodology in applying them to our financial reporting or disclosures is at all flawed, our financial statements may contain inaccuracies that, if severe enough, could warrant a later restatement by us, which in turn could result in a material adverse event.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2022, we had $67.1 million of goodwill and $6.3 million of other intangible assets. Significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

Our current growth strategy is multi-faceted. We seek to expand our branch network into nearby areas, continue to invest in our digital banking strategy, develop new sustainable revenue streams through BaaS, make strategic acquisitions of loans, portfolios, other regional banks and non-banking firms whose businesses we feel may be complementary with ours, and to continue to organically grow our core deposits. Any failure by us to effectively implement any one or more of these growth strategies could have several negative effects, including a possible decline in the size or the quality, or both, of our loan portfolio or a decrease in profitability caused by an increase in operating expenses.

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

We intend to continue to pursue a growth strategy for our business by expanding our branch network into communities within or complementary to markets where we currently conduct business. We may consider acquisitions of loans or securities portfolios, lending or leasing firms, commercial and small business lenders, residential lenders, direct banks, banks or bank branches, wealth and investment management firms, securities brokerage firms, specialty finance or other financial services-related companies. We also intend to expand our non-banking subsidiaries, SDN, Courier Capital and HNP Capital, by acquiring smaller insurance agencies, such as Landmark and North Woods and wealth management firms in areas which complement our current footprint. We may be unsuccessful in expanding our non-banking subsidiaries through acquisition because of the growing interest in our industry in acquiring insurance brokers and wealth management firms, which could make it more difficult for us to identify appropriate targets and could make such acquisitions more expensive. Even if we are able to identify appropriate acquisition targets, we may not have sufficient capital to fund acquisitions or be able to execute transactions on favorable terms. If we are unable to pursue our growth strategy, we may not be able to achieve all of the expected benefits of our historical acquisitions, which could adversely affect our results of operations and financial condition.

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

Liquidity is essential to our business as we must be able to meet the cash needs of borrowers and depositors. Our liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of cash. Reduced liquidity may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment and/or loan portfolio, which, depending upon market conditions, could result in us realizing a loss.

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

Public health emergencies, like the COVID-19 outbreak, may have an adverse impact on our business and results of operations.

The COVID-19 pandemic caused significant economic dislocation in the United States. Certain industries were particularly hard-hit, including the travel and hospitality industry, the restaurant industry, the retail industry, the healthcare industry, restaurants and food services, and entertainment and recreation. As of December 31, 2022, our loans to customers in these industries constituted approximately 7% of our total loan portfolio. We have experienced charge-offs that were precipitated by the COVID-19 pandemic, such as an $8.2 million charge-off of a $11.9 million commercial loan in the hotel, motel and lodging industry in the first quarter of 2020 and related foreclosure in the third quarter of 2020. Additionally, the spread of COVID-19 temporarily caused us to modify our business practices, including placing restrictions on employee travel and implementing remote work practices.

Given the dynamic nature of the pandemic, it is difficult to predict the full impact of the COVID-19 outbreak on our business. As a result of a public health emergency, including the COVID-19 pandemic, and the related adverse local and national consequences, and as a result of governmental, consumer and business responses to any outbreak, we may be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, or results of operations: demand for our products and services may decline; if consumer and business activities are restricted, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could increase loan losses; our allowance for credit losses may have to be increased if borrowers experience financial difficulties; a material decrease in net income or a net loss over several quarters could affect our ability to pay cash dividends; cyber security risks may be increased as the result of an increase in the number of employees working remotely; critical services provided by third-party vendors may become unavailable; government actions and vaccine mandates in response to the pandemic may affect our workforce, human capital resources and infrastructure; and the Company may experience staffing shortages and unanticipated unavailability or loss of key employees, harming our ability to execute our business strategy. Any one or a combination of the foregoing factors could negatively impact our business, financial condition, results of operations and prospects.

Market Risks

We are subject to interest rate risk, and fluctuations in market interest rates may affect our interest margins and income, demand for our products, defaults on loans, loan prepayments and the fair value of our financial instruments.

Our earnings and cash flows depend largely upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, which may affect our net interest margins. Such changes could also affect (i) demand for our products and services and price competition, in turn affecting our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets; (iv) levels of defaults on loans; and (v) loan prepayments.

During 2022, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. The Federal Reserve has signaled that further tightening is anticipated. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, our net interest margin may contract in a rising rate environment because our funding costs may increase faster than the yield we earn on our interest-earning assets. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. The combination of these events may adversely affect our financial condition and results of operations.

Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, in a falling rate environment or the recent pandemic-related environment where the Federal Reserve held the federal reference rate near 0.00%, loans may be prepaid sooner than we expect, which could result in a delay between when we receive the prepayment and when we are able to redeploy the funds into new interest-earning assets and in a decrease in the amount of interest income we are able to earn on those assets. If we are unable to manage these risks effectively, our financial condition and results of operations could be materially adversely affected.

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

Our ability to raise additional capital, if needed, will depend on our financial performance and, among other things, conditions in the capital markets at that time, which are outside of our control. We may not be able to access required capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets, or a downgrade of our debt rating, may adversely affect our capital costs and ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on our business, financial condition, results of operations or liquidity.

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

Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of them not providing us their services for any reason or them performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third-party vendors could also entail significant delay and expense.

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

Furthermore, as the threat of cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our systems, or to investigate and remediate vulnerabilities in our systems. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our systems can itself create a risk of systems disruptions and security issues.

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

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. For example, our outstanding shares of Series A 3% and Series B-1 8.48% Preferred Stock have a preferential right to receive dividends before holders of our common stock. We must declare and pay annual dividends of $3 per share to Series A 3% Preferred Stock holders and of $8.48 per share to Series B-1 8.48% Preferred Stock holders before any dividends or dissolution payments can be paid to holders of common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. We may also issue additional shares of our common stock or securities convertible into or exchangeable for our common stock that could dilute our current shareholders and affect the value of our common stock.

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
•
political instability and uncertainty, both within the U.S. and internationally;
•
additions or departures of key members of management;
•
negative publicity regarding our business;
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

Our business may be adversely affected by conditions in the financial markets and economic conditions generally, including macroeconomic pressures such as inflation, supply chain issues, and geopolitical risks associated with international conflict.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent on the business environment in the markets where we operate, in the State of New York and in the United States as a whole. Additionally, international conflict, such as the war in Ukraine and the impact of sanctions on Russia and Russian companies may impact global markets, which may create unfavorable or uncertain economic conditions. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. The occurrence of any of these conditions could have a material adverse effect on our financial condition and results of operations.

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

As a financial institution, our earnings and capital are subject to risk associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any of our products or services to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, social media and other marketing activities, the implementation of environmental, social and governance practices or actions taken by government regulators and community organizations in response to any of the foregoing. Negative public opinion could affect our ability to attract and/or retain clients, could expose us to litigation and regulatory action, and could have a material adverse effect on our stock price or result in heightened volatility. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.

Environmental, social and governance matters, and any related reporting obligations may impact our business.

U.S. and international regulators, investors and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) matters. Additionally, shareholder activism and potential regulatory reform may lead to substantial new regulations and disclosure obligations, including with respect to ESG matters, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that may materially adversely impact our results of operations and financial condition. We could also face potential negative publicity in traditional media or social media if investors determine that we have not adequately considered or addressed ESG matters, which may result in adverse effects on the trading price of our common stock.

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

The Bank also entered into a new lease agreement in 2022 for a 28,500 square foot facility in Amherst, New York, which serves as a regional administrative facility, as well as operations facility for SDN. This lease expires in December 2032, with two additional five-year extensions. This facility replaced our former leased location in Amherst, New York and an SDN leased facility in Williamsville, New York, which leases expired in September 2021. SDN also has operations at a leased facility in Rochester, New York.

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

On September 26, 2022, the lower Court denied the plaintiffs’ motion for partial summary judgment for most of the relief they seek and found that there were questions of fact as to whether the members of the class had purchased the subject vehicles for “consumer use” within the meaning of the relevant statutes. The Court also denied our motion for partial summary judgment seeking an offset in the form of recoupment reducing any liability that may be imposed against us by the amounts that the borrowers owe for failing to repay their motor vehicle loans, determining that the Court could not enter a judgment on recoupment – which is a set off from liability – without first determining whether there was liability. Also pending with the lower Court is our motion to compel discovery.

On October 7, 2022, the Superior Court of Pennsylvania granted our December 20, 2021 Request for an Interlocutory Appeal of the denial of our motion to dismiss the claims brought by New York borrowers for lack of subject matter jurisdiction and lack of standing. The case is stayed until the appeal is briefed and decided by the Superior Court.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “FISI.” At February 28, 2023, 15,375,479 shares of our common stock were outstanding and there were 268 registered shareholders of record.

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

In June 2022, the Company’s Board of Directors (the "Board.”) authorized a share repurchase program for up to 766,447 shares of common stock (the “2022 Repurchase Program.”). The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

In November 2020, the Board authorized a share repurchase program for up to 801,879 shares of common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program was completed in March 2022.

The Company’s repurchases of its common stock during the fourth quarter of 2022 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2022	—	$—	—	766,447
November 1 - 30, 2022	—	—	—	766,447
December 1 -31, 2022	540	24.01	—	766,447
Total	540	$24.01	—
(1)
This column reflects the deemed surrender to us of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

Stock Performance Graph

The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2017 as reported by the Nasdaq Global Select Market, through December 31, 2022, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return of the Standard and Poor's ("S&P") U.S. SmallCap Banks Index over the same period. Cumulative return assumes the reinvestment of dividends. During 2021, all SNL indices were replaced with S&P Dow Jones indices. The SNL Bank $1B-$5B Index that has historically been used in our performance graph has therefore been replaced with the comparable S&P U.S. SmallCap Banks Index. The graph was prepared by S&P Global Market Intelligence and is expressed in dollars based on an assumed investment of $100.

Total Return Performance
Financial Institutions, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Financial Institutions, Inc.	100.00	85.23	110.11	81.47	119.25	95.41
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. SmallCap Banks Index	100.00	83.44	104.69	95.08	132.36	116.69

ITEM 6. [RESERVED]

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations and should be read in conjunction with the information set forth under Part I, Item 1A, “Risk Factors,” and our consolidated financial statements and notes thereto appearing under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

INTRODUCTION

Financial Institutions, Inc. (the “Parent” and together with all its subsidiaries, “we,” “our,” or “us”), is a financial holding company headquartered in New York State. We offer a broad array of deposit, lending, and other financial services to individuals, municipalities and businesses in Western and Central New York through our wholly-owned New York-chartered banking subsidiary, Five Star Bank (the “Bank”). Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. We also have a loan production office in Baltimore, Maryland, which expands our footprint into the Mid-Atlantic Region. We offer insurance services through our wholly-owned subsidiary, SDN Insurance Agency, LLC (“SDN”), a full-service insurance agency. We offer customized investment advice, wealth management, investment consulting and retirement plan services through our wholly-owned subsidiaries Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”), SEC-registered investment advisory and wealth management firms. In addition, we offer Banking-as-a-Service (“BaaS”) and financial technology (“FinTech”) solutions through our wholly-owned subsidiary Corn Hill Innovation Labs, LLC (“CHIL”).

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

EXECUTIVE OVERVIEW

2022 Financial Performance Review

Net income decreased $21.1 million to $56.6 million for 2022, compared to $77.7 million for 2021. This resulted in a 1.01% return on average assets and a 12.81% return on average equity. Net income available to common shareholders was $55.1 million or $3.56 per diluted share for 2022, compared to $76.2 million or $4.78 per diluted share for 2021. We declared cash dividends of $1.16 per common share during 2022, an increase of $0.08 per common share, or 7%, compared to the prior year.

Reflected in the decrease in net income was a $13.3 million provision for credit losses in the current year as compared to a benefit of $8.3 million in 2021. Loan loss provision returned to a more normalized level in 2022, excluding a $2.0 million commercial loan recovery recognized in the second quarter, due to the impact of strong loan growth and an increase in the national unemployment forecast and qualitative factors reflecting economic uncertainty associated with higher interest rates, inflation and global political unrest, partially offset by a reduction in overall specific reserve levels.

Fully-taxable equivalent net interest income was $167.9 million in 2022, an increase of $12.6 million, or 8%, compared to 2021. The increase was the result of a $295.4 million, or 6% increase in average interest-earning assets, coupled with a 6-basis point increase in the net interest margin, to 3.20%.

The provision for credit losses - loans was $11.0 million in 2022 compared to a benefit of $7.0 million in 2021, as loan loss provision returned to a more normalized level in 2022. Net charge-offs decreased $522 thousand from the prior year to $5.2 million in 2022. Net charge-offs were an annualized 0.14% of average loans in the current year compared to 0.16% in 2021. Non-performing loans decreased $2.0 million to $10.2 million compared to a year ago and represented 0.25% of total loans at December 31, 2022, compared to 0.33% of total loans at December 31, 2021.

Noninterest income totaled $46.3 million for the full year 2022, a decrease of $635 thousand, or 1.4%, when compared to the prior year. The decrease was primarily attributed to decreases in net gain on loans held for sale, income from investments in limited partnerships, and income from derivative instruments, partially offset by increases in company owned life insurance, and insurance income. Net gain on sale of loans decreased $1.7 million in 2022 as sales volumes and margins for residential loans moderated significantly in 2022 due to the rising interest rate environment. Income from investments in limited partnerships decreased $788 thousand compared to the prior year based on performance of the underlying investments. Income from derivatives instruments, net was $776 thousand lower than 2021 as a result of the number and value of interest rate swap transactions combined with the impact of changes in the fair market value of borrower-facing trades. The increase in income from company owned life insurance of $2.6 million was primarily a result of a

MANAGEMENT’S DISCUSSION AND ANALYSIS

non-recurring $2.0 million third quarter 2022 enhancement related to the surrender and redeployment of $25.5 million in cash surrender value of company owned life insurance. The increase in insurance income was primarily driven by new business growth within our markets.

Noninterest expense for the full year 2022 totaled $129.4 million, a $16.6 million increase compared to $112.8 million in the prior year. Salaries and benefits expense increased $8.7 million year-over-year, primarily due to higher investments in personnel and wage pressures driven by the current competitive labor market. Computer and data processing expense increased $3.5 million year-over-year, as a result of strategic investments in technology, primarily driven by a new customer relationship management system implemented in late 2021. Other expenses were $2.8 million higher than 2021 primarily due to interest charges related to collateral held for derivative transactions, higher travel and entertainment expense, higher insurance costs and the impact of inflationary pressures. Restructuring charges related to the 2020 closing of five branches totaled $1.6 million in 2022, compared to $111 thousand in 2021. These increases were partially offset by a decrease in professional services expense of $943 thousand, a result of higher expense incurred in 2021 for enterprise standardization expense and miscellaneous consulting fees.

Income tax expense for the year was $14.4 million, representing an effective tax rate of 20.3% compared to $19.5 million, representing an effective tax rate of 20.1% in 2021. The year-over-year increase in effective tax rate was primarily the result of $2.0 million in incremental taxes associated with the company owned life insurance surrender and redeployment strategy executed in 2022, partly offset by a lower level of pre-tax earnings in the current year. Effective tax rates are impacted by items of income and expense not subject to federal or state taxation. The Company’s effective tax rates differ from statutory rates primarily because of interest income from tax-exempt securities, earnings on company owned life insurance and tax credit investments placed in service.

Total assets were $5.80 billion at December 31, 2022, up $276.5 million from $5.52 billion at December 31, 2021.

Investment securities were $1.14 billion at December 31, 2022, down $240.8 million from December 31, 2021. The decrease from year-end 2021 was primarily the result of a decrease in the market value of the portfolio due to rising interest rates combined with the use of portfolio cash flow to fund loan originations.

Total loans were $4.05 billion at December 31, 2022, up $371.0 million, or 10%, from December 31, 2021.

•
Commercial mortgage loans totaled $1.68 billion, an increase of $267.1 million, or 19%, from December 31, 2021.
•
Commercial business loans totaled $664.2 million, an increase of $26.0 million, or 4%, from December 31, 2021. PPP loans net of deferred fees are included in commercial loans. At December 31, 2022 the aggregate PPP loan balance was $1.2 million, net of deferred fees compared to $55.3 million, net of deferred fees at December 31, 2021.
•
Residential real estate loans totaled $590.0 million, an increase of $12.7 million, or 2%, from December 31, 2021.
•
Consumer indirect loans totaled $1.02 billion, an increase of $65.6 million, or 7%, from December 31, 2021.

Total deposits were $4.93 billion at December 31, 2022, an increase of $102.3 million from December 31, 2021, which was primarily the result of growth in brokered deposits. Short-term borrowings were $205.0 million at December 31, 2022, an increase of $175.0 million from December 31, 2021. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits.

Shareholders’ equity was $405.6 million at December 31, 2022, compared to $505.1 million at December 31, 2021. Common book value per share was $25.31 at December 31, 2022, a decrease of $5.67, or 18%, from $30.98 at December 31, 2021. Tangible common book value per share(1) was $20.53 at December 31, 2022, a decrease of $5.73, or 22%, from $26.26 at December 31, 2021. The decrease in shareholders’ equity as compared to December 31, 2021, was primarily attributable to an increase in accumulated other comprehensive loss associated with unrealized losses in the available for sale securities portfolio. Management believes the unrealized losses are temporary in nature, as the losses are associated with the increase in interest rates. The securities portfolio continues to generate cash flow and given the high quality of our agency mortgage-backed securities portfolio, management expects the bonds to ultimately mature at a terminal value equivalent to par.

The Company’s leverage ratio was 8.33% at December 31, 2022 compared to 8.23% at December 31, 2021. The Bank’s leverage ratio and total risk-based capital ratio were 9.17% and 11.60%, respectively, at December 31, 2022, compared to 8.98% and 12.38%, respectively, at December 31, 2021.

(1)
This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the “GAAP to Non-GAAP Reconciliation” section of this Item 7 for further information.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Additional financial highlights of the Company are as follows:

	At or for the year ended December 31,
	2022	2021	2020
Performance ratios:
Net income, returns on:
Average assets	1.01%	1.46%	0.82%
Average equity	12.81%	16.01%	8.49%
Net income available to common shareholders, returns on:
Average common equity	12.99%	16.29%	8.50%
Average tangible common equity (1)	15.72%	19.37%	10.25%
Average tangible assets (1)	1.00%	1.45%	0.80%
Common dividend payout ratio	32.40%	22.45%	45.22%
Net interest margin (fully tax-equivalent)	3.20%	3.14%	3.22%
Effective tax rate	20.3%	20.1%	16.2%
Efficiency ratio (2)	60.39%	55.76%	60.22%

Capital ratios:
Leverage ratio	8.33%	8.23%	8.25%
Common equity Tier 1 capital ratio	9.42%	10.28%	10.14%
Tier 1 capital ratio	9.78%	10.68%	10.59%
Total risk-based capital ratio	12.13%	13.12%	13.56%
Average equity to average assets	7.88%	9.10%	9.61%
Common equity to assets	6.70%	8.84%	9.18%
Tangible common equity to tangible assets (1)	5.50%	7.59%	7.80%

(1)
This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the “GAAP to Non-GAAP Reconciliation” section of this Item 7 for further information.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS

GAAP to Non-GAAP Reconciliation

(In thousands, except per share data)	At or for the year ended December 31,
	2022	2021	2020
Computation of ending tangible common equity:
Common shareholders’ equity	$388,313	$487,850	$451,035
Less: goodwill and other intangible assets, net	73,414	74,400	73,789
Tangible common equity	$314,899	$413,450	$377,246

Computation of ending tangible assets:
Total assets	$5,797,272	$5,520,779	$4,912,306
Less: goodwill and other intangible assets, net	73,414	74,400	73,789
Tangible assets	$5,723,858	$5,446,379	$4,838,517

Tangible common equity to tangible assets (1)	5.50%	7.59%	7.80%

Common shares outstanding	15,340	15,745	16,042
Tangible common book value per share (2)	$20.53	$26.26	$23.52

Computation of average tangible common equity:
Average common equity	$424,421	$468,085	$433,908
Average goodwill and other intangible assets, net	73,913	74,411	74,364
Average tangible common equity	$350,508	$393,674	$359,544

Computation of average tangible assets:
Average assets	$5,606,733	$5,335,808	$4,693,225
Average goodwill and other intangible assets, net	73,913	74,411	74,364
Average tangible assets	$5,532,820	$5,261,397	$4,618,861

Net income available to common shareholders	$55,114	$76,237	$36,871
Return on average tangible common equity (3)	15.72%	19.37%	10.25%
Return on average tangible assets (4)	1.00%	1.45%	0.80%

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

December 31, 2022 AND December 31, 2021

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 78% of revenue during the year ended December 31, 2022. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

We use interest rate spread and net interest margin to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest-earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average interest-earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (“net free funds”), principally noninterest-bearing demand deposits and shareholders’ equity, also support interest-earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt investment securities is computed on a taxable equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.

The Federal Reserve influences the general market rates of interest, which impacts the deposit and loan rates offered by many financial institutions. The Federal Reserve increased the intended federal funds rate, which is the cost of immediately available overnight funds, throughout 2022, in an attempt by the Federal Reserve to curb inflation. The first increase in March 2022 increased the federal funds rate by 25-basis points to 0.25% to 0.50%, followed by a 50-basis point increase in May to 0.75% to 1.00%. The Federal Reserve increased the federal funds rate by 75-basis points each in June, July, September and November 2022, and by 50-basis points in December 2022 resulting in a federal funds rate of 4.25% to 4.50% as of year-end 2022. The Federal Reserve had previously decreased the intended federal funds rate by 150-basis points due to two rate cuts in March of 2020, resulting in a range of 0.00% to 0.25% at year-end 2020, where it remained throughout 2021 and into March of 2022. Our loan portfolio is significantly affected by changes in the prime interest rate and changes in the prime interest rate generally follow changes in the federal funds rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 7.50%, at year-end 2022 compared to 3.25% at year-end 2021.

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	2022	2021	2020
Interest income per consolidated statements of income	$196,107	$167,205	$161,299
Adjustment to fully taxable equivalent basis	544	626	871
Interest income adjusted to a fully taxable equivalent basis	196,651	167,831	162,170
Interest expense per consolidated statements of income	28,735	12,475	22,314
Net interest income on a taxable equivalent basis	$167,916	$155,356	$139,856

Analysis of Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for 2022 was $167.9 million, an increase of $12.6 million compared to $155.4 million for 2021. The increase in net interest income was due primarily to increases in average investment securities of $255.2 million or 23% compared to 2021 and average loans of $160.6 million, or 4%, as well as the impact of interest rate increases in 2022 having a positive impact on yields. The increases in interest income were partially offset by an increase in interest expense of $16.3 million, primarily the result of repricing of time deposits at higher interest rates in 2022. Average PPP loans, net of deferred fees were $17.2 million for 2022 compared to $175.4 million for 2021. Revenue related to PPP loans was $7.6 million lower in 2022 than in 2021. PPP loan balances are significantly lower in 2022 as a result of loan forgiveness and repayment.

Our net interest margin for 2022 was 3.20%, 6-basis points higher than 3.14% from the prior year. This increase was a function of a 9-basis points higher contribution from net free funds, partially offset by a 3-basis points decrease in the interest rate spread. The change in interest rate spread was a net result of a 39-basis points increase in the average cost of interest-bearing liabilities and a 36-basis points increase in the average yield on average interest-earning assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS

For the year ended December 31, 2022, the average yield on average interest-earning assets of 3.75% was 36-basis points higher than 2021. Loan yields increased 43-basis points during 2022 to 4.48%. The average yield on investment securities increased 6-basis points during 2022 to 1.81%. Overall, the interest-earning asset rate changes increased interest income by $17.7 million during 2022 while a favorable volume variance increased interest income by $11.1 million, which collectively drove a $28.8 million increase in interest income.

Average interest-earning assets were $5.24 billion for 2022 compared to $4.95 billion for 2021, an increase of $295.4 million, or 6%, with average securities up $255.2 million from $1.13 billion for 2021 to $1.38 billion for 2022 and average loans up $160.6 million from $3.65 billion for 2021 to $3.81 billion for 2022. Securities represented 26.4% of average interest-earning assets during 2022 compared to 22.8% in 2021. The increase in investment securities was due to the redeployment of excess liquidity intended to benefit interest income with the intent of reducing net interest margin compression by reducing balances of lower yielding federal funds sold and interest-earning deposits. Loans comprised 72.7% of average interest-earning assets during 2022 compared to 73.8% during 2021. The growth in average loans was primarily due to organic growth bolstered by our expansion into the Baltimore and Washington D.C. region, as well as organic growth in consumer indirect, partially offset by decreases in commercial business loans, primarily due to lower PPP loan balances in 2022. Loans generally have significantly higher yields compared to other interest-earning assets and, such, have a more positive effect on the net interest margin. The average yield on average loans was 4.48% for 2022, an increase of 43-basis points compared to 4.05% for 2021. An increase in the volume of average loans resulted in a $7.1 million increase in interest income and higher interest rates increased interest income by $15.8 million.

For the year ended December 31, 2022, the average cost of average interest-bearing liabilities of 0.73% was 39-basis points higher than 2021 and the average cost of average interest-bearing deposits of 0.61% was 38-basis points higher than 2021 due to the rising interest rate environment that occurred in 2022.

Average interest-bearing liabilities of $3.93 billion in 2022 were $255.9 million, or 7%, higher than 2021. On average, interest-bearing deposits grew $170.0 million from $3.60 billion for 2021 to $3.77 billion for 2022, while noninterest-bearing demand deposits (a principal component of net free funds) remained constant at $1.11 billion. The increase in average deposits was due to growth in non-public deposits, public deposits, and brokered deposits, partially offset by a decrease in reciprocal deposits. Average short-term borrowings increased $85.6 million from $538 thousand in 2021 to $86.1 million in 2022 as short-term borrowings were utilized, in addition to deposits, to fund interest-earning asset growth. For further discussion of our reciprocal and brokered deposits, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $14.9 million of higher interest expense during 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, for the years indicated, information regarding: (i) average balances, which were derived from daily balances; (ii) the amount of interest income from interest-earning assets and the resulting annualized yields (tax-exempt yields have been adjusted to a tax-equivalent basis using the applicable Federal tax rate in each year); (iii) the amount of interest expense on interest-bearing liabilities and the resulting annualized rates; (iv) net interest income; (v) net interest rate spread; (vi) net interest income as a percentage of average interest-earning assets (“net interest margin”); and (vii) the ratio of average interest-earning assets to average interest-bearing liabilities. Investment securities are at amortized cost for both held to maturity and available for sale securities. Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Dollar amounts are shown in thousands.

	Years ended December 31,
	2022			2021			2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and other interest- earning deposits	$49,055	$747	1.52%	$169,504	$216	0.13%	$112,802	$315	0.28%
Investment securities (1):
Taxable	1,283,575	22,498	1.75	1,007,420	16,736	1.66	626,221	14,186	2.27
Tax-exempt (2)	100,633	2,587	2.57	121,592	2,981	2.45	168,687	4,149	2.46
Total investment securities	1,384,208	25,085	1.81	1,129,012	19,717	1.75	794,908	18,335	2.31
Loans:
Commercial business	628,729	30,188	4.80	734,748	29,467	4.01	735,535	26,667	3.63
Commercial mortgage	1,502,904	70,608	4.70	1,327,772	51,719	3.90	1,164,827	49,962	4.29
Residential real estate loans	579,362	19,558	3.38	593,375	20,162	3.40	587,620	21,320	3.63
Residential real estate lines	77,132	3,283	4.26	82,210	2,784	3.39	97,321	3,802	3.91
Consumer indirect	1,008,026	45,645	4.53	896,769	42,181	4.70	836,168	40,003	4.78
Other consumer	14,636	1,538	10.51	15,305	1,585	10.36	16,007	1,766	11.03
Total loans (3)	3,810,789	170,820	4.48	3,650,179	147,898	4.05	3,437,478	143,520	4.18
Total interest-earning assets	5,244,052	196,652	3.75	4,948,695	167,831	3.39	4,345,188	162,170	3.73
Less: Allowance for credit losses	(42,689)			(50,230)			(45,697)
Other noninterest-earning assets	405,370			437,343			393,734
Total assets	$5,606,733			$5,335,808			$4,693,225
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$909,799	2,180	0.24	$827,891	1,156	0.14	$714,904	1,091	0.15
Savings and money market	1,852,571	9,778	0.53	1,864,567	3,363	0.18	1,443,692	4,788	0.33
Time deposits	1,008,092	11,036	1.09	907,973	3,599	0.40	959,541	11,943	1.24
Total interest-bearing deposits	3,770,462	22,994	0.61	3,600,431	8,118	0.23	3,118,137	17,822	0.57
Short-term borrowings	86,139	1,500	1.74	538	120	22.33	86,495	1,604	1.85
Long-term borrowings	74,059	4,242	5.73	73,749	4,237	5.75	47,387	2,888	6.09
Total borrowings	160,198	5,742	3.58	74,287	4,357	5.87	133,882	4,492	3.36
Total interest-bearing liabilities	3,930,660	28,736	0.73	3,674,718	12,475	0.34	3,252,019	22,314	0.69
Noninterest-bearing demand deposits	1,105,281			1,105,227			905,412
Other noninterest-bearing liabilities	129,079			70,472			84,558
Shareholders’ equity	441,713			485,391			451,236
Total liabilities and shareholders’ equity	$5,606,733			$5,335,808			$4,693,225
Net interest income (tax-equivalent)		$167,916			$155,356			$139,856
Interest rate spread			3.02%			3.05%			3.04%
Net earning assets	$1,313,392			$1,273,977			$1,093,169
Net interest margin (tax-equivalent)			3.20%			3.14%			3.22%
Ratio of average interest-earning assets to average interest-bearing liabilities	133.41%			134.67%			133.62%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS

(3) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	2022	2021	2020
Commercial business	$28,118	$21,308	$23,632
Commercial mortgage	68,380	50,122	48,451
Residential real estate loans	21,336	22,356	23,299
Residential real estate lines	3,609	3,209	4,152
Consumer indirect	47,786	43,730	42,035
Other consumer	1,500	1,563	1,770
Total	$170,729	$142,288	$143,339

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

	Change from 2021 to 2022			Change from 2020 to 2021
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(255)	$786	$531	$117	$(216)	$(99)
Investment securities:
Taxable	4,798	964	5,762	7,034	(4,484)	2,550
Tax-exempt	(533)	139	(394)	(1,155)	(13)	(1,168)
Total investment securities	4,265	1,103	5,368	5,879	(4,497)	1,382
Loans:
Commercial business	(4,606)	5,327	721	(29)	2,829	2,800
Commercial mortgage	7,371	11,518	18,889	6,601	(4,844)	1,757
Residential real estate loans	(474)	(130)	(604)	207	(1,365)	(1,158)
Residential real estate lines	(181)	680	499	(548)	(470)	(1,018)
Consumer indirect	5,083	(1,619)	3,464	2,859	(681)	2,178
Other consumer	(70)	23	(47)	(75)	(106)	(181)
Total loans	7,123	15,799	22,922	9,015	(4,637)	4,378
Total interest income	11,133	17,688	28,821	15,011	(9,350)	5,661
Interest expense:
Deposits:
Interest-bearing demand	124	900	1,024	163	(98)	65
Savings and money market	(22)	6,437	6,415	1,148	(2,573)	(1,425)
Time deposits	438	6,999	7,437	(610)	(7,734)	(8,344)
Total interest-bearing deposits	540	14,336	14,876	701	(10,405)	(9,704)
Short-term borrowings	1,593	(213)	1,380	(3,047)	1,563	(1,484)
Long-term borrowings	18	(13)	5	1,524	(175)	1,349
Total borrowings	1,611	(226)	1,385	(1,523)	1,388	(135)
Total interest expense	2,151	14,110	16,261	(822)	(9,017)	(9,839)
Net interest income	$8,982	$3,578	$12,560	$15,833	$(333)	$15,500

Provision for Credit Losses

The provision for credit losses was a provision of $13.3 million for the year ended December 31, 2022 compared with a benefit of $8.3 million for 2021. There was a benefit for credit losses in each quarter of 2021 as a result of improvement in the national unemployment forecast, the designated loss driver for our current expected credit loss (“CECL”) model, and positive trends in qualitative factors, resulting in the release of credit loss reserves. Loan loss provision returned to a more normalized level in 2022, excluding a $2.0 million commercial loan recovery recognized in the second quarter, due to the impact of strong loan growth and an increase in the national

MANAGEMENT’S DISCUSSION AND ANALYSIS

unemployment forecast and qualitative factors reflecting economic uncertainty associated with higher interest rates, inflation, and global political unrest, partially offset by a reduction in overall specific reserve levels.

See the “Allowance for Credit Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

Noninterest Income

The following table summarizes our noninterest income for the years ended December 31 (in thousands):

	2022	2021	2020
Service charges on deposits	$5,889	$5,571	$4,810
Insurance income	6,364	5,750	4,403
Card interchange income	8,205	8,498	7,281
Investment advisory	11,493	11,672	9,535
Company owned life insurance	5,542	2,947	1,902
Investments in limited partnerships	1,293	2,081	104
Loan servicing	507	415	249
Income from derivative instruments, net	1,919	2,695	5,521
Net gain on sale of loans held for sale	1,227	2,950	3,858
Net gain on investment securities	(15)	71	1,599
Net gain (loss) on other assets	(16)	441	(61)
Net loss on tax credit investments	(815)	(431)	(275)
Other	4,678	4,246	4,250
Total noninterest income	$46,271	$46,906	$43,176

Insurance income increased $614 thousand, or 11%, to $6.4 million in 2022, compared to $5.8 million in 2021. The increase was primarily driven by new business growth within our markets.

Investment advisory income was $11.5 million in 2022, compared to $11.7 million in 2021. The positive impact of new and increased client accounts was offset by the impact of the 2022 global stock market decline on the value of assets under management.

Company owned life insurance income increased $2.6 million, or 88%, to $5.5 million in 2022, compared to $2.9 million in 2021. Contributing to the increase was a $2.0 million enhancement from the surrender and redeployment of $25.5 million in cash surrender value of company owned life insurance, which was offset by approximately $2.0 million of incremental income tax expense during 2022.

Income from investments in limited partnerships decreased $788 thousand to $1.3 million in 2022, compared to $2.1 million in 2021. We have made several investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. Income from these investments fluctuates based on the maturity and performance of the underlying investments.

Income from derivative instruments, net decreased $776 thousand to $1.9 million in 2022, compared to $2.7 million in 2021. Fee income per transaction in 2022 was higher than in 2021; however, aggregate swap fee income decreased $852 thousand as a result of fewer swap transactions.

Net gain on sale of loans held for sale was $1.2 million in 2022, compared to $3.0 million in 2021. The decrease was primarily driven by lower transaction volumes and margins in 2022. Sales volumes and margins for residential loans have moderated in 2022, following historically high levels in 2021 as a result of the rising interest rate environment.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	2022	2021	2020
Salaries and employee benefits	$69,633	$60,893	$59,336
Occupancy and equipment	15,103	14,371	13,655
Professional services	5,592	6,535	6,326
Computer and data processing	17,638	14,112	11,645
Supplies and postage	1,943	1,769	1,975
FDIC assessments	2,440	2,624	2,242
Advertising and promotions	2,013	1,704	2,609
Amortization of intangibles	986	1,060	1,134
Restructuring charges	1,619	111	1,492
Other	12,395	9,571	8,840
Total noninterest expense	$129,362	$112,750	$109,254

Salaries and employee benefits expense increased $8.7 million, or 14%, to $69.6 million in 2022, compared to $60.9 million in 2021. The increase was primarily the result of investments in personnel and wage pressures driven by the current competitive labor market.

Professional services expense decreased $943 thousand, or 14%, to $5.6 million in 2022, compared to $6.5 million in 2021, primarily as a result of higher expense incurred in 2021 for enterprise standardization expense and miscellaneous consulting fees.

Computer and data processing expense increased $3.5 million, or 25%, to $17.6 million in 2022, compared to $14.1 million in 2021. The increase was primarily a result of our strategic investments in technology, primarily driven by a new customer relationship management system implemented in the latter part of 2021 and other initiatives.

Restructuring charges related to the 2020 closing of five branches and totaled $1.6 million in 2022 and $111 thousand in 2021, representing charges related to the write-down of real estate assets to fair market value based upon current market conditions.

Other expense of $12.4 million in 2022 increased $2.8 million compared to $9.6 million in 2021, primarily due to interest charges related to collateral held for derivative transactions, higher travel and entertainment expense, higher insurance costs and the impact of inflationary pressures.

The efficiency ratio for the year ended December 31, 2022 was 60.39% compared with 55.76% for 2021. The higher efficiency ratio was primarily the result of the increase in noninterest expense in 2022 as described above, coupled with a $7.6 million decline in interest and fee income in connection with PPP loans in 2022 versus 2021. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

We recorded income tax expense of $14.4 million for 2022, compared to $19.5 million for 2021. In 2022 and 2021, we recognized tax credit investments resulting in a $2.6 million reduction in income tax expense, in each year, and an $815 thousand and $431 thousand net loss recorded in noninterest income, respectively.

Our effective tax rate was 20.3% for 2022 compared to 20.1% for 2021. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2022 and 2021 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2021 AND DECEMBER 31, 2020

A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 and year-to-year comparisons between 2021 and 2020, which are not included in this Form 10-K, can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and are incorporated by reference herein.

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

At December 31, 2022, we had total assets of $5.80 billion, an increase of 5% from $5.52 billion as of December 31, 2021, largely attributable to organic loan growth, partially offset by a decrease in our investment securities portfolio. Net loans were $4.01 billion as of December 31, 2022, up $365.3 million, or 10%, when compared to $3.64 billion as of December 31, 2021. The increase in net loans was primarily due to organic growth bolstered by our expansion into the Baltimore and Washington D.C. region, as well as organic growth in consumer indirect. Non-performing assets totaled $10.2 million as of December 31, 2022, down $1.9 million from a year ago. Total deposits amounted to $4.93 billion as of December 31, 2022, up $102.3 million, or 2%, compared to December 31, 2021. As of December 31, 2022, borrowed funds totaled $279.2 million, compared to $103.9 million as of December 31, 2021. Common book value per common share was $25.31 and $30.98 as of December 31, 2022 and 2021, respectively. As of December 31, 2022, our total shareholders’ equity was $405.6 million compared to $505.1 million a year earlier. The decrease in shareholders’ equity as compared to December 31, 2021, was primarily attributable to an increase in accumulated other comprehensive loss associated with unrealized losses in the available for sale securities portfolio.

INVESTING ACTIVITIES

The following table summarizes the composition of our available for sale and held to maturity securities portfolios (in thousands).

	Investment Securities Portfolio Composition At December 31,
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$24,535	$21,115	$15,793	$15,891
Mortgage-backed securities:
Agency mortgage-backed securities	1,102,522	932,919	1,169,042	1,162,214
Non-Agency mortgage-backed securities	-	337	-	410
Total available for sale securities	1,127,057	954,371	1,184,835	1,178,515
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	16,363	15,515	-	-
State and political subdivisions	97,583	90,435	111,399	113,511
Mortgage-backed securities	75,034	68,238	94,187	96,309
Total held to maturity securities	188,980	174,188	205,586	209,820
Allowance for credit losses – securities	(5)		(5)
Total held to maturity securities, net	188,975		205,581
Total investment securities	$1,316,032	$1,128,559	$1,390,416	$1,388,335

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our available for sale (“AFS”) investment securities portfolio decreased $224.1 million from $1.18 billion at December 31, 2021 to $954.4 million at December 31, 2022. The decrease from year-end 2021 was primarily due to an increase in interest rates. Our AFS portfolio had a net unrealized loss totaling $172.7 million at December 31, 2022 compared to a net unrealized loss of $6.3 million at December 31, 2021. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the year ended December 31, 2022 and 2021 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

As of December 31, 2022, we do not have the intent to sell any of our securities in a loss position and we believe that it is not likely that we will be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2022, we concluded that unrealized losses on our AFS securities are not impaired due to reasons of credit quality and no allowance for credit losses has been recognized on AFS securities. The following discussion provides further details of our assessment of the AFS securities portfolio by investment category.

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of December 31, 2022, there were two AFS securities with unrealized losses of $3.4 million in the U.S. Government agencies and GSE portfolio, both of which were in a continuous unrealized loss position for more than 12 months. The decline in fair value is attributable to changes in interest rates, not to credit quality. We do not have the intent to sell these securities and it is likely that we will not be required to sell the security before the anticipated recovery.

Agency Mortgage-backed Securities. With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of December 31, 2022, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

As of December 31, 2022, there were 224 securities in the AFS Agency MBS portfolio that were in an unrealized loss position with unrealized losses totaling $169.6 million. Of these, 125 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $739.1 million and unrealized losses of $151.7 million. The unrealized loss of these securities is driven by the timing of the purchases of fixed-rate securities during the extended low interest rate environments experienced over the past two years, which has been compounded with subsequent increases in benchmark interest rates. However, these fixed-rate securities were purchased with the expectation that they will continue to prepay principal and the proceeds will be invested at current market rates.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2022 on such Agency MBS to be credit related. As of December 31, 2022, we did not intend to sell any Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

Non-Agency Mortgage-backed Securities. Our non-Agency MBS portfolio consists of positions in one privately issued whole loan collateralized mortgage obligations with a fair value and net unrealized gain of $337 thousand as of December 31, 2022. As of that date, the one non-Agency MBS was rated below investment grade. This security was not in an unrealized loss position.

Other Investments. As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in

MANAGEMENT’S DISCUSSION AND ANALYSIS

FRB stock based on a ratio relative to our capital. At December 31, 2022, our ownership of FHLB and FRB stock totaled $13.0 million and $6.4 million, respectively, and is included in other assets and recorded at cost, which approximates fair value.

LENDING ACTIVITIES

Total loans were $4.05 billion at December 31, 2022, an increase of $371.0 million, or 10%, from December 31, 2021. Commercial loans represented 57.9% of total loans at the end of 2022. Consumer loans represented 42.1% of total loans at December 31, 2022. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition
	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
Commercial business	$664,249	16.4%	$638,293	17.3%
Commercial mortgage	1,679,840	41.5	1,412,788	38.4
Total commercial	2,344,089	57.9	2,051,081	55.7
Residential real estate loans	589,960	14.5	577,299	15.7
Residential real estate lines	77,670	1.9	78,531	2.2
Consumer indirect	1,023,620	25.3	958,048	26.0
Other consumer	15,110	0.4	14,477	0.4
Total consumer	1,706,360	42.1	1,628,355	44.3
Total loans	4,050,449	100.0%	3,679,436	100.0%
Less: Allowance for credit losses	45,413		39,676
Total loans, net	$4,005,036		$3,639,760

Commercial business loans increased $26.0 million, or 4%, from December 31, 2021 to $664.2 million at December 31, 2022. Commercial mortgage loans increased $267.1 million, or 19%, from December 31, 2021 to $1.68 billion at December 31, 2022. The credit risk related to commercial loans is largely influenced by general economic conditions, inflation, and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

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

We participate in various lending programs in which guarantees are supplied by U.S. government agencies, such as the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2022, the principal balance of such loans (included in commercial loans) was $26.5 million, and the guaranteed portion amounted to $14.7 million. Excluding PPP Loans, the principal balance of such loans (included in commercial loans) was $25.2 million, and the guaranteed portion amounted to $13.5 million. Most of these loans were guaranteed by the SBA.

Commercial business loans were $664.2 million at the end of 2022, up $26.0 million, or 4%, since the end of 2021, and comprised 16.4% of total loans outstanding at December 31, 2022, compared to 17.3% at December 31, 2021. As of December 31, 2022, we had $1.2 million of PPP loans, net of deferred loan fees and costs compared to $55.3 million at December 31, 2021. Accordingly, commercial business loans excluding the impact of PPP loans increased 14% from December 31, 2021. We typically originate business loans of up to $15.0 million for small to mid-sized businesses in our market area for working capital, equipment financing, inventory financing, accounts receivable financing, or other general business purposes. Loans of this type are in a diverse range of industries. As of December 31, 2022, commercial business SBA loans including PPP loans accounted for a total of $16.9 million, or 3% of our commercial business loan portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial mortgage loans totaled $1.68 billion at December 31, 2022, up $267.1 million, or 19%, from December 31, 2021, and comprised 41.5% of total loans, compared to 38.4% at December 31, 2021. Commercial mortgage loans include both owner occupied, and non-owner occupied commercial real estate loans. Approximately 19% and 23% of our commercial mortgage portfolio at December 31, 2022 and 2021, respectively, was owner occupied commercial real estate. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. As of December 31, 2022, commercial mortgage SBA loans accounted for a total of $5.3 million or less than one percent of our commercial mortgage loan portfolio.

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

Consumer loans totaled $1.71 billion at December 31, 2022, up $78.0 million compared to 2021, and represented 42.1% of the 2022 year-end loan portfolio versus 44.3% at year-end 2021. Loans in this classification include residential real estate loans, residential real estate lines, indirect consumer and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, including inflation, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential real estate portfolios include conventional first lien mortgages and home equity loans and lines of credit. For conventional first lien mortgages, we generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g., personal mortgage insurance). A portion of our fixed-rate conventional mortgage loans are sold in the secondary market with servicing rights retained. Our conventional mortgage products continue to be underwritten using FHLMC secondary marketing guidelines. Our underwriting guidelines for home equity products include a combination of borrower FICO (credit score), the LTV of the property securing the loan and evidence of the borrower having sufficient income to repay the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production was 769 and 768 during the years ended December 31, 2022 and 2021, respectively.

Residential real estate loans totaled $590.0 million at the end of 2022, down $12.7 million, or 2%, from the end of the prior year and comprised 14.5% and 15.7% of total loans outstanding at December 31, 2022 and December 31, 2021, respectively. The residential real estate line portfolio amounted to $77.7 million at December 31, 2022 down $861 thousand, or 1%, compared to 2021 and represented 1.9% of the 2022 year-end loan portfolio versus 2.2% at year-end 2021. The residential real estate loans and lines portfolios had a weighted average LTV at origination of approximately 70% at December 31, 2022 and 2021. Approximately 92% and 93% of the loans and lines were first lien positions at December 31, 2022 and 2021, respectively.

Consumer indirect loans amounted to $1.02 billion at December 31, 2022 up $65.6 million, or 7%, compared to 2021 and represented 25.3% of the 2022 year-end loan portfolio versus 26.0% at year-end 2021. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily by individuals, but also by corporations and other organizations. The loans are originated through dealerships and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2022, we originated $489.0 million in indirect loans with a mix of approximately 29% new vehicles and 71% used vehicles. This compares with $504.3 million in indirect loans with a mix of approximately 25% new vehicles and 75% used vehicles for the same period in 2021. We do business with approximately 500 franchised auto dealers located in Western, Central, and the Capital District of New York, and Northern and Central Pennsylvania. The average FICO score for indirect loan production was approximately 714 and 706 during the years ended December 31, 2022 and 2021, respectively. Other consumer loans totaled $15.1 million at December 31, 2022, up $633 thousand, or 4%, compared to 2021, and represented less than one percent of the 2022 and 2021 year-end loan portfolio. Other consumer loans consist of personal loans (collateralized and uncollateralized) and deposit account collateralized loans.

Our loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our operating footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2022, no significant concentrations, as defined above, existed in our portfolio in excess of 10% of total loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Loans Held for Sale and Loan Servicing Rights. Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $550 thousand and $6.2 million as of December 31, 2022 and 2021, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $275.3 million and $272.7 million as of December 31, 2022 and 2021, respectively.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses - loans (in thousands) for the periods indicated.

	Credit Loss - Loans Analysis
	Year Ended December 31,
	2022	2021	2020
Allowance for credit losses - loans, beginning of period, prior to adoption of ASC 326	$39,676	$52,420	$30,482
Impact of adopting ASC 326	-	-	9,594
Allowance for credit losses - loans, beginning of period, after adoption of ASC 326	39,676	52,420	40,076
Net charge-offs (recoveries):
Commercial business	(64)	(212)	7,384
Commercial mortgage	(853)	3,814	1,755
Residential real estate loans	279	56	72
Residential real estate lines	(1)	141	(3)
Consumer indirect	4,538	1,256	4,278
Other consumer	1,339	705	329
Total net charge-offs	5,238	5,760	13,815
Provision (benefit) for credit losses – loans	10,975	(6,984)	26,159
Allowance for credit losses – loans, end of year	$45,413	$39,676	$52,420

Net loan charge-offs (recoveries) to average loans:
Commercial business	-0.01%	-0.03%	1.00%
Commercial mortgage	-0.06%	0.29%	0.15%
Residential real estate loans	0.05%	0.01%	0.01%
Residential real estate lines	0.00%	0.17%	0.00%
Consumer indirect	0.45%	0.14%	0.51%
Other consumer	9.15%	4.61%	2.06%
Total loans	0.14%	0.16%	0.40%

Allowance for credit losses – loans to total loans	1.12%	1.08%	1.46%
Allowance for credit losses – loans to nonaccrual loans	445%	349%	564%
Allowance for credit losses – loans to non-performing loans	445%	326%	551%

Net charge-offs of $5.2 million in 2022 represented 0.14% of average loans compared to $5.8 million, or 0.16%, in 2021. Net charge-offs for 2022 included a $2.0 million recovery in connection with the pay-off of a commercial loan that was downgraded to non-performing status with a partial charge-off in the fourth quarter of 2021. The allowance for credit losses - loans was $45.4 million at December 31, 2022, compared with $39.7 million at December 31, 2021. The ratio of the allowance for credit losses - loans to total loans was 1.12% and 1.08% at December 31, 2022 and 2021, respectively. The ratio of allowance for credit losses - loans to non-performing loans was 445% at December 31, 2022, compared with 326% at December 31, 2021.

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

	Allowance for Credit Losses - Loans by Loan Category
	At December 31,
	2022		2021
		Percentage		Percentage
	Credit	of loans by	Credit	of loans by
	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans
Commercial business	$12,585	16.4%	$11,099	17.3%
Commercial mortgage	14,412	41.5	14,777	38.4
Residential real estate loans	3,301	14.5	1,604	15.7
Residential real estate lines	608	1.9	379	2.2
Consumer indirect	14,238	25.3	11,611	26.0
Other consumer	269	0.4	206	0.4
Total	$45,413	100.0%	$39,676	100.0%

Loans not analyzed for a specific reserve are segmented into "pools" of loans based upon similar risk characteristics. This is referred to as the "pooled loan" component of the allowance for credit losses estimate. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s credit risk review function. The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, troubled debt restructurings (“TDRs”) , and other loans deemed appropriate by management. The process we use to determine the overall allowance for credit losses is based on this analysis. Based on this analysis, we believe the allowance for credit losses is adequate as of December 31, 2022.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-performing Assets and Potential Problem Loans

The following table summarizes our non-performing assets (in thousands) as of the dates indicated:

	Non-performing Assets
	At December 31,
	2022	2021
Nonaccrual loans:
Commercial business	$340	$602
Commercial mortgage	2,564	6,414
Residential real estate loans	4,071	2,373
Residential real estate lines	142	200
Consumer indirect	3,079	1,780
Other consumer	1	-
Total nonaccrual loans	10,197	11,369
Accruing loans 90 days or more delinquent	1	797
Total non-performing loans	10,198	12,166
Foreclosed assets	19	-
Total non-performing assets	$10,217	$12,166

Nonaccrual loans to total loans	0.25%	0.31%
Non-performing loans to total loans	0.25%	0.33%
Non-performing assets to total assets	0.18%	0.22%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at December 31, 2022 were $10.2 million, a decrease of $1.9 million from $12.2 million at December 31, 2021. The primary component of non-performing assets is non-performing loans, which were $10.2 million or 0.25% of total loans at December 31, 2022, compared with $12.2 million or 0.33% of total loans at December 31, 2021. The decrease in nonperforming loans related primarily to the pay-off of a nonaccrual commercial mortgage that resulted in the $2.0 million recovery previously noted.

Approximately $1.8 million, or 18%, of the $10.2 million of nonaccrual loans, a component of non-performing loans, as of December 31, 2022 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. We had no TDRs included in nonaccrual loans at December 31, 2022 and December 31, 2021. Additionally, we had no TDRs that were accruing interest as of December 31, 2022 and December 31, 2021.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $19 thousand of properties representing foreclosed asset holdings at December 31, 2022 and no properties representing foreclosed asset holdings at December 31, 2021.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $22.7 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2022 and 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits (dollars in thousands) as of the dates indicated.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$1,139,214	23.1%	$1,107,561	22.9%
Interest-bearing demand	863,822	17.5	864,528	17.9
Savings and money market	1,643,516	33.4	1,933,047	40.1
Time deposits	1,282,872	26.0	921,954	19.1
Total deposits	$4,929,424	100.0%	$4,827,090	100.0%

As of December 31, 2022 and 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $1.29 billion. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $258.7 million and $182.3 million at December 31, 2022 and 2021, respectively. The maturities of our uninsured time deposits at December 31, 2022 were as follows: $55.6 million in three months or less; $80.6 million between three months and six months; $111.4 million between six months and one year; and $11.1 million over one year.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2022, total deposits were $4.93 billion, representing an increase of $102.3 million, or 2%, which was primarily the result of growth in brokered deposits. Time deposits were approximately 26% and 19% of total deposits at December 31, 2022 and 2021, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.77 billion and $2.70 billion at December 31, 2022 and 2021, respectively, and represented 56% of total deposits as of the end of each period. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $1.12 billion and $1.10 billion at December 31, 2022 and December 31, 2021, respectively, and represented 23% of total deposits as of the end of each period.

We participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $696.1 million at December 31, 2022, compared to $771.4 million at December 31, 2022, and represented 14% and 16% of total deposits as of the end of each period, respectively.

Brokered deposits totaled $347.2 million and $254.7 million at December 31, 2022 and 2021, respectively, and represented 7% and 5% of total deposits as of the end of each period, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2022	2021
Short-term borrowings:
Short-term FHLB borrowings	$205,000	$30,000
Long-term borrowings:
Subordinated notes, net	74,222	73,911
Total borrowings	$279,222	$103,911

MANAGEMENT’S DISCUSSION AND ANALYSIS

Short-term Borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2022 and 2021 consisted of $205.0 million and $30.0 million in short-term borrowings, respectively. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. At December 31, 2022 and 2021, the Company’s borrowings had a weighted average rate of 4.60% and 0.34%, respectively.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $156.4 million of immediate credit capacity with the FHLB as of December 31, 2022. We had approximately $573.8 million in secured borrowing capacity at the FRB discount window, none of which was outstanding at December 31, 2022. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of December 31, 2022, with no amounts outstanding at December 31, 2022. Additionally, we had approximately $271.4 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2022, no amounts have been drawn on the line of credit.

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

On April 15, 2015, we issued $40.0 million of subordinated notes (the “2015 Notes”) in a registered public offering. The 2015 Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (“LIBOR”) plus 3.944%, payable quarterly. After the discontinuance of LIBOR, the alternate method selected by the Company is three-month SOFR. The 2015 Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The 2020 and 2015 Notes qualify as Tier 2 capital for regulatory purposes.

Shareholders’ Equity

Total shareholders’ equity was $405.6 million at December 31, 2022, a decrease of $99.5 million from $505.1 million at December 31, 2021. Net income for the year increased shareholders’ equity by $56.6 million, partially offset by common and preferred stock dividends declared of $19.2 million. Accumulated other comprehensive loss included in shareholders’ equity increased $124.3 million during the year due primarily to higher net unrealized losses on securities available for sale. Treasury stock included in shareholders’ equity increased $13.1 million primarily due to the purchase of shares of common stock in 2022 under our 2020 Repurchase Program. For detailed information on shareholders’ equity, see Note 16, Shareholders’ Equity, of the notes to consolidated financial statements. FII and the Bank are subject to various regulatory capital requirements. At December 31, 2022, both FII and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital requirements, see Note 15, Regulatory Matters, of the notes to consolidated financial statements.

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

Cash and cash equivalents were $130.5 million as of December 31, 2022, an increase of approximately $51.4 million from $79.1 million as of December 31, 2021. During 2022, net cash provided by operating activities totaled $133.6 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $325.2 million, which included outflows of $376.3 million for net loan originations, $10.0 million from net purchases of company owned life insurance, and $8.4 million purchases of premises and equipment, partially offset by $69.5 million net cash provided from investment securities. Net cash provided by financing activities of $242.9 million was attributed to a $175.0 million increase in short-term borrowings and a $102.3 million net increase in deposits, partially offset by $19.1 million in dividend payments and $15.3 million in common stock repurchases for treasury.

Planned Uses of Capital Resources

The Company has various long-term contractual obligations as of December 31, 2022, which include:

•
Time deposits for $1.28 billion;
•
Supplemental executive retirement plans for $697 thousand;
•
Subordinated notes for $75.0 million; and
•
Operating leases for $53.2 million.

For additional information on the Company’s long-term contractual obligations above, see Note 11, Deposits, Note 21, Employee Benefit Plans, Note 12, Borrowings, and Note 9, Leases, in the accompanying consolidated financial statements.

We have financial instruments with off-balance sheet risk established in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit for $1.44 billion and standby letters of credit for $17.2 million as of December 31, 2022. We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

We have committed to investments in limited partnerships, primarily related to small business investment companies, tax credit investments and FinTech and ESG-related investment funds. As of December 31, 2022, the off-balance sheet commitments related to these investments totaled $57.1 million. We have also recorded a $4.8 million liability primarily related to committed contributions for tax credit investments in property placed in service on or before December 31, 2022.

With the exception of obligations in connection with our irrevocable loan commitments, limited partnership investments and tax credit investments as of December 31, 2022, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 14, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), cost-weighted average yields (“Yield”), which is defined as the book yield weighted against the ending book value, and contractual maturities of our debt securities portfolio as of December 31, 2022 (dollars in thousands). Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields.

	Due in less than one year		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$-	0.00%	$15,000	1.69%	$9,535	1.90%	$-	0.00%	$24,535	1.77%
Mortgage-backed securities	5,002	3.60	71,837	2.42	136,531	1.93	889,152	1.70	1,102,522	1.78
	5,002	1.46	86,837	2.30	146,066	1.93	889,152	1.70	1,127,057	1.78
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	-	0.00%	-	0.00%	16,363	3.21%	-	0.00%	16,363	3.21%
State and political subdivisions	31,573	2.19	39,380	1.85	5,005	1.62	21,625	2.44	97,583	2.08
Mortgage-backed securities	2,191	2.11	3,446	1.94	15,675	2.63	53,722	2.55	75,034	2.52
	33,764	2.18	42,826	1.86	37,043	2.75	75,347	2.52	188,980	2.35
Total investment securities	$38,766	2.09%	$129,663	2.15%	$183,109	2.09%	$964,499	1.77%	$1,316,037	1.86%

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at December 31, 2022. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$156,068	$263,563	$10,401	$234,217	$664,249
Commercial mortgage	483,698	891,455	303,566	1,121	1,679,840
Residential real estate loans	70,971	219,503	280,360	19,126	589,960
Residential real estate lines	1,752	7,531	29,192	39,195	77,670
Consumer indirect (1)	415,738	607,882	-	-	1,023,620
Other consumer	6,950	7,616	498	46	15,110
Total loans	$1,135,177	$1,997,550	$624,017	$293,705	$4,050,449

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$88,782	$3,680	$14,598	$107,060
Commercial mortgage		484,798	140,164	223	625,185
Residential real estate loans		193,396	254,833	16,388	464,617
Residential real estate lines		11	38	-	49
Consumer indirect (1)		607,882	-	-	607,882
Other consumer		7,616	498	46	8,160
With a floating or adjustable rate
Commercial business		174,781	6,721	219,619	401,121
Commercial mortgage		406,657	163,402	898	570,957
Residential real estate loans		26,107	25,527	2,738	54,372
Residential real estate lines		7,520	29,154	39,195	75,869
Consumer indirect (1)		-	-	-	-
Other consumer		-	-	-	-
Total loans maturing after one year		$1,997,550	$624,017	$293,705	$2,915,272

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Resources

The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks were fully phased-in on January 1, 2019. As of December 31, 2022, the Company’s capital levels remained characterized as “well-capitalized” under the BCBS rules. See Note 15, Regulatory Matters of the notes to consolidated financial statements and the “Basel III Capital Rules” section below for further discussion. The following table reflects the Company’s ratios and their components as of December 31 (in thousands):

	2022	2021
Common shareholders’ equity	$394,716	$496,387
Less: Goodwill and other intangible assets	70,643	71,748
Net unrealized loss on investment securities (1)	(128,440)	(4,971)
Hedging derivative instruments	4,735	1,160
Net periodic pension and postretirement benefits plan adjustments	(13,588)	(9,396)
Other	(194)	-
Common Equity Tier 1 (“CET1”) capital	461,560	437,846
Plus: Preferred stock	17,292	17,292
Less: Other	-	-
Tier 1 Capital	478,852	455,138
Plus: Qualifying allowance for credit losses	40,895	29,938
Subordinated Notes	74,222	73,911
Total regulatory capital	$593,969	$558,987
Adjusted average total assets (for leverage capital purposes)	$5,748,203	$5,532,987
Total risk-weighted assets	$4,896,451	$4,260,101

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.33%	8.23%
CET1 Capital (CET1 capital to total risk-weighted assets)	9.42	10.28
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	9.78	10.68
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.13	13.12

(1)
Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

We have elected to apply the 2020 CECL transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the US banking agencies’ March 2020 interim final rule. Under the 2020 CECL transition provision, the regulatory capital impact of the Day 1 adjustment to the allowance for credit losses (after-tax) upon the January 1, 2020 CECL adoption date has been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, we were allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020, and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020, and December 31, 2021, was also phased in to regulatory capital at 25% per year commencing January 1, 2022.

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

As of December 31, 2022, the Company’s capital levels remained characterized as “well-capitalized” under the Basel III rules, including the additional capital conservation buffer.

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

We have numerous accounting policies, of which the most significant are presented in Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and, in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the consolidated financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policy with respect to the allowance for credit losses requires particularly subjective or complex judgments important to our financial position and results of operations, and, as such, is considered to be a critical accounting estimate as discussed below.

Adequacy of the Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the loan portfolio, and consists of an allowance for credit losses for pooled loans and a specific reserve for individually evaluated loans. Management estimates the allowance for credit losses for pooled loans utilizing a Discounted Cash Flow (“DCF”) method. The DCF method implements a probability of default with loss given default and exposure at default estimation. The probability of default and loss given default are applied to future cash flows that are adjusted to present value and these discounted expected losses become the Allowance for Credit Losses. In the analysis at the portfolio level, we found that the best model for predicting defaults considers the National Unemployment Rate. With the large number of observations afforded by using peer data, the default curve is less sensitive to unusual loss events and has a much smoother shape. The national unemployment rate is an extremely strong predictor of defaults and explains almost all variation in the default rate. Excluded from the pooled analysis are loans to be individually evaluated due to the assets not maintaining similar risk characteristics to those included in pooled loans. These loans are generally considered to be collateral dependent and, therefore, an analysis of the collateral position versus the pooled loan discounted cash flow approach better reflects the potential loss. Individually evaluated accounts include: loans over 90 days past due, loans marked as TDR, loans placed on non-accrual status and classified assets with exposure greater than $2.0 million.

Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements including, but not limited to, management’s assessment of the internal risk classifications of loans, estimating future losses utilizing current forecasts, forward-looking estimates of qualitative factors including national and local economic trends and conditions (excluding national unemployment), levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration and changes in the regulatory environment, management, markets and product offerings. Because current economic conditions and borrower strength can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for credit losses, could change significantly. Management will periodically assess what adjustments are necessary to qualitatively adjust the ACL based on their assessment of current expected credit losses. Various regulatory agencies also review the allowance for credit losses as an integral part of their examination process. Such agencies may require additions to the allowance for credit losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. We believe the level of the allowance for credit losses is appropriate as recorded in the consolidated financial statements. As future events cannot be determined with precision, actual results could differ significantly from our estimates.

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

Portfolio Composition

Our balance sheet assets are a mix of fixed and variable rate assets with consumer indirect loans, commercial loans, and MBSs comprising a significant portion of our assets. Our consumer indirect loan portfolio comprised 18% of assets and is primarily fixed rate loans with relatively short durations. Our commercial loan portfolio totaled 40% of assets and is a combination of fixed and variable rate loans, lines and mortgages. The MBS portfolio, including collateralized mortgages obligations, totaled 20% of assets with durations averaging three to five years.

Our liabilities are comprised primarily of deposits, which account for 91% of total liabilities. Of these deposits, the majority, or 56%, is in nonpublic variable rate and noninterest bearing products including demand (both noninterest- and interest- bearing), savings and money market accounts. In addition, fixed rate nonpublic certificate of deposit products comprise 9% of total deposits. The Bank also has a significant amount of public deposits, which represented 23% of total deposits as of December 31, 2022.

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

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(1,731)	$273	$571	$859
% Change	(1.06)%	0.17%	0.35%	0.53%

In the rising rate scenarios, the model results indicate that net interest income is modeled to increase compared to the flat rate scenario over a one-year timeframe. This is a result of assumed commercial loan products and investment security cash flow repricing at a higher frequency than underlying borrowing and deposit costs. As intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income improves over longer-term timeframes. Model results in the declining rate scenario indicate decreases in net interest income due to assets having the ability to reprice downward, while deposit and borrowing liabilities reach modeled floors.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at December 31, 2022 and 2021. The analysis additionally presents a measurement of the interest rate sensitivity at December 31, 2022 and 2021. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	December 31, 2022			December 31, 2021
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$848,308			$775,697
- 100 Basis Points	851,921	$3,613	0.43%	746,770	$(28,927)	-3.73%
+ 100 Basis Points	838,462	(9,846)	-1.16	782,438	6,741	0.87
+ 200 Basis Points	832,558	(15,750)	-1.86	786,362	10,665	1.37
+ 300 Basis Points	825,826	(22,482)	-2.65	784,923	9,226	1.19

The Pre-Shock Scenario EVE was $848.3 million at December 31, 2022, compared to $775.7 million at December 31, 2021. The increase in the Pre-Shock Scenario EVE at December 31, 2022 compared to December 31, 2021 resulted primarily from growth in our loan portfolio and deposit valuation offset by wholesale funding sources. A shift to negative sensitivity during the +100-basis point Rate Shock Scenario to EVE is a result of rates rising on a linked year basis, primarily driving a diminishing positive deposit valuation coupled with an increase in wholesale borrowings.

Interest Rate Sensitivity Gap

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2022. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2022
	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
INTEREST-EARNING ASSETS:
Federal funds sold and other interest-earning deposits	$61,251	$-	$245	$-	$61,496
Investment securities	213,247	117,186	521,551	464,054	1,316,038
Loans	1,544,200	589,324	1,434,622	482,853	4,050,999
Total interest-earning assets	$1,818,698	$706,510	$1,956,418	$946,907	5,428,533
Cash and due from banks					68,970
Other assets (1)					299,769
Total assets					$5,797,272

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$2,507,338	$-	$-	$-	$2,507,338
Time deposits	484,750	753,543	44,579	-	1,282,872
Borrowings	205,000	-	74,222	-	279,222
Total interest-bearing liabilities	$3,197,088	$753,543	$118,801	$-	4,069,432
Noninterest-bearing deposits					1,139,214
Other liabilities					183,021
Total liabilities					5,391,667
Shareholders’ equity					405,605
Total liabilities and shareholders’ equity					$5,797,272
Interest sensitivity gap	$(1,378,390)	$(47,033)	$1,837,617	$946,907	$1,359,101
Cumulative gap	$(1,378,390)	$(1,425,423)	$412,194	$1,359,101
Cumulative gap ratio (2)	56.9%	63.9%	110.1%	133.4%
Cumulative gap as a percentage of total assets	(23.8)%	(24.6)%	7.1%	23.4%

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer as identified below, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

RSM US LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2022 has issued a report on internal control over financial reporting as of December 31, 2022. That report appears herein.

/s/ Martin K. Birmingham	/s/ W. Jack Plants, II
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer
March 9, 2023	March 9, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Financial Institutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and its Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of

December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of

December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses – Loans

As described in Notes 1 and 6 to the financial statements, the Company’s allowance for credit losses – loans was $45,413,000 at December 31, 2022, which consisted of an allowance for credit losses for pooled loans ($44,135,000) and a specific reserve for individually evaluated loans ($1,278,000). Management estimates the allowance for credit losses for pooled loans utilizing a discounted cash flow (DCF) method. The DCF implements a probability of default with a loss given default applied to future cash flows that are adjusted to present value. The Company uses forecasts to predict how modeled economic factors will perform. In addition, qualitative factors that are likely to cause estimated credit losses to differ from historical loss experience, including but not limited to: national and local economic trends and conditions (excluding national unemployment), levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration and changes in regulatory environment. The establishment of probability of default/loss given default, reasonable and supportable forecasts, and qualitative factor adjustments require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

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
•
We tested the completeness and accuracy of information, evaluated the appropriateness and agreed the qualitative factor adjustments included in the allowance for credit losses – loans calculation.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Chicago, Illinois

March 9, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Financial Institutions, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Financial Institutions, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended

December 31, 2022 and the related notes to the consolidated financial statements of the Company and our report dated March 9, 2023 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

Chicago, Illinois

March 9, 2023

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(in thousands, except share and per share data)	December 31,
	2022	2021
ASSETS
Cash and due from banks	$130,466	$79,112
Securities available for sale, at fair value (amortized cost of $1,127,057 and $1,184,835, respectively)	954,371	1,178,515
Securities held to maturity, at amortized cost (net of allowance for credit losses of $5 and $5, respectively) (fair value of $174,188 and $209,820, respectively)	188,975	205,581
Loans held for sale	550	6,202
Loans (net of allowance for credit losses of $45,413 and $39,676, respectively)	4,005,036	3,639,760
Company owned life insurance	139,482	123,898
Premises and equipment, net	41,986	40,111
Goodwill and other intangible assets, net	73,414	74,400
Other assets	262,992	173,200
Total assets	$5,797,272	$5,520,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,139,214	$1,107,561
Interest-bearing demand	863,822	864,528
Savings and money market	1,643,516	1,933,047
Time deposits	1,282,872	921,954
Total deposits	4,929,424	4,827,090
Short-term borrowings	205,000	30,000
Long-term borrowings, net of issuance costs of $778 and $1,089, respectively	74,222	73,911
Other liabilities	183,021	84,636
Total liabilities	5,391,667	5,015,637
Commitments and contingencies (Note 14)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,486 shares issued	17,149	17,149
Total preferred equity	17,292	17,292
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	126,636	126,105
Retained earnings	421,340	384,007
Accumulated other comprehensive loss	(137,487)	(13,207)
Treasury stock, at cost – 759,555 and 354,103 shares, respectively	(22,337)	(9,216)
Total shareholders’ equity	405,605	505,142
Total liabilities and shareholders’ equity	$5,797,272	$5,520,779

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)	Years ended December 31,
	2022	2021	2020
Interest income:
Interest and fees on loans	$170,819	$147,898	$143,520
Interest and dividends on investment securities	24,541	19,091	17,464
Other interest income	747	216	315
Total interest income	196,107	167,205	161,299
Interest expense:
Deposits	22,994	8,118	17,822
Short-term borrowings	1,500	120	1,604
Long-term borrowings	4,241	4,237	2,888
Total interest expense	28,735	12,475	22,314
Net interest income	167,372	154,730	138,985
Provision (benefit) for credit losses	13,311	(8,336)	27,184
Net interest income after provision (benefit) for credit losses	154,061	163,066	111,801
Noninterest income:
Service charges on deposits	5,889	5,571	4,810
Insurance income	6,364	5,750	4,403
Card interchange income	8,205	8,498	7,281
Investment advisory	11,493	11,672	9,535
Company owned life insurance	5,542	2,947	1,902
Investments in limited partnerships	1,293	2,081	104
Loan servicing	507	415	249
Income from derivative instruments, net	1,919	2,695	5,521
Net gain on sale of loans held for sale	1,227	2,950	3,858
Net (loss) gain on investment securities	(15)	71	1,599
Net (loss) gain on other assets	(16)	441	(61)
Net loss on tax credit investments	(815)	(431)	(275)
Other	4,678	4,246	4,250
Total noninterest income	46,271	46,906	43,176
Noninterest expense:
Salaries and employee benefits	69,633	60,893	59,336
Occupancy and equipment	15,103	14,371	13,655
Professional services	5,592	6,535	6,326
Computer and data processing	17,638	14,112	11,645
Supplies and postage	1,943	1,769	1,975
FDIC assessments	2,440	2,624	2,242
Advertising and promotions	2,013	1,704	2,609
Amortization of intangibles	986	1,060	1,134
Restructuring charges	1,619	111	1,492
Other	12,395	9,571	8,840
Total noninterest expense	129,362	112,750	109,254
Income before income taxes	70,970	97,222	45,723
Income tax expense	14,397	19,525	7,391
Net income	$56,573	$77,697	$38,332
Preferred stock dividends	1,459	1,460	1,461
Net income available to common shareholders	$55,114	$76,237	$36,871

Earnings per common share (Note 20):
Basic	$3.58	$4.81	$2.30
Diluted	$3.56	$4.78	$2.30
Cash dividends declared per common share	$1.16	$1.08	$1.04

Weighted average common shares outstanding:
Basic	15,384	15,841	16,022
Diluted	15,471	15,937	16,063

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)	Years ended December 31,
	2022	2021	2020
Net income	$56,573	$77,697	$38,332
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	(123,663)	(19,714)	13,870
Hedging derivative instruments	3,575	1,476	202
Pension and post-retirement obligations	(4,192)	2,903	2,569
Total other comprehensive (loss) income, net of tax	(124,280)	(15,335)	16,641
Comprehensive (loss) income	$(67,707)	$62,362	$54,973

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2022, 2021 and 2020

(in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2019	$17,328	$161	$124,582	$313,364	$(14,513)	$(1,975)	$438,947
Cumulative-effect adjustment	-	-	-	(8,719)	-	-	(8,719)
Balance at January 1, 2020	$17,328	$161	$124,582	$304,645	$(14,513)	$(1,975)	$430,228
Comprehensive income:
Net income	-	-	-	38,332	-	-	38,332
Other comprehensive income, net of tax	-	-	-	-	16,641	-	16,641
Purchase of common stock for treasury	-	-	-	-	-	(209)	(209)
Share-based compensation plans:
Share-based compensation	-	-	1,333	-	-	-	1,333
Restricted stock units released	-	-	(511)	-	-	511	-
Restricted stock awards issued, net	-	-	(272)	-	-	272	-
Stock awards	-	-	(14)	-	-	179	165
Cash dividends declared:
Series A 3% Preferred–$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred–$8.48 per share	-	-	-	(1,457)	-	-	(1,457)
Common-$1.04 per share	-	-	-	(16,666)	-	-	(16,666)
Balance at December 31, 2020	$17,328	$161	$125,118	$324,850	$2,128	$(1,222)	$468,363
Comprehensive income:
Net income	-	-	-	77,697	-	-	77,697
Other comprehensive loss, net of tax	-	-	-	-	(15,335)	-	(15,335)
Common stock issued	-	-	3	-	-	298	301
Purchases of common stock for treasury	-	-	-	-	-	(9,235)	(9,235)
Purchases of 8.48% preferred stock	(36)	-	(7)	-	-	-	(43)
Share-based compensation plans:
Share-based compensation	-	-	1,743	-	-	-	1,743
Restricted stock units released	-	-	(574)	-	-	574	-
Restricted stock awards issued, net	-	-	(223)	-	-	223	-
Stock awards	-	-	45	-	-	146	191
Cash dividends declared:
Series A 3% Preferred–$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred–$8.48 per share	-	-	-	(1,456)	-	-	(1,456)
Common-$1.08 per share	-	-	-	(17,080)	-	-	(17,080)
Balance at December 31, 2021	$17,292	$161	$126,105	$384,007	$(13,207)	$(9,216)	$505,142
See accompanying notes to the consolidated financial statements.

Continued on next page

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Continued)

Years ended December 31, 2022, 2021 and 2020

(in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2021	$17,292	$161	$126,105	$384,007	$(13,207)	$(9,216)	$505,142
Balance carried forward
Comprehensive income:
Net income	-	-	-	56,573	-	-	56,573
Other comprehensive loss, net of tax	-	-	-	-	(124,280)	-	(124,280)
Common stock issued	-	-	-	-	-	-	-
Purchases of common stock for treasury	-	-	-	-	-	(15,340)	(15,340)
Share-based compensation plans:
Share-based compensation	-	-	2,551	-	-	-	2,551
Restricted stock units released	-	-	(1,628)	-	-	1,628	-
Restricted stock awards issued, net	-	-	(360)	-	-	360	-
Stock awards	-	-	(32)	-	-	231	199
Cash dividends declared:
Series A 3% Preferred–$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred–$8.48 per share	-	-	-	(1,455)	-	-	(1,455)
Common-$1.16 per share	-	-	-	(17,781)	-	-	(17,781)
Balance at December 31, 2022	$17,292	$161	$126,636	$421,340	$(137,487)	$(22,337)	$405,605

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$56,573	$77,697	$38,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,112	8,049	7,893
Net amortization of premiums on securities	4,970	5,493	3,474
Provision (benefit) for credit losses	13,311	(8,336)	27,184
Share-based compensation	2,551	1,743	1,333
Deferred income tax (benefit) expense	(4,382)	5,218	(4,523)
Proceeds from sale of loans held for sale	31,556	81,334	97,238
Originations of loans held for sale	(24,677)	(80,281)	(93,461)
Income on company owned life insurance	(5,542)	(2,947)	(1,902)
Net gain on sale of loans held for sale	(1,227)	(2,950)	(3,858)
Net loss (gain) on investment securities	15	(71)	(1,599)
Net loss (gain) on other assets	16	(441)	61
Noncash restructuring charges against assets	1,619	392	202
Increase in other assets	(29,902)	(9,342)	(37,565)
Increase (decrease) in other liabilities	80,580	(2,596)	10,646
Net cash provided by operating activities	133,573	72,962	43,455
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(75,269)	(784,064)	(396,879)
Held to maturity	(38,551)	(18,425)	(7,345)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	122,591	150,919	97,685
Held to maturity	54,479	83,684	93,046
Proceeds from sales of securities available for sale	6,252	51,891	107,098
Proceeds from sales of securities held to maturity	-	-	52
Net loan originations	(376,251)	(90,058)	(390,932)
Purchases of company owned life insurance, net of proceeds received	(35,564)	(20,056)	(30,051)
Proceeds from surrender of company owned life insurance	25,522	-	-
Proceeds from sales of other assets	-	3,510	519
Purchases of premises and equipment	(8,369)	(9,403)	(4,264)
Cash consideration paid for acquisition, net of cash acquired	-	(1,420)	-
Net cash used in investing activities	(325,160)	(633,422)	(531,071)
Cash flows from financing activities:
Net increase in deposits	102,334	548,723	722,692
Net increase (decrease) in short-term borrowings	175,000	24,700	(270,200)
Repurchase of preferred stock	-	(43)	-
Issuance of long-term debt	-	-	35,000
Debt issuance costs	-	-	(779)
Purchases of common stock for treasury	(15,340)	(9,235)	(209)
Cash dividends paid to preferred shareholders	(1,459)	(1,460)	(1,461)
Cash dividends paid to common shareholders	(17,594)	(16,991)	(16,496)
Net cash provided by financing activities	242,941	545,694	468,547
Net increase (decrease) in cash and cash equivalents	51,354	(14,766)	(19,069)
Cash and cash equivalents, beginning of period	79,112	93,878	112,947
Cash and cash equivalents, end of period	$130,466	$79,112	$93,878

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Institutions, Inc. (individually referred to herein as the “Parent Company” and together with all of its subsidiaries, collectively referred to herein as the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). At December 31, 2022, the Company conducted its business through its five subsidiaries: Five Star Bank (the “Bank”), a New York chartered bank; SDN Insurance Agency, LLC (“SDN”), a full service insurance agency; Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”), SEC-registered investment advisory and wealth management firms; and Corn Hill Innovation Labs, LLC (“CHIL”), which oversees the Company’s Banking-as-a-Service (“BaaS”) and FinTech relationships. The Company provides a full range of banking and related financial services to consumer, commercial and municipal customers through its bank and nonbank subsidiaries.

The accounting and reporting policies conform to general practices within the banking industry and to accounting standards set by the Financial Accounting Standards Board (“FASB”) under accounting principles generally accepted in the Unites States of America (“GAAP”).

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

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2022	2021	2020
Supplemental information:
Cash paid for interest	$32,571	$14,709	$28,875
Cash paid for income taxes, net of refunds received	3,398	10,832	7,462
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	19	-	2,966
Accrued and declared unpaid dividends	4,811	4,624	4,535
Common stock issued for acquisition	-	301	-
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	-	712	-

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

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

The Company originates and sells certain residential real estate loans in the secondary market. The Company typically retains the right to service the mortgages upon sale. Mortgage-servicing rights (“MSRs”) represent the cost of acquiring the contractual rights to service loans for others. MSRs are recorded at their fair value at the time a loan is sold, and servicing rights are retained. MSRs are reported in other assets in the consolidated statements of financial position and are amortized to noninterest income in the consolidated statements of income in proportion to and over the period of estimated net servicing income. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions to estimate future net servicing income, which include estimates of the cost to service the loan, the discount rate, an inflation rate and prepayment speeds. On a quarterly basis, the Company evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Company stratifies the related mortgage loans on the basis of their predominant risk characteristics, such as interest rates, year of origination and term, using discounted cash flows and market-based assumptions. Impairment of MSRs is recognized through a valuation allowance, determined by estimating the fair value of each stratum and comparing it to its carrying value. Subsequent increases in fair value are adjusted through the valuation allowance, but only to the extent of the valuation allowance.

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

December 31, 2022, 2021 and 2020

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

The Company’s loan policy dictates the guidelines to be followed in determining when a loan is charged-off. All charge offs are approved by the Bank’s senior loan officers or loan committees, depending on the amount of the charge off, and are reported in aggregate to the Bank’s Board of Directors. Commercial business and commercial mortgage loans are charged-off when a determination is made that the financial condition of the borrower indicates that the loan will not be collectible in the ordinary course of business. Residential mortgage loans and home equities are generally charged-off or written down when the credit becomes severely delinquent, and the balance exceeds the fair value of the property less costs to sell. Indirect and other consumer loans, both secured and unsecured, are generally charged-off in full during the month in which the loan becomes 120 days past due, unless the collateral is in the process of repossession in accordance with the Company’s policy.

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

(h.) Allowance for Credit Losses

The allowance for credit losses (“ACL”) is evaluated on a regular basis and established through charges to earnings in the form of a provision (benefit) for credit losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

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

DCF analysis is reliant upon a variety of loan-level data, peripheral model outputs and key assumptions. The data fields required to create the contractual portion of the forward-looking cash flow schedule relate to the terms of each loan and include information regarding payment amount, payment frequency, interest rate, interest type, maturity date, amortization term, etc. Contractual terms must be adjusted for prepayments to arrive at expected cashflows. The Company modeled amortizing/installment notes with a prepayment rate, annualized to one-year. For loans where principal collection is dominated by borrower election, e.g., lines of credit, interest-only, etc., and not by contractual obligation, the Company modeled a statistical tendency to repay as a curtailment rate, normalized to a one-year rate.

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

Management also considers Qualitative Factors (“QF”) that are likely to cause estimated credit losses with the Company’s existing portfolio to differ from historical loss experience, including but not limited to: national and local economic trends and conditions (excluding national unemployment), levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration, and changes in regulatory environment, management, markets and product offerings. The Company will periodically assess what adjustments are necessary to qualitatively adjust the ACL based on their assessment of current expected credit losses.

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

December 31, 2022, 2021 and 2020

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Individually Evaluated Loans

Excluded from pooled analysis are loans to be individually evaluated due to the assets not maintaining similar risk characteristics to those in the six designated segments. These loans are generally considered to be collateral dependent and, therefore, an analysis of the collateral position versus the pooled loan discounted cash flow approach better reflects the potential loss. Individually evaluated accounts include: loans over 90 days past due, loans marked as troubled debt restructurings (“TDR”), loans placed on non-accrual status and classified assets with exposure greater than $2.0 million.

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

Available for Sale (“AFS”) Debt Securities

For AFS securities in an unrealized loss position, the Company first assesses whether (i) it intends to sell, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable

Accrued interest receivable balances are presented separately within other assets on the statement of financial condition. Accrued interest receivable that is included in the amortized cost of financial receivables and debt securities are excluded from related disclosure requirements. The Company does not measure an allowance for credit losses for accrued interest receivable as the Company writes off accrued interest receivable, in a timely manner, by reversing interest income. For commercial loans, the write off typically occurs upon becoming 90 days past due. For consumer loans, the write off typically occurs upon becoming 120 days past due. Historically, the Company has not experienced uncollectible accrued interest receivable on its investment securities. However, the Company would generally write off accrued interest receivable by reversing interest income if the Company does not reasonably expect to receive payments. Due to the timely manner in which accrued interest receivables are written off, the amounts of such write offs are immaterial.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(i.) Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are initially recorded at fair value less estimated costs to sell, which establishes the cost basis. Subsequently, other real estate owned is carried at the lower of the cost basis or fair value less estimated selling costs. At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for credit losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for credit losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed, and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned was $19 thousand at December 31, 2022. There was no other real estate owned balance at December 31, 2021.

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

December 31, 2022, 2021 and 2020

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. FHLBNY stock totaled $13.0 million and $4.4 million as of December 31, 2022 and 2021, respectively.

As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $6.4 million as of December 31, 2022 and 2021.

(n.) Equity Method Investments

The Company has investments in limited partnerships, primarily Small Business Investment Companies, and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $12.9 million and $9.9 million as of December 31, 2022 and 2021, respectively.

(o.) Derivative Instruments and Hedging Activities

FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

December 31, 2022, 2021 and 2020

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company also participates in a non-contributory defined benefit pension plan for certain employees who meet participation requirements. The actuarially determined pension benefit is based on years of service and the employee’s highest average compensation during five consecutive years of employment. The Company’s policy is to at least fund the minimum amount required by the Employment Retirement Income Security Act of 1974. The cost of the pension is based on actuarial computations of current and future benefits for employees and is charged to noninterest expense in the consolidated statements of income. The Company also provides post-retirement benefits, principally health and dental care, to retirees of a previously acquired entity. The Company has closed the post-retirement plan to new participants.

The Company recognizes an asset or a liability for a pension plan’s overfunded status or underfunded status, respectively, in the consolidated financial statements and reports changes in the funded status as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t.) Share-Based Compensation Plans

Compensation expense for stock options, restricted stock awards and restricted stock units is based on the fair value of the award on the measurement date, which, for the Company, is the date of grant, and is recognized ratably over the service period of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The fair value of restricted stock awards is generally the closing market price of the Company’s common stock on the date of grant. The fair value of restricted stock unit awards is generally equal to the closing market price of the Company’s common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares. The Company accounts for forfeitures as they occur.

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

The Company has investments directly and indirectly in several limited partnerships formed by third parties that generate investment tax credits related to rehabilitation of certified real property and qualified affordable housing projects. As a limited partner in the partnerships, the Company has determined that it is not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships and have the obligation to absorb expected losses and the right to receive residual returns. As the Company is not the primary beneficiary of these investments, it does not consolidate them.

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

The tax credit investments are included in other assets in the consolidated statements of financial condition and totaled $55.6 million and $57.0 million as of December 31, 2022 and 2021, respectively. The Company does not have any loss reserves recorded related to these investments because it believes the likelihood of any loss is remote. For all legally binding unfunded equity commitments, the Company increases its recognized investment and recognize a liability. As of December 31, 2022 and 2021, the Company had liabilities of $4.8 million and $20.2 million, respectively, related to these investments that are included in other liabilities in the consolidated statements of financial condition. The Company continues to invest in these limited partnerships.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v.) Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. In addition to net income, other components of the Company’s comprehensive income (loss) include the after-tax effect of changes in net unrealized gain / loss on securities available for sale, changes in unrealized gain / loss on hedging derivative instruments and changes in net actuarial gain/loss on defined benefit post-retirement plans. Comprehensive income (loss) is reported in the accompanying consolidated statements of changes in shareholders’ equity and consolidated statements of comprehensive income (loss). See Note 17 - Accumulated Other Comprehensive (Loss) Income for additional information

(w.) Earnings Per Common Share

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

(y.) Recent Accounting Pronouncements

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), who is responsible for regulating the London Interbank Offered Rate (“LIBOR”), announced its intention that it would no longer be necessary to persuade or compel its panel banks to submit LIBOR rates after December 31, 2021. On March 5, 2021, the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, released the results of its consultation on the cessation timeline for certain LIBOR tenors. In coordination with the IBA, the FCA also confirmed when certain LIBOR tenors will cease to exist. The results of the consultation indicated that certain LIBOR tenors (overnight, one-month, three-month, six-month, and twelve-month USD LIBOR) will be extended to June 30, 2023 to allow some legacy contracts that cannot be easily amended to mature on their current terms. Notwithstanding the extension of certain LIBOR tenors to 2023, banks may no longer offer new LIBOR-based contracts after December 31, 2021. Given that LIBOR is a widely used pricing index for loan and derivative contracts, a Company-wide initiative was introduced to assess all LIBOR exposures through the Company’s loan, deposit, borrowing and derivative categories, while developing a plan for the ultimate cessation of the index. In developing the transition plan, the Company has followed best practice recommendations from the Federal Reserve’s Alternative Reference Rate Committee, our third-party derivative advisor and the Internal Swaps and Derivatives Association. To date, the Company has identified the portion of loan notes that reference LIBOR, which are primarily representative of commercial relationships. Additionally, the Company has one designated derivative instrument that is utilized to hedge the LIBOR characteristic of a future dated borrowing (i.e., Federal Home Loan Bank Advance). In 2015, the Company issued $40 million in fixed to floating rate subordinated notes that currently bear a fixed rate of interest at 6.00% until April 2025, when the rate converts to a floating rate equal to three-month LIBOR plus 3.944%; the indenture under which the notes were issued includes language allowing an alternate index to be applied in the event that LIBOR becomes unavailable at the floating rate determination date. At this time, no other borrowing or deposit relationships have been identified that utilize LIBOR as an index.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates, such as Secured Overnight Funding Rate (“SOFR”). ASU 2020-04 became effective during the first quarter of 2020 and applies to contract modifications and amendments made as of the beginning of the reporting period including the ASU’s issuance date, March 12, 2020, through December 31, 2022. The adoption of this guidance in 2020 resulted in the application of certain practical expedients, which did not have a material effect on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The ASU clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and applies through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 to December 31, 2024. The adoption of this guidance resulted in the application of certain practical expedients, which did not have a material effect on the Company’s consolidated financial statements.

Standards Not Yet Effective

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures. The ASU updates the accounting and disclosure for TDRs. Under the new guidance, the Company will no longer be required to identify TDRs and apply specialized accounting to such loans, and will have expanded disclosure for certain loan refinancings when a borrower is experiencing financial difficulty. ASU 2022-02 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those years. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial statements other than the modified disclosure requirements.

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. The ASU expands the scope in which an entity can apply the portfolio layer method of hedge accounting, allowing for more consistent accounting for similar hedges. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

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

There were no business combinations during 2022 or 2020.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

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

The Company incurred total pre-tax expense related to the branch closures of approximately $1.7 million, including approximately $0.2 million in employee severance, $0.5 million in lease termination costs and $1.0 million in valuation adjustments on branch facilities during 2020. Additional related restructuring charges of $1.6 million and $111 thousand were incurred in 2022 and 2021, respectively, as a result of property valuation adjustments to write-down certain real estate assets to fair market value based on existing purchase offers and current market conditions.

The following table represents the consolidated statements of income classification of the Company’s restructuring charges (in thousands):

	Income Statement Location	2022	2021	2020

Severance costs	Salaries and employee benefits	$-	$-	$242
Lease termination costs	Restructuring charges	-	-	454
Valuation adjustments	Restructuring charges	1,619	111	1,038
Valuation adjustments	Net loss on other assets	—	11	-
Total		$1,619	$122	$1,734

The following table represents the changes in the restructuring reserve (in thousands):

Balance, December 31, 2019	$-
Restructuring charges	1,734
Cash payments	(287)
Charges against assets	(202)
Balance, December 31, 2020	1,245
Restructuring charges	122
Cash payments	(192)
Charges against assets	(730)
Balance, December 31, 2021	445
Restructuring charges	1,619
Cash payments	(59)
Charges against assets	(1,703)
Balance, December 31, 2022	$302

In contemplation of the transactions noted above, certain long-lived assets had met the held for sale criteria as of December 31, 2022 and 2021. Long lived assets held for sale totaled $1.5 million and $3.2 million as of December 31, 2022 and 2021, respectively. For the year ended December 31, 2022 the Company recognized no gain or loss on the sale of long-lived assets held for sale.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$24,535	$-	$3,420	$21,115
Mortgage-backed securities:
Federal National Mortgage Association	545,797	-	76,193	469,604
Federal Home Loan Mortgage Corporation	410,829	-	68,608	342,221
Government National Mortgage Association	112,202	1	18,037	94,166
Collateralized mortgage obligations:
Federal National Mortgage Association	12,175	-	2,603	9,572
Federal Home Loan Mortgage Corporation	21,519	-	4,163	17,356
Privately issued	-	337	-	337
Total mortgage-backed securities	1,102,522	338	169,604	933,256
Total available for sale securities	$1,127,057	$338	$173,024	$954,371
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$16,363	$-	$848	$15,515
State and political subdivisions	97,583	24	7,172	90,435
Mortgage-backed securities:
Federal National Mortgage Association	8,332	-	582	7,750
Federal Home Loan Mortgage Corporation	7,959	-	1,396	6,563
Government National Mortgage Association	22,541	-	2,116	20,425
Collateralized mortgage obligations:
Federal National Mortgage Association	14,268	-	1,119	13,149
Federal Home Loan Mortgage Corporation	17,712	-	1,253	16,459
Government National Mortgage Association	4,222	-	330	3,892
Total mortgage-backed securities	75,034	-	6,796	68,238
Total held to maturity securities	188,980	$24	$14,816	$174,188
Allowance for credit losses – securities	(5)
Total held to maturity securities, net	$188,975

December 31, 2021
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$15,793	$195	$97	$15,891
Mortgage-backed securities:
Federal National Mortgage Association	576,163	6,565	5,242	577,486
Federal Home Loan Mortgage Corporation	430,010	952	6,435	424,527
Government National Mortgage Association	122,266	298	2,082	120,482
Collateralized mortgage obligations:
Federal National Mortgage Association	15,346	26	433	14,939
Federal Home Loan Mortgage Corporation	25,257	-	477	24,780
Privately issued	-	410	-	410
Total mortgage-backed securities	1,169,042	8,251	14,669	1,162,624
Total available for sale securities	$1,184,835	$8,446	$14,766	$1,178,515

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(4.) INVESTMENT SECURITIES (Continued)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021 (continued)
Securities held to maturity:
State and political subdivisions	$111,399	$2,412	$300	$113,511
Mortgage-backed securities:
Federal National Mortgage Association	9,275	411	-	9,686
Federal Home Loan Mortgage Corporation	8,706	137	144	8,699
Government National Mortgage Association	27,400	706	2	28,104
Collateralized mortgage obligations:
Federal National Mortgage Association	19,485	368	3	19,850
Federal Home Loan Mortgage Corporation	23,840	565	-	24,405
Government National Mortgage Association	5,481	84	-	5,565
Total mortgage-backed securities	94,187	2,271	149	96,309
Total held to maturity securities	205,586	$4,683	$449	$209,820
Allowance for credit losses – securities	(5)
Total held to maturity securities, net	$205,581

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS debt securities, AIR totaled $2.1 million as of December 31, 2022 and December 31, 2021. For HTM debt securities, AIR totaled $695 thousand and $696 thousand as of December 31, 2022 and December 31, 2021, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the years ended December 31, 2022 and 2021, credit loss (credit) expense for HTM investment securities was a credit of less than $1 thousand and $2 thousand, respectively.

Investment securities with a total fair value of $850.4 million and $637.6 million at December 31, 2022 and 2021, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	2022	2021	2020
Taxable interest and dividends	$22,498	$16,736	$14,186
Tax-exempt interest and dividends	2,043	2,355	3,278
Total interest and dividends on securities	$24,541	$19,091	$17,464

Sales of securities available for sale for the years ended December 31 were as follows (in thousands):

	2022	2021	2020
Proceeds from sales	$6,252	$51,891	$107,098
Gross realized gains	-	251	1,642
Gross realized losses	15	180	43

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(4.) INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2022 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$5,002	$4,987
Due from one to five years	86,837	80,444
Due after five years through ten years	146,066	128,243
Due after ten years	889,152	740,697
Total available for sale securities	$1,127,057	$954,371
Debt securities held to maturity:
Due in one year or less	$33,764	$33,583
Due from one to five years	42,826	41,768
Due after five years through ten years	37,043	34,285
Due after ten years	75,347	64,552
Total held to maturity securities	$188,980	$174,188

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are summarized as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$-	$21,115	$3,420	$21,115	$3,420
Mortgage-backed securities:
Federal National Mortgage Association	154,006	14,708	315,598	61,485	469,604	76,193
Federal Home Loan Mortgage Corporation	28,493	2,199	313,728	66,409	342,221	68,608
Government National Mortgage Association	10,301	921	83,841	17,116	94,142	18,037
Collateralized mortgage obligations:
Federal National Mortgage Association	1,000	94	8,572	2,509	9,572	2,603
Federal Home Loan Mortgage Corporation	-	-	17,356	4,163	17,356	4,163
Total mortgage-backed securities	193,800	17,922	739,095	151,682	932,895	169,604
Total available for sale securities	193,800	17,922	760,210	155,102	954,010	173,024
Total temporarily impaired securities	$193,800	$17,922	$760,210	$155,102	$954,010	$173,024
December 31, 2021
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$9,438	$97	$-	$-	$9,438	$97
Mortgage-backed securities:
Federal National Mortgage Association	333,489	3,597	61,249	1,645	394,738	5,242
Federal Home Loan Mortgage Corporation	283,965	3,353	110,931	3,082	394,896	6,435
Government National Mortgage Association	108,448	2,082	-	-	108,448	2,082
Collateralized mortgage obligations:
Federal National Mortgage Association	13,364	433	-	-	13,364	433
Federal Home Loan Mortgage Corporation	24,780	477	-	-	24,780	477
Total mortgage-backed securities	764,046	9,942	172,180	4,727	936,226	14,669
Total available for sale securities	773,484	10,039	172,180	4,727	945,664	14,766
Total temporarily impaired securities	$773,484	$10,039	$172,180	$4,727	$945,664	$14,766

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(4.) INVESTMENT SECURITIES (Continued)

The total number of available for sale securities positions, for which an allowance for credit losses has not been recorded, in the investment portfolio in an unrealized loss position at December 31, 2022 was 226 compared to 116 at December 31, 2021. At December 31, 2022, the Company had a position in 127 investment securities with a fair value of $760.2 million and a total unrealized loss of $155.1 million that has been in a continuous unrealized loss position for more than 12 months. At December 31, 2022, there were a total of 99 securities positions in the Company’s investment portfolio with a fair value of $193.8 million and a total unrealized loss of $17.9 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2021, the Company had a position in 28 investment securities with a fair value of $172.2 million and a total unrealized loss of $4.7 million that has been in a continuous unrealized loss position for more than 12 months. At December 31, 2021, there were a total of 88 securities positions in the Company’s investment portfolio with a fair value of $773.5 million and a total unrealized loss of $10.0 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of December 31, 2022, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of December 31, 2022, $90.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $6.9 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2021, $105.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $5.8 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, as of December 31, 2021, no municipal bonds were rated below investment grade.

As of December 31, 2022, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(5.) LOANS HELD FOR SALE AND LOAN SERVICING RIGHTS

Loans held for sale were entirely comprised of residential real estate loans and totaled $550 thousand and $6.2 million as of December 31, 2022 and 2021, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $275.3 million and $272.7 million as of December 31, 2022 and 2021, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $4.8 million and $4.9 million as of December 31, 2022 and 2021, respectively.

The activity in capitalized loan servicing assets is summarized as follows for the years ended December 31 (in thousands):

	2022	2021	2020
Mortgage servicing assets, beginning of year	$1,518	$1,376	$1,129
Originations	210	520	601
Amortization	(258)	(378)	(354)
Mortgage servicing assets, end of year	1,470	1,518	1,376
Valuation allowance	-	(1)	(56)
Mortgage servicing assets, net, end of year	$1,470	$1,517	$1,320

(6.) LOANS

The Company’s loan portfolio consisted of the following at December 31 (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
2022
Commercial business	$663,611	$638	$664,249
Commercial mortgage	1,683,814	(3,974)	1,679,840
Residential real estate loans	576,279	13,681	589,960
Residential real estate lines	74,432	3,238	77,670
Consumer indirect	985,580	38,040	1,023,620
Other consumer	15,002	108	15,110
Total	$3,998,718	$51,731	4,050,449
Allowance for credit losses – loans			(45,413)
Total loans, net			$4,005,036

2021
Commercial business	$639,368	$(1,075)	$638,293
Commercial mortgage	1,415,486	(2,698)	1,412,788
Residential real estate loans	563,579	13,720	577,299
Residential real estate lines	75,515	3,016	78,531
Consumer indirect	923,052	34,996	958,048
Other consumer	14,355	122	14,477
Total	$3,631,355	$48,081	3,679,436
Allowance for credit losses – loans			(39,676)
Total loans, net			$3,639,760

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(6.) LOANS (Continued)

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act established the PPP, an expansion of the SBA’s 7(a) loan program and the EIDL, administered directly by the SBA. The Company had $1.2 million and $57.5 million of PPP loans, principal amount outstanding (included in Commercial business above) as of December 31, 2022 and 2021, respectively. In addition, the CARES Act provided that a financial institution may elect to suspend (1) the application of GAAP for certain loan modifications related to COVID-19 made between March 1, 2020 and January 1, 2022 that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Accordingly, the Company had $532.4 million of loans with modifications related to COVID-19 during 2020, with no loans on deferral as of December 31, 2022 and $46.2 million on deferral as of December 31, 2021.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2022 and December 31, 2021, AIR for loans totaled $16.6 million and $12.7 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. Borrowings by these related parties amounted to $37.8 million and $44.7 million at December 31, 2022 and 2021, respectively. During 2022, new borrowings amounted to $13.4 million (including borrowings of executive officers and directors that were outstanding at the time of their appointment), and repayments and other reductions were $20.3 million.

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of December 31 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
2022
Commercial business	$176	$10	$-	$186	$340	$663,085	$663,611	$233
Commercial mortgage	-	-	-	-	2,564	1,681,250	1,683,814	659
Residential real estate loans	1,306	28	-	1,334	4,071	570,874	576,279	4,071
Residential real estate lines	264	102	-	366	142	73,924	74,432	142
Consumer indirect	12,637	2,073	-	14,710	3,079	967,791	985,580	3,079
Other consumer	111	1	1	113	1	14,888	15,002	1
Total loans, gross	$14,494	$2,214	$1	$16,709	$10,197	$3,971,812	$3,998,718	$8,185

2021
Commercial business	$659	$34	$797	$1,490	$602	$637,276	$639,368	$477
Commercial mortgage	69	-	-	69	6,414	1,409,003	1,415,486	781
Residential real estate loans	1,148	141	-	1,289	2,373	559,917	563,579	2,373
Residential real estate lines	18	3	-	21	200	75,294	75,515	200
Consumer indirect	5,706	770	-	6,476	1,780	914,796	923,052	1,780
Other consumer	121	1	-	122	-	14,233	14,355	-
Total loans, gross	$7,721	$949	$797	$9,467	$11,369	$3,610,519	$3,631,355	$5,611

The Company has no PPP loans greater than 90 days past due and still accruing interest as of December 31, 2022 and $797 thousand of PPP loans greater than 90 days past due and still accruing interest (included in Commercial business above) as of December 31, 2021. Repayment of PPP loans is guaranteed by the SBA.

There was $1 thousand and less than $1 thousand in consumer overdrafts which were past due greater than 90 days as of December 31, 2022 and 2021, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(6.) LOANS (Continued)

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2022, 2021 and 2020. For the years ended December 31, 2022, 2021 and 2020, estimated interest income of $391 thousand, $211 thousand, and $430 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

There were no loans modified as a TDR during the years ended December 31, 2022 and 2021. There were no loans modified as a TDR during the years ended December 31, 2022 and 2021 that defaulted during the year ended December 31, 2022. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured in a troubled debt restructuring and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. Collateral dependent loans at December 31, 2021 included certain criticized COVID-19 bridge loans not otherwise classified as nonaccrual. The amortized cost basis of collateral dependent loans categorized by collateral type are set forth as of the dates indicated (in thousands):

	Collateral Type
	Business Assets	Real Property	Total	Specific Reserve
December 31, 2022
Commercial business	$147	$993	$1,140	$126
Commercial mortgage	-	21,592	21,592	1,152
Total	$147	$22,585	$22,732	$1,278

December 31, 2021
Commercial business	$326	$993	$1,319	$1,055
Commercial mortgage	-	37,936	37,936	4,716
Total	$326	$38,929	$39,255	$5,771

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

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

December 31, 2022, 2021 and 2020

(6.) LOANS (Continued)

The following tables sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2022
Commercial Business
Uncriticized	$146,581	$105,001	$61,115	$29,644	$39,625	$21,467	$244,848	$-	$648,281
Special mention	238	2,351	8,736	7	5	-	1,809	-	13,146
Substandard	-	72	-	42	516	1,034	1,158	-	2,822
Doubtful	-	-	-	-	-	-	-	-	-
Total	$146,819	$107,424	$69,851	$29,693	$40,146	$22,501	$247,815	$-	$664,249
Commercial Mortgage
Uncriticized	$464,863	$380,138	$260,463	$171,918	$116,770	$248,771	$-	$-	$1,642,923
Special mention	-	-	2,319	136	-	11,784	-	-	14,239
Substandard	2,987	202	105	78	10,104	9,202	-	-	22,678
Doubtful	-	-	-	-	-	-	-	-	-
Total	$467,850	$380,340	$262,887	$172,132	$126,874	$269,757	$-	$-	$1,679,840

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2021
Commercial Business
Uncriticized	$141,925	$91,338	$68,433	$42,631	$24,847	$12,033	$248,338	$-	$629,545
Special mention	-	132	166	44	180	1,344	1,993	-	3,859
Substandard	45	256	169	745	415	49	3,210	-	4,889
Doubtful	-	-	-	-	-	-	-	-	-
Total	$141,970	$91,726	$68,768	$43,420	$25,442	$13,426	$253,541	$-	$638,293
Commercial Mortgage
Uncriticized	$342,483	$339,988	$176,753	$147,247	$128,381	$167,739	$3,712	$-	$1,306,303
Special mention	11,184	2,450	29,759	2,344	8,269	27,635	-	-	81,641
Substandard	1,001	77	2,950	11,607	3,209	6,000	-	-	24,844
Doubtful	-	-	-	-	-	-	-	-	-
Total	$354,668	$342,515	$209,462	$161,198	$139,859	$201,374	$3,712	$-	$1,412,788

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(6.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2022
Residential Real Estate Loans
Performing	$79,882	$85,821	$118,819	$76,437	$55,520	$169,410	$-	$-	$585,889
Nonperforming	-	305	510	795	677	1,784	-	-	4,071
Total	$79,882	$86,126	$119,329	$77,232	$56,197	$171,194	$-	$-	$589,960
Residential Real Estate Lines
Performing	$-	$-	$-	$-	$-	$-	$70,942	$6,586	$77,528
Nonperforming	-	-	-	-	-	-	34	108	142
Total	$-	$-	$-	$-	$-	$-	$70,976	$6,694	$77,670
Consumer Indirect
Performing	$440,332	$331,902	$126,664	$59,981	$39,352	$22,310	$-	$-	$1,020,541
Nonperforming	748	1,209	432	381	205	104	-	-	3,079
Total	$441,080	$333,111	$127,096	$60,362	$39,557	$22,414	$-	$-	$1,023,620
Other Consumer
Performing	$6,463	$2,664	$2,043	$761	$213	$308	$2,656	$-	$15,108
Nonperforming	-	-	-	-	-	-	2	-	2
Total	$6,463	$2,664	$2,043	$761	$213	$308	$2,658	$-	$15,110

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2021
Residential Real Estate Loans
Performing	$92,620	$129,240	$85,876	$65,866	$50,932	$150,392	$-	$-	$574,926
Nonperforming	79	55	225	557	899	558	-	-	2,373
Total	$92,699	$129,295	$86,101	$66,423	$51,831	$150,950	$-	$-	$577,299
Residential Real Estate Lines
Performing	$-	$-	$-	$-	$-	$-	$70,521	$7,810	$78,331
Nonperforming	-	-	-	-	-	-	39	161	200
Total	$-	$-	$-	$-	$-	$-	$70,560	$7,971	$78,531
Consumer Indirect
Performing	$452,601	$206,472	$122,849	$90,998	$51,598	$31,750	$-	$-	$956,268
Nonperforming	417	515	436	230	136	46	-	-	1,780
Total	$453,018	$206,987	$123,285	$91,228	$51,734	$31,796	$-	$-	$958,048
Other Consumer
Performing	$4,422	$3,738	$1,681	$763	$280	$1,044	$2,549	$-	$14,477
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$4,422	$3,738	$1,681	$763	$280	$1,044	$2,549	$-	$14,477

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(6.) LOANS (Continued)

Allowance for Credit Losses - Loans

The following tables set forth the changes in the allowance for credit losses - loans for the years ended December 31 (in thousands):

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
2022
Allowance for credit losses - loans:
Beginning balance	11,099	14,777	1,604	379	11,611	206	$39,676
Charge-offs	(312)	(1,170)	(303)	(38)	(13,215)	(1,682)	(16,720)
Recoveries	376	2,023	24	39	8,677	343	11,482
Provision (benefit)	1,422	(1,218)	1,976	228	7,165	1,402	10,975
Ending balance	$12,585	$14,412	$3,301	$608	$14,238	$269	$45,413

2021
Allowance for credit losses - loans:
Beginning balance	13,580	21,763	3,924	674	12,165	314	52,420
Charge-offs	(669)	(3,999)	(148)	(141)	(7,236)	(1,026)	(13,219)
Recoveries	881	185	92	-	5,980	321	7,459
Provision (benefit)	(2,693)	(3,172)	(2,264)	(154)	702	597	(6,984)
Ending balance	$11,099	$14,777	$1,604	$379	$11,611	$206	$39,676

2020
Allowance for credit losses - loans:
Beginning balance, prior to adoption of ASC 326	$11,358	$5,681	$1,059	$118	$11,852	$414	$30,482
Impact of adopting ASC 326	(246)	7,310	3,290	607	(1,234)	(133)	$9,594
Beginning balance, after adoption of ASC 326	11,112	12,991	4,349	725	10,618	281	40,076

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

Charge-offs	(9,093)	(1,792)	(100)	-	(9,959)	(681)	(21,625)
Recoveries	1,709	37	28	3	5,681	352	7,810
Provision (credit)	9,852	10,527	(353)	(54)	5,825	362	26,159
Ending balance	$13,580	$21,763	$3,924	$674	$12,165	$314	$52,420

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(6.) LOANS (Continued)

Risk Characteristics

Commercial business loans primarily consist of loans to small to mid-sized businesses in our market area in a diverse range of industries. These loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The credit risk related to commercial loans is largely influenced by general economic conditions, inflation and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, potentially resulting in higher potential losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral securing the loan. Economic events, inflation or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties.

Residential real estate loans (comprised of conventional mortgages and home equity loans) and residential real estate lines (comprised of home equity lines) are generally made based on the borrower’s ability to make repayment from his or her employment and other income but are secured by real property whose value tends to be more easily ascertainable. Credit risk for these types of loans is generally influenced by general economic conditions, inflation, the characteristics of individual borrowers, and the nature of the loan collateral.

Consumer indirect and other consumer loans may entail greater credit risk than residential mortgage loans and home equities, particularly in the case of other consumer loans which are unsecured or, in the case of indirect consumer loans, secured by depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances such as job loss, illness or personal bankruptcy, including the heightened risk that such circumstances may arise as a result inflation. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.
(7.) PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment at December 31 are summarized as follows (in thousands):

	2022(1)	2021(1)
Land and land improvements	$5,019	$5,019
Buildings and leasehold improvements	51,206	50,253
Furniture, fixtures, equipment and vehicles	44,974	39,759
Premises and equipment	101,199	95,031
Accumulated depreciation and amortization	(59,213)	(54,920)
Premises and equipment, net	$41,986	$40,111

(1)
The premises and equipment balance at December 31, 2022, excludes amounts reclassified to assets held for sale. See Note 3 - Restructuring Charges for additional information.

Depreciation and amortization expense included in occupancy and equipment expense on the consolidated statements of income for the years ended December 31 was as follows (in thousands):

	2022	2021	2020
Occupancy and equipment expense	$3,971	$3,905	$4,109
Computer and data processing expense	888	659	637
Total depreciation and amortization expense	$4,859	$4,564	$4,746

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

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

The Company completed qualitative assessments for the Banking, Courier Capital and HNP Capital reporting units and a quantitative assessment for the SDN reporting unit during 2022. The results of the 2022 annual impairment tests for the Company’s reporting units indicated no goodwill impairment.

The results of the 2021 annual impairment tests for the Company's reporting units indicated no goodwill impairment.

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

The Company completed qualitative assessments in relation to the Courier Capital and the HNP Capital reporting units as of their 2020 annual test date and determined it was not more likely than not that the fair value of these reporting units was less than their carrying values.

Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

The change in the balance for goodwill during the years ended December 31 was as follows (in thousands):

	Banking	All Other(1)	Total
Balance, January 1, 2021	$48,536	$17,526	$66,062
Acquisitions	-	1,009	1,009
Balance, December 31, 2021	48,536	18,535	67,071
No activity during the period	-	-	-
Balance, December 31, 2022	$48,536	$18,535	$67,071

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

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Changes in the gross carrying amount, accumulated amortization and net book value for the years ended December 31 were as follows (in thousands):

	2022	2021
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,042)	(2,039)
Net book value	$-	$3

Other intangibles:
Gross carrying amount	$14,545	$14,545
Accumulated amortization	(8,202)	(7,219)
Net book value	$6,343	$7,326

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(8.) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Core deposit intangibles and other intangibles amortization expense was $3 thousand and $983 thousand, respectively, for the year ended December 31, 2022. Core deposit intangibles and other intangibles amortization expense was $25 thousand and $1.0 million, respectively, for the year ended December 31, 2021. Core deposit intangibles and other intangibles amortization expense was $70 thousand and $1.1 million, respectively, for the year ended December 31, 2020. Estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

2023	$910
2024	838
2025	766
2026	894
2027	623

(9.) LEASES

Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. The Company is obligated under a number of non-cancellable operating lease agreements for land, buildings and equipment with terms, including renewal options reasonably certain to be exercised, extending through 2061. Two building leases were subleased with terms that extended through December 31, 2023.

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities as of December 31 (in thousands):

		2022	2021
	Balance Sheet Location
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$36,723	$27,063
Accumulated amortization	Other assets	(5,603)	(4,993)
Net book value		$31,120	$22,070

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$33,229	$23,867

The weighted average remaining lease term for operating leases was 22.2 years at December 31, 2022 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.89%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs and other lease information for the years ended December 31 (in thousands):

	2022	2021	2020
Lease Costs:
Operating lease costs	$2,885	$2,830	$2,673
Variable lease costs (1)	475	427	410
Sublease income	(69)	(23)	(46)
Net lease costs	$3,291	$3,234	$3,037

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,587	$2,647	$2,599
Right of use assets obtained in exchange for new operating lease liabilities	$11,006	$4,251	$477

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(9.) LEASES (Continued)

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2022 (in thousands):

Year ended December 31(1),
2023	$2,925
2024	2,888
2025	2,785
2026	2,641
2027	2,612
Thereafter	39,337
Total future minimum operating lease payments	53,188
Amounts representing interest	(19,959)
Present value of net future minimum operating lease payments	$33,229

(10.) OTHER ASSETS

A summary of other assets as of December 31 are as follows (in thousands):

	2022	2021
Operating lease right of use assets	$31,120	$22,070
Tax credit investments	55,568	57,010
Derivative instruments	54,557	16,330
Collateral on derivative instruments	-	4,640
Net deferred tax asset	53,427	6,234
Other	68,320	66,916
Total other assets	$262,992	$173,200

(11.) DEPOSITS

A summary of deposits as of December 31 are as follows (in thousands):

	2022	2021
Noninterest-bearing demand	$1,139,214	$1,107,561
Interest-bearing demand	863,822	864,528
Savings and money market	1,643,516	1,933,047
Time deposits, due:
Within one year	1,238,202	880,892
One to two years	35,046	23,572
Two to three years	4,952	9,881
Three to four years	3,386	6,485
Four to five years	1,286	1,124
Thereafter	-	-
Total time deposits	1,282,872	921,954
Total deposits	$4,929,424	$4,827,090

The portion of time deposits by account that were in excess of the FDIC insurance limit at December 31, 2022 and 2021 amounted to $258.7 million and $182.3 million, respectively.

Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	2022	2021	2020
Interest-bearing demand	$2,180	$1,156	$1,091
Savings and money market	9,778	3,363	4,788
Time deposits	11,036	3,599	11,943
Total interest expense on deposits	$22,994	$8,118	$17,822

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(12.) BORROWINGS

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of December 31 (in thousands):

	2022	2021
Short-term borrowings:
Short-term FHLB borrowings	$205,000	$30,000
Long-term borrowings:
Subordinated notes, net	74,222	73,911
Total borrowings	$279,222	$103,911

Short-term borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which the Company typically utilizes to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2022 and 2021 consisted of $205.0 million and $30.0 million, respectively, in short-term borrowings. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. At December 31, 2022 and 2021, the Company’s borrowings had a weighted average rate of 4.60% and 0.34%, respectively.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2022 and 2021, no amounts have been drawn on the line of credit.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During 2022, such derivatives were used to hedge the variable cash flows associated with short-term borrowings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months. As of December 31, 2022, the Company had one outstanding forward interest rate derivative with a notional value of $50.0 million that was designated as a cash flow hedge of interest rate risk. The derivative became effective in April 2022 at a pay fixed strike price of 0.787% and matures April 2027.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $2.1 million will be reclassified as an increase to interest expense.

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

December 31, 2022, 2021 and 2020

(13.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of December 31 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet	Fair value		Balance sheet	Fair value
	2022	2021	line item	2022	2021	line item	2022	2021
Derivatives designated as hedging instruments
Cash flow hedges	$50,000	$50,000	Other assets	$6,725	$1,559	Other liabilities	$-	$-
Total derivatives	$50,000	$50,000		$6,725	$1,559		$-	$-

Derivatives not designated as hedging instruments
Interest rate swaps (1)	$1,006,386	$820,693	Other assets	$47,736	$14,528	Other liabilities	$47,738	$14,534
Credit contracts	104,497	106,671	Other assets	-	-	Other liabilities	-	1
Mortgage banking	7,884	18,199	Other assets	96	243	Other liabilities	13	4
Total derivatives	$1,118,767	$945,563		$47,832	$14,771		$47,751	$14,539

(1)
The Company had posted collateral of $54.3 million against its net obligations under these contracts at December 31, 2022, and secured its net obligation under these contracts with $4.1 million in cash at December 31, 2021.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the years ended December 31 (in thousands):

		Gain (loss) recognized in income
Undesignated derivatives	Line item of gain (loss) recognized in income	2022	2021	2020
Interest rate swaps	Income from derivative instruments, net	$2,035	$2,852	$4,707
Credit contracts	Income from derivative instruments, net	39	74	455
Mortgage banking	Income from derivative instruments, net	(156)	(231)	359
Total undesignated		$1,918	$2,695	$5,521

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

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

Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	2022	2021
Commitments to extend credit	$1,435,323	$936,298
Standby letters of credit	17,181	24,913

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

Unfunded Commitments

At December 31, 2022 and December 31, 2021, the allowance for credit losses for unfunded commitments totaled $4.1 million and $1.8 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. For the years ended December 31, 2022 and 2021, credit loss (benefit) expense for unfunded commitments was expense of $2.3 million and a benefit of $1.3 million, respectively, and was included in provision (benefit) for credit losses on the Company’s consolidated statements of income.

Contingent Liabilities and Litigation

In the ordinary course of business there are various threatened and pending legal proceedings against the Company. Management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

The Company is party to an action filed against it on May 16, 2017 by Matthew L. Chipego, Charlene Mowry, Constance C. Churchill and Joseph W. Ewing in the Court of Common Pleas in Philadelphia, Pennsylvania. Plaintiffs sought and were granted class certification to represent classes of consumers in New York and Pennsylvania seeking to recover statutory damages, interest and declaratory relief. The plaintiffs allege that they obtained direct or indirect financing from the Company for the purchase of vehicles that the Company later repossessed. The plaintiffs specifically claim that the notices the Bank sent to defaulting consumers after their vehicles were repossessed did not comply with the relevant portions of the Uniform Commercial Code in New York and Pennsylvania. The Company disputes and believes it has meritorious defenses against these claims and plan to continue to vigorously defend itself.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(14.) COMMITMENTS AND CONTINGENCIES (Continued)

On September 30, 2021, the Court granted plaintiffs’ motion for class certification and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). There are approximately 5,200 members in the New York classes and 300 members in the Pennsylvania classes.

On September 26, 2022, the lower Court denied the plaintiffs’ motion for partial summary judgment for most of the relief they seek and found that there were questions of fact as to whether the members of the class had purchased the subject vehicles for “consumer use” within the meaning of the relevant statutes. The Court also denied the Company’s motion for partial summary judgment an seeking an offset in the form of recoupment reducing any liability that may be imposed against the Company by the amounts that the borrowers owe for failing to repay their motor vehicle loans, determining that the Court could not enter a judgment on recoupment – which is a set off from liability – without first determining whether there was liability. Also pending with the lower Court is the Company’s motion to compel discovery.

On October 7, 2022, the Superior Court of Pennsylvania granted the Company’s December 20, 2021 Request for an Interlocutory Appeal of the denial of the Company’s motion to dismiss the claims brought by New York borrowers for lack of subject matter jurisdiction and lack of standing. The case is stayed until the appeal is briefed and decided by the Superior Court. The Bank’s appellate brief is due on March 14, 2023.

The Company has not accrued a contingent liability for this matter at this time because, given its defenses, it is unable to conclude whether a liability is probable to occur nor is it able to currently reasonably estimate the amount of potential loss.

If the Company settles these claims or the action is not resolved in its favor, the Company may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by its insurer. The Company can provide no assurances that its insurer will cover the full legal costs, settlements or judgments it incurs. If the Company is unsuccessful in defending itself from these claims or if its insurer does not cover the full amount of legal costs it incurs, the result may materially adversely affect the Company’s business, results of operations and financial condition.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(15.) REGULATORY MATTERS (Continued)

The Economic Growth Act provided for a potential exception from the Basel III Rules for community banks that maintain a Community Bank Leverage Ratio (“CBLR”) of at least 8.0% to 10.0%. The CBLR is calculated by dividing Tier 1 capital by the bank’s average total consolidated assets. In the final rules approved by the FDIC in September 2019, qualifying community banking organizations that opt in to using the CBLR are considered to be in compliance with the Basel III Rules as long as the bank maintains a CBLR of greater than 9.0%. If a bank is not a qualifying community banking organization, does not opt in to using the CBLR, or cannot maintain a CBLR of greater than 9.0%, the bank would have to comply with the Basel III Rules. The Company determined to comply with the Basel III Rules instead of using the CBLR framework.

The Company’s and the Bank’s Common Equity Tier 1 capital includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, The Company elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. Common Equity Tier 1 for both the Company and the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities.

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2022 includes, subject to limitation, $17.3 million of preferred stock.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses. Tier 2 capital for the Company also includes qualified subordinated debt. At December 31, 2022, the Company’s Tier 2 capital included $74.2 million of Subordinated Notes.

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

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(15.) REGULATORY MATTERS (Continued)

The following table presents actual and required capital ratios as of December 31, 2022 and 2021 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules (in thousands):

	Actual		Minimum Capital Required – Basel III		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2022
Tier 1 leverage:
Company	$478,853	8.33%	$229,928	4.00%	$287,410	5.00%
Bank	525,997	9.17	229,434	4.00	286,793	5.00
CET1 capital:
Company	461,560	9.42	342,852	7.00	318,363	6.50
Bank	525,997	10.77	341,944	7.00	317,520	6.50
Tier 1 capital:
Company	478,853	9.78	416,321	8.50	391,831	8.00
Bank	525,997	10.77	415,218	8.50	390,794	8.00
Total capital:
Company	593,969	12.13	514,278	10.50	489,789	10.00
Bank	566,891	11.60	512,917	10.50	488,492	10.00

2021
Tier 1 leverage:
Company	$455,138	8.23%	$221,319	4.00%	$276,649	5.00%
Bank	496,337	8.98	220,963	4.00	276,204	5.00
CET1 capital:
Company	437,846	10.28	298,207	7.00	276,907	6.50
Bank	496,337	11.68	297,489	7.00	276,240	6.50
Tier 1 capital:
Company	455,138	10.68	362,109	8.50	340,808	8.00
Bank	496,337	11.68	361,237	8.50	339,987	8.00
Total capital:
Company	558,987	13.12	447,311	10.50	426,010	10.00
Bank	526,274	12.38	446,233	10.50	424,984	10.00

As of December 31, 2022 and 2021, the Company and Bank were considered “well capitalized” under all regulatory capital guidelines. Such determination has been made based on the Tier 1 leverage, CET1 capital, Tier 1 capital and total capital ratios.

Federal Reserve Requirements

The Bank is typically required to maintain cash on hand or on deposit at the FRB of New York according to the reserve requirements set by the FRB. In March 2020, the FRB reduced the required reserve to 0%. Accordingly, as of December 31, 2022 and 2021, the Bank was not required to maintain a reserve balance at the FRB of New York.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(16.) SHAREHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock and the Series A preferred stock. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. There were 172,921 shares of preferred stock issued and outstanding as of December 31, 2022 and 2021.

Common Stock

The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	Outstanding	Treasury	Issued
2022
Shares outstanding at beginning of year	15,745,453	354,103	16,099,556
Restricted stock awards issued	12,242	(12,242)	-
Restricted stock units released	55,912	(55,912)	-
Stock awards	7,856	(7,856)	-
Treasury stock purchases	(481,462)	481,462	-
Shares outstanding at end of year	15,340,001	759,555	16,099,556

2021
Shares outstanding at beginning of year	16,041,926	57,630	16,099,556
Shares issued for Landmark Group acquisition	12,831	(12,831)	-
Restricted stock awards issued	9,350	(9,350)	-
Restricted stock units released	24,069	(24,069)	-
Stock awards	5,972	(5,972)	-
Treasury stock purchases	(348,695)	348,695	-
Shares outstanding at end of year	15,745,453	354,103	16,099,556

Share Repurchase Programs

In June 2022, the Company’s Board of Directors (“the Board”) authorized a share repurchase program for up to 766,447 shares of common stock (the “2022 Share Repurchase Program”). Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. As of December 31, 2022, the remaining number of shares authorized for repurchase under 2022 Share Repurchase Program was 766,447.

In November 2020, the Board authorized a share repurchase program of common stock for up to 801,879 shares of common stock (the “2020 Share Repurchase Program”). The 2020 Repurchase Program was completed in March 2022. Under the 2020 Share Repurchase Program, 461,191 shares were repurchased at an average price of $31.99 during the first quarter of 2022, and 340,688 shares were repurchased at an average price of $26.44 during the year ended December 31, 2021. No shares were repurchased under this program during the year ended December 31, 2020.

Preferred Stock

Series A 3% Preferred Stock. There were 1,435 shares of Series A 3% preferred stock issued and outstanding as of December 31, 2022 and 2021. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right to, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(16.) SHAREHOLDERS’ EQUITY (Continued)

Series B-1 8.48% Preferred Stock. There were 171,486 shares of Series B-1 8.48% preferred stock issued and outstanding as of December 31, 2022 and 2021. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right to, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

(17.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the components of other comprehensive loss for the years ended December 31 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
2022
Securities available for sale and transferred securities:
Change in unrealized gain (loss) during the year	$(166,380)	$(42,630)	$(123,750)
Reclassification adjustment for net gains included in net income (1)	117	30	87
Total securities available for sale and transferred securities	(166,263)	(42,600)	(123,663)
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	4,807	1,232	3,575
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	(5,932)	(1,520)	(4,412)
Amortization of net actuarial loss and prior service cost included in income	296	76	220
Total pension and post-retirement obligations	(5,636)	(1,444)	(4,192)
Other comprehensive loss	$(167,092)	$(42,812)	$(124,280)

2021
Securities available for sale and transferred securities:
Change in unrealized gain (loss) during the year	$(26,643)	$(6,826)	$(19,817)
Reclassification adjustment for net gains included in net income (1)	139	36	103
Total securities available for sale and transferred securities	(26,504)	(6,790)	(19,714)
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	1,984	508	1,476
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	3,162	810	2,352
Amortization of net actuarial loss and prior service cost included in income	741	190	551
Total pension and post-retirement obligations	3,903	1,000	2,903
Other comprehensive loss	$(20,617)	$(5,282)	$(15,335)

2020
Securities available for sale and transferred securities:
Change in unrealized gain (loss) during the year	$19,928	$5,106	$14,822
Reclassification adjustment for net gains included in net income (1)	(1,281)	(329)	(952)
Total securities available for sale and transferred securities	18,647	4,777	13,870
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	271	69	202
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	2,201	565	1,636
Amortization of net actuarial loss and prior service cost included in income	1,254	321	933
Total pension and post-retirement obligations	3,455	886	2,569
Other comprehensive income	$22,373	$5,732	$16,641

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(17.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

Activity in accumulated other comprehensive (loss) income, net of tax, was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$1,160	$(4,971)	$(9,396)	$(13,207)
Other comprehensive income (loss) before reclassifications	3,575	(123,750)	(4,412)	(124,587)
Amounts reclassified from accumulated other comprehensive income (loss)	-	87	220	307
Net current period other comprehensive income (loss)	3,575	(123,663)	(4,192)	(124,280)
Balance at December 31, 2022	$4,735	$(128,634)	$(13,588)	$(137,487)

Balance at January 1, 2021	$(316)	$14,743	$(12,299)	$2,128
Other comprehensive income (loss) before reclassifications	1,476	(19,817)	2,352	(15,989)
Amounts reclassified from accumulated other comprehensive income (loss)	-	103	551	654
Net current period other comprehensive income (loss)	1,476	(19,714)	2,903	(15,335)
Balance at December 31, 2021	$1,160	$(4,971)	$(9,396)	$(13,207)

Balance at January 1, 2020	$(518)	$873	$(14,868)	$(14,513)
Other comprehensive income (loss) before reclassifications	202	14,822	1,636	16,660
Amounts reclassified from accumulated other comprehensive (loss) income	-	(952)	933	(19)
Net current period other comprehensive income	202	13,870	2,569	16,641
Balance at December 31, 2020	$(316)	$14,743	$(12,299)	$2,128

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	2022	2021
Realized (loss) gain on sale of investment securities	$(15)	$71	Net gain on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(102)	(210)	Interest income
	(117)	(139)	Total before tax
	30	36	Income tax benefit
	(87)	(103)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	-	3	Salaries and employee benefits
Net actuarial losses (1)	(296)	(744)	Salaries and employee benefits
	(296)	(741)	Total before tax
	76	190	Income tax benefit
	(220)	(551)	Net of tax
Total reclassified for the period	$(307)	$(654)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

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

In May 2015, the Company’s shareholders approved the 2015 Long-Term Incentive Plan (the “2015 Plan”) to replace the 2009 Management Stock Incentive Plan and the 2009 Directors’ Stock Incentive Plan (collectively, the “2009 Plans”). A total of 438,076 shares transferred from the 2009 Plans were available for grant pursuant to the 2015 Plan. In addition, any shares subject to outstanding awards under the 2009 Plans that were canceled, expired, forfeited or otherwise not issued or are settled in cash became available for future award grants under the 2015 Plan. In June 2021, the Company's shareholders approved the Amended and Restated 2015 Long-Term Incentive Plan (the “Plan”), which increased the total number of shares available for grant under the Plan by 734,000 shares. As of December 31, 2022, there were approximately 679,000 shares available for grant under the 2015 Plan.

Under the 2015 Plan, the Compensation Committee may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation. For stock options, the exercise price of each option equals the closing market price of the Company’s common stock on the date of the grant. All options expire after a period of ten years from the date of grant and generally become fully exercisable over a period of 3 to 5 years from the grant date. When an option recipient exercises their options, the Company issues shares from treasury stock and records the proceeds as additions to capital. The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. Shares of restricted stock awards granted to employees generally vest over 2 to 3 years from the grant date. Fifty percent of the shares of restricted stock awards granted to non-employee directors generally vests on the date of grant and the remaining fifty percent generally vests one year from the grant date. Vesting of the shares may be based on years of service, established performance measures or both. If restricted stock awards are forfeited before they vest, the shares are reacquired into treasury stock. The grant-date fair value for restricted stock awards is generally equal to the closing market price of the Company’s common stock on the date of grant. The grant-date fair value for restricted stock unit awards is generally equal to the closing market price of the Company’s common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The Company awards grants of performance-based restricted stock units (“PSUs”) to certain members of management. In 2020, the Compensation Committee approved new PSUs under the 2015 Plan. Fifty percent of the shares subject to each grant that ultimately vest are contingent on achieving specified return on average equity (“ROAE”) targets relative to the market index the Compensation Committee has selected as a peer group for this purpose. These shares will be earned based on the Company’s achievement of a relative ROAE performance requirement, on a percentile basis, compared to the market index over a three-year performance period. The shares earned based on the achievement of the ROAE performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company. The remaining fifty percent of the PSUs that ultimately vest are contingent upon achievement of an average return on average assets (“ROAA”) performance requirement over a three-year performance period. The shares earned based on the achievement of the ROAA performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.

The restricted stock awards granted to the directors and the restricted stock units granted to employees in 2022, 2021 and 2020 do not have rights to dividends or dividend equivalents.

There were no stock options awarded during 2022, 2021 or 2020. There was no unrecognized compensation expense related to unvested stock options as of December 31, 2022. There was no stock option activity for the year ended December 31, 2022.

The following table is a summary of restricted stock award activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	4,680	$32.06
Granted	12,242	26.53
Vested	(10,801)	28.93
Forfeited	-	-
Non-vested at end of year	6,121	$26.53

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(18.) SHARE-BASED COMPENSATION

The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2022, 2021 and 2020 was $26.53, $32.06, and $17.57, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $282 thousand, $353 thousand and $189 thousand, respectively.

The following is a summary of restricted stock units’ activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	139,618	$26.29
Granted	91,325	28.38
Vested	(37,714)	25.55
Forfeited	(10,830)	27.70
Non-vested at end of year	182,399	$27.40

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2022, 2021 and 2020 was $28.38, $27.55, and $25.33, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $1.1 million, $682 thousand and $659 thousand, respectively.

The following is a summary of performance-based restricted stock units’ activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	51,692	$26.78
Granted	29,324	29.35
Vested	(13,818)	26.85
Forfeited	(866)	27.51
Non-vested at end of year	66,332	$27.88

The weighted average grant date fair value of PSUs granted during the years ended December 31, 2022, 2021 and 2020 was $29.35, $27.58, and $25.63, respectively. The total fair value of PSUs that vested during the years ended December 31, 2022 and 2020 was $556 thousand and $110 thousand respectively. For PSUs that vested during 2021, the threshold performance for any payout had not been met, and no shares were paid out or vested.

The Company amortizes the expense related to share-based compensation over the vesting period. Share-based compensation expense is recorded as a component of salaries and employee benefits in the consolidated statements of income for awards granted to management and as a component of other noninterest expense for awards granted to directors. The share-based compensation expense and the total income tax benefit included in the statements on income for the years ended December 31 was as follows (in thousands):

	2022	2021	2020
Salaries and employee benefits	$2,234	$1,460	$1,107
Other noninterest expense	317	283	226
Total share-based compensation expense	$2,551	$1,743	$1,333

Income tax benefit realized for compensation costs	$486	$265	$245

As of December 31, 2022, there was $3.6 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 1.9 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(19.) INCOME TAXES

The income tax expense for the years ended December 31 consisted of the following (in thousands):

	2022	2021	2020
Current tax expense:
Federal	$15,371	$11,453	$10,041
State	3,408	2,854	1,873
Total current tax expense	18,779	14,307	11,914
Deferred tax (benefit) expense:
Federal	(3,250)	4,384	(3,306)
State	(1,132)	834	(1,217)
Total deferred tax (benefit) expense	(4,382)	5,218	(4,523)
Total income tax expense	$14,397	$19,525	$7,391

Income tax expense differed from the statutory federal income tax rate for the years ended December 31 as follows:

	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest income	(0.9)	(0.7)	(2.0)
Tax credits and adjustments	(2.6)	(2.6)	(3.4)
Non-taxable earnings on company owned life insurance	-	(0.6)	(0.9)
State taxes, net of federal tax benefit	2.5	3.0	1.1
Nondeductible expenses	0.2	-	0.1
Other, net	0.1	-	0.3
Effective tax rate	20.3%	20.1%	16.2%

1

Total income tax expense (benefit) was as follows for the years ended December 31 (in thousands):

	2022	2021	2020
Income tax expense	$14,397	$19,525	$7,391
Shareholder’s equity	(42,812)	(5,282)	5,732

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

In 2022 and 2021, the Company recognized the impact of its investments in limited partnerships that generated qualifying tax credits resulting in a $2.6 million reduction in income tax expense in each year, and an $815 thousand and $431 thousand net loss recorded in noninterest income, respectively. See Note 1 for the Company’s accounting policy for income taxes and these tax credit investments.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(19.) INCOME TAXES (Continued)

The Company’s net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	2022	2021
Deferred tax assets:
Allowance for credit losses	$12,695	$10,627
Leases – right of use obligations	8,505	5,993
Deferred compensation	1,615	1,365
Investment in limited partnerships	1,381	-
SERP agreements	179	262
Share-based compensation	975	759
Tax attribute carryforward benefits	-	446
Net unrealized loss on securities available for sale	44,312	1,712
Accrued pension costs	229	-
Other	1,206	579
Gross deferred tax assets	71,097	21,743
Deferred tax liabilities:
Leases – right of use assets	7,964	5,533
Investments in limited partnerships	-	126
Prepaid expenses	637	662
Prepaid pension costs	-	1,677
Intangible assets	2,580	2,418
Depreciation and amortization	4,080	3,471
Net unrealized gain on securities available for sale	-	-
Loan servicing assets	377	389
Deferred loan origination costs	401	830
Other	1,631	403
Gross deferred tax liabilities	17,670	15,509
Net deferred tax asset	$53,427	$6,234

Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. Therefore, no valuation allowance has been recorded as of December 31, 2022 and 2021.

The Company and its subsidiaries are primarily subject to federal and New York income taxes. The federal income tax years currently open for audit are 2019 through 2022. The New York income tax years currently open for audit are 2020 through 2022.

At December 31, 2022, the Company had no federal or New York net operating loss, capital loss or tax credit carryforwards. The Company had a capital loss carryforward totaling $1.7 million that was generated in the 2020 tax year and a portion of the capital loss was carried back to prior years and the remainder, utilized in 2021.

The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2022, 2021 and 2020. There were no material interest or penalties recorded in the income statement in income tax expense for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, there were no amounts accrued for interest or penalties related to uncertain tax positions.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(20.) EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities.

	2022	2021	2020
Net income available to common shareholders	$55,114	$76,237	$36,871
Weighted average common shares outstanding:
Total shares issued	16,100	16,100	16,100
Unvested restricted stock awards	(5)	(5)	(5)
Treasury shares	(711)	(254)	(73)
Total basic weighted average common shares outstanding	15,384	15,841	16,022
Incremental shares from assumed:
Exercise of stock options	-	-	-
Vesting of restricted stock awards	87	96	41
Total diluted weighted average common shares outstanding	15,471	15,937	16,063

Basic earnings per common share	$3.58	$4.81	$2.30
Diluted earnings per common share	$3.56	$4.78	$2.30

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	-	-	-
Restricted stock awards	1	3	54
Total	1	3	54

There were no participating securities outstanding for the years ended December 2022, 2021 and 2020. Therefore, the two-class method of calculating basic and diluted EPS was not applicable for the years presented.

(21.) EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Agreements

The Company has non-qualified Supplemental Executive Retirement Agreements (“SERPs”) covering certain former executives. The unfunded liability related to the SERPs was $697 thousand and $1.0 million at December 31, 2022 and 2021, respectively. SERP expense was $28 thousand, $39 thousand and $51 thousand for 2022, 2021 and 2020, respectively.

Defined Contribution Plan

Employees that meet specified eligibility conditions are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company is also permitted to make additional discretionary contributions, although no such additional discretionary contributions were made in 2022, 2021 or 2020.

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

As part of the reorganization the Company implemented in December 2022, the Plan was amended such that effective January 31, 2023, benefits under Tier 1 will be frozen to future accruals and going forward all participants will be earning benefits under Tier 2.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(21.) EMPLOYEE BENEFIT PLANS (Continued)

The following table provides a reconciliation of the Company’s changes in the Plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	2022	2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$97,682	$97,560
Service cost	3,485	4,196
Interest cost	2,588	2,202
Actuarial gain	(25,055)	(1,945)
Benefits paid and plan expenses	(4,528)	(4,331)
Projected benefit obligation at end of period	74,172	97,682
Change in plan assets:
Fair value of plan assets at beginning of period	104,227	102,176
Actual return on plan assets	(26,422)	6,382
Employer contributions	-	-
Benefits paid and plan expenses	(4,529)	(4,331)
Fair value of plan assets at end of period	73,276	104,227
Funded status at end of period	$(896)	$6,545

The accumulated benefit obligation was $70.2 million and $90.1 million at December 31, 2022 and 2021, respectively.

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company has no minimum required contribution for the 2023 fiscal year.

Estimated benefit payments under the Plan over the next ten years at December 31, 2022 are as follows (in thousands):

2023	$4,062
2024	4,271
2025	4,434
2026	4,796
2027	4,978
2028 - 2031	26,970

Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2022	2021	2020
Service cost	$3,485	$4,196	$3,693
Interest cost on projected benefit obligation	2,588	2,202	2,537
Expected return on plan assets	(4,565)	(5,225)	(5,136)
Amortization of unrecognized loss	250	724	1,270
Net periodic pension cost	$1,758	$1,897	$2,364

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2022	2021	2020
Weighted average discount rate	2.70%	2.32%	3.09%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return	5.25%	5.25%	6.00%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(21.) EMPLOYEE BENEFIT PLANS (Continued)

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2022	2021	2020
Weighted average discount rate	4.98%	2.70%	2.32%
Rate of compensation increase	3.00%	3.00%	3.00%

The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high-grade corporate bonds that are available to pay such cash flows.

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

The following table represents the Plan’s target asset allocation and actual asset allocation, respectively, as of December 31, 2022 and 2021:

	2022		2021
	Target	Actual	Target	Actual
	Allocation	Allocation	Allocation	Allocation
Asset category:
Cash and cash equivalents	0.00%	16.59%	0.00%	0.00%
Equity securities	30.00	25.05	30.00	35.65
Fixed income securities	15.00	21.70	15.00	34.98
Alternative investments	55.00	36.66	55.00	29.37

Cash equivalents include repurchase agreements, banker’s acceptances, commercial paper, negotiable certificates of deposit, U.S. government securities with less than one year to maturity and funds (including the Commingled Pension Trust Fund (Liquidity) of JPMorgan Chase Bank, N.A. (“JPMorgan”)) established to invest in these types of highly liquid, high-quality instruments. Equity securities primarily include investments in common stocks, depository receipts, preferred stocks, commingled pension trust funds, exchange traded funds and real estate investment trusts. Fixed income securities include corporate bonds, government issues, credit card receivables, mortgage-backed securities, municipals, commingled pension trust funds and other asset backed securities. Alternative investments are real estate interests and related investments held within a commingled pension trust fund.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(21.) EMPLOYEE BENEFIT PLANS (Continued)

The Fund is valued utilizing the valuation policies set forth by JP Morgan’s asset management committee. Underlying investments for which market quotations are readily available are valued at their market value. Underlying investments for which market quotations are not readily available are fair valued by approved affiliated and/or unaffiliated pricing vendors, third-party broker-dealers or methodologies as approved by the asset management committee. Fixed income instruments are valued based on prices received from approved affiliated and unaffiliated pricing vendors or third-party broker-dealers (collectively referred to as “Pricing Services”). The Pricing Services use multiple valuation techniques to determine the valuation of fixed income instruments. In instances where sufficient market activity exists, the Pricing Services may utilize a market-based approach through which trades or quotes from market makers are used to determine the valuation of these instruments. In instances where sufficient market activity may not exist, the Pricing Services also utilize proprietary valuation models which may consider market transactions in comparable securities and the various relationships between securities in determining fair value and/or market characteristics in order to estimate the relevant cash flows, which are then discounted to calculate the fair values. Equities and other exchange-traded instruments are valued at the last sales price or official market closing price on the primary exchange on which the instrument is traded before the net asset values (“NAV”) of the Funds are calculated on a valuation date. Futures contracts are generally valued on the basis of available market quotations. Forward foreign currency exchange contracts are valued utilizing market quotations from approved Pricing Services. The Fund invests in the Commingled Pension Trust Fund (“Strategic Property Fund”) of JPMorgan (the “SPF”), which holds significant amounts of investments which have been fair valued at December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, there were no transfers in or out of Levels 1, 2 or 3. In addition, there were no changes in valuation methodologies during the years ended December 31, 2022 and 2021.

The major categories of Plan assets measured at fair value on a recurring basis as of December 31 are presented in the following tables (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2022
Cash equivalents:
Cash (including foreign currencies)	$7	$-	$-	$7
Short term investment funds	-	12,149	-	12,149
Total cash equivalents	7	12,149	-	12,156
Equity securities:
Commingled pension trust funds	-	18,356	-	18,356
Total equity securities	-	18,356	-	18,356
Fixed income securities:
Commingled pension trust funds	-	15,898	-	15,898
Corporate bonds	-	3	-	3
Total fixed income securities	-	15,901	-	15,901
Other investments:
Commingled pension trust funds	-	26,863	-	26,863
Total Plan investments	$7	$73,269	$-	$73,276

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(21.) EMPLOYEE BENEFIT PLANS (Continued)

At December 31, 2022, the portfolio was substantially managed by one investment firm, with control of approximately 96% of the Plan’s assets. A portfolio concentration of 96% in the JPMCB LDI Diversified Balanced Fund, a CPTF, existed at December 31, 2022.

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

At December 31, 2021, the portfolio was substantially managed by one investment firm, with control of approximately 100% of the Plan’s assets with the remaining 1% under the direct control of the Plan. A portfolio concentration of 100% in the JPMCB LDI Diversified Balanced Fund, a CPTF, existed at December 31, 2021.

Postretirement Benefit Plan

An entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active employees who had already met the then-applicable age and service requirements under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. Retirees ages 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. As of December 31, 2022, there was no accrued liability related to this plan. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $33 thousand as of December 31, 2021. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of income was not significant for the years ended December 31, 2022, 2021 and 2020. This plan is unfunded.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

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

December 31, 2022, 2021 and 2020

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

Other real estate owned (foreclosed assets): Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third-party appraisals of the property, resulting in a Level 3 classification. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Commitments to extend credit and letters of credit: Commitments to extend credit and fund letters of credit are principally at current interest rates, and, therefore, the carrying amount approximates fair value. The fair value of commitments is not material.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(22.) FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2022
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$21,115	$-	$21,115
Mortgage-backed securities	-	933,256	-	933,256
Other assets:
Hedging derivative instruments	-	6,725	-	6,725
Fair value adjusted through comprehensive income	$-	$961,096	$-	$961,096
Other assets:
Derivative instruments – interest rate products	$-	$47,736	$-	$47,736
Derivative instruments – mortgage banking	-	96	-	96
Other liabilities:
Derivative instruments – interest rate products	-	(47,738)	-	(47,738)
Derivative instruments – mortgage banking	-	(13)	-	(13)
Fair value adjusted through net income	$-	$81	$-	$81

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$550	$-	$550
Collateral dependent loans	-	-	21,454	21,454
Other assets:
Long-lived assets held for sale	-	-	1,509	1,509
Loan servicing rights	-	-	1,470	1,470
Other real estate owned	-	-	19	19
Total	$-	$550	$24,452	$25,002

There were no transfers between Levels 1 and 2 during the years ended December 31, 2022 and 2021. There were no liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2022 and 2021.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(22.) FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2021
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$15,891	$-	$15,891
Mortgage-backed securities	-	1,162,624	-	1,162,624
Other assets:
Hedging derivative instruments	-	1,559	-	1,559
Fair value adjusted through comprehensive income	$-	$1,180,074	$-	$1,180,074
Other assets:
Derivative instruments – interest rate products	$-	$14,702	$-	$14,702
Derivative instruments – credit contracts	-	-	-	-
Derivative instruments – mortgage banking	-	243	-	243
Other liabilities:
Derivative instruments – interest rate products	-	(14,708)	-	(14,708)
Derivative instruments – credit contracts	-	(1)	-	(1)
Derivative instruments – mortgage banking	-	(4)	-	(4)
Fair value adjusted through net income	$-	$232	$-	$232

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$6,202	$-	$6,202
Collateral dependent loans	-	-	33,484	33,484
Other assets:
Long-lived assets held for sale	-	-	2,560	2,560
Loan servicing rights	-	-	1,517	1,517

Other real estate owned	-	-	-	-
Total	$-	$6,202	$37,561	$43,763

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

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value / Range
Collateral dependent loans	$21,454	Appraisal of collateral (1)	Appraisal adjustments (2)	12.3% (3) / 0 - 20%
Loan servicing rights	$1,470	Discounted cash flow	Discount rate	10.4% (3)
			Constant prepayment rate	11.6% (3)
Long-lived assets held for sale	$1,509	Appraisal of collateral (1)	Appraisal adjustments (2)	11 - 108%
Other real estate owned	$19	Appraisal of collateral (1)	Appraisal adjustments (2)	10%

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

December 31, 2022, 2021 and 2020

(22.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the years ended December 31, 2022 and 2021.

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

December 31, 2022, 2021 and 2020

(22.) FAIR VALUE MEASUREMENTS (Continued)

The following presents the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of December 31, 2022 and 2021 (in thousands):

	Level in	2022		2021
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$130,466	$130,466	$79,112	$79,112
Securities available for sale	Level 2	954,371	954,371	1,178,515	1,178,515
Securities held to maturity, net	Level 2	188,975	174,188	205,581	209,820
Loans held for sale	Level 2	550	550	6,202	6,202
Loans	Level 2	3,983,582	3,867,285	3,606,276	3,642,351
Loans⁽¹⁾	Level 3	21,454	21,454	33,484	33,484
Long-lived assets held for sale	Level 3	1,509	1,509	2,560	2,560
Accrued interest receivable	Level 1	19,371	19,371	15,482	15,482
Derivative instruments – cash flow hedge	Level 2	6,725	6,725	1,559	1,559
Derivative instruments – interest rate products	Level 2	47,736	47,736	14,528	14,528
Derivative instruments – mortgage banking	Level 2	96	96	243	243
FHLB and FRB stock	Level 2	19,385	19,385	10,770	10,770
Financial liabilities:
Non-maturity deposits	Level 1	3,646,552	3,646,552	3,905,136	3,905,136
Time deposits	Level 2	1,282,872	1,268,957	921,954	920,699
Short-term borrowings	Level 1	205,000	205,000	30,000	30,000
Long-term borrowings	Level 2	74,222	70,814	73,911	77,792
Accrued interest payable	Level 1	5,983	5,983	2,147	2,147
Derivative instruments – interest rate products	Level 2	47,738	47,738	14,534	14,534
Derivative instruments – credit contracts	Level 2	-	-	1	1
Derivative instruments – mortgage banking	Level 2	13	13	4	4

(1)
Comprised of collateral dependent loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(23.) PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements pertaining only to the Parent are presented below (in thousands).

Condensed Statements of Financial Condition	December 31,
	2022	2021
Assets:
Cash and due from subsidiary	$23,802	$23,318
Investment in and receivables due from subsidiary	462,253	555,310
Other assets	6,698	5,998
Total assets	$492,753	$584,626
Liabilities and shareholders’ equity:
Long-term borrowings, net of issuance costs of $778 and $1,089, respectively	$74,222	$73,911
Other liabilities	12,926	5,573
Shareholders’ equity	405,605	505,142
Total liabilities and shareholders’ equity	$492,753	$584,626

Condensed Statements of Income	Years ended December 31,
	2022	2021	2020
Dividends from subsidiary and associated companies	$32,000	$24,000	$23,000
Management and service fees from subsidiaries	511	147	146
Other (loss) income	(4)	93	121
Total income	32,507	24,240	23,267
Interest expense	4,242	4,237	2,888
Operating expenses	3,213	3,379	3,171
Total expense	7,455	7,616	6,059
Income before income tax benefit and equity in undistributed earnings of subsidiary	25,052	16,624	17,208
Income tax benefit	1,848	1,999	1,399
Income before equity in undistributed earnings of subsidiary	26,900	18,623	18,607
Equity in undistributed earnings of subsidiary	29,673	59,074	19,725
Net income	$56,573	$77,697	$38,332

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(23.) PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$56,573	$77,697	$38,332
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(29,673)	(59,074)	(19,725)
Depreciation and amortization	77	367	209
Share-based compensation	2,551	1,743	1,333
Decrease in other assets	(577)	(1,448)	(48)
Increase (decrease) in other liabilities	7,477	(86)	497
Net cash provided by operating activities	36,428	19,199	20,598
Cash flows from investing activities:
Capital investment in subsidiaries	(1,551)	-	(11,966)
Purchase of premises and equipment	-	-	(11)
Net cash paid for acquisition	-	-	-
Net cash used in investing activities	(1,551)	-	(11,977)
Cash flows from financing activities:
Issuance of long-term debt, net of issuance costs	-	-	34,221
Purchase of preferred and common shares	(15,340)	(9,235)	(209)
Proceeds from issuance of preferred and common shares	-	(43)	-
Dividends paid	(19,053)	(18,451)	(17,957)
Net cash (used in) provided by financing activities	(34,393)	(27,729)	16,055
Net (decrease) increase in cash and cash equivalents	484	(8,530)	24,676
Cash and cash equivalents as of beginning of year	23,318	31,848	7,172
Cash and cash equivalents as of end of the year	$23,802	$23,318	$31,848

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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This “All Other” grouping includes the activities of SDN, a full service insurance agency that provides a broad range of insurance services to both personal and business clients, Courier Capital and HNP Capital, our investment advisor and wealth management firms that provide customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans, CHIL, which oversees the Company’s BaaS and FinTech relationships, and Holding Company amounts, which are the primary differences between segment amounts and consolidated totals, along with amounts to eliminate balances and transactions between segments.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(24.) SEGMENT REPORTING (Continued)

The following table presents information regarding the Company’s business segments as of the dates indicated (in thousands).

	Banking	All Other	Consolidated Totals
December 31, 2022
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	-	6,343	6,343
Total assets	5,756,441	40,831	5,797,272

December 31, 2021
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	3	7,326	7,329
Total assets	5,481,889	38,890	5,520,779

The following table presents information regarding the Company’s business segments for the periods indicated (in thousands).

	Banking	All Other(1)	Consolidated Totals
Year ended December 31, 2022
Net interest income (expense)	$171,613	$(4,241)	$167,372
Provision for credit losses - loans	(13,311)	-	(13,311)
Noninterest income	30,519	15,752	46,271
Noninterest expense	(113,703)	(15,659)	(129,362)
Income (loss) before income taxes	75,118	(4,148)	70,970
Income tax (expense) benefit	(15,510)	1,113	(14,397)
Net income (loss)	$59,608	$(3,035)	$56,573

Year ended December 31, 2021
Net interest income (expense)	$158,967	$(4,237)	$154,730
Benefit for credit losses - loans	8,336	-	8,336
Noninterest income	31,340	15,566	46,906
Noninterest expense	(95,882)	(16,868)	(112,750)
Income (loss) before income taxes	102,761	(5,539)	97,222
Income tax (expense) benefit	(21,038)	1,513	(19,525)
Net income (loss)	$81,723	$(4,026)	$77,697

Year ended December 31, 2020
Net interest income (expense)	$141,873	$(2,888)	$138,985
Provision for credit losses - loans	(27,184)	-	(27,184)
Noninterest income	31,232	11,944	43,176
Noninterest expense	(94,988)	(14,266)	(109,254)
Income (loss) before income taxes	50,933	(5,210)	45,723
Income tax (expense) benefit	(8,630)	1,239	(7,391)
Net income (loss)	$42,303	$(3,971)	$38,332

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

Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2022, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

RSM US LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2022 which are included in this Annual Report on Form 10-K, and has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The Report of the Independent Registered Public Accounting Firm that attests the effectiveness of internal control over financial reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Proposal 1 - Election of Directors,” “Business Experience and Qualification of Directors,” “Our Executive Officers” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.

Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Committees of the Board” in the 2023 Proxy Statement and is incorporated herein by reference.

Information concerning the Company’s Code of Business Conduct and Ethics is set forth under the caption “ESG and Corporate Responsibility” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2023 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Management Development & Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Management Development & Compensation Committee Report” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in the 2023 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2022, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
		Weighted average	remaining for future
	Number of securities to	exercise price	issuance under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan Category	(a)	(b) (1)	(c)
Equity compensation plans approved by shareholders	248,731	$-	678,670
Equity compensation plans not approved by shareholders	-	$-	-

(1)
Comprised of restricted stock units granted under our 2015 Plan. See Note 18, Share-Based Compensation, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details. All restricted stock units are excluded from the weighted average exercise price column.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, the information set forth in the 2023 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Director Independence and Qualifications” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in the 2023 Proxy Statement under the heading “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K.

(b)
EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
3.2	Amended and Restated Bylaws of Financial Institutions, Inc.	Incorporated by reference to Exhibit 3.1 of the Form 8-K, dated June 25, 2019
4.1	Subordinated Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated April 15, 2015
4.2	First Supplemental Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.3	Form of Global Note to represent the 6.00% Fixed-to-Floating Rate Subordinated Notes due April 15, 2030	Incorporated by reference to Exhibit A of Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.4	Subordinated Indenture, dated as of October 7, 2020, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated October 7, 2020.
4.5	Form of 4.375% Fixed-to-Floating Rate Subordinated Note due October 15, 2030	Included in Exhibit 4.4.
4.6	Description of the Company’s Securities	Incorporated by reference to Exhibit 4.4 of the Form 10-K for the year ended December 31, 2019, dated March 4, 2020.
10.1	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012
10.2	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2014, dated August 5, 2014
10.3	Financial Institutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2021, dated August 9, 2021
10.4	Form of Director Annual Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Filed Herewith
10.5	Form of Director “In Lieu of Cash Fees” Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.6	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Filed Herewith
10.7	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	Filed Herewith
10.8	Form of Indemnification Agreement	Filed Herewith
10.9	Amended and Restated Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 4, 2017
10.10	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Kevin B. Klotzbach dated June 26, 2018	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2018, dated August 8, 2018

10.11	Form of Executive Agreement	Incorporated by reference to Exhibit 10.15 of the Form 10-K for the year ended December 31, 2020, dated March 15, 2021
10.12	Form of Performance Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended March 31, 2021, dated May 10, 2021
10.13	Financial Institutions, Inc. Executive Incentive Plan, effective as of January 1, 2021	Incorporated by reference to Exhibit 10.13 of the Form 10-K for the year ended December 31, 2021, dated March 10, 2022
21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP	Filed Herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

All material agreements consist of management contracts, compensatory plans or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

March 9, 2023	By:	/s/ Martin K. Birmingham
Martin K. Birmingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Martin K. Birmingham	Director, President and Chief Executive Officer	March 9, 2023
Martin K. Birmingham	(Principal Executive Officer)

/s/ W. Jack Plants, II	Executive Vice President, Chief Financial Officer and Treasurer	March 9, 2023
W. Jack Plants, II	(Principal Financial Officer)

/s/ Sonia M. Dumbleton	Senior Vice President and Controller	March 9, 2023
Sonia M. Dumbleton	(Principal Accounting Officer)

/s/ Donald K. Boswell	Director	March 9, 2023
Donald K. Boswell

/s/ Dawn H. Burlew	Director	March 9, 2023
Dawn H. Burlew

/s/ Andrew W. Dorn, Jr.	Director	March 9, 2023
Andrew W. Dorn, Jr.

/s/ Robert M. Glaser	Director	March 9, 2023
Robert M. Glaser

/s/ Samuel M. Gullo	Director	March 9, 2023
Samuel M. Gullo

/s/ Bruce W. Harting	Director	March 9, 2023
Bruce W. Harting

/s/ Susan R. Holliday	Director, Chair	March 9, 2023
Susan R. Holliday

/s/ Robert N. Latella	Director	March 9, 2023
Robert N. Latella

/s/ Mauricio F. Riveros	Director	March 9, 2023
Mauricio F. Riveros

/s/ Kim E. VanGelder	Director	March 9, 2023
Kim E. VanGelder

/s/ Mark A. Zupan	Director	March 9, 2023
Mark A. Zupan