Form 10-Q
period 2023-03-31
FINANCIAL INSTITUTIONS INC
filed 2023-05-08
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The registrant had 1,575,670 shares of Common Stock, $0.01 par value, outstanding as of May 1, 2023.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$139,974	$130,466
Securities available for sale, at fair value (amortized cost of $1,103,851 and $1,127,057, respectively)	945,442	954,371
Securities held to maturity, at amortized cost (net of allowance for credit losses of $5 as of each period) (fair value of $167,812 and $174,188, respectively)	180,052	188,975
Loans held for sale	682	550
Loans (net of allowance for credit losses of $47,528 and $45,413, respectively)	4,195,804	4,005,036
Company owned life insurance	140,488	139,482
Premises and equipment, net	41,609	41,986
Goodwill and other intangible assets, net	73,180	73,414
Other assets	249,761	262,992
Total assets	$5,966,992	$5,797,272
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,067,011	$1,139,214
Interest-bearing demand	901,251	863,822
Savings and money market	1,701,663	1,643,516
Time deposits	1,471,382	1,282,872
Total deposits	5,141,307	4,929,424
Short-term borrowings	116,000	205,000
Long-term borrowings, net of issuance costs of $701 and $778, respectively	124,299	74,222
Other liabilities	162,563	183,021
Total liabilities	5,544,169	5,391,667
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,486 shares issued	17,149	17,149
Total preferred equity	17,292	17,292
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	125,476	126,636
Retained earnings	428,453	421,340
Accumulated other comprehensive loss	(127,372)	(137,487)
Treasury stock, at cost – 724,077 and 759,555 shares, respectively	(21,187)	(22,337)
Total shareholders’ equity	422,823	405,605
Total liabilities and shareholders’ equity	$5,966,992	$5,797,272

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	2023	2022
Interest income:
Interest and fees on loans	$57,098	$36,298
Interest and dividends on investment securities	6,057	6,036
Other interest income	616	17
Total interest income	63,771	42,351
Interest expense:
Deposits	19,294	1,705
Short-term borrowings	1,202	28
Long-term borrowings	1,460	1,060
Total interest expense	21,956	2,793
Net interest income	41,815	39,558
Provision for credit losses	4,214	2,319
Net interest income after provision for credit losses	37,601	37,239
Noninterest income:
Service charges on deposits	1,027	1,369
Insurance income	2,087	2,097
Card interchange income	1,939	1,952
Investment advisory	2,923	3,041
Company owned life insurance	994	833
Investments in limited partnerships	251	795
Loan servicing	146	109
Income from derivative instruments, net	496	519
Net gain (loss) on sale of loans held for sale	112	(91)
Net gain on other assets	39	—
Net loss on tax credit investments	(201)	(227)
Other	1,111	925
Total noninterest income	10,924	11,322
Noninterest expense:
Salaries and employee benefits	18,133	16,616
Occupancy and equipment	3,730	3,756
Professional services	1,495	1,656
Computer and data processing	4,691	3,979
Supplies and postage	490	541
FDIC assessments	1,115	513
Advertising and promotions	314	380
Amortization of intangibles	234	254
Other	3,459	2,440
Total noninterest expense	33,661	30,135
Income before income taxes	14,864	18,426
Income tax expense	2,775	3,443
Net income	$12,089	$14,983
Preferred stock dividends	365	365
Net income available to common shareholders	$11,724	$14,618
Earnings per common share (Note 3):
Basic	$0.76	$0.94
Diluted	$0.76	$0.93
Cash dividends declared per common share	$0.30	$0.29

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2023	2022
Net income	$12,089	$14,983
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	10,634	(55,773)
Hedging derivative instruments	(663)	1,838
Pension and post-retirement obligations	144	48
Total other comprehensive income (loss), net of tax	10,115	(53,887)
Comprehensive income (loss)	$22,204	$(38,904)

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2023 and 2022

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2022	$17,292	$161	$126,636	$421,340	$(137,487)	$(22,337)	$405,605
Comprehensive income:
Net income	—	—	—	12,089	—	—	12,089
Other comprehensive income, net of tax	—	—	—	—	10,115	—	10,115
Purchases of common stock for treasury	—	—	—	—	—	(561)	(561)
Share-based compensation plans:
Share-based compensation	—	—	551	—	—	—	551
Restricted stock units released	—	—	(1,711)	—	—	1,711	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.30 per share	—	—	—	(4,611)	—	—	(4,611)
Balance at March 31, 2023	$17,292	$161	$125,476	$428,453	$(127,372)	$(21,187)	$422,823

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2021	$17,292	$161	$126,105	$384,007	$(13,207)	$(9,216)	$505,142
Comprehensive income:
Net income	—	—	—	14,983	—	—	14,983
Other comprehensive loss, net of tax	—	—	—	—	(53,887)	—	(53,887)
Purchases of common stock for treasury	—	—	—	—	—	(15,026)	(15,026)
Share-based compensation plans:
Share-based compensation	—	—	443	—	—	—	443
Restricted stock units released	—	—	(667)	—	—	667	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.29 per share	—	—	—	(4,444)	—	—	(4,444)
Balance at March 31, 2022	$17,292	$161	$125,881	$394,181	$(67,094)	$(23,575)	$446,846

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$12,089	$14,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,068	1,918
Net amortization of premiums on securities	882	1,443
Provision for credit losses	4,214	2,319
Share-based compensation	551	443
Deferred income tax benefit	417	554
Proceeds from sale of loans held for sale	3,416	11,383
Originations of loans held for sale	(3,436)	(10,816)
Income on company owned life insurance	(994)	(833)
Net (gain) loss on sale of loans held for sale	(112)	91
Net gain on other assets	(39)	—
Increase in other assets	8,319	1,083
(Decrease) increase in other liabilities	(20,813)	21,626
Net cash provided by operating activities	6,562	44,194
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	—	(50,669)
Held to maturity	(898)	(17,882)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale securities	22,461	33,620
Held to maturity	9,704	12,062
Net loan originations	(194,972)	(54,999)
Purchases of company owned life insurance	(12)	(10)
Purchases of premises and equipment	(848)	(1,216)
Net cash used in investing activities	(164,565)	(79,094)
Cash flows from financing activities:
Net increase in deposits	211,883	175,842
Net decrease in short-term borrowings	(89,000)	(30,000)
Proceeds from long-term borrowings	50,000	—
Purchases of common stock for treasury	(561)	(15,026)
Cash dividends paid to common and preferred shareholders	(4,811)	(4,624)
Net cash provided by financing activities	167,511	126,192
Net increase in cash and cash equivalents	9,508	91,292
Cash and cash equivalents, beginning of period	130,466	79,112
Cash and cash equivalents, end of period	$139,974	$170,404

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Company provides diversified financial services through its subsidiaries, Five Star Bank, SDN Insurance Agency, LLC (“SDN”), Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank also has commercial loan production offices in Ellicott City (Baltimore), Maryland and Syracuse, New York, and indirect lending network relationships with franchised automobile dealers in the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients. On May 1, 2023, the Company announced the completion of the merger of HNP Capital with and into Courier Capital. Refer to Note 17. Subsequent Event, for further details on the merger. Courier Capital and HNP Capital provide customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. Corn Hill Innovations Lab, LLC (“CHIL”), which oversaw the Company’s Banking-as-a-Service (“BaaS”) and financial technology (“FinTech”) relationships, was dissolved on March 28, 2023, and all assets and liabilities were transferred to the Bank.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income or shareholders’ equity as previously reported.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates relate to the determination of the allowance for credit losses.

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	2023	2022
Supplemental information:
Cash paid for interest	$28,666	$4,623
Cash paid (refunded) for income taxes	1,134	(441)
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	101	—
Accrued and declared unpaid dividends	4,976	4,809

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. ASU 2022-02 became effective for the Company on January 1, 2023 and was applied on a prospective basis. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. See Note 5. Loans, for additional information regarding loan refinancings and restructurings made when a borrower is experiencing financial difficulties and updates to vintage disclosures.

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The ASU expands the scope in which an entity can apply the portfolio layer method of hedge accounting, allowing for more consistent accounting for similar hedges. The amendments in this update became effective for the Company on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Standards Not Yet Effective

In March 2023, the FASB issued ASU No. 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The ASU allows for entities to consistently account for tax credit equity investments utilizing the proportional amortization method across all types of tax credits when certain requirement are met. The election of proportional amortization method must be made on a programmatic basis rather than an individual investment basis. For previously held tax credit investments, the amendments will be applied either on a modified retrospective basis or a retrospective basis. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

The Company incurred total pre-tax expense related to the branch closures in 2020 of approximately $1.7 million, including approximately $0.2 million in employee severance, $0.5 million in lease termination costs and $1.0 million in valuation adjustments on branch facilities. Additional related restructuring charges of $1.6 million and $111 thousand were incurred in 2022 and 2021, respectively, as a result of property valuation adjustments to write-down certain real estate assets to fair market value based on existing purchase offers and current market conditions. There were no restructuring charges incurred for the three months ended March 31, 2023.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.) RESTRUCTURING CHARGES (Continued)

The following table represents the changes in the restructuring reserve (in thousands):

	Three months ended March 31,
	2023	2022
Balance at beginning of period	$302	$445
Cash payments	(14)	(22)
Balance at end of period	$288	$423

In contemplation of the transactions noted above, certain long-lived assets have met the held for sale criteria as of March 31, 2023. Long lived assets held for sale totaled $1.5 million as of March 31, 2023 and December 31, 2022, and are included in other assets on the Company’s consolidated statements of financial condition.

(3.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended March 31,
	2023	2022
Net income available to common shareholders	$11,724	$14,618
Weighted average common shares outstanding:
Total shares issued	16,100	16,100
Unvested restricted stock awards	(6)	(5)
Treasury shares	(746)	(518)
Total basic weighted average common shares outstanding	15,348	15,577
Incremental shares from assumed:
Vesting of restricted stock awards	87	122
Total diluted weighted average common shares outstanding	15,435	15,699
Basic earnings per common share	$0.76	$0.94
Diluted earnings per common share	$0.76	$0.93

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive (in thousands):

	Three months ended March 31,
	2023	2022
Restricted stock awards	3	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2023
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$24,535	$—	$2,877	$21,658
Mortgage-backed securities:
Federal National Mortgage Association	536,221	—	68,817	467,404
Federal Home Loan Mortgage Corporation	398,487	—	62,373	336,114
Government National Mortgage Association	111,527	1	18,295	93,233
Collateralized mortgage obligations:
Federal National Mortgage Association	11,938	—	2,326	9,612
Federal Home Loan Mortgage Corporation	21,143	—	4,064	17,079
Privately issued	—	342	—	342
Total mortgage-backed securities	1,079,316	343	155,875	923,784
Total available for sale securities	$1,103,851	$343	$158,752	$945,442
Securities held to maturity:
U.S. Government agency and government sponsored enterprises	$16,400	$—	$544	$15,856
State and political subdivisions	93,678	32	6,012	87,698
Mortgage-backed securities:
Federal National Mortgage Association	6,038	—	457	5,581
Federal Home Loan Mortgage Corporation	7,786	—	1,256	6,530
Government National Mortgage Association	21,783	—	1,723	20,060
Collateralized mortgage obligations:
Federal National Mortgage Association	13,536	—	963	12,573
Federal Home Loan Mortgage Corporation	16,781	—	1,022	15,759
Government National Mortgage Association	4,055	—	300	3,755
Total mortgage-backed securities	69,979	—	5,721	64,258
Total held to maturity securities	180,057	$32	$12,277	$167,812
Allowance for credit losses – securities	(5)
Total held to maturity securities, net	$180,052
December 31, 2022
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$24,535	$—	$3,420	$21,115
Mortgage-backed securities:
Federal National Mortgage Association	545,797	—	76,193	469,604
Federal Home Loan Mortgage Corporation	410,829	—	68,608	342,221
Government National Mortgage Association	112,202	1	18,037	94,166
Collateralized mortgage obligations:
Federal National Mortgage Association	12,175	—	2,603	9,572
Federal Home Loan Mortgage Corporation	21,519	—	4,163	17,356
Privately issued	—	337	—	337
Total mortgage-backed securities	1,102,522	338	169,604	933,256
Total available for sale securities	$1,127,057	$338	$173,024	$954,371

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2022 (continued)
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$16,363	$—	$848	$15,515
State and political subdivisions	97,583	24	7,172	90,435
Mortgage-backed securities:
Federal National Mortgage Association	8,332	—	582	7,750
Federal Home Loan Mortgage Corporation	7,959	—	1,396	6,563
Government National Mortgage Association	22,541	—	2,116	20,425
Collateralized mortgage obligations:				-
Federal National Mortgage Association	14,268	—	1,119	13,149
Federal Home Loan Mortgage Corporation	17,712	—	1,253	16,459
Government National Mortgage Association	4,222	—	330	3,892
Total mortgage-backed securities	75,034	—	6,796	68,238
Total held to maturity securities	188,980	$24	$14,816	$174,188
Allowance for credit losses – securities	(5)
Total held to maturity securities, net	$188,975

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $2.0 million and $2.1 million as of March 31, 2023 and December 31, 2022, respectively. For held to maturity (“HTM”) debt securities, AIR totaled $1.0 million and $695 thousand as of March 31, 2023 and December 31, 2022, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three months ended March 31, 2023 and 2022, credit loss (credit) expense for HTM investment securities was a credit of less than $1 thousand in each period.

Investment securities with a total fair value of $891.5 million and $850.4 million at March 31, 2023 and December 31, 2022, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities available for sale for the three months ended March 31, 2023 and 2022.

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2023 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$6	$6
Due from one to five years	94,972	88,334
Due after five years through ten years	136,369	121,867
Due after ten years	872,504	735,235
Total available for sale securities	$1,103,851	$945,442
Debt securities held to maturity:
Due in one year or less	$29,636	$29,584
Due from one to five years	41,802	41,036
Due after five years through ten years	39,142	36,799
Due after ten years	69,477	60,393
Total held to maturity securities	$180,057	$167,812

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2023
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$21,658	$2,877	$21,658	$2,877
Mortgage-backed securities:
Federal National Mortgage Association	276	3	467,128	68,814	467,404	68,817
Federal Home Loan Mortgage Corporation	8,698	514	327,416	61,859	336,114	62,373
Government National Mortgage Association	138	3	93,071	18,292	93,209	18,295
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	9,612	2,326	9,612	2,326
Federal Home Loan Mortgage Corporation	—	—	17,079	4,064	17,079	4,064
Total mortgage-backed securities	9,112	520	914,306	155,355	923,418	155,875
Total available for sale securities	9,112	520	935,964	158,232	945,076	158,752
Total AFS debt securities with unrealized losses	$9,112	$520	$935,964	$158,232	$945,076	$158,752
December 31, 2022
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$21,115	$3,420	$21,115	$3,420
Mortgage-backed securities:
Federal National Mortgage Association	154,006	14,708	315,598	61,485	469,604	76,193
Federal Home Loan Mortgage Corporation	28,493	2,199	313,728	66,409	342,221	68,608
Government National Mortgage Association	10,301	921	83,841	17,116	94,142	18,037
Collateralized mortgage obligations:
Federal National Mortgage Association	1,000	94	8,572	2,509	9,572	2,603
Federal Home Loan Mortgage Corporation	—	—	17,356	4,163	17,356	4,163
Total mortgage-backed securities	193,800	17,922	739,095	151,682	932,895	169,604
Total available for sale securities	193,800	17,922	760,210	155,102	954,010	173,024
Total AFS debt securities with unrealized losses	$193,800	$17,922	$760,210	$155,102	$954,010	$173,024

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The total number of available for sale securities positions in the investment portfolio, for which an allowance for credit losses has not been recorded, in the investment portfolio in an unrealized loss position at March 31, 2023 was 222 compared to 226 at December 31, 2022. At March 31, 2023, the Company had positions in 189 investment securities with a fair value of $936.0 million and a total unrealized loss of $158.2 million that had been in a continuous unrealized loss position for more than 12 months. At March 31, 2023, there were a total of 33 securities positions in the Company’s investment portfolio with a fair value of $9.1 million and a total unrealized loss of $520 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2022, the Company had a position in 127 investment securities with a fair value of $760.2 million and a total unrealized loss of $155.1 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2022, there were a total of 99 securities positions in the Company’s investment portfolio with a fair value of $193.8 million and a total unrealized loss of $17.9 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of March 31, 2023 and December 31, 2022, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of March 31, 2023, $87.3 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $6.0 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and $0.4 million in non-rated bonds all of which mature in 2023. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2022, $90.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $6.9 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, no municipal bonds were rated below investment grade.

As of March 31, 2023 and December 31, 2022, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
March 31, 2023
Commercial business	$694,427	$683	$695,110
Commercial mortgage	1,845,762	(4,281)	1,841,481
Residential real estate loans	578,363	13,483	591,846
Residential real estate lines	72,793	3,293	76,086
Consumer indirect	984,302	37,900	1,022,202
Other consumer	16,495	112	16,607
Total	$4,192,142	$51,190	4,243,332
Allowance for credit losses – loans			(47,528)
Total loans, net			$4,195,804
December 31, 2022
Commercial business	$663,611	$638	$664,249
Commercial mortgage	1,683,814	(3,974)	1,679,840
Residential real estate loans	576,279	13,681	589,960
Residential real estate lines	74,432	3,238	77,670
Consumer indirect	985,580	38,040	1,023,620
Other consumer	15,002	108	15,110
Total	$3,998,718	$51,731	4,050,449
Allowance for credit losses – loans			(45,413)
Total loans, net			$4,005,036

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $682 thousand and $550 thousand as of March 31, 2023 and December 31, 2022, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2023 and December 31, 2022, AIR for loans totaled $17.0 million and $16.6 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
March 31, 2023
Commercial business	$925	$—	$—	$925	$334	$693,168	$694,427	$233
Commercial mortgage	—	—	—	—	2,550	1,843,212	1,845,762	520
Residential real estate loans	778	49	—	827	3,267	574,269	578,363	3,267
Residential real estate lines	219	30	—	249	159	72,385	72,793	159
Consumer indirect	5,812	1,245	—	7,057	2,487	974,758	984,302	2,487
Other consumer	104	1	4	109	—	16,386	16,495	—
Total loans, gross	$7,838	$1,325	$4	$9,167	$8,797	$4,174,178	$4,192,142	$6,666
December 31, 2022
Commercial business	$176	$10	$—	$186	$340	$663,085	$663,611	$233
Commercial mortgage	—	—	—	—	2,564	1,681,250	1,683,814	659
Residential real estate loans	1,306	28	—	1,334	4,071	570,874	576,279	4,071
Residential real estate lines	264	102	—	366	142	73,924	74,432	142
Consumer indirect	12,637	2,073	—	14,710	3,079	967,791	985,580	3,079
Other consumer	111	1	1	113	1	14,888	15,002	1
Total loans, gross	$14,494	$2,214	$1	$16,709	$10,197	$3,971,812	$3,998,718	$8,185

There were $4 thousand and $1 thousand of consumer overdrafts which were past due greater than 90 days as of March 31, 2023 and December 31, 2022, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2023 and 2022. Estimated interest income of $122 thousand and $161 thousand for the three months ended March 31, 2023 and 2022, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

Loan Modifications for Borrower Experiencing Financial Difficulty

Loans may be modified when it is determined that a borrower is experiencing financial difficulty. Loan modifications may include principal forgiveness, interest rate reduction, an other-than-insignificant payment delay, and term extensions, or a combination of these concessions.

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted as of March 31, 2023 (in thousands):

	Term Extension
	Amortized Cost Basis	% of Total Loans
Loan Type
Commercial business	$-	0.00%
Commercial mortgage	-	0.00%
Residential real estate loans	158	0.03%
Residential real estate lines	-	0.00%
Consumer indirect	-	0.00%
Other consumer	-	0.00%
Total	$158	0.00%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.0 years to the life of the loan, which reduced monthly payment amount for the borrower.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the three months ended March 31, 2023 (in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Commercial business	$-	$-	$-
Commercial mortgage	-	-	-
Residential real estate loans	158	-	-
Residential real estate lines	-	-	-
Consumer indirect	-	-	-
Other consumer	-	-	-
Total	$158	$-	$-

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured when a borrower is experiencing financial difficulty, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of March 31, 2023 and December 31, 2022 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
March 31, 2023
Commercial business	$3,307	$78	$3,385	$732
Commercial mortgage	—	18,546	18,546	1,140
Total	$3,307	$18,624	$21,931	$1,872

December 31, 2022
Commercial business	$147	$993	$1,140	$126
Commercial mortgage	—	21,592	21,592	1,152
Total	$147	$22,585	$22,732	$1,278

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

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2023
Commercial Business:
Uncriticized	$28,923	$152,049	$94,802	$46,348	$26,149	$64,882	$252,189	$—	$665,342
Special mention	—	237	2,388	18,995	12	187	3,272	—	25,091
Substandard	—	41	1,002	1,295	77	1,392	870	—	4,677
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Business loans	$28,923	$152,327	$98,192	$66,638	$26,238	$66,461	$256,331	$—	$695,110
Current period gross write-offs	$—	$5	$—	$7	$5	$10	$—	$—	$27

Commercial Mortgage:
Uncriticized	$167,701	$506,777	$382,081	$244,874	$155,960	$342,082	$—	$—	$1,799,475
Special mention	—	—	—	10,118	—	12,033	—	—	22,151
Substandard	—	343	202	105	75	19,130	—	—	19,855
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Mortgage loans	$167,701	$507,120	$382,283	$255,097	$156,035	$373,245	$—	$—	$1,841,481
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2022
Commercial Business
Uncriticized	$146,581	$105,001	$61,115	$29,644	$39,625	$21,467	$244,848	$—	$648,281
Special mention	238	2,351	8,736	7	5	—	1,809	—	13,146
Substandard	—	72	—	42	516	1,034	1,158	—	2,822
Doubtful	—	—	—	—	—	—	—	—	—
Total	$146,819	$107,424	$69,851	$29,693	$40,146	$22,501	$247,815	$—	$664,249
Commercial Mortgage
Uncriticized	$464,863	$380,138	$260,463	$171,918	$116,770	$248,771	$—	$—	$1,642,923
Special mention	—	—	2,319	136	—	11,784	—	—	14,239
Substandard	2,987	202	105	78	10,104	9,202	—	—	22,678
Doubtful	—	—	—	—	—	—	—	—	—
Total	$467,850	$380,340	$262,887	$172,132	$126,874	$269,757	$—	$—	$1,679,840

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2023
Residential Real Estate Loans
Performing	$14,093	$80,513	$84,985	$116,787	$75,111	$217,090	$—	$—	$588,579
Nonperforming	—	104	424	575	430	1,734	—	—	3,267
Total Residential Real Estate Loans	$14,093	$80,617	$85,409	$117,362	$75,541	$218,824	$—	$—	$591,846
Current period gross write-offs	$—	$—	$—	$—	$32	$31	$—	$—	$63

Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$69,849	$6,078	$75,927
Nonperforming	—	—	—	—	—	—	41	118	159
Total Residential Real Estate Lines	$—	$—	$—	$—	$—	$—	$69,890	$6,196	$76,086
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$3	$13	$16

Consumer Indirect
Performing	$84,318	$418,196	$305,429	$112,809	$51,838	$47,125	$—	$—	$1,019,715
Nonperforming	—	864	903	337	228	155	—	—	2,487
Total Consumer Indirect Loans	$84,318	$419,060	$306,332	$113,146	$52,066	$47,280	$—	$—	$1,022,202
Current period gross write-offs	$3	$1,322	$1,692	$497	$586	$520	$—	$—	$4,620

Other Consumer
Performing	$3,748	$5,367	$2,285	$1,735	$565	$420	$2,483	$—	$16,603
Nonperforming	—	—	—	—	—	—	4	—	4
Total Other Consumer Loans	$3,748	$5,367	$2,285	$1,735	$565	$420	$2,487	$—	$16,607
Current period gross write-offs	$265	$34	$48	$9	$5	$8	$13	$—	$382

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2022
Residential Real Estate Loans
Performing	$79,882	$85,821	$118,819	$76,437	$55,520	$169,410	$—	$—	$585,889
Nonperforming	—	305	510	795	677	1,784	—	—	4,071
Total	$79,882	$86,126	$119,329	$77,232	$56,197	$171,194	$—	$—	$589,960
Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$70,942	$6,586	$77,528
Nonperforming	—	—	—	—	—	—	34	108	142
Total	$—	$—	$—	$—	$—	$—	$70,976	$6,694	$77,670
Consumer Indirect
Performing	$440,332	$331,902	$126,664	$59,981	$39,352	$22,310	$—	$—	$1,020,541
Nonperforming	748	1,209	432	381	205	104	—	—	3,079
Total	$441,080	$333,111	$127,096	$60,362	$39,557	$22,414	$—	$—	$1,023,620
Other Consumer
Performing	$6,463	$2,664	$2,043	$761	$213	$308	$2,656	$—	$15,108
Nonperforming	—	—	—	—	—	—	2	—	2
Total	$6,463	$2,664	$2,043	$761	$213	$308	$2,658	$—	$15,110
Allowance for Credit Losses – Loans

The following table sets forth the changes in the allowance for credit losses – loans for the three months ended March 31, 2023 and 2022 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended March 31, 2023
Allowance for credit losses – loans:
Beginning balance	$12,585	$14,412	$3,301	$608	$14,238	$269	$45,413
Charge-offs	(27)	—	(63)	(16)	(4,620)	(382)	(5,108)
Recoveries	151	2	5	—	2,782	79	3,019
Provision	202	781	970	59	1,717	475	4,204
Ending balance	$12,911	$15,195	$4,213	$651	$14,117	$441	$47,528

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended March 31, 2022
Allowance for credit losses – loans:
Beginning balance	$11,099	$14,777	$1,604	$379	$11,611	$206	$39,676
Charge-offs	(51)	—	—	—	(2,486)	(376)	(2,913)
Recoveries	88	1	5	5	1,936	91	2,126
Provision (benefit)	(1,015)	(1,032)	243	41	3,507	333	2,077
Ending balance	$10,121	$13,746	$1,852	$425	$14,568	$254	$40,966

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Risk Characteristics

Commercial business loans primarily consist of loans to small to mid-sized businesses in our market area in a diverse range of industries. These loans are typically associated with higher credit risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The credit risk related to commercial loans is largely influenced by general economic conditions, and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, potentially resulting in higher losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral securing the loan. Economic events, including inflation influencing the ability of the tenants to pay rent at these properties, or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties.

Residential real estate loans (comprised of conventional mortgages and home equity loans) and residential real estate lines of credit (comprised of home equity lines of credit) are generally made based on the borrower’s ability to make repayment from his or her employment and other income but are secured by real property whose value tends to be more easily ascertainable. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral.

Consumer indirect and other consumer loans may entail greater credit risk than residential mortgage loans and home equities, particularly in the case of other consumer loans which are unsecured or, in the case of indirect consumer loans, secured by depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by inflation and adverse personal circumstances such as job loss, illness or personal bankruptcy, including the heightened risk that such circumstances may arise as a result of inflation. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.
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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		March 31,	December 31,
	Balance Sheet Location	2023	2022
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$36,960	$36,723
Accumulated amortization	Other assets	(6,010)	(5,603)
Net book value		$30,950	$31,120

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$33,148	$33,229

The weighted average remaining lease term for operating leases was 21.9 years at March 31, 2023 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.89%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LEASES (Continued)

The following table represents lease costs and other lease information:

	Three months ended March 31,
	2023	2022
Lease costs:
Operating lease costs	$776	$668
Variable lease costs (1)	117	113
Sublease income	(24)	(12)
Net lease costs	$869	$769

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$690	$643
Right of use assets obtained in exchange for new operating lease liabilities	$323	$90

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at March 31, 2023 (in thousands):

Twelve months ended March 31,
2024	$2,248
2025	2,899
2026	2,795
2027	2,641
2028	2,612
Thereafter	39,337
Total future minimum operating lease payments	52,532
Amounts representing interest	(19,384)
Present value of net future minimum operating lease payments	$33,148

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $67.1 million as of both March 31, 2023 and December 31, 2022. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	All Other (1)	Total
Balance, December 31, 2022	$48,536	$18,535	$67,071
Acquisitions	—	—	—
Balance, March 31, 2023	$48,536	$18,535	$67,071

(1) All Other includes the SDN, Courier Capital and HNP Capital reporting units

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the continued capital markets downturn due to macroeconomic pressures, including inflation, along with the sharp decline in the overall bank industry as a result of the collapses of Silicon Valley Bank and Signature Bank in March 2023, a goodwill impairment test was performed in the first quarter of 2023. Based on its qualitative assessment, the Company concluded that it was not more likely than not that goodwill was impaired as of March 31, 2023. Therefore, no quantitative assessment was deemed necessary as of March 31, 2023.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,042)	(2,042)
Net book value	$—	$—

Other intangibles:
Gross carrying amount	$14,545	$14,545
Accumulated amortization	(8,436)	(8,202)
Net book value	$6,109	$6,343

Amortization expense for total other intangible assets was $234 thousand for the three months ended March 31, 2023, and $254 thousand for the three months ended March 31, 2022. As of March 31, 2023, the estimated amortization expense of other intangible assets for the remainder of 2023 and each of the next five years is as follows (in thousands):

2023 (remainder of year)	$676
2024	838
2025	766
2026	694
2027	623
2028	551
Thereafter	1,961
Total	6,109

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of the dates indicated are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Other Assets:
Operating lease right of use assets	$30,950	$31,120
Tax credit investments	57,137	55,568
Derivative instruments	42,849	54,557
Net deferred tax asset	49,528	53,427
Other	69,297	68,320
Total other assets	$249,761	$262,992

	March 31,	December 31,
	2023	2022
Other Liabilities:
Operating lease right of use obligations	$33,148	$33,229
Derivative instruments	36,809	47,751
Collateral on derivative instruments	43,580	54,300
Accrued interest expense	12,693	5,983
Other	36,333	41,758
Total other liabilities	$162,563	$183,021

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the three months ended March 31, 2023 and in 2022, such derivatives were used to hedge the variable cash flows associated with short-term borrowings or brokered CDs. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows as of March 31, 2023 (dollars in thousands):

Effective Date	Expiration Date	Notional Amount	Pay Fixed Rate
4/11/2022	4/11/2027	$50,000	0.787%
1/24/2023	1/24/2026	$30,000	3.669%

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $2.3 million in accumulated other comprehensive loss related to derivatives will be reclassified as a decrease to interest expense.

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

(9.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of March 31, 2023 and December 31, 2022 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount			Fair value			Fair value
	March 31, 2023	December 31, 2022	Balance sheet line item	March 31, 2023	December 31, 2022	Balance sheet line item	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Cash flow hedges	$80,000	$50,000	Other assets	$5,972	$6,725	Other liabilities	$—	$—
Total derivatives	$80,000	$50,000		$5,972	$6,725		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	1,040,437	1,006,386	Other assets	36,784	47,736	Other liabilities	36,788	47,738
Credit contracts	84,529	104,497	Other assets	—	—	Other liabilities	—	—
Mortgage banking	11,027	7,884	Other assets	93	96	Other liabilities	21	13
Total derivatives	$1,135,993	$1,118,767		$36,877	$47,832		$36,809	$47,751

(1)
The Company has posted collateral of $43.6 million and $54.3 million against its net obligations under these contracts at March 31, 2023 and December 31, 2022, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2023 and 2022 (in thousands):

		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended March 31,
Undesignated derivatives	recognized in income	2023	2022
Interest rate swaps	Income from derivative instruments, net	501	762
Credit contracts	Income from derivative instruments, net	7	—
Mortgage banking	Income from derivative instruments, net	(12)	(243)
Total undesignated		$496	$519

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three months ended March 31, 2023 and 2022:

	Outstanding	Treasury	Issued

Shares at December 31, 2022	15,340,001	759,555	16,099,556
Restricted stock units released	58,188	(58,188)	—
Treasury stock purchases	(22,710)	22,710	—
Shares at March 31, 2023	15,375,479	724,077	16,099,556

2022
Shares at December 31, 2021	15,745,453	354,103	16,099,556
Restricted stock units released	23,271	(23,271)	—
Treasury stock purchases	(469,647)	469,647	—
Shares at March 31, 2022	15,299,077	800,479	16,099,556

Share Repurchase Programs

In June 2022, the Company's Board of Directors (the “Board”) authorized a share repurchase program for up to 766,447 shares of common stock (the “2022 Share Repurchase Program”). Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. As of March 31, 2023, there were 766,447 shares remaining for repurchase under the 2022 Share Repurchase Program.

In November 2020, the Board authorized a share repurchase program for up to 801,879 shares of common stock (the “2020 Share Repurchase Program”). The 2020 Share Repurchase Program was completed in March 2022. Under the 2020 Share Repurchase Program, 461,191 shares were repurchased at an average price of $31.99 during the three months ended March 31, 2022, and 340,688 shares were repurchased during the year ended December 31, 2021.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2023
Securities available for sale and transferred securities:
Change in unrealized gain during the period	$14,278	$3,658	$10,620
Reclassification adjustment for net gains included in net income (1)	19	5	14
Total securities available for sale and transferred securities	14,297	3,663	10,634
Hedging derivative instruments:
Change in unrealized loss during the period	(891)	(228)	(663)
Pension obligations:
Amortization of prior service credit included in income	(122)	(31)	(91)
Amortization of net actuarial loss included in income	316	81	235
Total pension obligations	194	50	144
Other comprehensive income	$13,600	$3,485	$10,115

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2022
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(75,017)	$(19,221)	$(55,796)
Reclassification adjustment for net gains included in net income (1)	31	8	23
Total securities available for sale and transferred securities	(74,986)	(19,213)	(55,773)
Hedging derivative instruments:
Change in unrealized gain during the period	2,471	633	1,838
Pension and post-retirement obligations:
Amortization of prior service credit included in income	—	—	—
Amortization of net actuarial loss included in income	64	16	48
Total pension and post-retirement obligations	64	16	48
Other comprehensive loss	$(72,451)	$(18,564)	$(53,887)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
March 31, 2023
Balance at beginning of period	$4,735	$(128,634)	$(13,588)	$(137,487)
Other comprehensive (loss) income before reclassifications	(663)	10,620	—	9,957
Amounts reclassified from accumulated other comprehensive income	—	14	144	158
Net current period other comprehensive (loss) income	(663)	10,634	144	10,115
Balance at end of period	$4,072	$(118,000)	$(13,444)	$(127,372)

March 31, 2022
Balance at beginning of period	$1,160	$(4,971)	$(9,396)	$(13,207)
Other comprehensive income (loss) before reclassifications	1,838	(55,796)	—	(53,958)
Amounts reclassified from accumulated other comprehensive income	—	23	48	71
Net current period other comprehensive income (loss)	1,838	(55,773)	48	(53,887)
Balance at end of period	$2,998	$(60,744)	$(9,348)	$(67,094)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2023 and 2022 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended March 31,
	2023	2022
Realized loss on sale of investment securities	$—	$—	Net (loss) gain on investment securities
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	(19)	(31)	Interest income
	(19)	(31)	Total before tax
	5	8	Income tax expense
	(14)	(23)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	122	—	Salaries and employee benefits
Net actuarial losses (1)	(316)	(64)	Salaries and employee benefits
	(194)	(64)	Total before tax
	50	16	Income tax benefit
	(144)	(48)	Net of tax
Total reclassified for the period	$(158)	$(71)

(1) These items are included in the computation of net periodic pension expense. See Note 13. Employee Benefit Plans, for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) SHARE-BASED COMPENSATION PLANS

The Company maintains certain share-based compensation plans, approved by the Company’s shareholders, that are administered by the Management Development and Compensation Committee (the “MD&C Committee”) of the Board. The share-based compensation plans were established to allow for granting of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the long-term growth and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) shown in the table below during the three months ended March 31, 2023.

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
RSUs	132,310	$16.65
PSUs	53,060	16.66

The grant-date fair value for the RSUs and PSUs granted during the three months ended March 31, 2023 was equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The RSUs granted during the three months ended March 31, 2023 will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.

The Company awarded grants of PSUs to certain members of management during the three months ended March 31, 2023. Fifty percent of shares subject to each grant that ultimately vest are contingent on achieving specified return on average equity (“ROAE”) targets relative to the market index the MD&C Committee has selected as a peer group for this purpose. These shares will be earned based on the Company’s achievement of a relative ROAE performance requirement, on a percentile basis, compared to the market index over a three-year performance period ending December 31, 2025. The shares earned based on the achievement of the ROAE performance requirement, if any, will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company. The remaining fifty percent of the PSUs that ultimately vest are contingent upon achievement of an average return on average assets (“ROAA”) performance requirement over a three-year performance period ending December 31, 2025. The shares earned based on the achievement of the ROAA performance requirement, if any, will vest of the third anniversary of the grant date assuming the recipient's continuous service to the Company.

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

	Three months ended March 31,
	2023	2022
Salaries and employee benefits	$510	$406
Other noninterest expense	41	37
Total share-based compensation expense	$551	$443

Income tax benefit realized for compensation costs	$368	$191

As of March 31, 2023, there was $6.0 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.35 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Service cost	$448	$872
Interest cost on projected benefit obligation	855	647
Expected return on plan assets	(878)	(1,141)
Amortization of unrecognized prior service credit	(122)	—
Amortization of unrecognized net actuarial loss	316	65
Net periodic benefit expense	$619	$443

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

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Commitments to extend credit	$1,326,003	$1,435,323
Standby letters of credit	15,576	17,181

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

Unfunded Commitments

At March 31, 2023 and December 31, 2022, the allowance for credit losses for unfunded commitments totaled $4.1 million at each date, and was included in other liabilities on the Company’s consolidated statements of financial condition. The credit loss expense for unfunded commitments was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Credit loss expense for unfunded commitments	$11	$241

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) COMMITMENTS AND CONTINGENCIES (Continued)

Contingent Liabilities and Litigation

In the ordinary course of business, there are various threatened and pending legal proceedings against the Company. Management believes that the aggregate liability, if any, arising from such litigation, except for the matter described below, would not have a material adverse effect on the Company’s consolidated financial statements.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 9, 2023 and as disclosed in Part II, Item 1 of this Quarterly Report on Form 10-Q, the Company is party to an action filed against it on May 16, 2017 by Matthew L. Chipego, Charlene Mowry, Constance C. Churchill and Joseph W. Ewing in the Court of Common Pleas in Philadelphia, Pennsylvania. Plaintiffs sought and were granted class certification to represent classes of consumers in New York and Pennsylvania seeking to recover statutory damages, interest and declaratory relief. The plaintiffs specifically claim that the notices the Bank sent to defaulting consumers after their vehicles were repossessed did not comply with the relevant portions of the Uniform Commercial Code in New York and Pennsylvania. The Company disputes and believes it has meritorious defenses against these claims and plans to vigorously defend itself.

On September 30, 2021, the Court granted plaintiffs’ motion for class certification and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). There are approximately 5,200 members in the New York classes and 300 members in the Pennsylvania classes.

On September 26, 2022, the lower Court denied the plaintiffs’ motion for partial summary judgment for most of the relief they seek and found that there were questions of fact as to whether the members of the class had purchased the subject vehicles for “consumer use” within the meaning of the relevant statutes. The Court also denied the Company’s motion for partial summary judgment and seeking an offset in the form of recoupment reducing any liability that may be imposed against the Company by the amounts that the borrowers owe for failing to repay their motor vehicle loans, determining that the Court could not enter a judgment on recoupment – which is a set off from liability – without first determining whether there was liability. Also pending with the lower Court is the Company’s motion to compel discovery.

On October 7, 2022, the Superior Court of Pennsylvania granted the Company’s December 20, 2021 Request for an Interlocutory Appeal of the denial of the Company’s motion to dismiss the claims brought by New York borrowers for lack of subject matter jurisdiction and lack of standing. The case is stayed until the appeal is decided by the Superior Court.

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

(15.) FAIR VALUE MEASUREMENTS

Determination of Fair Value – Assets Measured at Fair Value on a Recurring and Nonrecurring Basis

Valuation Hierarchy

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. There have been no changes in the valuation techniques used during the current period. The fair value hierarchy is as follows:

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

(15.) FAIR VALUE MEASUREMENTS (Continued)

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

(15.) FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and nonrecurring basis as of the dates indicated (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2023
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$21,658	$—	$21,658
Mortgage-backed securities	—	923,784	—	923,784
Other assets:
Hedging derivative instruments	—	5,972	—	5,972
Fair value adjusted through comprehensive income	$—	$951,414	$—	$951,414
Other assets:
Derivative instruments – interest rate swaps	—	36,784	—	36,784
Derivative instruments – credit contracts	—	—	—	-
Derivative instruments – mortgage banking	—	93	—	93
Other liabilities:
Derivative instruments – interest rate swaps	—	(36,788)	—	(36,788)
Derivative instruments – credit contracts	—	—	—	-
Derivative instruments – mortgage banking	—	(21)	—	(21)
Fair value adjusted through net income	$—	$68	$—	$68
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$682	$—	$682
Collateral dependent loans	—	—	20,059	20,059
Other assets:
Long-lived assets held for sale	—	—	1,509	1,509
Loan servicing rights	—	—	1,453	1,453
Other real estate owned	—	—	101	101
Total	$—	$682	$23,122	$23,804

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2023. There were no liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2023.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.) FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$21,115	$—	$21,115
Mortgage-backed securities	—	933,256	—	933,256
Other assets:
Hedging derivative instruments	—	6,725	—	6,725
Fair value adjusted through comprehensive income	$—	$961,096	$—	$961,096
Other assets:
Derivative instruments – interest rate products	$—	$47,736	$—	$47,736
Derivative instruments – mortgage banking	—	96	—	96
Other liabilities:
Derivative instruments – interest rate products	—	(47,738)	—	(47,738)
Derivative instruments – mortgage banking	—	(13)	—	(13)
Fair value adjusted through net income	$—	$81	$—	$81
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$550	$—	$550
Collateral dependent loans	—	—	21,454	21,454
Other assets:
Long-lived assets held for sale	—	—	1,509	1,509
Loan servicing rights	—	—	1,470	1,470
Other real estate owned	—	—	19	19
Total	$—	$550	$24,452	$25,002

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2023 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$20,059	Appraisal of collateral (1)	Appraisal adjustments (2)	15.7%(3) / 0 - 40%
Loan servicing rights	$1,453	Discounted cash flow	Discount rate	10.4% (3)
			Constant prepayment rate	11.6% (3)
Long-lived assets held for sale	$1,509	Appraisal of collateral (1)	Appraisal adjustments (2)	10 - 108%
Other real estate owned	$101	Appraisal of collateral (1)	Appraisal adjustments (2)	39.0%

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

(15.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended March 31, 2023 and 2022.

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

	Level in	March 31, 2023		December 31, 2022
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$139,974	$139,974	$130,466	$130,466
Securities available for sale	Level 2	945,442	945,442	954,371	954,371
Securities held to maturity, net	Level 2	180,052	167,812	188,975	174,188
Loans held for sale	Level 2	682	682	550	550
Loans	Level 2	4,175,745	4,069,579	3,983,582	3,867,285
Loans (1)	Level 3	20,059	20,059	21,454	21,454
Long-lived assets held for sale	Level 3	1,509	1,509	1,509	1,509
Accrued interest receivable	Level 1	20,167	20,167	19,371	19,371
Derivative instruments – cash flow hedges	Level 2	5,972	5,972	6,725	6,725
Derivative instruments – interest rate products	Level 2	36,784	36,784	47,736	47,736
Derivative instruments – mortgage banking	Level 2	93	93	96	96
FHLB and FRB stock	Level 2	17,630	17,630	19,385	19,385
Financial liabilities:
Non-maturity deposits	Level 1	3,669,925	3,669,925	3,646,552	3,646,552
Time deposits	Level 2	1,471,382	1,460,737	1,282,872	1,268,957
Short-term borrowings	Level 1	116,000	116,000	205,000	205,000
Long-term borrowings	Level 2	124,299	121,042	74,222	70,814
Accrued interest payable	Level 1	12,693	12,693	5,983	5,983
Derivative instruments – interest rate products	Level 2	36,788	36,788	47,738	47,738
Derivative instruments – credit contracts	Level 2	—	—	—	—
Derivative instruments – mortgage banking	Level 2	21	21	13	13

(1) Comprised of collateral dependent loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(16.) SEGMENT REPORTING

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands):

	Banking	All Other	Consolidated Totals
March 31, 2023
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	—	6,109	6,109
Total assets	5,927,077	39,915	5,966,992
December 31, 2022
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	—	6,343	6,343
Total assets	5,756,441	40,831	5,797,272

	Banking	All Other	Consolidated Totals
Three months ended March 31, 2023
Net interest income (expense)	$42,875	$(1,060)	$41,815
Provision for credit losses	(4,214)	—	(4,214)
Noninterest income	6,375	4,549	10,924
Noninterest expense	(29,773)	(3,888)	(33,661)
Income (loss) before income taxes	15,263	(399)	14,864
Income tax expense	(2,630)	(145)	(2,775)
Net income (loss)	$12,633	$(544)	$12,089

	Banking	All Other	Consolidated Totals
Three months ended March 31, 2022
Net interest income (expense)	$40,618	$(1,060)	$39,558
Benefit for credit losses	(2,319)	—	(2,319)
Noninterest income	6,627	4,695	11,322
Noninterest expense	(25,872)	(4,263)	(30,135)
Income (loss) before income taxes	$19,054	$(628)	$18,426
Income tax (expense) benefit	(3,636)	193	(3,443)
Net income (loss)	$15,418	$(435)	$14,983

(17.) SUBSEQUENT EVENT

On May 1, 2023, the Company announced the completion of the merger of its wholly-owned SEC-registered investments advisory firms, under which HNP Capital LLC merged with and into Courier Capital LLC. The merger was accounted for under ASC-805-50-15 - “Transactions Between Entities Under Common Control,” as an exchange of assets in which Courier Capital LLC recognizes the assets and liabilities transferred at historical cost basis at the date of transfer.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

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
•
Recent events involving the failure of three financial institutions may adversely affect our business and the market price of our common stock;
•
Lawmakers’ failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs;
•
If we experience greater credit losses than anticipated, earnings may be adversely impacted;
•
Geographic concentration may unfavorably impact our operations;
•
Our commercial business and mortgage loans increase our exposure to credit risks;
•
If our regulators impose limitations on our commercial real estate lending activities, earnings could be adversely affected;
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
•
Any future FDIC insurance premium increases, or special assessment may adversely affect our earnings;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
•
Public health emergencies, like the COVID-19 outbreak, may have an adverse impact on our business and results of operations;
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
•
Negative public opinion could damage our reputation and impact business operations and revenues; and
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

GENERAL

The Parent is a financial holding company headquartered in New York State, providing diversified financial services through its operating subsidiaries, Five Star Bank (the “Bank”), SDN Insurance Agency, LLC (“SDN”), Courier Capital, LLC (“Courier Capital”) and HNP Capital, LLC (“HNP Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York-chartered banking subsidiary, the Bank. The Bank also has commercial loan production offices in Ellicott City (Baltimore), Maryland, and Syracuse, New York, serving the Mid-Atlantic and Central New York regions. Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients. Courier Capital and HNP Capital provide customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. In May 2023, the Company announced the completion of the merger of HNP Capital with and into Courier Capital. Refer to Note 17. Subsequent Event, of the notes to the consolidated financial statements for further details on the merger.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We have evolved to meet changing customer needs by opening what we refer to as financial solution center branches. These financial solution center branches have a smaller footprint than our traditional branches, focus on technology to provide solutions that fit our customer preferences for transacting business with us, and these branches are staffed by certified personal bankers who are trained to meet a broad array of customer needs. We expanded our footprint into the Mid-Atlantic region with the opening of a loan production office in Baltimore, Maryland in February 2022, and further expanded our footprint in Central New York with the opening of a commercial loan production office in Syracuse, New York in January 2023. Additionally, we are focused on the continued expansion of product delivery channels and are investing in our digital banking platform to allow for greater flexibility in the customer experience. We believe that the foregoing factors all help to grow our core deposits, which support a central element of our business strategy – the growth of a diversified and high-quality loan portfolio.

Our Banking-as-a-Service (“BaaS”) and financial technology (“FinTech”) relationships offer BaaS to technology firms and other non-bank financial service providers, allowing them to provide banking services to their clients. With the help of the Bank’s partners, we can offer banking services and products beyond our traditional footprint.

EXECUTIVE OVERVIEW

Summary of 2023 First Quarter Results

Net income decreased $2.9 million to $12.1 million for the first quarter of 2023 compared to $15.0 million for the first quarter of 2022. Net income available to common shareholders for the first quarter of 2023 was $11.7 million, or $0.76 per diluted share, compared with $14.6 million, or $0.93 per diluted share, for the first quarter of 2022. Return on average common equity was 11.87% and return on average assets was 0.84% for the first quarter of 2023 compared to 12.49% and 1.09%, respectively, for the first quarter of 2022.

The decrease in net income for the first quarter of 2023 largely reflected a $4.2 million provision for credit losses as compared to $2.3 million in the first quarter of 2022. Loan loss provision reflected the impact of an increase in the national unemployment forecast and qualitative factors reflecting economic uncertainty associated with higher interest rates. The increase in provision for credit losses in the first quarter of 2023 was primarily driven by higher loan growth and net charge-offs in comparison to the first quarter of 2022. Also contributing to the decrease in net income was a $3.5 million increase in noninterest expense, including a $1.5 million increase in salaries and employee benefits expense and a $1.0 million increase in other expenses.

Net interest income totaled $41.8 million in the first quarter of 2023, an increase of $2.3 million compared to $39.6 million in the first quarter of 2022. Average interest-earning assets for the first quarter of 2023 were $319.1 million higher than the first quarter of 2022 due to a $418.8 million increase in average loans, and an $18.8 million increase in the average balance of federal funds sold and interest-earning deposits, partially offset by a $118.4 million decrease in the average balance of investment securities.

Net interest margin was 3.09% for the first quarter of 2023 compared to 3.11% in the first quarter of 2022, as a result of a shift in mix from lower cost transactional accounts to higher cost time deposits, as well as seasonality and repricing within the public deposit portfolio.

The provision for credit losses – loans was $4.2 million in the first quarter of 2023, compared to a provision of $2.1 million in the first quarter of 2022. Net charge-offs during the recent quarter were $2.1 million compared to $787 thousand in the first quarter of 2022. Net charge-offs expressed as an annualized percentage of average loans outstanding was 0.21% during the first quarter of 2023 compared to 0.09% during the first quarter of 2022. See the “Allowance for Credit Losses – Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision for credit losses – loans and net charge-offs.

Noninterest income totaled $10.9 million in the first quarter of 2023, compared to $11.3 million in the first quarter of 2022. The decrease in noninterest income for the first quarter of 2023 was primarily due to decreases in income from investments in limited partnerships and service charges on deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest expense totaled $33.7 million in the first quarter of 2023, compared to $30.1 million in the first quarter of 2022. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits expense, other expenses, computer and data processing expense, and FDIC assessments. The increase in salaries and employee benefits expense was primarily the result of investments in personnel and hourly wage pressures driven by the current competitive labor market. The increase in other expenses was the result of a combination of factors, including interest charges related to collateral held for derivative transactions, the timing of deposit account-related fraud charge-offs, higher insurance costs and the impact of inflationary pressures. Computer and data processing expense increased due to the timing of our strategic investment in technology, including digital banking initiatives, a customer relationship management solution across all business lines, and Banking-as-a-Service, or BaaS, initiatives. The increase in FDIC assessments was due in part to the impact of an increase in the initial base deposit insurance assessment rate schedules by two basis points.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 9.55%, and 11.93%, respectively, at March 31, 2023. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 79% of revenue during the three months ended March 31, 2023. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

We use interest rate spread and net interest margin to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest-earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (“net free funds”), principally noninterest-bearing demand deposits and shareholders’ equity, also support interest earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt investment securities is computed on a taxable equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2023	2022
Interest income per consolidated statements of income	$63,771	$42,351
Adjustment to fully taxable equivalent basis	121	146
Interest income adjusted to a fully taxable equivalent basis	63,892	42,497
Interest expense per consolidated statements of income	21,956	2,793
Net interest income on a taxable equivalent basis	$41,936	$39,704

Analysis of Net Interest Income for the Three Months Ended March 31, 2023 and 2022

Net interest income on a taxable equivalent basis for the three months ended March 31, 2023, was $41.9 million, an increase of $2.2 million versus the comparable quarter last year of $39.7 million. The increase in net interest income was primarily due to a $21.4 million increase in interest income, resulting from the impact of the interest rate increases having a positive impact on yields, as well an increase in average loans of $418.8 million, or 11%, partially offset by a decrease in average investment securities of $118.4 million, or 8%. The increase in interest income was partially offset by an increase in interest expense of $19.2 million. The increase in interest expense was primarily the result of continued repricing of time deposits at higher rates.

Our net interest margin for the first quarter of 2023 was 3.09%, 2-basis points lower than 3.11% for the same period in 2022 as a result of a shift in our deposit mix from lower cost transactional accounts to higher cost time deposits, as well as seasonality and repricing within the public deposit portfolio.

For the first quarter of 2023, the average yield on average interest earning assets of 4.71% was 139-basis points higher than the first quarter of 2022 of 3.32% due to the increase in market interest rates. Average loan yield increased 164-basis points during the first quarter of 2023 to 5.61% from 3.97% for the same period in 2022. The average yield on investment securities increased 16-basis points during the first quarter of 2023 to 1.90% from 1.74% for the same period in 2022. Overall, a favorable volume variance increased interest income by $4.0 million during the first

MANAGEMENT’S DISCUSSION AND ANALYSIS

quarter of 2023, and the interest earning asset rate changes increased interest income by $17.4 million which collectively drove the $21.4 million increase in interest income.

Average interest-earning assets were $5.49 billion for the first quarter of 2023 compared to $5.17 billion for the first quarter of 2022, an increase of $319.1 million, or 6%, from the comparable quarter last year, with average loans up $418.8 million from $3.70 billion for the first quarter of 2022 to $4.12 billion for the first quarter of 2023, and average securities down $118.4 million from $1.42 billion for the first quarter of 2022 to $1.30 billion for the first quarter of 2023. Securities represented 23.7% of average interest-earning assets during the first quarter of 2023 compared to 27.5% during the first quarter of 2022. The decrease in average investment securities was due to a decrease in the market value of the portfolio due to rising interest rates combined with the use of portfolio cash flow to primarily fund loan originations rather than reinvest in securities. Loans comprised 75.1% of average interest-earning assets during the first quarter of 2023 compared to 71.7% during the first quarter of 2022. The growth in average loans was primarily due to organic growth bolstered by our February 2022 expansion into the Mid-Atlantic Region. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. The average yield on average loans was 5.61% for the first quarter of 2023, an increase of 164-basis points compared to 3.97% for the comparable quarter in 2022 due to the impact of the current rising interest rate environment. An increase in the volume of average loans resulted in a $4.6 million increase in interest income and rate changes increased interest income by $16.2 million.

For the first quarter of 2023, the average cost of average interest-bearing liabilities of 2.12% was 183-basis points higher than the first quarter of 2022 and the average cost of interest-bearing deposits of 1.99% was 181-basis points higher than the first quarter of 2022 due to the rising interest rate environment that occurred in 2022 and continued into 2023.

Average interest-bearing liabilities were $4.19 billion for the first quarter of 2023, compared to $3.90 billion for the first quarter of 2022, an increase of $289.1 million, or 7%. On average, interest-bearing deposits grew $127.9 million from $3.80 billion for the first quarter of 2022 to $3.93 billion for the current quarter and total borrowings increased $161.2 million, from $98.6 million for the first quarter of 2022, to $259.8 million for the current quarter. The increase in average deposits was primarily due to growth in brokered deposits. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $17.6 million higher interest expense during the first quarter of 2023, primarily due to the higher rate market conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (dollars in thousands). Average balances were derived from daily balances.

	Three months ended March 31,
	2023			2022
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$63,311	$616	3.95%	$44,559	$18	0.16%
Investment securities (1):
Taxable	1,215,608	5,601	1.84	1,309,122	5,487	1.68
Tax-exempt (2)	85,898	577	2.69	110,825	695	2.51
Total investment securities	1,301,506	6,178	1.90	1,419,947	6,182	1.74
Loans:
Commercial business	670,354	11,232	6.80	627,915	6,004	3.88
Commercial mortgage	1,744,963	26,400	6.14	1,431,933	13,538	3.83
Residential real estate loans	589,747	5,245	3.56	581,021	4,821	3.32
Residential real estate lines	76,627	1,303	6.89	77,610	679	3.55
Consumer indirect	1,024,362	12,525	4.96	969,441	10,875	4.55
Other consumer	15,156	393	10.51	14,531	381	10.65
Total loans (4)	4,121,209	57,098	5.61	3,702,451	36,298	3.97
Total interest-earning assets	5,486,026	63,892	4.71	5,166,957	42,498	3.32
Less: Allowance for credit losses	(46,668)			(40,795)
Other noninterest-earning assets	404,428			434,154
Total assets	$5,843,786			$5,560,316
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$880,093	1,399	0.64%	$923,425	$283	0.12%
Savings and money market	1,665,075	6,556	1.60	1,948,050	787	0.16
Time deposits	1,382,131	11,339	3.33	927,886	636	0.28
Total interest-bearing deposits	3,927,299	19,294	1.99	3,799,361	1,706	0.18
Short-term borrowings	145,533	1,202	3.35	24,672	28	0.45
Long-term borrowings	114,251	1,460	5.11	73,942	1,060	5.74
Total borrowings	259,784	2,662	4.16	98,614	1,088	4.47
Total interest-bearing liabilities	4,187,083	21,956	2.12	3,897,975	2,794	0.29
Noninterest-bearing demand deposits	1,064,754			1,083,506
Other noninterest-bearing liabilities	174,014			86,983
Shareholders’ equity	417,935			491,852
Total liabilities and shareholders’ equity	$5,843,786			$5,560,316
Net interest income (tax-equivalent)		$41,936			$39,704
Interest rate spread			2.59%			3.03%
Net earning assets	$1,298,943			$1,268,982
Net interest margin (tax-equivalent)			3.09%			3.11%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.02%			132.55%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

(3) Annualized.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Commercial business	$(1)	$969
Commercial mortgage	548	376
Residential real estate loans	(404)	(504)
Residential real estate lines	(74)	(73)
Consumer indirect	(537)	(425)
Other consumer	—	5
Total	$(468)	$348

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

	Three months ended March 31, 2023 vs. 2022
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$11	$587	$598
Investment securities:
Taxable	(408)	522	114
Tax-exempt	(164)	46	(118)
Total investment securities	(572)	568	(4)
Loans:
Commercial business	431	4,797	5,228
Commercial mortgage	3,433	9,429	12,862
Residential real estate loans	73	351	424
Residential real estate lines	(9)	633	624
Consumer indirect	638	1,012	1,650
Other consumer	16	(4)	12
Total loans	4,582	16,218	20,800
Total interest income	4,021	17,373	21,394
Interest expense:
Deposits:
Interest-bearing demand	(14)	1,130	1,116
Savings and money market	(130)	5,899	5,769
Time deposits	457	10,246	10,703
Total interest-bearing deposits	313	17,275	17,588
Short-term borrowings	930	244	1,174
Long-term borrowings	525	(125)	400
Total borrowings	1,455	119	1,574
Total interest expense	1,768	17,394	19,162
Net interest income	$2,253	$(21)	$2,232

Provision for Credit Losses

The provision for credit losses for the first quarter of 2023 was $4.2 million, compared to $2.3 million for the first quarter of 2022. Loan loss provision reflected the impact of an increase in the national unemployment forecast and qualitative factors reflecting economic uncertainty associated with higher interest rates. The increase in provision for credit losses in the first quarter of 2023 was primarily driven by higher loan growth and net charge-offs in comparison to the first quarter of 2022.

See the “Allowance for Credit Losses – Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended March 31,
	2023	2022
Service charges on deposits	$1,027	$1,369
Insurance income	2,087	2,097
Card interchange income	1,939	1,952
Investment advisory	2,923	3,041
Company owned life insurance	994	833
Investments in limited partnerships	251	795
Loan servicing	146	109
Income from derivative instruments, net	496	519
Net gain (loss) on sale of loans held for sale	112	(91)
Net gain on other assets	39	—
Net loss on tax credit investments	(201)	(227)
Other	1,111	925
Total noninterest income	$10,924	$11,322

Service charges on deposits decreased $342 thousand to $1.0 million for the first quarter of 2023 compared to $1.4 million for first quarter of 2022 due to a reduction in nonsufficient funds fees as a result of January 2023 changes in the Bank’s consumer overdraft program that align with trends in community banking.

Investments in limited partnerships income decreased $544 thousand to $251 thousand for the first quarter of 2023 compared to $795 thousand for first quarter of 2022. The Company has made several investments in limited partnerships, primarily small business investment companies, and accounts for these investments under the equity method. Income from these investments fluctuates based on the maturity and performance of the underlying investments.

Net gain (loss) on sale of loans held for sale was a net gain of $112 thousand for the first quarter of 2023 compared to a net loss of $91 thousand for the first quarter of 2022. The net loss in the first quarter of 2022 was a result of the fair market value of pipeline commitments at that time, negatively impacted by interest rates.

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended March 31,
	2023	2022
Salaries and employee benefits	$18,133	$16,616
Occupancy and equipment	3,730	3,756
Professional services	1,495	1,656
Computer and data processing	4,691	3,979
Supplies and postage	490	541
FDIC assessments	1,115	513
Advertising and promotions	314	380
Amortization of intangibles	234	254
Other	3,459	2,440
Total noninterest expense	$33,661	$30,135

Salaries and employee benefits expense increased $1.5 million, or 9%, to $18.1 million for the first quarter of 2023 compared to $16.6 million for the first quarter of 2022. The increase in salaries and employee benefits expense was primarily the result of investments in personnel and hourly wage pressures driven by the competitive labor market.

Computer and data processing expense increased $712 thousand, or 18%, to $4.7 million for the first quarter of 2023 compared to $4.0 million for the first quarter of 2022. The increase was primarily due to the timing of our strategic investments in technology, including digital banking initiatives, a customer relationship management solution across all lines of business, and Banking as a Service, or BaaS, initiatives.

FDIC assessments expense increased $602 thousand to $1.1 million for the first quarter of 2023 compared to $513 thousand for the first quarter of 2022, due in part to the impact of an increase in the base deposit insurance assessment rate schedules by 2-basis points.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Other expense increased $1.0 million, or 42%, to $3.5 million for the first quarter of 2023 compared to $2.4 million for the first quarter of 2022. The increase was due to a combination of factors, including interest charges related to collateral held for derivative transactions, the timing of deposit account-related fraud charge-offs, higher insurance costs and the impact of inflationary pressures.

Our efficiency ratio for the first quarter of 2023 was 63.68% compared with 59.06% for the first quarter of 2022. The higher efficiency ratio was primarily the result of an increase in noninterest expense in 2023 as described above, coupled with the $1.1 million decline in interest and fee income in connection with PPP loans in 2023 versus 2022. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the first quarter of 2023, we recorded income tax expense of $2.8 million, versus $3.4 million for the first quarter of 2022. In the first quarter of 2023, we recognized federal and state tax benefits related to tax credit investments placed in service resulting in a reduction in income tax expense of $584 thousand, versus $589 thousand for the same period in the prior year.

Our effective tax rate was 18.7% for both the first quarter of 2023 and 2022. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2023 and 2022 reflects the New York State tax benefit generated by our real estate investment trust.

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$24,535	$21,658	$24,535	$21,115
Mortgage-backed securities:
Agency mortgage-backed securities	1,079,316	923,442	1,102,522	932,919
Non-Agency mortgage-backed securities	—	342	—	337
Total available for sale securities	1,103,851	945,442	1,127,057	954,371
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	16,400	15,856	16,363	15,515
State and political subdivisions	93,678	87,698	97,583	90,435
Mortgage-backed securities	69,979	64,258	75,034	68,238
Total held to maturity securities	180,057	167,812	188,980	174,188
Allowance for credit losses – securities	(5)		(5)
Total held to maturity securities, net	180,052		188,975
Total investment securities	$1,283,903	$1,113,254	$1,316,032	$1,128,559

Our available for sale (“AFS”) investment securities portfolio decreased $23.2 million from December 31, 2022 to March 31, 2023. The AFS portfolio had a net unrealized loss of $158.4 million at March 31, 2023 and $172.7 million at December 31, 2022, respectively. The decline in the portfolio balance was primarily the result of the use of portfolio cash flow to fund loan originations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of March 31, 2023. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	0.00%	$15,000	1.70%	$9,535	1.90%	$—	—	$24,535	1.78%
Mortgage-backed securities	6	3.33	79,972	2.24	126,834	2.04	872,504	1.72	1,079,316	1.80
	6	3.33	94,972	2.16	136,369	2.03	872,504	1.72	1,103,851	1.80
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	0.00%	$—	0.00%	$16,400	3.20%	$—	0.00%	$16,400	3.20%
State and political subdivisions	29,635	2.29	37,431	1.85	5,005	1.62	21,607	2.45	93,678	2.11
Mortgage-backed securities	—	—	4,370	2.23	17,739	2.48	47,870	2.65	69,979	2.58
	29,635	2.29	41,801	1.89	39,144	2.67	69,477	2.58	180,057	2.39
Total investment securities	$29,641	2.29%	$136,773	2.07%	$175,513	2.17%	$941,981	1.79%	$1,283,908	1.88%

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three months ended March 31, 2023 and 2022 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (dollars in thousands).

	Loan Portfolio Composition
	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Commercial business	$695,110	16.4%	$664,249	16.4%
Commercial mortgage	1,841,481	43.4	1,679,840	41.5
Total commercial	2,536,591	59.8	2,344,089	57.9
Residential real estate loans	591,846	13.9	589,960	14.5
Residential real estate lines	76,086	1.8	77,670	1.9
Consumer indirect	1,022,202	24.1	1,023,620	25.3
Other consumer	16,607	0.4	15,110	0.4
Total consumer	1,706,741	40.2	1,706,360	42.1
Total loans	4,243,332	100.0%	4,050,449	100.0%
Less: Allowance for credit losses – loans	47,528		45,413
Total loans, net	$4,195,804		$4,005,036

Total loans increased $192.9 million to $4.24 billion at March 31, 2023 from $4.05 billion at December 31, 2022. The increase in loans was primarily attributable to our organic growth initiatives.

Total commercial loans increased $192.5 million during the first three months of 2023 to $2.54 billion and represented 59.8% of total loans as of March 31, 2023. The increase was primarily a result of our continued commercial business development efforts.

Total consumer loans increased $381 thousand to $1.71 billion and represented 40.2% of total loans as of March 31, 2023. During the first three months of 2023, we originated $97.7 million in indirect automobile loans with a mix of approximately 25% new automobile loans and 75% used automobile loans. During the first three months of 2022, we originated $129.9 million in indirect automobile loans with a mix of approximately 25% new automobile and 75% used automobile loans. Origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions. Growth in the consumer indirect portfolio in the current period was primarily a result of increased customer demand for automobiles with the Company well-positioned to take advantage of the market opportunity given our deep history and experience in this line of business.

Our loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our operating footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2023, no significant concentrations, as defined above, existed in our portfolio in excess of 10% of total loans.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $682 thousand and $550 thousand as of March 31, 2023 and December 31, 2022, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $273.4 million and $275.3 million as of March 31, 2023 and December 31, 2022, respectively.

Loan servicing rights totaled $1.5 million as of March 31, 2023 and December 31, 2022, and are included in other assets on our consolidated statements of financial condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Credit Losses – Loans

The following table summarizes the activity in the allowance for credit losses – loans for the periods indicated (dollars in thousands).

	Credit Loss – Loans Analysis
	Three months ended March 31,
	2023	2022
Allowance for credit losses – loans, beginning of period	$45,413	$39,676
Net charge-offs (recoveries):
Commercial business	(124)	(37)
Commercial mortgage	(2)	(1)
Residential real estate loans	58	(5)
Residential real estate lines	16	(5)
Consumer indirect	1,838	550
Other consumer	303	285
Total net charge-offs	2,089	787
Provision for credit losses – loans	4,204	2,077
Allowance for credit losses – loans, end of period	$47,528	$40,966

Net loan charge-offs (recoveries) to average loans:
Commercial business	-0.08%	-0.02%
Commercial mortgage	0.00%	0.00%
Residential real estate loans	0.04%	0.00%
Residential real estate lines	0.09%	-0.03%
Consumer indirect	0.73%	0.23%
Other consumer	8.10%	7.95%
Total loans	0.21%	0.09%

Allowance for credit losses – loans to total loans	1.12%	1.10%
Allowance for credit losses – loans to nonaccrual loans	540%	514%
Allowance for credit losses – loans to non-performing loans	540%	426%

Loans not analyzed for a specific reserve are segmented into “pools” of loans based upon similar risk characteristics. This is referred to as the “pooled loan” component of the allowance for credit losses estimate. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s Loan Review function. The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, and other loans deemed appropriate by management, collectively referred to as collateral dependent loans. See Note 5. Loans, of the notes to the consolidated financial statements for further details on collateral dependent loans.

Assessing the adequacy of the allowance for credit losses – loans involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing a variety of factors, including the risk profile of our loan products and customers.

The adequacy of the allowance for credit losses – loans is subject to ongoing management review. While management evaluates currently available information in establishing the allowance for credit losses – loans, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for credit losses – loans. Such agencies may require the financial institution to increase the allowance based on their judgments about information available to them at the time of their examination.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net charge-offs of $2.1 million in the first quarter of 2023 represented 0.21% of average loans on an annualized basis compared to net charge-offs of $787 thousand, or 0.09% of average loans for the first quarter of 2022. The allowance for credit losses – loans was $47.5 million at March 31, 2023, compared with $41.0 million at March 31, 2022. The ratio of the allowance for credit losses – loans to total loans was 1.12% and 1.10% at March 31, 2023 and March 31, 2022, respectively. The ratio of allowance for credit losses – loans to non-performing loans was 540% at March 31, 2023, compared with 426% at March 31, 2022.

The following table sets forth the allocation of the allowance for credit losses – loans by loan category as of the dates indicated (dollars in thousands). The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	Allowance for Credit Losses – Loans by Loan Category
	March 31, 2023		December 31, 2022
		Percentage		Percentage
	Credit	of loans by	Credit	of loans by
	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans
Commercial business	$12,911	16.4%	$12,585	16.4%
Commercial mortgage	15,195	43.4	14,412	41.5
Residential real estate loans	4,213	13.9	3,301	14.5
Residential real estate lines	651	1.8	608	1.9
Consumer indirect	14,117	24.1	14,238	25.3
Other consumer	441	0.4	269	0.4
Total	$47,528	100.0%	$45,413	100.0%

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (dollars in thousands).

	Non-Performing Assets
	March 31, 2023	December 31, 2022
Nonaccrual loans:
Commercial business	$334	$340
Commercial mortgage	2,550	2,564
Residential real estate loans	3,267	4,071
Residential real estate lines	159	142
Consumer indirect	2,487	3,079
Other consumer	—	1
Total nonaccrual loans	8,797	10,197
Accruing loans 90 days or more delinquent	4	1
Total non-performing loans	8,801	10,198
Foreclosed assets	101	19
Total non-performing assets	$8,902	$10,217

Nonaccrual loans to total loans	0.21%	0.25%
Non-performing loans to total loans	0.21%	0.25%
Non-performing assets to total assets	0.15%	0.18%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at March 31, 2023 were $8.9 million, a decrease of $1.3 million from the $10.2 million balance at December 31, 2022. The primary component of non-performing assets is non-performing loans, which were $8.8 million or 0.21% of total loans at March 31, 2023, down from $10.2 million or 0.25% of total loans at December 31, 2022 primarily due to pay-downs or payments received and applied to principal for the non-performing loans.

Approximately $1.2 million, or 14%, of the $8.8 million in non-performing loans as of March 31, 2023 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $101 thousand and $19 thousand of properties representing foreclosed asset holdings at March 31, 2023 and December 31, 2022, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $25.8 million and $22.7 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2023 and December 31, 2022, respectively.

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at March 31, 2023. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts as reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$179,114	$261,526	$9,085	$245,385	$695,110
Commercial mortgage	541,754	969,660	328,493	1,574	1,841,481
Residential real estate loans	73,819	224,174	278,481	15,372	591,846
Residential real estate lines	1,481	6,857	27,432	40,316	76,086
Consumer indirect (1)	429,586	592,616	—	—	1,022,202
Other consumer	7,102	8,564	884	57	16,607
Total loans	$1,232,856	$2,063,397	$644,375	$302,704	$4,243,332

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$88,473	$3,234	$14,098	$105,805
Commercial mortgage		501,062	161,659	414	663,135
Residential real estate loans		194,308	252,954	13,180	460,442
Residential real estate lines		12	36	—	48
Consumer indirect (1)		592,616	—	—	592,616
Other consumer		8,564	884	57	9,505
With a floating or adjustable rate
Commercial business		173,053	5,851	231,287	410,191
Commercial mortgage		468,598	166,834	1,160	636,592
Residential real estate loans		29,866	25,527	2,192	57,585
Residential real estate lines		6,845	27,396	40,316	74,557
Consumer indirect (1)		—	—	—	—
Other consumer		—	—	—	—
Total loans maturing after one year		$2,063,397	$644,375	$302,704	$3,010,476

_________

(1) Amounts include prepayment assumptions based on actual historical experience.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,067,011	20.8%	$1,139,214	23.1%
Interest-bearing demand	901,251	17.5%	863,822	17.5%
Savings and money market	1,701,663	33.1%	1,643,516	33.4%
Time deposits	1,471,382	28.6%	1,282,872	26.0%
Total deposits	$5,141,307	100.0%	$4,929,424	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS

As of March 31, 2023 and December 31, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.17 billion and $2.05 billion, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $294.6 million and $258.7 million at March 31, 2023 and December 31, 2022, respectively. The maturities of our uninsured time deposits at March 31, 2023 were as follows: $138.3 million in three months or less; $82.9 million between three months and six months; $61.6 million between six months and one year; and $11.8 million over one year.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2023, total deposits were $5.14 billion, representing an increase of $211.9 million from December 31, 2022. The increase was primarily the result of seasonally higher public deposits and an increase in reciprocal deposits. Time deposits were approximately 29% and 26% of total deposits at March 31, 2023 and December 31, 2022, respectively.

Non-public deposits, the largest component of our funding sources, totaled $2.79 billion and $2.77 billion at March 31, 2023 and December 31, 2022, respectively, and represented 54% and 56% of total deposits as of each date, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market area. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $1.18 billion and $1.12 billion at March 31, 2023 and December 31, 2022, respectively, and represented 23% of total deposits as of each date. The increase in public deposits as of March 31, 2023 in comparison to December 31, 2022 was due largely to seasonality.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all reciprocal deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of EGRRCPA, reciprocal deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits. Reciprocal deposits totaled $779.0 million at March 31, 2023, compared to $696.1 million at December 31, 2022, representing 15% and 14% of total deposits as of each date, respectively.

Brokered deposits totaled $395.0 million and $347.2 million at March 31, 2023 and December 31, 2022, respectively, and represented 8% and 7% of total deposits as of each date, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022
Short-term borrowings – FHLB	$116,000	$205,000

Long-term borrowings – FHLB	50,000	-
Long-term borrowings – Subordinated notes, net	74,299	74,222
Total long-term borrowings	124,299	74,222
Total borrowings	$240,299	$279,222

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at March 31, 2023 and December 31, 2022 consisted of $116.0 million and $205.0 million in short-term borrowings, respectively. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. $50 million of the short-term borrowings balance at March 31, 2023 is designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787% and $30 million of the short-term borrowings balance at March 31, 2023 is designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $253.1 million of immediate credit capacity with the FHLB as of March 31, 2023. We had approximately $592.4 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at March 31, 2023. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of both March 31, 2023 and December 31, 2022. Additionally, we had approximately $215.6 million of unencumbered liquid securities available for pledging at March 31, 2023.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At March 31, 2023, no amounts have been drawn on the line of credit.

Long-term Borrowings

As of March 31, 2023 we had a long-term advance payable to FHLB of $50.0 million. The advance matures on January 20, 2026 and bears interest at a fixed rate of 4.05%. FHLB advances are collateralized by securities from our investment portfolio and certain qualifying loans.

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy. While funding pressures have not occurred, management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of March 31, 2023, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB, the FRB Discount Window and newly-established Bank Term Funding Program, and brokered deposit relationships. The primary source of our non-deposit short-term borrowings is FHLB advances, of which we had $116.0 million outstanding at March 31, 2023. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $990.5 million as of March 31, 2023 from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2023. The line of credit has a one-year term and matures in May 2023. Funds drawn would be used for general corporate purposes and backup liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash and cash equivalents were $140.0 million as of March 31, 2023, up $9.5 million from $130.5 million as of December 31, 2022. Net cash provided by operating activities totaled $6.6 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $164.6 million, which included outflows of $195.0 million for net loan originations, partially offset by $31.3 million net cash provided from investment securities. Net cash provided by financing activities of $167.5 million was primarily attributed to a $211.9 million net increase in deposits, and a $50.0 million net increase in long-term borrowings, partially offset by an $89.0 million net decrease in short-term borrowings, and $4.8 million in dividend payments.

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

Shareholders’ equity was $422.8 million at March 31, 2023, an increase of $17.2 million from $405.6 million at December 31, 2022. Accumulated other comprehensive loss included in shareholders’ equity decreased $10.1 million during the three months ended March 31, 2023 due primarily to a decrease in net unrealized losses on securities available for sale. Net income for the three months ended March 31, 2023 increased shareholders’ equity by $12.1 million, offset by common and preferred stock dividends declared of $5.0 million.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. As of March 31, 2023, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands):

	March 31,	December 31,
	2023	2022
Common shareholders’ equity	$409,800	$394,716
Less: Goodwill and other intangible assets	70,377	70,643
Net unrealized loss on investment securities (1)	(117,820)	(128,440)
Hedging derivative instruments	4,072	4,735
Net periodic pension and postretirement benefits plan adjustments	(13,444)	(13,588)
Other	(180)	(194)
Common Equity Tier 1 (“CET1”) Capital	466,795	461,560
Plus: Preferred stock	17,292	17,292
Less: Other	—	—
Tier 1 Capital	484,087	478,852
Plus: Qualifying allowance for credit losses	45,905	40,895
Subordinated Notes	74,299	74,222
Total regulatory capital	$604,291	$593,969
Adjusted average total assets (for leverage capital purposes)	$5,913,677	$5,748,203
Total risk-weighted assets	$5,066,864	$4,896,451

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.19%	8.33%
CET1 Capital (CET1 capital to total risk-weighted assets)	9.21%	9.42%
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	9.55%	9.78%
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	11.93%	12.13%

(1) Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

We have elected to apply the 2020 Current Expected Credit Losses (“CECL”) transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the US banking agencies’ March 2020 interim final rule. Under the 2020 CECL transition provision, the regulatory capital impact of the Day 1 adjustment to the allowance for credit losses (after-tax) upon the January 1, 2020 CECL adoption date has been deferred, and has begun to phase into regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, we were allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020, and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020, and December 31, 2021, also began to phase into regulatory capital at 25% per year commencing January 1, 2022.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of March 31, 2023 and December 31, 2022 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (dollars in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Tier 1 leverage:
Company	$484,087	8.19%	$236,547	4.00%	$295,684	5.00%
Bank	529,541	8.97	236,085	4.00	295,106	5.00
CET1 capital:
Company	466,795	9.21	354,680	7.00	329,346	6.50
Bank	529,541	10.48	353,831	7.00	328,557	6.50
Tier 1 capital:
Company	484,087	9.55	430,683	8.50	405,349	8.00
Bank	529,541	10.48	429,651	8.50	404,378	8.00
Total capital:
Company	604,291	11.93	532,021	10.50	506,686	10.00
Bank	575,446	11.38	530,746	10.50	505,472	10.00
December 31, 2022
Tier 1 leverage:
Company	$478,853	8.33%	$229,928	4.00%	$287,410	5.00%
Bank	525,997	9.17	229,434	4.00	286,793	5.00
CET1 capital:
Company	461,560	9.42	342,852	7.00	318,363	6.50
Bank	525,997	10.77	341,944	7.00	317,520	6.50
Tier 1 capital:
Company	478,853	9.78	416,321	8.50	391,831	8.00
Bank	525,997	10.77	415,218	8.50	390,794	8.00
Total capital:
Company	593,969	12.13	514,278	10.50	489,789	10.00
Bank	566,891	11.60	512,917	10.50	488,492	10.00

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the potential impact on earnings or capital arising from movements in interest rates. The Bank’s market risk management framework has been developed to control both short-term and long-term exposure within Board approved policy limits and is monitored by the Asset-Liability Management Committee and Board of Directors. Quantitative and qualitative disclosures about market risk were presented at December 31, 2022 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 9, 2023. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2022 to March 31, 2023. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending March 31, 2024 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(822)	$(812)	$(1,622)	$(2,435)
% Change	-0.50%	-0.50%	-1.00%	-1.49%

In the rising rate scenarios, the static model results indicate that net interest income is modeled to increase compared to the flat rate scenario over a one-year time frame. This is a result of the increasing of the funding curve in shorter maturities driving up the funding costs for wholesale, municipal, and reciprocal deposits, which were used to fund loan growth on a quarter-over-quarter basis. This simulation does not consider balance sheet growth or a change in the balance sheet mix. As intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income should improve over longer-term time frames. Model results in the declining rate scenario also indicate decreases in net interest income due to assets having the ability to reprice downward near full market rate shocks, while deposit and borrowing liabilities have the ability to reprice downward but reach modeled floors.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2023 and December 31, 2022 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2023 and December 31, 2022. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	March 31, 2023			December 31, 2022
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$812,173			$848,308
- 100 Basis Points	809,189	$(2,984)	-0.37%	851,921	$3,613	0.43%
+100 Basis Points	803,678	(8,495)	-1.05	838,462	(9,846)	-1.16
+ 200 Basis Points	800,198	(11,975)	-1.47	832,558	(15,750)	-1.86
+ 300 Basis Points	796,354	(15,819)	-1.95	825,826	(22,482)	-2.65

The decrease in the Pre-Shock Scenario EVE at March 31, 2023 compared to December 31, 2022 is the result of a deposit mix shift from non-maturity, non-public to time reciprocal, and municipal deposits. The deposits don’t receive as much deposit valuation increase in comparison to non-maturity, non-public deposits. The sensitivity in the +100 basis point Rate Shock Scenario to EVE stayed relatively flat at March 31, 2023 compared to December 31, 2022. This is a result of non-maturity deposit valuation being similar to last quarter, while asset mix also remained similar to last quarter, resulting in a minimal variance on a quarter-over-quarter basis.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risk factors set forth below also identify important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Recent events involving the failure of three financial institutions may adversely affect our business, and the market price of our common stock.

Recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank, and First Republic Bank that resulted in the failure of those institutions have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These events and developments could materially and adversely impact our business or financial condition, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. These recent events and developments have, and could continue to, adversely impact the market price and volatility of our common stock. These recent events may also result in changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our businesses. The cost of resolving the recent failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Lawmakers’ failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2023, we had approximately $40.9 million and $1.15 billion invested in U.S. government agency securities and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively, and no investments in U.S. treasury securities. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2022, the Company’s Board of Directors authorized a share repurchase program for up to 766,447 shares of common stock. The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the first quarter of 2023 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	—	766,447
February 1, 2023 - February 28, 2023	—	—	—	766,447
March 1, 2023 - March 31, 2023	22,710	24.71	—	766,447
Total	22,710	$24.71	—	766,447

(1)
This column reflects the deemed surrender to us of 22,710 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, May 8, 2023
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	, May 8, 2023
W. Jack Plants II
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, May 8, 2023
Sonia M. Dumbleton
Senior Vice President and Controller
(Principal Accounting Officer)