Form 10-Q/A
period 2023-03-31
FINANCIAL INSTITUTIONS INC
filed 2023-05-09
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

The registrant had 15,375,670 shares of Common Stock, $0.01 par value, outstanding as of May 1, 2023.

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Financial Institutions, Inc. for the quarterly period ended March 31, 2023 (“Form 10-Q”), as filed with the Securities and Exchange Commission on May 8, 2023, for the sole purpose of correcting the outstanding shares on the cover page as of May 1, 2023.

No other changes have been made to the Form 10-Q other than the correction as described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

For the first quarter of 2023, the average yield on average interest earning assets of 4.71% was 139-basis points higher than the first quarter of 2022 of 3.32% due to the increase in market interest rates. Average loan yield increased 164-basis points during the first quarter of 2023 to 5.61% from 3.97% for the same period in 2022. The average yield on investment securities increased 16-basis points during the first quarter of 2023 to 1.90% from 1.74% for the same period in 2022. Overall, a favorable volume variance increased interest income by $4.0 million during the first quarter of 2023, and the interest earning asset rate changes increased interest income by $17.4 million which collectively drove the $21.4 million increase in interest income.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, May 9, 2023
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	, May 9, 2023
W. Jack Plants II
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, May 9, 2023
Sonia M. Dumbleton
Senior Vice President and Controller
(Principal Accounting Officer)