Form 10-Q
period 2023-06-30
FINANCIAL INSTITUTIONS INC
filed 2023-08-07
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The registrant had 15,401,800 shares of Common Stock, $0.01 par value, outstanding as of August 1, 2023.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$180,248	$130,466
Securities available for sale, at fair value (amortized cost of $1,082,174 and $1,127,057, respectively)	912,122	954,371
Securities held to maturity, at amortized cost (net of allowance for credit losses of $4 and $5, respectively) (fair value of $146,026 and $174,188, respectively)	159,893	188,975
Loans held for sale	805	550
Loans (net of allowance for credit losses of $49,836 and $45,413, respectively)	4,347,973	4,005,036
Company owned life insurance	141,442	139,482
Premises and equipment, net	40,681	41,986
Goodwill and other intangible assets, net	72,950	73,414
Other assets	285,184	262,992
Total assets	$6,141,298	$5,797,272
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,022,788	$1,139,214
Interest-bearing demand	823,983	863,822
Savings and money market	1,641,014	1,643,516
Time deposits	1,547,076	1,282,872
Total deposits	5,034,861	4,929,424
Short-term borrowings	374,000	205,000
Long-term borrowings, net of issuance costs of $623 and $778, respectively	124,377	74,222
Other liabilities	182,187	183,021
Total liabilities	5,715,425	5,391,667
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,486 shares issued	17,149	17,149
Total preferred equity	17,292	17,292
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	125,457	126,636
Retained earnings	437,851	421,340
Accumulated other comprehensive loss	(134,472)	(137,487)
Treasury stock, at cost – 697,756 and 759,555 shares, respectively	(20,416)	(22,337)
Total shareholders’ equity	425,873	405,605
Total liabilities and shareholders’ equity	$6,141,298	$5,797,272

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$64,052	$38,872	$121,150	$75,170
Interest and dividends on investment securities	5,877	6,294	11,934	12,330
Other interest income	1,186	110	1,802	127
Total interest income	71,115	45,276	134,886	87,627
Interest expense:
Deposits	24,054	2,366	43,348	4,071
Short-term borrowings	3,159	252	4,361	280
Long-term borrowings	1,565	1,061	3,025	2,121
Total interest expense	28,778	3,679	50,734	6,472
Net interest income	42,337	41,597	84,152	81,155
Provision for credit losses	3,230	563	7,444	2,882
Net interest income after provision for credit losses	39,107	41,034	76,708	78,273
Noninterest income:
Service charges on deposits	1,223	1,437	2,250	2,806
Insurance income	1,328	1,234	3,415	3,331
Card interchange income	2,107	2,103	4,046	4,055
Investment advisory	2,819	2,906	5,742	5,947
Company owned life insurance	953	869	1,947	1,702
Investments in limited partnerships	469	242	720	1,037
Loan servicing	114	135	260	244
Income from derivative instruments, net	703	645	1,199	1,164
Net gain on sale of loans held for sale	122	828	234	737
Net loss on investment securities	—	(15)	—	(15)
Net (loss) gain on other assets	(7)	7	32	7
Net gain (loss) on tax credit investments	489	(92)	288	(319)
Other	1,146	1,061	2,257	1,986
Total noninterest income	11,466	11,360	22,390	22,682
Noninterest expense:
Salaries and employee benefits	17,754	16,966	35,887	33,582
Occupancy and equipment	3,538	4,015	7,268	7,771
Professional services	1,273	1,269	2,768	2,925
Computer and data processing	4,750	4,573	9,441	8,552
Supplies and postage	473	469	963	1,010
FDIC assessments	1,239	621	2,354	1,134
Advertising and promotions	498	406	812	786
Amortization of intangibles	230	249	464	503
Restructuring (recoveries) charges	(19)	1,269	(19)	1,269
Other	4,046	3,050	7,505	5,490
Total noninterest expense	33,782	32,887	67,443	63,022
Income before income taxes	16,791	19,507	31,655	37,933
Income tax expense	2,418	3,859	5,193	7,302
Net income	$14,373	$15,648	$26,462	$30,631
Preferred stock dividends	364	365	729	729
Net income available to common shareholders	$14,009	$15,283	$25,733	$29,902
Earnings per common share (Note 3):
Basic	$0.91	$1.00	$1.68	$1.94
Diluted	$0.91	$0.99	$1.67	$1.93
Cash dividends declared per common share	$0.30	$0.29	$0.60	$0.58

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$14,373	$15,648	$26,462	$30,631
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	(8,648)	(33,415)	1,986	(89,188)
Hedging derivative instruments	1,404	737	741	2,575
Pension and post-retirement obligations	144	47	288	95
Total other comprehensive (loss) income, net of tax	(7,100)	(32,631)	3,015	(86,518)
Comprehensive income (loss)	$7,273	$(16,983)	$29,477	$(55,887)

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2023 and 2022

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2022	$17,292	$161	$126,636	$421,340	$(137,487)	$(22,337)	$405,605
Comprehensive income:
Net income	—	—	—	12,089	—	—	12,089
Other comprehensive income, net of tax	—	—	—	—	10,115	—	10,115
Purchases of common stock for treasury	—	—	—	—	—	(561)	(561)
Share-based compensation plans:
Share-based compensation	—	—	551	—	—	—	551
Restricted stock units released	—	—	(1,711)	—	—	1,711	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.30 per share	—	—	—	(4,611)	—	—	(4,611)
Balance at March 31, 2023	$17,292	$161	$125,476	$428,453	$(127,372)	$(21,187)	$422,823
Comprehensive income:
Net income	—	—	—	14,373	—	—	14,373
Other comprehensive loss, net of tax	—	—	—	—	(7,100)	—	(7,100)
Purchases of common stock for treasury	—	—	—	—	—	(2)	(2)
Share-based compensation plans:
Share-based compensation	—	—	657	—	—	—	657
Restricted stock units released	—	—	(9)	—	—	9	—
Restricted stock awards issued	—	—	(590)	—	—	590	—
Stock awards			(77)			174	97
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.30 per share	—	—	—	(4,611)	—	—	(4,611)
Balance at June 30, 2023	$17,292	$161	$125,457	$437,851	$(134,472)	$(20,416)	$425,873

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three and six months ended June 30, 2023 and 2022

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2021	$17,292	$161	$126,105	$384,007	$(13,207)	$(9,216)	$505,142
Comprehensive income:
Net income	—	—	—	14,983	—	—	14,983
Other comprehensive loss, net of tax	—	—	—	—	(53,887)	—	(53,887)
Purchases of common stock for treasury	—	—	—	—	—	(15,026)	(15,026)
Share-based compensation plans:
Share-based compensation	—	—	443	—	—	—	443
Restricted stock units released	—	—	(667)	—	—	667	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.29 per share	—	—	—	(4,444)	—	—	(4,444)
Balance at March 31, 2022	$17,292	$161	$125,881	$394,181	$(67,094)	$(23,575)	$446,846
Comprehensive income:
Net income	—	—	—	15,648	—	—	15,648
Other comprehensive loss, net of tax	—	—	—	—	(32,631)	—	(32,631)
Purchases of common stock for treasury	—	—	—	—	—	(301)	(301)
Share-based compensation plans:
Share-based compensation	—	—	947	—	—	—	947
Restricted stock awards released			(917)			917	—
Restricted stock awards issued	—	—	(332)	—	—	332	—
Stock awards	—	—	(11)	—	—	113	102
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.29 per share	—	—	—	(4,446)	—	—	(4,446)
Balance at June 30, 2022	$17,292	$161	$125,568	$405,019	$(99,725)	$(22,514)	$425,801

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$26,462	$30,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,090	4,218
Net amortization of premiums on securities	1,792	2,736
Provision for credit losses	7,444	2,882
Share-based compensation	1,208	1,390
Deferred income tax benefit	(510)	(646)
Proceeds from sale of loans held for sale	7,791	18,768
Originations of loans held for sale	(7,812)	(16,094)
Income on company owned life insurance	(1,947)	(1,702)
Net gain on sale of loans held for sale	(234)	(737)
Net loss on investment securities	—	15
Net gain on other assets	(32)	(7)
Non-cash restructuring (recoveries) charges against assets	(19)	1,269
Increase in other assets	(21,176)	(14,393)
(Decrease) increase in other liabilities	(2,242)	53,454
Net cash provided by operating activities	14,815	81,784
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	—	(75,269)
Held to maturity	(1,209)	(36,035)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale securities	43,342	68,269
Held to maturity	30,077	36,265
Proceeds from sales of securities – available for sale	—	6,252
Net loan originations	(350,085)	(84,329)
Purchases of company owned life insurance, net of proceeds received	(13)	(10,011)
Purchases of premises and equipment	(1,232)	(3,999)
Net cash used in investing activities	(279,120)	(98,857)
Cash flows from financing activities:
Net increase (decrease) in deposits	105,437	(6,574)
Net increase in short-term borrowings	169,000	79,000
Proceeds from long-term borrowings	50,000	—
Purchases of common stock for treasury	(563)	(15,327)
Cash dividends paid to common and preferred shareholders	(9,787)	(9,433)
Net cash provided by financing activities	314,087	47,666
Net increase in cash and cash equivalents	49,782	30,593
Cash and cash equivalents, beginning of period	130,466	79,112
Cash and cash equivalents, end of period	$180,248	$109,705

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Company provides diversified financial services through its subsidiaries, Five Star Bank, SDN Insurance Agency, LLC (“SDN”), and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank also has commercial loan production offices in Ellicott City (Baltimore), Maryland and Syracuse, New York, and indirect lending network relationships with franchised automobile dealers in the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients. Courier Capital provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. On May 1, 2023, the Company completed the merger of its wholly-owned SEC-registered investments advisory firms, under which HNP Capital, LLC merged with and into Courier Capital. The merger was accounted for under ASC-805-50-15 – “Transactions Between Entities Under Common Control,” as an exchange of assets in which Courier Capital recognized the assets and liabilities transferred at historical cost basis at the date of transfer. Corn Hill Innovations Lab, LLC (“CHIL”), which oversaw the Company’s Banking-as-a-Service (“BaaS”) and financial technology (“FinTech”) relationships, was dissolved on March 28, 2023, and all assets and liabilities were transferred to the Bank.

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

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the six months ended June 30, 2023 and 2022 (in thousands):

	2023	2022
Supplemental information:
Cash paid for interest	$61,108	$6,129
Cash paid (refunded) for income taxes	4,678	(871)
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	163	—
Accrued and declared unpaid dividends	4,975	4,810

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

Standards Not Yet Effective

In March 2023, the FASB issued ASU No. 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The ASU allows for entities to consistently account for tax credit equity investments utilizing the proportional amortization method across all types of tax credits when certain requirements are met. The election of proportional amortization method must be made on a programmatic basis rather than an individual investment basis. For previously held tax credit investments, the amendments will be applied either on a modified retrospective basis or a retrospective basis. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

The Company incurred total pre-tax expense related to the branch closures in 2020 of approximately $1.7 million, including approximately $0.2 million in employee severance, $0.5 million in lease termination costs and $1.0 million in valuation adjustments on branch facilities. Additional related restructuring charges of $1.6 million and $111 thousand were incurred in 2022 and 2021, respectively, as a result of property valuation adjustments to write-down certain real estate assets to fair market value based on existing purchase offers and current market conditions. There were $19 thousand of restructuring recoveries for the three and six months ended June 30, 2023, associated with the recovery of selling costs on these properties.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.) RESTRUCTURING CHARGES (Continued)

The following table represents the consolidated statements of income classification of the Company’s restructuring charges (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Income Statement Location	2023	2022	2023	2022
Selling costs	Restructuring (recoveries) charges	$(19)	$—	$(19)	$—
Valuation adjustments	Restructuring (recoveries) charges	—	1,269	—	1,269
Total		$(19)	$1,269	$(19)	$1,269

The following table represents the changes in the restructuring reserve (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$288	$445	$302	$445
Restructuring (recoveries) charges	(4)	1,269	(4)	1,269
Cash payments	(11)	(37)	(25)	(37)
Charges against assets	—	(1,353)	—	(1,353)
Balance at end of period	$273	$324	$273	$324

In contemplation of the transactions noted above, certain long-lived assets have met the held for sale criteria as of June 30, 2023. Long lived assets held for sale totaled $1.5 million as of both June 30, 2023 and December 31, 2022 and are included in other assets on the Company’s consolidated statements of financial condition.

(3.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income available to common shareholders	$14,009	$15,283	$25,733	$29,902
Weighted average common shares outstanding:
Total shares issued	16,100	16,100	16,100	16,100
Unvested restricted stock awards	(7)	(5)	(10)	(5)
Treasury shares	(721)	(789)	(734)	(655)
Total basic weighted average common shares outstanding	15,372	15,306	15,356	15,440
Incremental shares from assumed:
Vesting of restricted stock awards	41	79	71	92
Total diluted weighted average common shares outstanding	15,413	15,385	15,427	15,532
Basic earnings per common share	$0.91	$1.00	$1.68	$1.94
Diluted earnings per common share	$0.91	$0.99	$1.67	$1.93

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Restricted stock awards	5	21	—	15

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2023
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$24,535	$—	$3,274	$21,261
Mortgage-backed securities:
Federal National Mortgage Association	524,797	—	73,148	451,649
Federal Home Loan Mortgage Corporation	390,348	—	65,655	324,693
Government National Mortgage Association	110,319	—	21,179	89,140
Collateralized mortgage obligations:
Federal National Mortgage Association	11,502	—	2,544	8,958
Federal Home Loan Mortgage Corporation	20,673	—	4,584	16,089
Privately issued	—	332	—	332
Total mortgage-backed securities	1,057,639	332	167,110	890,861
Total available for sale securities	$1,082,174	$332	$170,384	$912,122
Securities held to maturity:
U.S. Government agency and government sponsored enterprises	$16,438	$—	$824	$15,614
State and political subdivisions	76,066	25	6,396	69,695
Mortgage-backed securities:
Federal National Mortgage Association	5,990	—	556	5,434
Federal Home Loan Mortgage Corporation	7,727	—	1,365	6,362
Government National Mortgage Association	21,173	—	1,988	19,185
Collateralized mortgage obligations:
Federal National Mortgage Association	12,796	—	1,111	11,685
Federal Home Loan Mortgage Corporation	15,836	—	1,307	14,529
Government National Mortgage Association	3,871	—	349	3,522
Total mortgage-backed securities	67,393	—	6,676	60,717
Total held to maturity securities	159,897	$25	$13,896	$146,026
Allowance for credit losses – securities	(4)
Total held to maturity securities, net	$159,893
December 31, 2022
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$24,535	$—	$3,420	$21,115
Mortgage-backed securities:
Federal National Mortgage Association	545,797	—	76,193	469,604
Federal Home Loan Mortgage Corporation	410,829	—	68,608	342,221
Government National Mortgage Association	112,202	1	18,037	94,166
Collateralized mortgage obligations:
Federal National Mortgage Association	12,175	—	2,603	9,572
Federal Home Loan Mortgage Corporation	21,519	—	4,163	17,356
Privately issued	—	337	—	337
Total mortgage-backed securities	1,102,522	338	169,604	933,256
Total available for sale securities	$1,127,057	$338	$173,024	$954,371

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2022 (continued)
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$16,363	$—	$848	$15,515
State and political subdivisions	97,583	24	7,172	90,435
Mortgage-backed securities:
Federal National Mortgage Association	8,332	—	582	7,750
Federal Home Loan Mortgage Corporation	7,959	—	1,396	6,563
Government National Mortgage Association	22,541	—	2,116	20,425
Collateralized mortgage obligations:
Federal National Mortgage Association	14,268	—	1,119	13,149
Federal Home Loan Mortgage Corporation	17,712	—	1,253	16,459
Government National Mortgage Association	4,222	—	330	3,892
Total mortgage-backed securities	75,034	—	6,796	68,238
Total held to maturity securities	188,980	$24	$14,816	$174,188
Allowance for credit losses – securities	(5)
Total held to maturity securities, net	$188,975

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $2.0 million and $2.1 million as of June 30, 2023 and December 31, 2022, respectively. For held to maturity (“HTM”) debt securities, AIR totaled $643 thousand and $695 thousand as of June 30, 2023 and December 31, 2022, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three months ended June 30, 2023 and 2022, provision for credit loss for HTM investment securities was less than $1 thousand in each period. For the six months ended June 30, 2023 and 2022, provision for credit loss for HTM investment securities was $1 thousand and less than $1 thousand, respectively.

Investment securities with a total fair value of $795.0 million and $850.4 million at June 30, 2023 and December 31, 2022, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Proceeds from sales	$—	$6,252	$—	$6,252
Gross realized gains	—	—	—	—
Gross realized losses	—	15	—	15

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2023 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$2,767	$2,688
Due from one to five years	92,004	84,185
Due after five years through ten years	134,942	118,659
Due after ten years	852,461	706,590
Total available for sale securities	$1,082,174	$912,122
Debt securities held to maturity:
Due in one year or less	$25,668	$25,401
Due from one to five years	39,346	37,977
Due after five years through ten years	30,793	27,351
Due after ten years	64,090	55,297
Total held to maturity securities	$159,897	$146,026

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2023
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$21,261	$3,274	$21,261	$3,274
Mortgage-backed securities:
Federal National Mortgage Association	183	4	451,466	73,144	451,649	73,148
Federal Home Loan Mortgage Corporation	8,376	654	316,317	65,001	324,693	65,655
Government National Mortgage Association	85	3	89,055	21,176	89,140	21,179
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	8,958	2,544	8,958	2,544
Federal Home Loan Mortgage Corporation	—	—	16,089	4,584	16,089	4,584
Total mortgage-backed securities	8,644	661	881,885	166,449	890,529	167,110
Total available for sale securities	8,644	661	903,146	169,723	911,790	170,384
Total AFS debt securities with unrealized losses	$8,644	$661	$903,146	$169,723	$911,790	$170,384
December 31, 2022
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$21,115	$3,420	$21,115	$3,420
Mortgage-backed securities:
Federal National Mortgage Association	154,006	14,708	315,598	61,485	469,604	76,193
Federal Home Loan Mortgage Corporation	28,493	2,199	313,728	66,409	342,221	68,608
Government National Mortgage Association	10,301	921	83,841	17,116	94,142	18,037
Collateralized mortgage obligations:
Federal National Mortgage Association	1,000	94	8,572	2,509	9,572	2,603
Federal Home Loan Mortgage Corporation	—	—	17,356	4,163	17,356	4,163
Total mortgage-backed securities	193,800	17,922	739,095	151,682	932,895	169,604
Total available for sale securities	193,800	17,922	760,210	155,102	954,010	173,024
Total AFS debt securities with unrealized losses	$193,800	$17,922	$760,210	$155,102	$954,010	$173,024

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The total number of available for sale securities positions in the investment portfolio in an unrealized loss position at June 30, 2023 was 221 compared to 226 at December 31, 2022. At June 30, 2023, the Company had positions in 196 investment securities with a fair value of $903.1 million and a total unrealized loss of $169.7 million that had been in a continuous unrealized loss position for more than 12 months. At June 30, 2023, there were a total of 25 securities positions in the Company’s investment portfolio with a fair value of $8.6 million and a total unrealized loss of $661 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2022, the Company had a position in 127 investment securities with a fair value of $760.2 million and a total unrealized loss of $155.1 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2022, there were a total of 99 securities positions in the Company’s investment portfolio with a fair value of $193.8 million and a total unrealized loss of $17.9 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of June 30, 2023 and December 31, 2022, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of June 30, 2023, $71.2 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $4.6 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and $0.3 million in non-rated bonds, all of which mature in 2023. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2022, $90.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $6.9 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and no municipal bonds were rated below investment grade.

As of June 30, 2023 and December 31, 2022, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
June 30, 2023
Commercial business	$719,714	$658	$720,372
Commercial mortgage	1,965,596	(4,376)	1,961,220
Residential real estate loans	597,771	13,428	611,199
Residential real estate lines	72,641	3,330	75,971
Consumer indirect	964,466	36,516	1,000,982
Other consumer	28,036	29	28,065
Total	$4,348,224	$49,585	4,397,809
Allowance for credit losses – loans			(49,836)
Total loans, net			$4,347,973
December 31, 2022
Commercial business	$663,611	$638	$664,249
Commercial mortgage	1,683,814	(3,974)	1,679,840
Residential real estate loans	576,279	13,681	589,960
Residential real estate lines	74,432	3,238	77,670
Consumer indirect	985,580	38,040	1,023,620
Other consumer	15,002	108	15,110
Total	$3,998,718	$51,731	4,050,449
Allowance for credit losses – loans			(45,413)
Total loans, net			$4,005,036

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $805 thousand and $550 thousand as of June 30, 2023 and December 31, 2022, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2023, and December 31, 2022, AIR for loans totaled $17.0 million and $16.6 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
June 30, 2023
Commercial business	$8	$—	$—	$8	$415	$719,291	$719,714	$205
Commercial mortgage	453	4,634	—	5,087	2,477	1,958,032	1,965,596	2,477
Residential real estate loans	2,549	20	—	2,569	3,820	591,382	597,771	3,820
Residential real estate lines	53	42	—	95	208	72,338	72,641	208
Consumer indirect	8,896	2,162	—	11,058	2,982	950,426	964,466	2,982
Other consumer	131	11	5	147	—	27,889	28,036	—
Total loans, gross	$12,090	$6,869	$5	$18,964	$9,902	$4,319,358	$4,348,224	$9,692
December 31, 2022
Commercial business	$176	$10	$—	$186	$340	$663,085	$663,611	$233
Commercial mortgage	—	—	—	—	2,564	1,681,250	1,683,814	659
Residential real estate loans	1,306	28	—	1,334	4,071	570,874	576,279	4,071
Residential real estate lines	264	102	—	366	142	73,924	74,432	142
Consumer indirect	12,637	2,073	—	14,710	3,079	967,791	985,580	3,079
Other consumer	111	1	1	113	1	14,888	15,002	1
Total loans, gross	$14,494	$2,214	$1	$16,709	$10,197	$3,971,812	$3,998,718	$8,185

There were $5 thousand and $1 thousand consumer overdrafts which were past due greater than 90 days as of June 30, 2023 and December 31, 2022. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the six months ended June 30, 2023 and 2022. Estimated interest income of $122 thousand and $288 thousand for the six months ended June 30, 2023 and 2022, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

Loan Modifications for Borrower Experiencing Financial Difficulty

Loans may be modified when it is determined that a borrower is experiencing financial difficulty. Loan modifications may include principal forgiveness, interest rate reduction, an other-than-insignificant payment delay, and term extensions, or a combination of these concessions.

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted as of June 30, 2023 (in thousands):

	Term Extension
	Amortized Cost Basis	% of Total Loans
Loan Type
Commercial business	$-	0.00%
Commercial mortgage	-	0.00%
Residential real estate loans	255	0.04%
Residential real estate lines	-	0.00%
Consumer indirect	-	0.00%
Other consumer	-	0.00%
Total	$255	0.01%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.0 years to the life of the loans, which reduced monthly payment amount for the borrower.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the six months ended June 30, 2023 (in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Commercial business	$-	$-	$-
Commercial mortgage	-	-	-
Residential real estate loans	158	97	-
Residential real estate lines	-	-	-
Consumer indirect	-	-	-
Other consumer	-	-	-
Total	$158	$97	$-

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured when a borrower is experiencing financial difficulty, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of June 30, 2023 and December 31, 2022 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
June 30, 2023
Commercial business	$3,272	$78	$3,350	$201
Commercial mortgage	—	18,383	18,383	1,004
Total	$3,272	$18,461	$21,733	$1,205

December 31, 2022
Commercial business	$147	$993	$1,140	$126
Commercial mortgage	—	21,592	21,592	1,152
Total	$147	$22,585	$22,732	$1,278

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

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2023
Commercial Business:
Uncriticized	$55,076	$155,587	$91,688	$40,311	$24,853	$59,879	$245,539	$—	$672,933
Special mention	8,422	624	2,381	17,697	54	118	13,094	—	42,390
Substandard	171	97	963	1,199	16	1,294	1,309	—	5,049
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Business loans	$63,669	$156,308	$95,032	$59,207	$24,923	$61,291	$259,942	$—	$720,372
Current period gross write-offs	$—	$5	$3	$12	$8	$89	$—	$—	$117

Commercial Mortgage:
Uncriticized	$257,865	$545,092	$383,806	$242,513	$154,625	$330,668	$—	$—	$1,914,569
Special mention	—	340	244	9,545	—	17,007	—	—	27,136
Substandard	—	—	422	105	73	18,915	—	—	19,515
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Mortgage loans	$257,865	$545,432	$384,472	$252,163	$154,698	$366,590	$—	$—	$1,961,220
Current period gross write-offs	$—	$—	$—	$—	$—	$18	$—	$—	$18

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2023
Residential Real Estate Loans
Performing	$45,664	$81,353	$83,363	$114,966	$73,542	$208,491	$—	$—	$607,379
Nonperforming	—	104	885	570	558	1,703	—	—	3,820
Total Residential Real Estate Loans	$45,664	$81,457	$84,248	$115,536	$74,100	$210,194	$—	$—	$611,199
Current period gross write-offs	$—	$—	$—	$—	$32	$70	$—	$—	$102

Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$70,015	$5,748	$75,763
Nonperforming	—	—	—	—	—	—	72	136	208
Total Residential Real Estate Lines	$—	$—	$—	$—	$—	$—	$70,087	$5,884	$75,971
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$28	$13	$41

Consumer Indirect
Performing	$148,651	$389,735	$280,256	$100,445	$43,797	$35,116	$—	$—	$998,000
Nonperforming	93	1,098	1,047	320	265	159	—	—	2,982
Total Consumer Indirect Loans	$148,744	$390,833	$281,303	$100,765	$44,062	$35,275	$—	$—	$1,000,982
Current period gross write-offs	$6	$2,586	$2,520	$849	$801	$867	$—	$—	$7,629

Other Consumer
Performing	$16,073	$4,920	$1,995	$1,421	$428	$331	$2,892	$—	$28,060
Nonperforming	—	—	—	—	—	—	5	—	5
Total Other Consumer Loans	$16,073	$4,920	$1,995	$1,421	$428	$331	$2,897	$—	$28,065
Current period gross write-offs	$455	$89	$89	$25	$17	$17	$28	$—	$720

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Allowance for Credit Losses – Loans

The following table sets forth the changes in the allowance for credit losses – loans for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2023
Allowance for credit losses – loans:
Beginning balance	$12,911	$15,195	$4,213	$651	$14,117	$441	$47,528
Charge-offs	(90)	(18)	(39)	(25)	(3,009)	(338)	(3,519)
Recoveries	57	2	26	—	2,709	89	2,883
Provision (benefit)	540	1,647	446	84	(511)	738	2,944
Ending balance	$13,418	$16,826	$4,646	$710	$13,306	$930	$49,836
Six months ended June 30, 2023
Beginning balance	$12,585	$14,412	$3,301	$608	$14,238	$269	$45,413
Charge-offs	(117)	(18)	(102)	(41)	(7,629)	(720)	(8,627)
Recoveries	208	4	31	—	5,491	168	5,902
Provision	742	2,428	1,416	143	1,206	1,213	7,148
Ending balance	$13,418	$16,826	$4,646	$710	$13,306	$930	$49,836

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2022
Allowance for credit losses – loans:
Beginning balance	$10,121	$13,746	$1,852	$425	$14,568	$254	$40,966
Charge-offs	(191)	—	(56)	—	(2,672)	(309)	(3,228)
Recoveries	101	2,018	10	12	2,025	102	4,268
Provision (benefit)	109	(3,700)	334	72	3,411	220	446
Ending balance	$10,140	$12,064	$2,140	$509	$17,332	$267	$42,452
Six months ended June 30, 2022
Beginning balance	11,099	14,777	1,604	379	11,611	206	39,676
Charge-offs	(242)	—	(56)	—	(5,158)	(685)	(6,141)
Recoveries	189	2,019	15	17	3,961	193	6,394
(Benefit) provision	(906)	(4,732)	577	113	6,918	553	2,523
Ending balance	$10,140	$12,064	$2,140	$509	$17,332	$267	$42,452

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Risk Characteristics

Commercial business loans primarily consist of loans to small to mid-sized businesses in our market area in a diverse range of industries. These loans are typically associated with higher credit risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The credit risk related to commercial loans is largely influenced by general economic conditions, including inflation, and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, potentially resulting in higher losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral securing the loan. Economic events, including inflation, influencing the ability of the tenants to pay rent at these properties, or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties.

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		June 30,	December 31,
	Balance Sheet Location	2023	2022
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$37,775	$36,723
Accumulated amortization	Other assets	(6,366)	(5,603)
Net book value		$31,409	$31,120

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$33,628	$33,229

The weighted average remaining lease term for operating leases was 21.34 years at June 30, 2023 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.90%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LEASES (Continued)

The following table represents lease costs and other lease information:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Lease costs:
Operating lease costs	$759	$664	$1,535	$1,332
Variable lease costs (1)	94	132	211	245
Sublease income	(24)	(11)	(48)	(23)
Net lease costs	$829	$785	$1,698	$1,554

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$752	$714	$1,442	$1,357
Right of use assets obtained in exchange for new operating lease liabilities	$912	$100	$1,235	$190

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at June 30, 2023 (in thousands):

Twelve months ended June 30,
2024	$1,497
2025	2,899
2026	2,795
2027	2,641
2028	2,612
Thereafter	39,337
Total future minimum operating lease payments	51,781
Amounts representing interest	(18,153)
Present value of net future minimum operating lease payments	$33,628

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $67.1 million as of both June 30, 2023 and December 31, 2022. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	All Other (1)	Total
Balance, December 31, 2022	$48,536	$18,535	$67,071
Acquisitions	—	—	—
Balance, June 30, 2023	$48,536	$18,535	$67,071

(1) All Other includes the SDN and Courier Capital reporting units.

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the continued capital markets downturn for bank stocks due to macroeconomic pressures, including inflation, along with volatility in the banking industry as a result of recent bank failures during the first half of 2023, a quantitative assessment of the Banking reporting unit was performed in the second quarter of 2023. Based on this quantitative assessment, the Company concluded that it was not more likely than not that goodwill was impaired as of June 30, 2023. A qualitative assessment was performed for the SDN and Courier Capital reporting units and the Company concluded no quantitative assessment was deemed necessary as of June 30, 2023.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,042)	(2,042)
Net book value	$—	$—

Other intangibles:
Gross carrying amount	$14,545	$14,545
Accumulated amortization	(8,666)	(8,202)
Net book value	$5,879	$6,343

Amortization expense for total other intangible assets was $230 thousand and $464 thousand for the three and six months ended June 30, 2023, and $249 thousand and $503 thousand for the three and six months ended June 30, 2022. As of June 30, 2023, the estimated amortization expense of other intangible assets for the remainder of 2023 and each of the next five years is as follows (in thousands):

2023 (remainder of year)	$446
2024	838
2025	766
2026	694
2027	623
2028	551
Thereafter	1,961
Total	$5,879

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of the dates indicated are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Other Assets:
Tax credit investments	$61,713	$55,568
Net deferred tax asset	53,412	53,427
Derivative instruments	52,041	54,557
Operating lease right of use assets	31,409	31,120
FHLB and FRB stock	28,741	19,385
Accrued interest receivable	21,731	14,503
Other	36,137	34,432
Total other assets	$285,184	$262,992

	June 30,	December 31,
	2023	2022
Other Liabilities:
Collateral on derivative instruments	$48,320	$54,300
Derivative instruments	43,969	47,751
Operating lease right of use obligations	33,628	33,229
Accrued interest expense	16,356	5,983
Other	39,914	41,758
Total other liabilities	$182,187	$183,021

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the first six months of 2023 and in 2022, such derivatives were used to hedge the variable cash flows associated with short-term borrowings or brokered CDs. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows at June 30, 2023 (dollars in thousands):

Effective Date	Expiration Date	Notional Amount	Pay Fixed Rate
4/11/2022	4/11/2027	$50,000	0.787%
1/24/2023	1/24/2026	$30,000	3.669%
5/5/2023	5/5/2026	$25,000	3.4615%

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $3.2 million in accumulated other comprehensive income related to derivatives will be reclassified as a decrease to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of June 30, 2023 and December 31, 2022 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount			Fair value			Fair value
	June 30, 2023	December 31, 2022	Balance sheet line item	June 30, 2023	December 31, 2022	Balance sheet line item	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Cash flow hedges	$105,000	$50,000	Other assets	$7,969	$6,725	Other liabilities	$—	$—
Total derivatives	$105,000	$50,000		$7,969	$6,725		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	1,109,522	1,006,386	Other assets	43,944	47,736	Other liabilities	43,947	47,738
Credit contracts	84,317	104,497	Other assets	—	—	Other liabilities	—	—
Mortgage banking	8,725	7,884	Other assets	128	96	Other liabilities	22	13
Total derivatives	$1,202,564	$1,118,767		$44,072	$47,832		$43,969	$47,751

(1)
The Company was holding collateral of $48.3 million and $54.3 million against its net obligations under these contracts at June 30, 2023 and December 31, 2022, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and six months ended June 30, 2023 and 2022 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended June 30,		Six months ended June 30,
Undesignated derivatives	recognized in income	2023	2022	2023	2022
Interest rate swaps	Income from derivative instruments, net	$625	$596	$1,126	$1,358
Credit contracts	Income from derivative instruments, net	44	18	51	18
Mortgage banking	Income from derivative instruments, net	34	31	22	(212)
Total undesignated		$703	$645	$1,199	$1,164

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and six months ended June 30, 2023 and 2022:

	Outstanding	Treasury	Issued
2023
Shares at December 31, 2022	15,340,001	759,555	16,099,556
Restricted stock units released	58,188	(58,188)	—
Treasury stock purchases	(22,710)	22,710	—
Shares at March 31, 2023	15,375,479	724,077	16,099,556
Restricted stock awards issued	20,185	(20,185)	—
Stock awards	5,945	(5,945)	—
Restricted stock units released	296	(296)	—
Treasury stock purchases	(105)	105	—
Shares at June 30, 2023	15,401,800	697,756	16,099,556

2022
Shares at December 31, 2021	15,745,453	354,103	16,099,556
Restricted stock units released	23,271	(23,271)	—
Treasury stock purchases	(469,647)	469,647	—
Shares at March 31, 2022	15,299,077	800,479	16,099,556
Restricted stock awards issued	11,300	(11,300)	—
Stock awards	3,848	(3,848)	—
Restricted stock units released	31,141	(31,141)	—
Treasury stock purchases	(11,275)	11,275	—
Shares at June 30, 2022	15,334,091	765,465	16,099,556

Share Repurchase Programs

In June 2022, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 766,447 shares of common stock (the “2022 Share Repurchase Program”). Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. As of June 30, 2023, there were 766,447 shares remaining for repurchase under the 2022 Share Repurchase Program.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the components of other comprehensive (loss) income for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2023
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(11,643)	$(2,983)	$(8,660)
Reclassification adjustment for net gains included in net income (1)	16	4	12
Total securities available for sale and transferred securities	(11,627)	(2,979)	(8,648)
Hedging derivative instruments:
Change in unrealized gain during the period	1,887	483	1,404
Pension obligations:
Amortization of prior service credit included in income	(123)	(32)	(91)
Amortization of net actuarial loss included in income	316	81	235
Total pension obligations	193	49	144
Other comprehensive loss	$(9,547)	$(2,447)	$(7,100)
Six months ended June 30, 2023
Securities available for sale and transferred securities:
Change in unrealized gain during the period	$2,635	$675	$1,960
Reclassification adjustment for net gains included in net income (1)	35	9	26
Total securities available for sale and transferred securities	2,670	684	1,986
Hedging derivative instruments:
Change in unrealized gain during the period	996	255	741
Pension obligations:
Amortization of prior service credit included in income	(245)	(63)	(182)
Amortization of net actuarial loss included in income	632	162	470
Total pension and post-retirement obligations	387	99	288
Other comprehensive income	$4,053	$1,038	$3,015

(1) Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2022
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(44,966)	$(11,520)	$(33,446)
Reclassification adjustment for net gains included in net income (1)	41	10	31
Total securities available for sale and transferred securities	(44,925)	(11,510)	(33,415)
Hedging derivative instruments:
Change in unrealized gain during the period	991	254	737
Pension and post-retirement obligations:
Amortization of prior service credit included in income	—	—	—
Amortization of net actuarial loss included in income	64	17	47
Total pension and post-retirement obligations	64	17	47
Other comprehensive loss	$(43,870)	$(11,239)	$(32,631)
Six months ended June 30, 2022
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(119,983)	$(30,741)	$(89,242)
Reclassification adjustment for net gains included in net income (1)	72	18	54
Total securities available for sale and transferred securities	(119,911)	(30,723)	(89,188)
Hedging derivative instruments:
Change in unrealized gain during the period	3,462	887	2,575
Pension and post-retirement obligations:
Amortization of prior service credit included in income	—	—	—
Amortization of net actuarial loss included in income	128	33	95
Total pension and post-retirement obligations	128	33	95
Other comprehensive loss	$(116,321)	$(29,803)	$(86,518)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Three months ended June 30, 2023
Balance at beginning of period	$4,072	$(118,000)	$(13,444)	$(127,372)
Other comprehensive income (loss) before reclassifications	1,404	(8,660)	—	(7,256)
Amounts reclassified from accumulated other comprehensive income	—	12	144	156
Net current period other comprehensive income (loss)	1,404	(8,648)	144	(7,100)
Balance at end of period	$5,476	$(126,648)	$(13,300)	$(134,472)

Six months ended June 30, 2023
Balance at beginning of period	$4,735	$(128,634)	$(13,588)	$(137,487)
Other comprehensive income (loss) before reclassifications	741	1,960	—	2,701
Amounts reclassified from accumulated other comprehensive income	—	26	288	314
Net current period other comprehensive income (loss)	741	1,986	288	3,015
Balance at end of period	$5,476	$(126,648)	$(13,300)	$(134,472)

Three months ended June 30, 2022
Balance at beginning of period	$2,998	$(60,744)	$(9,348)	$(67,094)
Other comprehensive income (loss) before reclassifications	737	(33,446)	—	(32,709)
Amounts reclassified from accumulated other comprehensive income	—	31	47	78
Net current period other comprehensive income (loss)	737	(33,415)	47	(32,631)
Balance at end of period	$3,735	$(94,159)	$(9,301)	$(99,725)

Six months ended June 30, 2022
Balance at beginning of period	$1,160	$(4,971)	$(9,396)	$(13,207)
Other comprehensive income (loss) before reclassifications	2,575	(89,242)	—	(86,667)
Amounts reclassified from accumulated other comprehensive income	—	54	95	149
Net current period other comprehensive income (loss)	2,575	(89,188)	95	(86,518)
Balance at end of period	$3,735	$(94,159)	$(9,301)	$(99,725)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2023 and 2022 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended June 30,
	2023	2022
Realized loss on sale of investment securities	$—	$(15)	Net (loss) gain on investment securities
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	(16)	(26)	Interest income
	(16)	(41)	Total before tax
	4	10	Income tax expense
	(12)	(31)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	123	—	Salaries and employee benefits
Net actuarial losses (1)	(316)	(64)	Salaries and employee benefits
	(193)	(64)	Total before tax
	49	17	Income tax benefit
	(144)	(47)	Net of tax
Total reclassified for the period	$(156)	$(78)
	Six months ended
	June 30,
	2023	2022
Realized (loss) gain on sale of investment securities	$—	$(15)	Net (loss) gain on investment securities
Amortization of unrealized holding gains on investment securities transferred from available for sale to held to maturity	(35)	(57)	Interest income
	(35)	(72)	Total before tax
	9	18	Income tax expense
	(26)	(54)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	245	—	Salaries and employee benefits
Net actuarial losses (1)	(632)	(128)	Salaries and employee benefits
	(387)	(128)	Total before tax
	99	33	Income tax benefit
	(288)	(95)	Net of tax
Total reclassified for the period	$(314)	$(149)

(1) These items are included in the computation of net periodic pension expense. See Note 13 – Employee Benefit Plans for additional information.

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

The Company granted restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) during the six months ended June 30, 2023 as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
RSAs	20,185	$16.34
RSUs	139,510	$16.45
PSUs	53,060	$16.66

The grant-date fair value for the RSAs granted during the six months ended June 30, 2023 was equal to the closing market price of our common stock on the date of grant. The grant-date fair value for the RSUs and PSUs granted during the six months ended June 30, 2023 was equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

Fifty percent of the RSAs granted during the six months ended June 30, 2023 vested on the grant date. The remaining RSAs will vest the day before the Company’s next annual meeting. The RSUs and PSUs granted during the six months ended June 30, 2023 will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Salaries and employee benefits	$453	$760	$963	$1,166
Other noninterest expense	204	187	245	224
Total share-based compensation expense	$657	$947	$1,208	$1,390

Income tax benefit realized for compensation costs	$69	$283	$438	$474

At June 30, 2023, there was $5.2 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.15 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service cost	$447	$871	$895	$1,742
Interest cost on projected benefit obligation	855	647	1,710	1,294
Expected return on plan assets	(878)	(1,141)	(1,756)	(2,282)
Amortization of unrecognized prior service credit	(123)	—	(245)	—
Amortization of unrecognized net actuarial loss	316	64	632	128
Net periodic benefit expense	$617	$441	$1,236	$882

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Commitments to extend credit	$1,350,058	$1,435,323
Standby letters of credit	15,999	17,181

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

Unfunded Commitments

At June 30, 2023 and December 31, 2022, the allowance for credit losses for unfunded commitments totaled $4.4 million and $4.1 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. The credit loss expense for unfunded commitments was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Credit loss expense for unfunded commitments	$287	$119	$297	$360

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2023
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$21,261	$—	$21,261
Mortgage-backed securities	—	890,861	—	890,861
Other assets:
Hedging derivative instruments	—	7,969	—	7,969
Fair value adjusted through comprehensive income	$—	$920,091	$—	$920,091
Other assets:
Derivative instruments – interest rate swaps	—	43,944	—	43,944
Derivative instruments – credit contracts	—	—	—	-
Derivative instruments – mortgage banking	—	128	—	128
Other liabilities:
Derivative instruments – interest rate swaps	—	(43,947)	—	(43,947)
Derivative instruments – credit contracts	—	—	—	-
Derivative instruments – mortgage banking	—	(22)	—	(22)
Fair value adjusted through net income	$—	$103	$—	$103
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$805	$—	$805
Collateral dependent loans	—	—	20,528	20,528
Other assets:
Long-lived assets held for sale	—	—	1,483	1,483
Loan servicing rights	—	—	1,428	1,428
Other real estate owned	—	—	163	163
Total	$—	$805	$23,602	$24,407

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2023. There were no liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2023.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2023 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$20,528	Appraisal of collateral (1)	Appraisal adjustments (2)	12.5%(3) / 0 - 26.9%
Loan servicing rights	$1,428	Discounted cash flow	Discount rate	10.4% (3)
			Constant prepayment rate	11.8% (3)
Long-lived assets held for sale	$1,483	Appraisal of collateral (1)	Appraisal adjustments (2)	9.7 - 41.3%
Other real estate owned	$163	Appraisal of collateral (1)	Appraisal adjustments (2)	42.3%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the six months ended June 30, 2023 and 2022.

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

	Level in	June 30, 2023		December 31, 2022
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$180,248	$180,248	$130,466	$130,466
Securities available for sale	Level 2	912,122	912,122	954,371	954,371
Securities held to maturity, net	Level 2	159,893	146,026	188,975	174,188
Loans held for sale	Level 2	805	805	550	550
Loans	Level 2	4,327,445	4,190,444	3,983,582	3,867,285
Loans (1)	Level 3	20,528	20,528	21,454	21,454
Long-lived assets held for sale	Level 3	1,483	1,483	1,509	1,509
Accrued interest receivable	Level 1	21,731	21,731	19,371	19,371
Derivative instruments – cash flow hedges	Level 2	7,969	7,969	6,725	6,725
Derivative instruments – interest rate products	Level 2	43,944	43,944	47,736	47,736
Derivative instruments – mortgage banking	Level 2	128	128	96	96
FHLB and FRB stock	Level 2	28,741	28,741	19,385	19,385
Financial liabilities:
Non-maturity deposits	Level 1	3,487,785	3,487,785	3,646,552	3,646,552
Time deposits	Level 2	1,547,076	1,536,483	1,282,872	1,268,957
Short-term borrowings	Level 1	374,000	374,000	205,000	205,000
Long-term borrowings	Level 2	124,377	119,878	74,222	70,814
Accrued interest payable	Level 1	16,356	16,356	5,983	5,983
Derivative instruments – interest rate products	Level 2	43,947	43,947	47,738	47,738
Derivative instruments – credit contracts	Level 2	—	—	—	—
Derivative instruments – mortgage banking	Level 2	22	22	13	13

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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other,” which include the activities of SDN, Courier Capital and HNP, prior to the May 1, 2023 merger. Refer to “Nature of Operations” under Note 1. Basis of Presentation and Summary of Significant Accounting Policies for further details on the merger. SDN is a full-service insurance agency that provides a broad range of insurance services to both personal and business clients, and Courier Capital and HNP are our investment advisor and wealth management firms that provide customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. Also included in “All Other” are Holding Company amounts, which are the primary differences between segment amounts and consolidated totals, along with amounts to eliminate balances and transactions between segments.

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	All Other	Consolidated Totals
June 30, 2023
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	—	5,879	5,879
Total assets	6,100,251	41,047	6,141,298
December 31, 2022
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	—	6,343	6,343
Total assets	5,756,441	40,831	5,797,272

	Banking	All Other	Consolidated Totals
Three months ended June 30, 2023
Net interest income (expense)	$43,397	$(1,060)	$42,337
Provision for credit losses	(3,230)	—	(3,230)
Noninterest income	7,498	3,968	11,466
Noninterest expense	(29,971)	(3,811)	(33,782)
Income (loss) before income taxes	17,694	(903)	16,791
Income tax (expense) benefit	(2,879)	461	(2,418)
Net income (loss)	$14,815	$(442)	$14,373
Six months ended June 30, 2023
Net interest income (expense)	$86,272	$(2,120)	$84,152
Provision for credit losses	(7,444)	—	(7,444)
Noninterest income	13,873	8,517	22,390
Noninterest expense	(59,744)	(7,699)	(67,443)
Income (loss) before income taxes	32,957	(1,302)	31,655
Income tax (expense) benefit	(5,509)	316	(5,193)
Net income (loss)	$27,448	$(986)	$26,462

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(16.) SEGMENT REPORTING (Continued)

	Banking	All Other	Consolidated Totals
Three months ended June 30, 2022
Net interest income (expense)	$42,658	$(1,061)	$41,597
Provision for credit losses	(563)	—	(563)
Noninterest income	7,701	3,659	11,360
Noninterest expense	(28,892)	(3,995)	(32,887)
Income (loss) before income taxes	$20,904	$(1,397)	$19,507
Income tax (expense) benefit	(4,239)	380	(3,859)
Net income (loss)	$16,665	$(1,017)	$15,648
Six months ended June 30, 2022
Net interest income (expense)	$83,276	$(2,121)	$81,155
Provision for credit losses	(2,882)	—	(2,882)
Noninterest income	14,328	8,354	22,682
Noninterest expense	(54,764)	(8,258)	(63,022)
Income (loss) before income taxes	39,958	(2,025)	37,933
Income tax (expense) benefit	(7,875)	573	(7,302)
Net income (loss)	$32,083	$(1,452)	$30,631

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
•
Regulatory scrutiny of bank provision of BaaS solutions and related technology considerations has recently increased;
•
We have implemented a program to provide financial products and services to customers that do business in the cannabis industry and the strict enforcement of federal laws and regulations regarding cannabis could result in our inability to continue to provide financial products and services to these customers and we could have legal action taken against us by the federal government and exposure to additional liabilities and regulatory compliance costs;
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

•
The policies of the Federal Reserve have a significant impact on our earnings;
•
Our insurance brokerage subsidiary is subject to risk related to the insurance industry;
•
Our investment advisory and wealth management operations are subject to risk related to the regulation of the financial services industry and market volatility;
•
Loss of key employees may disrupt relationships with certain customers;
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

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected. See also Item 1A, Risk Factors, in the Annual Report on Form 10-K for the year ended December 31, 2022, and Item 1A. Risk Factors in our subsequent Quarterly Reports on Form 10-Q for further information. Except as required by law, we do not undertake, and specifically disclaim any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

The Parent is a financial holding company headquartered in New York State, providing diversified financial services through its operating subsidiaries, Five Star Bank (the “Bank”), SDN Insurance Agency, LLC (“SDN”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York-chartered banking subsidiary, the Bank. The Bank also has commercial loan production offices in Ellicott City (Baltimore), Maryland, and Syracuse, New York, serving the Mid-Atlantic and Central New York regions. Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. SDN provides a broad range of insurance services to personal and business clients. Courier Capital provides customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. In May 2023, the Company announced the completion of the merger of HNP Capital, LLC (“HNP Capital”) with and into Courier Capital.

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

Cannabis Banking

The Marijuana Regulation and Taxation Act was signed into law on March 31, 2021, legalizing the possession and sale of recreational marijuana in New York State for adults aged 21 or older and the state has issued adult-use cannabis cultivation, processing and retail dispensary licenses. We have implemented a program to provide financial products and services to legal cannabis-related businesses and partner with other financial institutions who provide such services.

Offering financial products and services to the cannabis industry presents a unique set of regulatory risks due to the conflict between state and federal laws, as marijuana remains illegal at the federal level. In January 2018, the U.S. Department of Justice (the “DOJ”) rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the Controlled Substances Act against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear, but in the future may result in increased enforcement actions against the regulated cannabis industry generally. More recently, the United States Attorney General has indicated that the DOJ, under his leadership, does not intend to pursue cases against parties who comply with the laws in states which have legalized and are effectively regulating marijuana. However, enforcement policies and practices may be highly variable between political administrations. In addition, federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for any district in which we

MANAGEMENT'S DISCUSSION AND ANALYSIS

operate will not choose to strictly enforce the federal laws governing cannabis. In the future, enforcement actions may be taken against cannabis-related businesses or financial services providers that are viewed as aiding and abetting such activities.

The Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state-legal cannabis businesses. These guidelines were issued for the explicit purpose so “that financial institutions can provide services to marijuana-related businesses in a manner consistent with their obligations to know their customers and to report possible criminal activity.” The Bank has and will continue to follow this and other FinCEN guidance in the areas of cannabis banking.

EXECUTIVE OVERVIEW

Summary of 2023 Second Quarter Results

Net income decreased $1.3 million to $14.4 million for the second quarter of 2023 compared to $15.6 million for the second quarter of 2022. Net income available to common shareholders for the second quarter of 2023 was $14.0 million, or $0.91 per diluted share, compared with $15.3 million, or $0.99 per diluted share, for the second quarter of 2022. Return on average common equity was 13.64% and return on average assets was 0.95% for the second quarter of 2023 compared to 14.64% and 1.12%, respectively, for the second quarter of 2022.

The decrease in net income for the second quarter of 2023 reflected a $3.2 million provision for credit losses as compared to $563 thousand in the second quarter of 2022. The increase in the provision for credit losses for the second quarter of 2023 reflected the impact of strong loan growth and a modest increase in the national unemployment forecast, partially offset by low levels of net charge-offs and a reduction in overall specific reserve levels. The provision for credit losses in the second quarter of 2022 reflected a $2.0 million commercial loan recovery.

Net interest income totaled $42.3 million in the second quarter of 2023, an increase of $740 thousand compared to $41.6 million in the second quarter of 2022. Average interest-earning assets for the second quarter of 2023 were $445.3 million higher than the second quarter of 2022 due to a $559.6 million increase in average loans and a $32.5 million increase in the average balance of Federal Reserve interest-earning cash, partially offset by a $146.9 million decrease in average investment securities.

Net interest margin was 2.99% for the second quarter of 2023 compared to 3.19% in the second quarter of 2022, as a result of a shift in our deposit mix from lower cost transactional accounts to higher cost time deposits, as well as seasonality and repricing within the public deposit portfolio.

The provision for credit losses – loans was $2.9 million in the second quarter of 2023 compared to $446 thousand in the second quarter of 2022. Net charge-offs during the recent quarter were $636 thousand, representing 0.06% of average loans on an annualized basis, compared to net recoveries of $1.0 million, or an annualized 0.11% of average loans, in the second quarter of 2022. See the “Allowance for Credit Losses – Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision for credit losses – loans and net charge-offs.

Noninterest income totaled $11.5 million in the second quarter of 2023, compared to $11.4 million in the second quarter of 2022. Included in noninterest income for the second quarter of 2023 was a net gain on tax credit investments of $489 thousand related to tax credit investments placed in service in the current and prior quarters. This net gain includes the New York investment tax credits that are refundable, partially offset by amortization of the tax credit investments. Offsetting the increase in noninterest income was a decrease in net gain on sale of loans held for sale to $122 thousand for the second quarter of 2023 compared to $828 thousand in the second quarter of 2022, when the Company recorded a $586 thousand gain related to the sale of a $31.3 million portfolio of indirect loans.

Noninterest expense totaled $33.8 million in the second quarter of 2023, compared to $32.9 million in the second quarter of 2022. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits expense, FDIC assessments expense, and other expenses, partially offset by decreases in occupancy and equipment expenses and restructuring charges. The increase in salaries and employee benefits expense was primarily due to annual merit increases. FDIC assessments expense increased in part, due to the increase in the base deposit insurance assessment rate schedules by two basis points. The increase in other expense was due to a combination of factors including interest charges related to collateral held for derivative transactions, the timing of deposit account-related fraud charge-offs, higher insurance costs and the impact of inflationary pressures. The decrease in occupancy and equipment expense primarily related to timing of maintenance and repairs. Restructuring charges in the second quarter of 2022 reflected the write-down of real estate assets to fair market value based upon then-existing purchase offers and current market conditions for five locations that were closed in the second half of 2020.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 9.43%, and 11.77%, respectively, at June 30, 2023. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 79% of revenue during both the three and six months ended June 30, 2023, respectively. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as

MANAGEMENT'S DISCUSSION AND ANALYSIS

well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest income per consolidated statements of income	$71,115	$45,276	$134,886	$87,627
Adjustment to fully taxable equivalent basis	113	147	234	293
Interest income adjusted to a fully taxable equivalent basis	71,228	45,423	135,120	87,920
Interest expense per consolidated statements of income	28,778	3,679	50,734	6,472
Net interest income on a taxable equivalent basis	$42,450	$41,744	$84,386	$81,448

Analysis of Net Interest Income for the Three Months Ended June 30, 2023 and 2022

Net interest income on a taxable equivalent basis for the three months ended June 30, 2023, was $42.5 million, an increase of $706 thousand versus the comparable quarter last year of $41.7 million. The increase in net interest income was primarily due to a $25.8 million increase in interest income, resulting primarily from the impact of market interest rate increases having a positive impact on yields, as well as an increase in average loans of $559.6 million, or 15%, partially offset by a decrease in average investment securities of $146.9 million, or 10%. The increase in interest income was partially offset by an increase in interest expense of $25.1 million. The increase in interest expense was primarily the result of an increase in higher-cost borrowings coupled with continued repricing of deposits, as customers responded to the rising interest rate environment.

Our net interest margin for the second quarter of 2023 was 2.99%, 20-basis points lower than 3.19% for the same period in 2022 as a result of a shift in our deposit mix from lower cost transactional accounts to higher cost time deposits, as well as seasonality and repricing within the public deposit portfolio.

For the second quarter of 2023, the average yield on average interest earning assets of 5.02% was 155-basis points higher than the second quarter of 2022 of 3.47% due to the increase in market interest rates. Average loan yields increased 180-basis points during the second quarter of 2023 to 5.93% from 4.13% for the second quarter of 2022. The average yield on investment securities increased 7-basis points during the second quarter of 2023 to 1.89% from 1.82% for the second quarter of 2022. Overall, a favorable volume variance increased interest income by $6.4 million during the second quarter of 2023, and the average loan yield changes increased interest income by $18.1 million which collectively drove a $24.5 million increase in interest income.

Average interest-earning assets were $5.69 billion for the second quarter of 2023 compared to $5.25 billion for the second quarter of 2022, an increase of $445.3 million, or 8%, from the comparable quarter last year, with average loans up $559.6 million from $3.77 billion for the second quarter of 2022 to $4.33 billion for the second quarter of 2023, partially offset by a decrease in average securities of $146.9 million from $1.42 billion for the second quarter of 2022 to $1.27 billion for the second quarter of 2023. Loans comprised 76.1% of average interest-earning assets during the second quarter of 2023 compared to 71.9% during the second quarter of 2022. The increase in average loans was primarily due to organic growth in commercial mortgages, bolstered by our February 2022 expansion into the Baltimore and Washington D.C. region. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. The average yield on average loans was 5.93% for the second quarter of 2023, an increase of 180-basis points compared to 4.13% for the comparable quarter in 2022 due to the impact of the increase in market interest rates. An increase in the volume of average loans resulted in a $7.0 million increase in interest income and rate changes increased interest income by $18.1 million. Securities represented 22.3% of average interest-earning assets during the second quarter of 2023 compared to 27.0% during the second quarter of 2022. The decrease in average investment securities was due to the redeployment of excess liquidity intended to benefit interest income with the intent of reducing net interest margin compression relative to interest earned on federal funds sold and interest-earning deposits.

For the second quarter of 2023, the average cost of average interest-bearing liabilities of 2.60% was 223-basis points higher than the second quarter of 2022 and the average cost of interest-bearing deposits of 2.40% was 215-basis points higher than the second quarter of 2022 due to the rising interest rate environment that occurred in 2022 and continued into 2023.

Average interest-bearing liabilities were $4.43 billion for the second quarter of 2023, compared to $3.95 billion for the second quarter of 2022, an increase of $489.4 million, or 12% driven by increases in both total borrowings and interest-bearing deposits. Total average borrowings

MANAGEMENT'S DISCUSSION AND ANALYSIS

increased to $419.3 million, up $251.0 million from the second quarter of 2022. On average, interest-bearing deposits grew $238.4 million from $3.78 billion for the second quarter of 2022 to $4.02 billion for the current quarter while noninterest-bearing demand deposits (a principal component of net free funds) decreased $68.4 million to $1.03 billion for the second quarter of 2023. The increase in average interest-bearing deposits was primarily due to growth in reciprocal, non-public, and brokered deposits, partially offset by a decline in public deposits. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate changes resulted in a $21.0 million increase in interest expense during the second quarter of 2023, primarily due to the higher rate market conditions.

Analysis of Net Interest Income for the Six Months Ended June 30, 2023 and 2022

Net interest income on a taxable equivalent basis for the six months ended June 30, 2023, was $84.4 million, an increase of $2.9 million versus the comparable period in 2022 of $81.4 million. The increase in net interest income was primarily due to a $47.2 million increase in interest income, resulting primarily from the impact of the market interest rate increases having a positive impact on yields, as well as an increase in average loans of $489.6 million, or 13%, partially offset by a decrease in average investment securities of $132.7 million, or 9%. The increase in interest income was partially offset by an increase in interest expense of $44.3 million. The increase in interest expense was primarily the result of continued repricing of time deposits at higher rates.

Our net interest margin for the six months ended June 30, 2023 was 3.04%, 11-basis points lower than 3.15% for the same period in 2022 as a result of a shift in our deposit mix from lower cost transactional accounts to higher cost time deposits, as well as seasonality and repricing within the public deposit portfolio.

For the six months ended June 30, 2023, the average yield on average interest earning assets of 4.87% was 147-basis points higher than the six months ended June 30, 2022 of 3.40%. The average yield on loans increased 173-basis points during the six months ended June 30, 2023, to 5.78% from 4.05% for the comparable period last year. The average yield on investment securities increased 11-basis points to 1.89% for the six months ended June 30, 2023 compared to 1.78% for the six months ended June 30, 2022. Overall, volume variances in average interest-earning assets and average interest-bearing liabilities increased net interest income by $10.2 million during the six months ended June 30, 2023, and the impact of the interest rate increases in 2022 and 2023 had an overall positive impact on yields, contributing another $37.0 million to interest income.

Average interest-earning assets were $5.59 billion for the six months ended June 30, 2023 compared to $5.21 billion for the six months ended June 30, 2022, an increase of $382.5 million, or 7.3%, with average loans up $489.6 million from $3.74 billion for the six months ended June 30, 2022 to $4.23 billion for the six months ended June 30, 2023, partially offset by a decrease in average securities of $132.7 million from $1.42 billion for the six months ended June 30, 2022 to $1.29 billion for the six months ended June 30, 2023. Securities represented 23.0% of average interest-earning assets during the six months ended June 30, 2023 compared to 27.2% during the six months ended June 30, 2022. Loans comprised 75.6% of average interest-earning assets during the six months ended June 30, 2023 compared to 71.8% during the six months ended June 30, 2022. The increase in average loans was primarily due to organic growth in commercial mortgages, bolstered by our February 2022 expansion into the Baltimore and Washington D.C. region. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. An increase in the volume of average loans resulted in an $11.5 million increase in interest income and higher interest rates increased interest income by $37.0 million.

For the six months ended June 30, 2023, the average cost of average interest-bearing liabilities of 2.37% was 204-basis points higher than the six months ended June 30, 2022 of 0.33% with the average cost of average interest-bearing deposits of 2.20% increasing 198-basis points from 0.22% for the six months ended June 30, 2022 due to the rising interest rate environment that occurred in 2022 and continued into 2023.

Average interest-bearing liabilities of $4.31 billion in the six months ended June 30, 2023 were $389.8 million, or 9.9%, higher than the six months ended June 30, 2022. The increase was driven by increases in both total borrowings and interest-bearing deposits. Total average borrowings increased to $340.0 million, up $206.3 million from the six months ended June 30, 2022. On average, interest-bearing deposits grew $183.5 million from $3.79 billion for the six months ended June 30, 2022 to $3.97 billion for the current period, while noninterest-bearing demand deposits (a principal component of net free funds) decreased $43.7 million to $1.05 billion for the six months ended June 30, 2023. The increase in average deposits was primarily due to growth in brokered, non-public and reciprocal deposits, partially offset by a decrease in public deposits. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate changes resulted in a $38.3 million increase in interest expense during the six months ended June 30, 2023, primarily due to the rising interest rate environment.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (dollars in thousands). Average balances were derived from daily balances.

	Three months ended June 30,
	2023			2022
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$92,954	$1,186	5.12%	$60,429	$110	0.72%
Investment securities (1):
Taxable	1,190,177	5,451	1.83	1,307,507	5,746	1.76
Tax-exempt (2)	79,004	539	2.73	108,558	695	2.56
Total investment securities	1,269,181	5,990	1.89	1,416,065	6,441	1.82
Loans:
Commercial business	710,145	12,701	7.17	626,574	6,568	4.20
Commercial mortgage	1,911,729	30,827	6.47	1,429,910	15,019	4.21
Residential real estate loans	598,638	5,447	3.64	576,990	4,820	3.34
Residential real estate lines	76,191	1,371	7.22	76,730	671	3.51
Consumer indirect	1,011,338	13,272	5.26	1,045,720	11,422	4.38
Other consumer	21,686	434	8.02	14,183	372	10.49
Total loans (4)	4,329,727	64,052	5.93	3,770,107	38,872	4.13
Total interest-earning assets	5,691,862	71,228	5.02	5,246,601	45,423	3.47
Less: Allowance for credit losses	(49,183)			(42,292)
Other noninterest-earning assets	410,579			393,908
Total assets	$6,053,258			$5,598,217
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$848,552	$1,636	0.77%	$938,995	$292	0.12%
Savings and money market	1,660,148	8,283	2.00	1,882,998	1,098	0.23
Time deposits	1,506,592	14,135	3.76	954,862	976	0.41
Total interest-bearing deposits	4,015,292	24,054	2.40	3,776,855	2,366	0.25
Short-term borrowings	294,923	3,159	4.30	94,242	252	1.07
Long-term borrowings	124,329	1,565	5.04	74,019	1,061	5.73
Total borrowings	419,252	4,724	4.52	168,261	1,313	3.13
Total interest-bearing liabilities	4,434,544	28,778	2.60	3,945,116	3,679	0.37
Noninterest-bearing demand deposits	1,029,681			1,098,084
Other noninterest-bearing liabilities	159,781			119,093
Shareholders’ equity	429,252			435,924
Total liabilities and shareholders’ equity	$6,053,258			$5,598,217
Net interest income (tax-equivalent)		$42,450			$41,744
Interest rate spread			2.42%			3.10%
Net earning assets	$1,257,318			$1,301,485
Net interest margin (tax-equivalent)			2.99%			3.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.35%			132.99%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended June 30,
	2023	2022
Commercial business	$(3)	$737
Commercial mortgage	598	607
Residential real estate loans	(397)	(459)
Residential real estate lines	(102)	(81)
Consumer indirect	(1,067)	(591)
Other consumer	5	4
Total	$(966)	$217

	Six months ended June 30,
	2023			2022
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$78,214	$1,802	4.65%	$52,538	$127	0.49%
Investment securities (1):
Taxable	1,202,822	11,052	1.84	1,308,310	11,233	1.72
Tax-exempt (2)	82,432	1,116	2.71	109,686	1,390	2.53
Total investment securities	1,285,254	12,168	1.89	1,417,996	12,623	1.78
Loans:
Commercial business	690,360	23,933	6.99	627,241	12,572	4.04
Commercial mortgage	1,828,807	57,227	6.31	1,430,916	28,557	4.02
Residential real estate loans	594,217	10,693	3.60	578,994	9,641	3.33
Residential real estate lines	76,408	2,674	7.06	77,167	1,350	3.53
Consumer indirect	1,017,814	25,796	5.11	1,007,791	22,297	4.46
Other consumer	18,439	827	9.04	14,356	753	10.57
Total loans (4)	4,226,045	121,150	5.78	3,736,465	75,170	4.05
Total interest-earning assets	5,589,513	135,120	4.87	5,206,999	87,920	3.40
Less: Allowance for credit losses	(47,933)			(41,548)
Other noninterest-earning assets	407,521			413,920
Total assets	5,949,101			$5,579,371
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$864,235	$3,035	0.71%	$931,253	$575	0.12%
Savings and money market	1,662,598	14,839	1.80	1,915,344	1,884	0.20
Time deposits	1,444,705	25,474	3.56	941,448	1,612	0.35
Total interest-bearing deposits	3,971,538	43,348	2.20	3,788,045	4,071	0.22
Short-term borrowings	220,641	4,361	3.99	59,649	280	0.95
Long-term borrowings	119,318	3,025	5.07	73,980	2,121	5.73
Total borrowings	339,959	7,386	4.38	133,629	2,401	3.62
Total interest-bearing liabilities	4,311,497	50,734	2.37	3,921,674	6,472	0.33
Noninterest-bearing demand deposits	1,047,121			1,090,835
Other noninterest-bearing liabilities	166,858			103,128
Shareholders’ equity	423,625			463,734
Total liabilities and shareholders’ equity	$5,949,101			$5,579,371
Net interest income (tax-equivalent)		$84,386			$81,448
Interest rate spread			2.50%			3.07%
Net earning assets	$1,278,016			$1,285,325
Net interest margin (tax-equivalent)			3.04%			3.15%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.64%			132.77%

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

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	Six months ended June 30,
	2023	2022
Commercial business	$(4)	$1,706
Commercial mortgage	1,146	983
Residential real estate loans	(801)	(963)
Residential real estate lines	(176)	(154)
Consumer indirect	(2,161)	(1,016)
Other consumer	5	9
Total	$(1,991)	$565

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

	Three months ended June 30, 2023 vs. 2022			Six months ended June 30, 2023 vs. 2022
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$88	$988	$1,076	$91	$1,584	$1,675
Investment securities:
Taxable	(530)	235	(295)	(940)	759	(181)
Tax-exempt	(199)	43	(156)	(364)	90	(274)
Total investment securities	(729)	278	(451)	(1,304)	849	(455)
Loans:
Commercial business	974	5,159	6,133	1,377	9,984	11,361
Commercial mortgage	6,107	9,701	15,808	9,423	19,247	28,670
Residential real estate loans	186	441	627	258	794	1,052
Residential real estate lines	(5)	705	700	(13)	1,337	1,324
Consumer indirect	(387)	2,237	1,850	224	3,275	3,499
Other consumer	165	(103)	62	193	(119)	74
Total loans	7,040	18,140	25,180	11,462	34,518	45,980
Total interest income	6,399	19,406	25,805	10,249	36,951	47,200
Interest expense:
Deposits:
Interest-bearing demand	(31)	1,375	1,344	(44)	2,504	2,460
Savings and money market	(145)	7,330	7,185	(281)	13,236	12,955
Time deposits	868	12,291	13,159	1,298	22,564	23,862
Total interest-bearing deposits	692	20,996	21,688	973	38,304	39,277
Short-term borrowings	1,367	1,540	2,907	1,864	2,217	4,081
Long-term borrowings	646	(142)	504	1,173	(269)	904
Total borrowings	2,013	1,398	3,411	3,037	1,948	4,985
Total interest expense	2,705	22,394	25,099	4,010	40,252	44,262
Net interest income	$3,694	$(2,988)	$706	$6,239	$(3,301)	$2,938

Provision for Credit Losses

The provision for credit losses for the three and six months ended June 30, 2023 was $3.2 million and $7.4 million, respectively, compared to $563 thousand and $2.9 million for the corresponding periods in 2022. The increase to the loan loss provision in the second quarter of 2023 and the six months ended June 30, 2023 reflects the impact of strong loan growth and a modest increase in the national unemployment forecast, partially offset by low levels of net charge-offs and a reduction in overall specific reserve levels. Included in the second quarter of 2022 and the six months ended June 30, 2022 was a $2.0 million recovery in connection with the pay-off of a commercial loan that was downgraded to non-performing status with a partial charge-off in the second quarter of 2021.

See the “Allowance for Credit Losses – Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service charges on deposits	$1,223	$1,437	$2,250	$2,806
Insurance income	1,328	1,234	3,415	3,331
Card interchange income	2,107	2,103	4,046	4,055
Investment advisory	2,819	2,906	5,742	5,947
Company owned life insurance	953	869	1,947	1,702
Investments in limited partnerships	469	242	720	1,037
Loan servicing	114	135	260	244
Income from derivative instruments, net	703	645	1,199	1,164
Net gain on sale of loans held for sale	122	828	234	737
Net loss on investment securities	—	(15)	—	(15)
Net (loss) gain on other assets	(7)	7	32	7
Net gain (loss) on tax credit investments	489	(92)	288	(319)
Other	1,146	1,061	2,257	1,986
Total noninterest income	$11,466	$11,360	$22,390	$22,682

Service charges on deposits decreased $214 thousand, or 15%, to $1.2 million for the second quarter of 2023 compared to $1.4 million for the second quarter of 2022. For the first six months of 2023, service charges on deposits decreased $556 thousand, or 20%, to $2.3 million compared to $2.8 million for the first six months of 2022. The decrease for both periods was primarily driven by a reduction in nonsufficient funds fees as a result of January 2023 changes in the Bank’s consumer overdraft program that align with trends in community banking.

Investments in limited partnerships income increased $227 thousand to $469 thousand for the second quarter of 2023 compared to $242 thousand for the second quarter of 2022. For the first six months of 2023, investments in limited partnerships income decreased $317 thousand to $720 thousand from $1.0 million for the first six months of 2022. The Company has made several investments in limited partnerships, primarily small business investment companies, and accounts for these investments under the equity method. Income from these investments fluctuates based on the maturity and performance of the underlying investments.

Net gain on sale of loans held for sale was $122 thousand for the second quarter of 2023 compared to $828 thousand for the second quarter of 2022. For the first six months of 2023, net gain on sale of loans held for sale was $234 thousand compared to $737 thousand for the first six months of 2022. Included in the prior year periods was a gain of $586 thousand related to the sale of a $31.2 million portfolio of indirect loans in the second quarter of 2022.

Net gain (loss) on tax credit investments was a net gain of $489 thousand for the second quarter of 2023, compared to a $92 thousand net loss for the second quarter of 2022. For the first six months of 2023, net gain (loss) on tax credit investments was a net gain of $288 thousand compared to a net loss of $319 thousand for the first six months of 2022. The net gains include New York investment tax credits that are refundable, partially offset by amortization of these tax credits.

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Salaries and employee benefits	$17,754	$16,966	$35,887	$33,582
Occupancy and equipment	3,538	4,015	7,268	7,771
Professional services	1,273	1,269	2,768	2,925
Computer and data processing	4,750	4,573	9,441	8,552
Supplies and postage	473	469	963	1,010
FDIC assessments	1,239	621	2,354	1,134
Advertising and promotions	498	406	812	786
Amortization of intangibles	230	249	464	503
Restructuring charges	(19)	1,269	(19)	1,269
Other	4,046	3,050	7,505	5,490
Total noninterest expense	$33,782	$32,887	$67,443	$63,022

MANAGEMENT'S DISCUSSION AND ANALYSIS

Salaries and employee benefits expense increased $788 thousand, or 5%, to $17.8 million for the second quarter of 2023 compared to $17.0 million for the second quarter of 2022. For the first six months of 2023, salaries and employee benefits expense increased $2.3 million, or 7%, to $35.9 million compared to $33.6 million for the first six months of 2022. The increase in salaries and employee benefits expense in the second quarter of 2023 was primarily due to annual merit increases. The increase in the first six months of 2023 was primarily the result of investments in personnel and wage pressures driven by the current labor market, along with an increase in health insurance benefit expense due to higher medical claims.

Occupancy and equipment expense decreased $477 thousand, or 12%, to $3.5 million for the second quarter of 2023 compared to $4.0 million for the second quarter of 2022. For the first six months of 2023, occupancy and equipment expense decreased $503 thousand, or 6%, to $7.3 million compared to $7.8 million for the first six months of 2022. The decrease in occupancy and equipment expense for both periods in 2023 was primarily due to the purchase of laptop computers in the second quarter of 2022 to support our flexible work model, as well as timing of maintenance and repairs.

Computer and data processing expense increased $177 thousand, or 4%, to $4.8 million for the second quarter of 2023 compared to $4.6 million for the second quarter of 2022. For the first six months of 2023, computer and data processing expense increased $889 thousand, or 10%, to $9.4 million compared to $8.6 million for the first six months of 2022. The increase for the 2023 periods was a result of our strategic investment in technology, including digital banking initiatives, a customer relationship management solution across all lines of business, and BaaS initiatives.

Restructuring charges of $1.3 million were recognized in the second quarter of 2022 in connection with the write-down of real estate assets to fair market value based upon existing purchase offers and current market conditions for five locations that were closed in the second half of 2020.

Other expense increased $996 thousand, or 33%, to $4.0 million for the second quarter of 2023 compared to $3.1 million for the second quarter of 2022. For the first six months of 2023, other expense increased $2.0 million, or 37%, to $7.5 million compared to $5.5 million for the first six months of 2022. The increase for the 2023 periods was due to a combination of factors, including interest charges related to collateral held for derivative transactions, the timing of deposit account-related fraud charge-offs, higher insurance costs and the impact of inflationary pressures.

Our efficiency ratio for the second quarter of 2023 and the first six months of 2023 was 62.66% and 63.17%, respectively, compared with 61.91% and 60.51% for the second quarter of 2022 and first six months of 2022, respectively. The higher efficiency ratio for both periods in 2023 was primarily the result of an increase in noninterest expense in 2023 as described above. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the three and six months ended June 30, 2023, we recorded income tax expense of $2.4 million and $5.2 million, respectively, versus $3.9 million and $7.3 million for the same periods in the prior year. In the second quarter of 2023, we recognized federal and state tax benefits related to tax credit investments placed in service and/or amortized during the period resulting in a reduction in income tax expense of $761 thousand, versus $426 thousand for the same period in the prior year. The six months ended June 30, 2023 and 2022 also included related benefits of $1.3 million and $1.0 million, respectively.

Our effective tax rates for the three and six months ended June 30, 2023 were 14.4% and 16.4%, respectively, versus 19.8% and 19.2%, respectively, for the same periods in the prior year. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2023 and 2022 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT'S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$24,535	$21,261	$24,535	$21,115
Mortgage-backed securities:
Agency mortgage-backed securities	1,057,639	890,529	1,102,522	932,919
Non-Agency mortgage-backed securities	—	332	—	337
Total available for sale securities	1,082,174	912,122	1,127,057	954,371
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	16,438	15,614	16,363	15,515
State and political subdivisions	76,066	69,695	97,583	90,435
Mortgage-backed securities	67,393	60,717	75,034	68,238
Total held to maturity securities	159,897	146,026	188,980	174,188
Allowance for credit losses – securities	(4)		(5)
Total held to maturity securities, net	159,893		188,975
Total investment securities	$1,242,067	$1,058,148	$1,316,032	$1,128,559

Our available for sale (“AFS”) investment securities portfolio decreased $44.9 million from December 31, 2022 to June 30, 2023. The AFS portfolio had a net unrealized loss of $170.1 million at June 30, 2023 and $172.7 million at December 31, 2022, respectively. The decline in the portfolio balance was primarily the result of the use of portfolio cash flow to fund loan originations.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of June 30, 2023. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	0.00%	$15,000	1.69%	$9,535	1.90%	$—	—	$24,535	1.77%
Mortgage-backed securities	2,767	2.25	77,004	2.25	125,407	2.04	852,461	1.70	1,057,639	1.78
	2,767	2.25	92,004	2.16	134,942	2.03	852,461	1.70	1,082,174	1.78
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	0.00%	$10,000	0.00%	$6,438	3.53%	$—	0.00%	$16,438	3.21%
State and political subdivisions	25,668	2.17	23,807	1.94	5,004	1.62	21,587	2.45	76,066	2.14
Mortgage-backed securities	—	—	5,539	2.44	19,351	2.28	42,503	2.81	67,393	2.63
	25,668	2.17	39,346	2.03	30,793	2.43	64,090	2.69	159,897	2.45
Total investment securities	$28,435	2.18%	$131,350	2.20%	$165,735	2.11%	$916,551	1.77%	$1,242,071	1.87%

MANAGEMENT'S DISCUSSION AND ANALYSIS

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three and six months ended June 30, 2023 and 2022 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (dollars in thousands).

	Loan Portfolio Composition
	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Commercial business	$720,372	16.4%	$664,249	16.4%
Commercial mortgage	1,961,220	44.6	1,679,840	41.5
Total commercial	2,681,592	61.0	2,344,089	57.9
Residential real estate loans	611,199	13.9	589,960	14.5
Residential real estate lines	75,971	1.7	77,670	1.9
Consumer indirect	1,000,982	22.8	1,023,620	25.3
Other consumer	28,065	0.6	15,110	0.4
Total consumer	1,716,217	39.0	1,706,360	42.1
Total loans	4,397,809	100.0%	4,050,449	100.0%
Less: Allowance for credit losses – loans	49,836		45,413
Total loans, net	$4,347,973		$4,005,036

Total loans increased $347.4 million to $4.40 billion at June 30, 2023 from $4.05 billion at December 31, 2022. The increase in loans was primarily attributable to our organic growth initiatives.

Total commercial loans increased $337.5 million during the six months ended June 30, 2023 and represented 61.0% of total loans as of June 30, 2023. The increase was primarily a result of our continued commercial business development efforts.

Total consumer loans increased $9.9 million to $1.72 billion and represented 39.0% of total loans as of June 30, 2023. During the first six months of 2023, we originated $169.0 million in indirect automobile loans with a mix of approximately 26% new automobile and 74% used automobile loans. During the first six months of 2022, we originated $304.6 million in indirect automobile loans with a mix of approximately 27% new automobile and 73% used automobile loans. Origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $805 thousand and $550 thousand as of June 30, 2023 and December 31, 2022, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $270.9 million and $275.3 million as of June 30, 2023 and December 31, 2022, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Credit Losses – Loans

The following table summarizes the activity in the allowance for credit losses – loans for the periods indicated (dollars in thousands).

	Credit Loss – Loans Analysis
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Allowance for credit losses – loans, beginning of period	$47,528	$40,966	$45,413	$39,676
Net charge-offs (recoveries):
Commercial business	33	90	(91)	53
Commercial mortgage	16	(2,018)	14	(2,019)
Residential real estate loans	13	46	71	41
Residential real estate lines	25	(12)	41	(17)
Consumer indirect	300	647	2,138	1,197
Other consumer	249	207	552	492
Total net charge-offs (recoveries)	636	(1,040)	2,725	(253)
Provision for credit losses – loans	2,944	446	7,148	2,523
Allowance for credit losses – loans, end of period	$49,836	$42,452	$49,836	$42,452

Net loan charge-offs (recoveries) to average loans:
Commercial business	0.02%	0.06%	(0.03)%	0.02%
Commercial mortgage	0.00%	(0.57)%	0.00%	(0.28)%
Residential real estate loans	0.01%	0.03%	0.02%	0.01%
Residential real estate lines	0.13%	(0.06)%	0.11%	(0.04)%
Consumer indirect	0.12%	0.25%	0.42%	0.24%
Other consumer	4.62%	5.86%	6.04%	6.91%
Total loans	0.06%	(0.11)%	0.13%	(0.01)%

Allowance for credit losses – loans to total loans	1.13%	1.13%	1.13%	1.13%
Allowance for credit losses – loans to nonaccrual loans	503%	648%	503%	648%
Allowance for credit losses – loans to non-performing loans	503%	648%	503%	648%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net charge-offs of $636 thousand in the second quarter of 2023 represented 0.06% of average loans on an annualized basis compared to net recoveries of $1.0 million, or 0.11% of average loans for the second quarter of 2022. For the six months ended June 30, 2023, net charge-offs of $2.7 million represented 0.13% of average loans, compared to net recoveries of $253 thousand, or 0.01% of average loans for the same period in 2022. Net charge-offs for the second quarter of 2022 included a $2.0 million recovery in connection with the pay-off of a commercial loan that was downgraded to non-performing status with a partial charge-off in the fourth quarter of 2021. The allowance for credit losses – loans was $49.8 million at June 30, 2023, compared with $42.5 million at June 30, 2022. The ratio of the allowance for credit losses – loans to total loans was 1.13% at both June 30, 2023 and June 30, 2022. The ratio of allowance for credit losses – loans to non-performing loans was 503% at June 30, 2023, compared with 648% at June 30, 2022.

The following table sets forth the allocation of the allowance for credit losses – loans by loan category as of the dates indicated (dollars in thousands). The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	Allowance for Credit Losses – Loans by Loan Category
	June 30, 2023		December 31, 2022
		Percentage		Percentage
	Credit	of loans by	Credit	of loans by
	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans
Commercial business	$13,418	16.4%	$12,585	16.4%
Commercial mortgage	16,826	44.6	14,412	41.5
Residential real estate loans	4,646	13.9	3,301	14.5
Residential real estate lines	710	1.7	608	1.9
Consumer indirect	13,306	22.8	14,238	25.3
Other consumer	930	0.6	269	0.4
Total	$49,836	100.0%	$45,413	100.0%

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (dollars in thousands).

	Non-Performing Assets
	June 30, 2023	December 31, 2022
Nonaccrual loans:
Commercial business	$415	$340
Commercial mortgage	2,477	2,564
Residential real estate loans	3,820	4,071
Residential real estate lines	208	142
Consumer indirect	2,982	3,079
Other consumer	—	1
Total nonaccrual loans	9,902	10,197
Accruing loans 90 days or more delinquent	5	1
Total non-performing loans	9,907	10,198
Foreclosed assets	163	19
Total non-performing assets	$10,070	$10,217

Nonaccrual loans to total loans	0.23%	0.25%
Non-performing loans to total loans	0.23%	0.25%
Non-performing assets to total assets	0.16%	0.18%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at June 30, 2023 were $10.1 million, a decrease of $147 thousand from the $10.2 million balance at December 31, 2022. The primary component of non-performing assets is non-performing loans, which were $9.9 million or 0.23% of total loans at June 30, 2023, down from $10.2 million or 0.25% of total loans at December 31, 2022 primarily due to pay-downs or payments received and applied to principal for the non-performing loans.

Approximately $2.4 million, or 24%, of the $9.9 million in non-performing loans as of June 30, 2023 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $163 thousand and $19 thousand of properties representing foreclosed asset holdings at June 30, 2023 and December 31, 2022, respectively.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $21.7 million and $22.7 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2023 and December 31, 2022, respectively.

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at June 30, 2023. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts as reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$180,332	$285,288	$9,877	$244,875	$720,372
Commercial mortgage	578,544	1,038,945	342,043	1,688	1,961,220
Residential real estate loans	76,587	227,684	283,210	23,718	611,199
Residential real estate lines	1,492	6,693	27,262	40,524	75,971
Consumer indirect (1)	425,594	575,388	—	—	1,000,982
Other consumer	9,111	14,549	4,325	80	28,065
Total loans	$1,271,660	$2,148,547	$666,717	$310,885	$4,397,809

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$93,824	$4,090	$15,004	$112,918
Commercial mortgage		496,503	174,129	451	671,083
Residential real estate loans		186,879	253,503	21,901	462,283
Residential real estate lines		11	36	—	47
Consumer indirect (1)		575,388	—	—	575,388
Other consumer		14,549	4,325	80	18,954
With a floating or adjustable rate
Commercial business		191,464	5,787	229,871	427,122
Commercial mortgage		542,442	167,914	1,237	711,593
Residential real estate loans		40,805	29,707	1,817	72,329
Residential real estate lines		6,682	27,226	40,524	74,432
Consumer indirect (1)		—	—	—	—
Other consumer		—	—	—	—
Total loans maturing after one year		$2,148,547	$666,717	$310,885	$3,126,149

_________

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,022,788	20.3%	$1,139,214	23.1%
Interest-bearing demand	823,983	16.4%	863,822	17.5%
Savings and money market	1,641,014	32.6%	1,643,516	33.4%
Time deposits	1,547,076	30.7%	1,282,872	26.0%
Total deposits	$5,034,861	100.0%	$4,929,424	100.0%

As of June 30, 2023 and December 31, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $1.64 billion and $1.76 billion, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $254.0 million and $258.7 million at June 30, 2023 and December 31, 2022, respectively. The maturities of our uninsured time deposits at June 30, 2023 were as follows: $128.1 million in three months or less; $64.7 million between three months and six months; $57.3 million between six months and one year; and $4.0 million over one year. Approximately $926.1 million and $1.05 billion of uninsured deposits were collateralized by government-backed securities as of June 30, 2023 and December 31, 2022, respectively.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2023, total deposits were $5.03 billion, representing an increase of $105.4 million from December 31, 2022. The increase was due to growth in reciprocal, brokered, and non-public deposits, partially offset by seasonally lower public deposits. Time deposits were approximately 31% and 26% of total deposits at June 30, 2023 and December 31, 2022, respectively.

Non-public deposits, the largest component of our funding sources, totaled $2.80 billion and $2.77 billion at June 30, 2023 and December 31, 2022, respectively, and represented 56% of total deposits as of each date. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market area. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquidity to accommodate the seasonality associated with public deposits. Total public deposits were $992.7 million and $1.12 billion at June 30, 2023 and December 31, 2022, respectively, and represented 20% and 23% of total deposits as of each date, respectively. The decrease in public deposits as of June 30, 2023 in comparison to December 31, 2022 was due largely to seasonality.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all reciprocal deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of EGRRCPA, reciprocal deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits. Reciprocal deposits totaled $794.3 million at June 30, 2023, compared to $696.1 million at December 31, 2022, as this product has been an attractive option for customers with more than $250 thousand on deposit desiring FDIC insurance. Reciprocal deposits represented 16% and 14% of total deposits as of each date, respectively.

Brokered deposits totaled $445.0 million and $347.2 million at June 30, 2023 and December 31, 2022, respectively, and represented 9% and 7% of total deposits as of each date, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022
Short-term borrowings – FHLB	$359,000	$205,000
Short-term borrowings – FRB	15,000	-
Total short-term borrowings	374,000	205,000

Long-term borrowings – FHLB	50,000	-
Long-term borrowings – Subordinated notes, net	74,377	74,222
Total long-term borrowings	124,377	74,222
Total borrowings	$498,377	$279,222

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at June 30, 2023 and December 31, 2022 consisted of $359.0 million and $205.0 million, respectively. In the second quarter of 2023, we borrowed $15.0 million under the Federal Reserve Bank (“FRB”) Bank Term funding program at a rate of 4.8%, which matures on May 8, 2024. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. As of June 30, 2023, $50.0 million of the short-term borrowings balance at June 30, 2023 is designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%, $30.0 million is designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%, and $25.0 million is designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $212.3 million of immediate credit capacity with the FHLB as of June 30, 2023. We had approximately $592.3 million in secured borrowing capacity at the FRB discount window, none of which was outstanding at June 30, 2023. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had $145.0 million of credit available under unsecured federal funds purchased lines with various banks as of both June 30, 2023 and December 31, 2022. Additionally, we had approximately $258.5 million of unencumbered liquid securities available for pledging at June 30, 2023.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At June 30, 2023, no amounts have been drawn on the line of credit.

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

On April 15, 2015, we issued $40.0 million of subordinated notes (the “2015 Notes”) in a registered public offering. The 2015 Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month London Interbank Offered Rate (“LIBOR”) plus 3.944%, payable quarterly. With the discontinuance of LIBOR as of June 30, 2023, the interest rate defaults to the fallback language until an alternate method as reasonably selected by the Company. The 2015 Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The 2015 Notes qualify as Tier 2 capital for regulatory purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy. Management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of June 30, 2023, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB, the FRB Discount Window and newly-established Bank Term Funding Program, and brokered deposit relationships. The primary source of our non-deposit short-term borrowings is FHLB advances, of which we had $359.0 million outstanding at June 30, 2023. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $949.6 million as of June 30, 2023 from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2023. The line of credit has a one-year term and matures in May 2024. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $180.2 million as of June 30, 2023, up $49.8 million from $130.5 million as of December 31, 2022. Net cash provided by operating activities totaled $14.8 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items and an increase in other liabilities. Net cash used in investing activities totaled $279.1 million, which primarily included outflows of $350.1 million for net loan originations, partially offset by $72.2 million net cash provided from investment securities. Net cash provided by financing activities of $314.1 million was primarily attributed to a $169.0 million net increase in short-term borrowings, $105.4 million net increase in deposits, and a $50.0 million net increase in long-term borrowings, partially offset by $9.8 million in dividend payments.

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

Shareholders’ equity was $425.9 million at June 30, 2023, an increase of $20.3 million from $405.6 million at December 31, 2022. Net income for the six months ended June 30, 2023 increased shareholders’ equity by $26.5 million, offset by common and preferred stock dividends declared of $10.0 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $3.0 million during the six months ended June 30, 2023 due primarily to a decrease in net unrealized losses on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. As of June 30, 2023, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands):

	June 30,	December 31,
	2023	2022
Common shareholders’ equity	$412,850	$394,716
Less: Goodwill and other intangible assets	70,116	70,643
Net unrealized loss on investment securities (1)	(126,480)	(128,440)
Hedging derivative instruments	5,476	4,735
Net periodic pension and postretirement benefits plan adjustments	(13,300)	(13,588)
Other	(168)	(194)
Common Equity Tier 1 (“CET1”) Capital	477,206	461,560
Plus: Preferred stock	17,292	17,292
Less: Other	—	—
Tier 1 Capital	494,498	478,852
Plus: Qualifying allowance for credit losses	48,499	40,895
Subordinated Notes	74,377	74,222
Total regulatory capital	$617,374	$593,969
Adjusted average total assets (for leverage capital purposes)	$6,119,665	$5,748,203
Total risk-weighted assets	$5,244,124	$4,896,451

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.08%	8.33%
CET1 Capital (CET1 capital to total risk-weighted assets)	9.10%	9.42%
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	9.43%	9.78%
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	11.77%	12.13%

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

Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of June 30, 2023 and December 31, 2022 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (dollars in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Tier 1 leverage:
Company	$494,498	8.08%	$244,787	4.00%	$305,983	5.00%
Bank	537,402	8.80	244,304	4.00	305,380	5.00
CET1 capital:
Company	477,206	9.10	367,089	7.00	340,868	6.50
Bank	537,402	10.27	366,144	7.00	339,991	6.50
Tier 1 capital:
Company	494,498	9.43	445,751	8.50	419,350	8.00
Bank	537,402	10.27	444,604	8.50	418,451	8.00
Total capital:
Company	617,374	11.77	550,633	10.50	524,412	10.00
Bank	585,901	11.20	549,217	10.50	523,063	10.00
December 31, 2022
Tier 1 leverage:
Company	$478,852	8.33%	$229,928	4.00%	$287,410	5.00%
Bank	525,997	9.17	229,434	4.00	286,793	5.00
CET1 capital:
Company	461,560	9.42	342,852	7.00	318,363	6.50
Bank	525,997	10.77	341,944	7.00	317,520	6.50
Tier 1 capital:
Company	478,852	9.78	416,321	8.50	391,831	8.00
Bank	525,997	10.77	415,218	8.50	390,794	8.00
Total capital:
Company	593,969	12.13	514,278	10.50	489,789	10.00
Bank	566,891	11.60	512,917	10.50	488,492	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2022 to June 30, 2023. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending June 30, 2024 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(135)	$(1,551)	$(3,098)	$(4,648)
% Change	-0.09%	-0.99%	-1.97%	-2.96%

In the rising rate scenarios, the static model results indicate that net interest income is modeled to decrease compared to the flat rate scenario over a one-year timeframe. This is a combination of the increasing of the funding curve in shorter maturities driving up the funding costs for wholesale, and reciprocal deposits, as well as an increase in wholesale borrowings which were used to fund seasonal municipal deposit outflow and continued loan growth on a quarter-over-quarter basis. This simulation does not consider balance sheet growth or a change in the balance sheet mix. As intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income should improve over longer-term timeframes. Model results in the declining rate scenario have both scenarios moving closer to neutral in net interest income due to assets having the ability to reprice downward near full market rate shocks, while deposit and borrowing liabilities reach modeled floors.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2023 and December 31, 2022 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2023 and December 31, 2022. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	June 30, 2023			December 31, 2022
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$765,889			$848,308
- 100 Basis Points	762,452	$(3,437)	-0.45%	851,921	$3,613	0.43%
+100 Basis Points	758,664	(7,225)	-0.94	838,462	(9,846)	-1.16
+ 200 Basis Points	754,887	(11,002)	-1.44	832,558	(15,750)	-1.86
+ 300 Basis Points	750,729	(15,160)	-1.98	825,826	(22,482)	-2.65

The increase in the Pre-Shock Scenario EVE at June 30, 2023 compared to December 31, 2022 is the result of a significant loan growth, as well as an increase in the valuation of the deposit book, slightly offset by higher borrowing costs. The sensitivity in the -100-basis point Rate Shock Scenario to EVE decreased at June 30, 2023 compared to December 31, 2022. This is a result of significantly higher wholesale borrowings to fund municipal deposit outflow, which doesn’t realize the same economic value benefit as core deposits in higher rate environments.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The risk factors set forth below also identify important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Regulatory scrutiny of bank provision of BaaS solutions and related technology considerations has recently increased.

We provide BaaS products and services to third parties. The third parties that use these BaaS solutions, and with which we may partner in marketing efforts, are typically considered FinTech companies but may also include other financial intermediaries. Recently, federal bank regulators have increasingly focused on the risks related to bank and FinTech company partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. There have been regulatory enforcement actions against other banks that have not adequately addressed these concerns while growing their BaaS offerings. Accordingly, we could be subject to additional regulatory scrutiny with respect to that portion of our business.

We have implemented a program to provide financial products and services to customers that do business in the cannabis industry and the strict enforcement of federal laws and regulations regarding cannabis could result in our inability to continue to provide financial products and services to these customers and we could have legal action taken against us by the federal government and exposure to additional liabilities and regulatory compliance costs.

Offering financial products and services to the cannabis industry presents a unique set of regulatory risks due to the conflict between state and federal laws. While the possession and sale of recreational marijuana is legal for adults aged 21 and older in New York State, cannabis remains classified as a Schedule I controlled substance under the federal Controlled Substances Act. In January 2018, the U.S. Department of Justice (the “DOJ”) rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the Controlled Substances Act against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear, but in the future may result in increased enforcement actions against the regulated cannabis industry generally. More recently, the United States Attorney General has indicated that the DOJ under his leadership does not intend to pursue cases against parties who comply with the laws in states which have legalized and are effectively regulating marijuana. However, enforcement policies and practices may be highly variable between political administrations. In addition, federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for any district in which we or our customers operate will not choose to strictly enforce the federal laws governing cannabis.

Any enforcement action against a cannabis-related business customer of ours could affect our results of operation and financial condition. Additionally, as the possession and use of cannabis remains illegal under the Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to such customers and could have legal action taken against us by the federal government, including imprisonment and fines. The Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state-legal cannabis businesses. These guidelines were issued for the explicit purpose so “that financial institutions can provide services to marijuana-related businesses in a manner consistent with their obligations to know their customers and to report possible criminal activity.” The Bank has and will continue to follow this and other FinCEN guidance in the areas of cannabis banking. However, there can be no assurance that compliance with the FinCEN guidelines will protect us from federal prosecution or other regulatory sanctions. Any change in position or potential action taken against us could result in significant financial damage to us and our stockholders.

Additionally, while we believe our Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) policies and practices for our cannabis banking program are sufficient, the recreational cannabis business is considered high-risk, and our BSA/AML program will be subject to increased regulatory scrutiny. Any real or perceived shortcomings in our BSA/AML program may result in regulatory action against us and may prevent us from undertaking mergers and acquisitions or other expansion activities.

Loss of key employees may disrupt relationships with certain customers.

Our customer relationships are critical to the success of our business, and loss of key employees with significant customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationships with key personnel are strong, we cannot guarantee that all of our key personnel will remain with the organization, which could result in the loss of some of our customers and could have a negative impact on our business, financial condition, and results of operations.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In June 2022, the Company’s Board of Directors authorized a share repurchase program for up to 766,447 shares of common stock. The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the second quarter of 2023 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	105	$18.15	—	766,447
May 1, 2023 - May 31, 2023	—	—	—	766,447
June 1, 2023 - June 30, 2023	—	—	—	766,447
Total	105	$18.15	—	766,447

(1)
This column reflects the deemed surrender to us of 105 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

ITEM 5. Other Information

During the second quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, August 7, 2023
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	, August 7, 2023
W. Jack Plants II
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, August 7, 2023
Sonia M. Dumbleton
Senior Vice President and Controller
(Principal Accounting Officer)