Form 10-Q
period 2023-09-30
FINANCIAL INSTITUTIONS INC
filed 2023-11-06
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The registrant had 15,402,760 shares of Common Stock, $0.01 par value, outstanding as of October 31, 2023.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$192,111	$130,466
Securities available for sale, at fair value (amortized cost of $1,061,181 and $1,127,057, respectively)	854,215	954,371
Securities held to maturity, at amortized cost (net of allowance for credit losses of $4 and $5, respectively) (fair value of $136,540 and $174,188, respectively)	154,204	188,975
Loans held for sale	1,873	550
Loans (net of allowance for credit losses of $49,630 and $45,413, respectively)	4,381,536	4,005,036
Company owned life insurance	142,201	139,482
Premises and equipment, net	39,947	41,986
Goodwill and other intangible assets, net	72,725	73,414
Other assets	301,337	262,992
Total assets	$6,140,149	$5,797,272
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,035,350	$1,139,214
Interest-bearing demand	827,842	863,822
Savings and money market	1,943,794	1,643,516
Time deposits	1,508,987	1,282,872
Total deposits	5,315,973	4,929,424
Short-term borrowings	70,000	205,000
Long-term borrowings, net of issuance costs of $623 and $778, respectively	124,454	74,222
Other liabilities	221,006	183,021
Total liabilities	5,731,433	5,391,667
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,486 shares issued	17,149	17,149
Total preferred equity	17,292	17,292
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	126,178	126,636
Retained earnings	446,890	421,340
Accumulated other comprehensive loss	(161,389)	(137,487)
Treasury stock, at cost – 697,756 and 759,555 shares, respectively	(20,416)	(22,337)
Total shareholders’ equity	408,716	405,605
Total liabilities and shareholders’ equity	$6,140,149	$5,797,272

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$68,273	$44,408	$189,423	$119,578
Interest and dividends on investment securities	5,703	6,079	17,637	18,409
Other interest income	724	188	2,526	315
Total interest income	74,700	50,675	209,586	138,302
Interest expense:
Deposits	29,217	5,875	72,565	9,946
Short-term borrowings	2,235	672	6,596	952
Long-term borrowings	1,571	1,060	4,596	3,181
Total interest expense	33,023	7,607	83,757	14,079
Net interest income	41,677	43,068	125,829	124,223
Provision for credit losses	966	4,314	8,410	7,196
Net interest income after provision for credit losses	40,711	38,754	117,419	117,027
Noninterest income:
Service charges on deposits	1,207	1,597	3,457	4,403
Insurance income	1,678	1,571	5,093	4,902
Card interchange income	2,094	2,076	6,140	6,131
Investment advisory	2,544	2,722	8,286	8,669
Company owned life insurance	1,027	2,965	2,974	4,667
Investments in limited partnerships	391	65	1,111	1,102
Loan servicing	135	139	395	383
Income from derivative instruments, net	219	99	1,418	1,263
Net gain on sale of loans held for sale	115	308	349	1,045
Net loss on investment securities	—	—	—	(15)
Net (loss) gain on other assets	(1)	(22)	31	(15)
Net loss on tax credit investments	(333)	(385)	(45)	(704)
Other	1,410	1,517	3,667	3,503
Total noninterest income	10,486	12,652	32,876	35,334
Noninterest expense:
Salaries and employee benefits	18,160	17,950	54,047	51,532
Occupancy and equipment	3,791	3,793	11,059	11,564
Professional services	1,076	1,247	3,844	4,172
Computer and data processing	5,107	4,407	14,548	12,959
Supplies and postage	455	440	1,418	1,450
FDIC assessments	1,232	651	3,586	1,785
Advertising and promotions	744	651	1,556	1,437
Amortization of intangibles	225	244	689	747
Restructuring (recoveries) charges	(55)	—	(74)	1,269
Other	4,000	3,444	11,505	8,934
Total noninterest expense	34,735	32,827	102,178	95,849
Income before income taxes	16,462	18,579	48,117	56,512
Income tax expense	2,440	4,725	7,633	12,027
Net income	$14,022	$13,854	$40,484	$44,485
Preferred stock dividends	365	365	1,094	1,095
Net income available to common shareholders	$13,657	$13,489	$39,390	$43,390
Earnings per common share (Note 3):
Basic	$0.89	$0.88	$2.56	$2.82
Diluted	$0.88	$0.88	$2.55	$2.80
Cash dividends declared per common share	$0.30	$0.29	$0.90	$0.87

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$14,022	$13,854	$40,484	$44,485
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	(27,445)	(42,866)	(25,459)	(132,054)
Hedging derivative instruments	385	1,360	1,126	3,935
Pension and post-retirement obligations	143	48	431	143
Total other comprehensive (loss) income, net of tax	(26,917)	(41,458)	(23,902)	(127,976)
Comprehensive (loss) income	$(12,895)	$(27,604)	$16,582	$(83,491)

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and nine months ended September 30, 2023 and 2022

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2022	$17,292	$161	$126,636	$421,340	$(137,487)	$(22,337)	$405,605
Comprehensive income:
Net income	—	—	—	12,089	—	—	12,089
Other comprehensive income, net of tax	—	—	—	—	10,115	—	10,115
Purchases of common stock for treasury	—	—	—	—	—	(561)	(561)
Share-based compensation plans:
Share-based compensation	—	—	551	—	—	—	551
Restricted stock units released	—	—	(1,711)	—	—	1,711	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.30 per share	—	—	—	(4,611)	—	—	(4,611)
Balance at March 31, 2023	$17,292	$161	$125,476	$428,453	$(127,372)	$(21,187)	$422,823
Comprehensive income (loss):
Net income	—	—	—	14,373	—	—	14,373
Other comprehensive loss, net of tax	—	—	—	—	(7,100)	—	(7,100)
Purchases of common stock for treasury	—	—	—	—	—	(2)	(2)
Share-based compensation plans:
Share-based compensation	—	—	657	—	—	—	657
Restricted stock units released	—	—	(9)	—	—	9	—
Restricted stock awards issued	—	—	(590)	—	—	590	—
Stock awards			(77)			174	97
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.30 per share	—	—	—	(4,611)	—	—	(4,611)
Balance at June 30, 2023	$17,292	$161	$125,457	$437,851	$(134,472)	$(20,416)	$425,873
Comprehensive income (loss):
Net income	—	—	—	14,022	—	—	14,022
Other comprehensive loss, net of tax	—	—	—	—	(26,917)	—	(26,917)
Share-based compensation plans:
Share-based compensation	—	—	721	—	—	—	721
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.30 per share	—	—	—	(4,618)	—	—	(4,618)
Balance at September 30, 2023	$17,292	$161	$126,178	$446,890	$(161,389)	$(20,416)	$408,716

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three and nine months ended September 30, 2023 and 2022

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2021	$17,292	$161	$126,105	$384,007	$(13,207)	$(9,216)	$505,142
Comprehensive income (loss):
Net income	—	—	—	14,983	—	—	14,983
Other comprehensive loss, net of tax	—	—	—	—	(53,887)	—	(53,887)
Purchases of common stock for treasury	—	—	—	—	—	(15,026)	(15,026)
Share-based compensation plans:
Share-based compensation	—	—	443	—	—	—	443
Restricted stock units released	—	—	(667)	—	—	667	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.29 per share	—	—	—	(4,444)	—	—	(4,444)
Balance at March 31, 2022	$17,292	$161	$125,881	$394,181	$(67,094)	$(23,575)	$446,846
Comprehensive income (loss):
Net income	—	—	—	15,648	—	—	15,648
Other comprehensive loss, net of tax	—	—	—	—	(32,631)	—	(32,631)
Purchases of common stock for treasury	—	—	—	—	—	(301)	(301)
Share-based compensation plans:
Share-based compensation	—	—	947	—	—	—	947
Restricted stock awards released			(917)			917	—
Restricted stock awards issued	—	—	(332)	—	—	332	—
Stock awards	—	—	(11)	—	—	113	102
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.29 per share	—	—	—	(4,446)	—	—	(4,446)
Balance at June 30, 2022	$17,292	$161	$125,568	$405,019	$(99,725)	$(22,514)	$425,801
Comprehensive income (loss):
Net income	—	—	—	13,854	—	—	13,854
Other comprehensive loss, net of tax	—	—	—	—	(41,458)	—	(41,458)
Share-based compensation plans:
Share-based compensation	—	—	662	—	—	—	662
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(365)	—	—	(365)
Common–$0.29 per share	—	—	—	(4,445)	—	—	(4,445)
Balance at September 30, 2022	$17,292	$161	$126,230	$414,062	$(141,183)	$(22,514)	$394,048

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$40,484	$44,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,080	6,038
Net (accretion) amortization of (discounts) premiums on securities	(2,681)	3,966
Provision for credit losses	8,410	7,196
Share-based compensation	1,929	2,052
Deferred income tax benefit	(486)	(1,532)
Proceeds from sale of loans held for sale	12,983	28,094
Originations of loans held for sale	(13,957)	(22,921)
Income on company owned life insurance	(2,974)	(4,667)
Net gain on sale of loans held for sale	(349)	(1,045)
Net loss on investment securities	—	15
Net (gain) loss on other assets	(31)	15
Non-cash restructuring (recoveries) charges against assets	(74)	1,269
Increase in other assets	(26,976)	(32,242)
Increase in other liabilities	36,205	86,705
Net cash provided by operating activities	58,563	117,428
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	—	(75,269)
Held to maturity	(1,638)	(37,384)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale securities	68,317	101,014
Held to maturity	36,702	44,890
Proceeds from sales of securities – available for sale	—	6,252
Net loan originations	(385,040)	(189,315)
Net proceeds from (payments for) company owned life insurance	255	(35,521)
Proceeds received from surrender of company owned life insurance	—	25,522
Purchases of premises and equipment	(1,739)	(5,641)
Net cash used in investing activities	(283,143)	(165,452)
Cash flows from financing activities:
Net increase in deposits	386,549	78,064
Net (decrease) increase in short-term borrowings	(135,000)	39,000
Proceeds from long-term borrowings	50,000	—
Purchases of common stock for treasury	(563)	(15,327)
Cash dividends paid to common and preferred shareholders	(14,761)	(14,244)
Net cash provided by financing activities	286,225	87,493
Net increase in cash and cash equivalents	61,645	39,469
Cash and cash equivalents, beginning of period	130,466	79,112
Cash and cash equivalents, end of period	$192,111	$118,581

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Company provides diversified financial services through its subsidiaries, Five Star Bank, SDN Insurance Agency, LLC (“SDN”), and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank also has commercial loan production offices in Ellicott City (Baltimore), Maryland and Syracuse, New York, and indirect lending network relationships with franchised automobile dealers in the Capital District of New York and Northern and Central Pennsylvania. The Company’s Banking-as-a-Service (“BaaS”) business offers banking capabilities to non-bank financial service providers and other financial technology firms (“FinTechs”), allowing them to provide banking services to their end users. These BaaS partnerships allow the Bank to offer banking services and products beyond our traditional footprint.

The Company’s fee-based subsidiaries include SDN, which provides a broad range of insurance services to personal and business clients, and Courier Capital, which provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. On May 1, 2023, the Company completed the merger of its wholly-owned SEC-registered investments advisory firms, under which HNP Capital, LLC merged with and into Courier Capital. The merger was accounted for under ASC-805-50-15 – “Transactions Between Entities Under Common Control,” as an exchange of assets in which Courier Capital recognized the assets and liabilities transferred at historical cost basis at the date of transfer.

Corn Hill Innovations Lab, LLC (“CHIL”), which was originally structured with the intention of overseeing the Company’s BaaS and FinTech relationships, was dissolved on March 28, 2023, and all assets and liabilities were transferred to the Bank.

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

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the nine months ended September 30, 2023 and 2022 (in thousands):

	2023	2022
Supplemental information:
Cash paid for interest	$95,913	$15,613
Cash paid for income taxes	6,298	1,128
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	163	—
Accrued and declared unpaid dividends	4,983	4,811

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

The Company incurred total pre-tax expense related to the branch closures in 2020 of approximately $1.7 million, including approximately $0.2 million in employee severance, $0.5 million in lease termination costs and $1.0 million in valuation adjustments on branch facilities. Additional related restructuring charges of $1.6 million and $111 thousand were incurred in 2022 and 2021, respectively, as a result of property valuation adjustments to write-down certain real estate assets to fair market value based on existing purchase offers and current market conditions. There were $55 and $74 thousand of restructuring recoveries for the three and nine months ended September 30, 2023, associated with the recovery of selling costs on these properties.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.) RESTRUCTURING CHARGES (Continued)

The following table represents the consolidated statements of income classification of the Company’s restructuring charges (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Income Statement Location	2023	2022	2023	2022
Selling costs	Restructuring (recoveries) charges	$(55)	$—	$(74)	$—
Valuation adjustments	Restructuring (recoveries) charges	—	—	—	1,269
Total		$(55)	$—	$(74)	$1,269

The following table represents the changes in the restructuring reserve (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$273	$326	$302	$445
Restructuring (recoveries) charges	—	—	(4)	1,269
Cash payments	(15)	(11)	(40)	(46)
Charges against assets	—	—	—	(1,353)
Balance at end of period	$258	$315	$258	$315

In contemplation of the transactions noted above, certain long-lived assets have met the held for sale criteria as of September 30, 2023. Long lived assets held for sale totaled $1.3 million and $1.5 million as of September 30, 2023 and December 31, 2022, respectively, and are included in other assets on the Company’s consolidated statements of financial condition.

(3.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income available to common shareholders	$13,657	$13,489	$39,390	$43,390
Weighted average common shares outstanding:
Total shares issued	16,100	16,100	16,100	16,100
Unvested restricted stock awards	(11)	(6)	(8)	(5)
Treasury shares	(698)	(765)	(721)	(692)
Total basic weighted average common shares outstanding	15,391	15,329	15,371	15,403
Incremental shares from assumed:
Vesting of restricted stock awards	71	64	72	81
Total diluted weighted average common shares outstanding	15,462	15,393	15,443	15,484
Basic earnings per common share	$0.89	$0.88	$2.56	$2.82
Diluted earnings per common share	$0.88	$0.88	$2.55	$2.80

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Restricted stock awards	—	1	—	1

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2023
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$24,535	$—	$3,626	$20,909
Mortgage-backed securities:
Federal National Mortgage Association	514,062	—	88,324	425,738
Federal Home Loan Mortgage Corporation	381,764	—	81,037	300,727
Government National Mortgage Association	109,402	—	26,410	82,992
Collateralized mortgage obligations:
Federal National Mortgage Association	11,219	—	2,773	8,446
Federal Home Loan Mortgage Corporation	20,199	—	5,121	15,078
Privately issued	—	325	—	325
Total mortgage-backed securities	1,036,646	325	203,665	833,306
Total available for sale securities	$1,061,181	$325	$207,291	$854,215
Securities held to maturity:
U.S. Government agency and government sponsored enterprises	$16,476	$—	$1,095	$15,381
State and political subdivisions	72,666	20	8,374	64,312
Mortgage-backed securities:
Federal National Mortgage Association	5,942	—	809	5,133
Federal Home Loan Mortgage Corporation	7,686	—	1,695	5,991
Government National Mortgage Association	20,655	—	2,806	17,849
Collateralized mortgage obligations:
Federal National Mortgage Association	12,088	—	1,165	10,923
Federal Home Loan Mortgage Corporation	14,981	—	1,376	13,605
Government National Mortgage Association	3,714	—	368	3,346
Total mortgage-backed securities	65,066	—	8,219	56,847
Total held to maturity securities	154,208	$20	$17,688	$136,540
Allowance for credit losses – securities	(4)
Total held to maturity securities, net	$154,204
December 31, 2022
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$24,535	$—	$3,420	$21,115
Mortgage-backed securities:
Federal National Mortgage Association	545,797	—	76,193	469,604
Federal Home Loan Mortgage Corporation	410,829	—	68,608	342,221
Government National Mortgage Association	112,202	1	18,037	94,166
Collateralized mortgage obligations:
Federal National Mortgage Association	12,175	—	2,603	9,572
Federal Home Loan Mortgage Corporation	21,519	—	4,163	17,356
Privately issued	—	337	—	337
Total mortgage-backed securities	1,102,522	338	169,604	933,256
Total available for sale securities	$1,127,057	$338	$173,024	$954,371

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2022 (continued)
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$16,363	$—	$848	$15,515
State and political subdivisions	97,583	24	7,172	90,435
Mortgage-backed securities:
Federal National Mortgage Association	8,332	—	582	7,750
Federal Home Loan Mortgage Corporation	7,959	—	1,396	6,563
Government National Mortgage Association	22,541	—	2,116	20,425
Collateralized mortgage obligations:
Federal National Mortgage Association	14,268	—	1,119	13,149
Federal Home Loan Mortgage Corporation	17,712	—	1,253	16,459
Government National Mortgage Association	4,222	—	330	3,892
Total mortgage-backed securities	75,034	—	6,796	68,238
Total held to maturity securities	188,980	$24	$14,816	$174,188
Allowance for credit losses – securities	(5)
Total held to maturity securities, net	$188,975

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $1.9 million and $2.1 million as of September 30, 2023 and December 31, 2022, respectively. For held to maturity (“HTM”) debt securities, AIR totaled $847 thousand and $695 thousand as of September 30, 2023 and December 31, 2022, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three months ended September 30, 2023 and 2022, provision for credit loss for HTM investment securities was less than $1 thousand in each period. For the nine months ended September 30, 2023 and 2022, provision for credit loss for HTM investment securities was $1 thousand and less than $1 thousand, respectively.

Investment securities with a total fair value of $786.7 million and $850.4 million at September 30, 2023 and December 31, 2022, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales of securities available for sale were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Proceeds from sales	$—	$—	$—	$6,252
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	15

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2023 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$2,767	$2,707
Due from one to five years	92,910	84,604
Due after five years through ten years	137,900	117,404
Due after ten years	827,604	649,500
Total available for sale securities	$1,061,181	$854,215
Debt securities held to maturity:
Due in one year or less	$26,552	$26,156
Due from one to five years	34,730	33,141
Due after five years through ten years	30,712	26,658
Due after ten years	62,214	50,585
Total held to maturity securities	$154,208	$136,540

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2023
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$20,909	$3,626	$20,909	$3,626
Mortgage-backed securities:
Federal National Mortgage Association	14	—	425,724	88,324	425,738	88,324
Federal Home Loan Mortgage Corporation	—	—	300,727	81,037	300,727	81,037
Government National Mortgage Association	—	—	82,992	26,410	82,992	26,410
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	8,446	2,773	8,446	2,773
Federal Home Loan Mortgage Corporation	—	—	15,078	5,121	15,078	5,121
Total mortgage-backed securities	14	—	832,967	203,665	832,981	203,665
Total available for sale securities	14	—	853,876	207,291	853,890	207,291
Total AFS debt securities with unrealized losses	$14	$—	$853,876	$207,291	$853,890	$207,291
December 31, 2022
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$21,115	$3,420	$21,115	$3,420
Mortgage-backed securities:
Federal National Mortgage Association	154,006	14,708	315,598	61,485	469,604	76,193
Federal Home Loan Mortgage Corporation	28,493	2,199	313,728	66,409	342,221	68,608
Government National Mortgage Association	10,301	921	83,841	17,116	94,142	18,037
Collateralized mortgage obligations:
Federal National Mortgage Association	1,000	94	8,572	2,509	9,572	2,603
Federal Home Loan Mortgage Corporation	—	—	17,356	4,163	17,356	4,163
Total mortgage-backed securities	193,800	17,922	739,095	151,682	932,895	169,604
Total available for sale securities	193,800	17,922	760,210	155,102	954,010	173,024
Total AFS debt securities with unrealized losses	$193,800	$17,922	$760,210	$155,102	$954,010	$173,024

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The total number of AFS securities positions in the investment portfolio in an unrealized loss position at September 30, 2023 was 219 compared to 226 at December 31, 2022. At September 30, 2023, the Company had positions in 215 investment securities with a fair value of $853.9 million and a total unrealized loss of $207.3 million that had been in a continuous unrealized loss position for more than 12 months. At September 30, 2023, there were a total of four securities positions in the Company’s investment portfolio with a fair value of $14 thousand and a total unrealized loss of less than $1 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2022, the Company had a position in 127 investment securities with a fair value of $760.2 million and a total unrealized loss of $155.1 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2022, there were a total of 99 securities positions in the Company’s investment portfolio with a fair value of $193.8 million and a total unrealized loss of $17.9 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of September 30, 2023 and December 31, 2022, no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company expects to recover the amortized cost basis of its investments and more than likely will not need to sell before the recovery period for operating purposes, with no impairment identified. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of September 30, 2023, $68.2 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $3.8 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and $0.7 million in non-rated bonds, all of which mature in 2023. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2022, $90.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $6.9 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and no municipal bonds were rated below investment grade.

As of September 30, 2023 and December 31, 2022, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
September 30, 2023
Commercial business	$710,795	$743	$711,538
Commercial mortgage	1,989,357	(4,078)	1,985,279
Residential real estate loans	621,913	13,296	635,209
Residential real estate lines	73,341	3,381	76,722
Consumer indirect	947,035	35,102	982,137
Other consumer	40,319	(38)	40,281
Total	$4,382,760	$48,406	4,431,166
Allowance for credit losses – loans			(49,630)
Total loans, net			$4,381,536
December 31, 2022
Commercial business	$663,611	$638	$664,249
Commercial mortgage	1,683,814	(3,974)	1,679,840
Residential real estate loans	576,279	13,681	589,960
Residential real estate lines	74,432	3,238	77,670
Consumer indirect	985,580	38,040	1,023,620
Other consumer	15,002	108	15,110
Total	$3,998,718	$51,731	4,050,449
Allowance for credit losses – loans			(45,413)
Total loans, net			$4,005,036

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $1.9 million and $550 thousand as of September 30, 2023 and December 31, 2022, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2023, and December 31, 2022, AIR for loans totaled $20.7 million and $16.6 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
September 30, 2023
Commercial business	$30	$56	$—	$86	$254	$710,455	$710,795	$169
Commercial mortgage	8,685	3,014	—	11,699	686	1,976,972	1,989,357	686
Residential real estate loans	2,237	—	—	2,237	4,992	614,684	621,913	4,992
Residential real estate lines	64	—	—	64	201	73,076	73,341	201
Consumer indirect	11,290	2,893	—	14,183	3,382	929,470	947,035	3,382
Other consumer	74	1	6	81	—	40,238	40,319	—
Total loans, gross	$22,380	$5,964	$6	$28,350	$9,515	$4,344,895	$4,382,760	$9,430
December 31, 2022
Commercial business	$176	$10	$—	$186	$340	$663,085	$663,611	$233
Commercial mortgage	—	—	—	—	2,564	1,681,250	1,683,814	659
Residential real estate loans	1,306	28	—	1,334	4,071	570,874	576,279	4,071
Residential real estate lines	264	102	—	366	142	73,924	74,432	142
Consumer indirect	12,637	2,073	—	14,710	3,079	967,791	985,580	3,079
Other consumer	111	1	1	113	1	14,888	15,002	1
Total loans, gross	$14,494	$2,214	$1	$16,709	$10,197	$3,971,812	$3,998,718	$8,185

There were $6 thousand and $1 thousand in consumer overdrafts which were past due greater than 90 days as of September 30, 2023 and December 31, 2022. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the nine months ended September 30, 2023 and 2022. Estimated interest income of $437 thousand and $447 thousand for the nine months ended September 30, 2023 and 2022, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted as of September 30, 2023 (in thousands):

	Term Extension
	Amortized Cost Basis	% of Total Loans
Loan Type
Commercial business	$-	0.00%
Commercial mortgage	-	0.00%
Residential real estate loans	335	0.05%
Residential real estate lines	-	0.00%
Consumer indirect	-	0.00%
Other consumer	-	0.00%
Total	$335	0.01%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.0 years to the life of the loans, which reduced monthly payment amount for the borrower.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the nine months ended September 30, 2023 (in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Commercial business	$-	$-	$-
Commercial mortgage	-	-	-
Residential real estate loans	80	158	97
Residential real estate lines	-	-	-
Consumer indirect	-	-	-
Other consumer	-	-	-
Total	$80	$158	$97

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured when a borrower is experiencing financial difficulty, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of September 30, 2023 and December 31, 2022 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
September 30, 2023
Commercial business	$11,901	$—	$11,901	$1,533
Commercial mortgage	105	20,296	20,401	645
Total	$12,006	$20,296	$32,302	$2,178

December 31, 2022
Commercial business	$147	$993	$1,140	$126
Commercial mortgage	—	21,592	21,592	1,152
Total	$147	$22,585	$22,732	$1,278

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2023
Commercial Business:
Uncriticized	$76,916	$139,811	$84,553	$37,819	$22,265	$57,698	$246,765	$—	$665,827
Special mention	7,129	5,056	2,502	12,841	81	47	2,801	—	30,457
Substandard	2,042	41	55	—	60	1,258	11,798	—	15,254
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Business loans	$86,087	$144,908	$87,110	$50,660	$22,406	$59,003	$261,364	$—	$711,538
Current period gross write-offs	$—	$5	$3	$12	$8	$235	$—	$—	$263

Commercial Mortgage:
Uncriticized	$289,493	$571,684	$365,629	$234,150	$152,261	$316,695	$—	$—	$1,929,912
Special mention	2,300	339	4,140	9,176	—	16,373	—	—	32,328
Substandard	3,425	497	518	1,036	190	17,373	—	—	23,039
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Mortgage loans	$295,218	$572,520	$370,287	$244,362	$152,451	$350,441	$—	$—	$1,985,279
Current period gross write-offs	$—	$—	$—	$—	$—	$18	$—	$—	$18

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2022
Commercial Business
Uncriticized	$146,581	$105,001	$61,115	$29,644	$39,625	$21,467	$244,848	$—	$648,281
Special mention	238	2,351	8,736	7	5	—	1,809	—	13,146
Substandard	—	72	—	42	516	1,034	1,158	—	2,822
Doubtful	—	—	—	—	—	—	—	—	—
Total	$146,819	$107,424	$69,851	$29,693	$40,146	$22,501	$247,815	$—	$664,249
Commercial Mortgage
Uncriticized	$464,863	$380,138	$260,463	$171,918	$116,770	$248,771	$—	$—	$1,642,923
Special mention	—	—	2,319	136	—	11,784	—	—	14,239
Substandard	2,987	202	105	78	10,104	9,202	—	—	22,678
Doubtful	—	—	—	—	—	—	—	—	—
Total	$467,850	$380,340	$262,887	$172,132	$126,874	$269,757	$—	$—	$1,679,840

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2023
Residential Real Estate Loans
Performing	$94,045	$79,520	$79,578	$109,822	$69,564	$197,688	$—	$—	$630,217
Nonperforming	—	102	1,284	744	840	2,022	—	—	4,992
Total Residential Real Estate Loans	$94,045	$79,622	$80,862	$110,566	$70,404	$199,710	$—	$—	$635,209
Current period gross write-offs	$—	$—	$—	$—	$32	$70	$—	$—	$102

Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$71,149	$5,372	$76,521
Nonperforming	—	—	—	—	—	—	31	170	201
Total Residential Real Estate Lines	$—	$—	$—	$—	$—	$—	$71,180	$5,542	$76,722
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$28	$13	$41

Consumer Indirect
Performing	$201,305	$361,192	$255,880	$89,404	$37,256	$33,718	$—	$—	$978,755
Nonperforming	643	1,105	1,064	300	149	121	—	—	3,382
Total Consumer Indirect Loans	$201,948	$362,297	$256,944	$89,704	$37,405	$33,839	$—	$—	$982,137
Current period gross write-offs	$342	$4,331	$4,254	$1,343	$1,018	$1,189	$—	$—	$12,477

Other Consumer
Performing	$29,304	$4,453	$1,680	$1,171	$311	$644	$2,712	$—	$40,275
Nonperforming	—	—	—	—	—	—	6	—	6
Total Other Consumer Loans	$29,304	$4,453	$1,680	$1,171	$311	$644	$2,718	$—	$40,281
Current period gross write-offs	$713	$122	$105	$32	$28	$19	$45	$—	$1,064

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Allowance for Credit Losses – Loans

The following table sets forth the changes in the allowance for credit losses – loans for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2023
Allowance for credit losses – loans:
Beginning balance	$13,418	$16,826	$4,646	$710	$13,306	$930	$49,836
Charge-offs	(146)	—	—	—	(4,848)	(344)	(5,338)
Recoveries	114	972	4	—	2,565	85	3,740
(Benefit) provision	(600)	(1,521)	(791)	(173)	3,583	894	1,392
Ending balance	$12,786	$16,277	$3,859	$537	$14,606	$1,565	$49,630
Nine months ended September 30, 2023
Beginning balance	$12,585	$14,412	$3,301	$608	$14,238	$269	$45,413
Charge-offs	(263)	(18)	(102)	(41)	(12,477)	(1,064)	(13,965)
Recoveries	322	976	35	—	8,056	253	9,642
Provision (benefit)	142	907	625	(30)	4,789	2,107	8,540
Ending balance	$12,786	$16,277	$3,859	$537	$14,606	$1,565	$49,630

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2022
Allowance for credit losses – loans:
Beginning balance	$10,140	$12,064	$2,140	$509	$17,332	$267	$42,452
Charge-offs	(20)	—	—	(38)	(4,058)	(398)	(4,514)
Recoveries	116	1	4	3	2,168	69	2,361
Provision (benefit)	1,288	2,054	210	180	(260)	335	3,807
Ending balance	$11,524	$14,119	$2,354	$654	$15,182	$273	$44,106
Nine months ended September 30, 2022
Beginning balance	11,099	14,777	1,604	379	11,611	206	39,676
Charge-offs	(262)	—	(56)	(38)	(9,216)	(1,083)	(10,655)
Recoveries	305	2,020	19	20	6,129	262	8,755
Provision (benefit)	382	(2,678)	787	293	6,658	888	6,330
Ending balance	$11,524	$14,119	$2,354	$654	$15,182	$273	$44,106

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

Consumer indirect and other consumer loans may entail greater credit risk than residential mortgage loans and home equities, particularly in the case of other consumer loans which are primarily unsecured or, in the case of some BaaS loans, secured by depreciable assets such as solar panels, and in the case of indirect consumer loans, secured by depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by inflation and adverse personal circumstances such as job loss, illness or personal bankruptcy, including the heightened risk that such circumstances may arise as a result of inflation. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		September 30,	December 31,
	Balance Sheet Location	2023	2022
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$38,618	$36,723
Accumulated amortization	Other assets	(6,726)	(5,603)
Net book value		$31,892	$31,120

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$34,125	$33,229

The weighted average remaining lease term for operating leases was 20.79 years at September 30, 2023 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.90%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LEASES (Continued)

The following table represents lease costs and other lease information:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Lease costs:
Operating lease costs	$773	$788	$2,308	$2,120
Variable lease costs (1)	113	116	324	361
Sublease income	(29)	(23)	(77)	(46)
Net lease costs	$857	$881	$2,555	$2,435

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$769	$678	$2,212	$2,035
Right of use assets obtained in exchange for new operating lease liabilities	$932	$9,612	$2,167	$9,802

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at September 30, 2023 (in thousands):

Twelve months ended September 30,
2024	$749
2025	2,966
2026	2,869
2027	2,715
2028	2,685
Thereafter	39,417
Total future minimum operating lease payments	51,401
Amounts representing interest	(17,276)
Present value of net future minimum operating lease payments	$34,125

(7.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $67.1 million as of both September 30, 2023 and December 31, 2022. The Company performs a goodwill impairment test on an annual basis as of October 1st or more frequently if events and circumstances warrant.

	Banking	All Other (1)	Total
Balance, December 31, 2022	$48,536	$18,535	$67,071
Acquisitions	—	—	—
Balance, September 30, 2023	$48,536	$18,535	$67,071

(1) All Other includes the SDN and Courier Capital reporting units.

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the capital markets downturn for bank stocks due to macroeconomic pressures, including inflation, along with volatility in the banking industry as a result of recent bank failures during the first half of 2023, a goodwill impairment test was performed for the Banking reporting unit in the second quarter of 2023. Based on this quantitative assessment, the Company concluded that goodwill was not impaired. In the third quarter of 2023, the Company performed a qualitative assessment of its goodwill. Based on this assessment, the Company concluded that it was not more likely than not that goodwill was impaired as of September 30, 2023. Therefore, no quantitative assessment was deemed necessary at September 30, 2023.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,042)	(2,042)
Net book value	$—	$—

Other intangibles:
Gross carrying amount	$14,545	$14,545
Accumulated amortization	(8,891)	(8,202)
Net book value	$5,654	$6,343

Amortization expense for total other intangible assets was $225 thousand and $689 thousand for the three and nine months ended September 30, 2023, and $244 thousand and $747 thousand for the three and nine months ended September 30, 2022. As of September 30, 2023, the estimated amortization expense of other intangible assets for the remainder of 2023 and each of the next five years is as follows (in thousands):

2023 (remainder of year)	$221
2024	838
2025	766
2026	694
2027	623
2028	551
Thereafter	1,961
Total	$5,654

(8.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of the dates indicated are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Other Assets:
Tax credit investments	$63,232	$55,568
Net deferred tax asset	62,924	53,427
Derivative instruments	65,490	54,557
Operating lease right of use assets	31,892	31,120
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	15,067	19,385
Accrued interest receivable	23,541	19,371
Other	39,191	29,564
Total other assets	$301,337	$262,992

	September 30,	December 31,
	2023	2022
Other Liabilities:
Collateral on derivative instruments	$66,950	$54,300
Derivative instruments	56,769	47,751
Operating lease right of use obligations	34,125	33,229
Accrued interest expense	18,138	5,983
Other	45,024	41,758
Total other liabilities	$221,006	$183,021

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the first nine months of 2023 and in 2022, such derivatives were used to hedge the variable cash flows associated with short-term borrowings or brokered CDs. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows at September 30, 2023 (dollars in thousands):

Effective Date	Expiration Date	Notional Amount	Pay Fixed Rate
4/11/2022	4/11/2027	$50,000	0.787%
1/24/2023	1/24/2026	$30,000	3.669%
5/5/2023	5/5/2026	$25,000	3.4615%

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $3.3 million in accumulated other comprehensive loss related to derivatives will be reclassified as a decrease to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of September 30, 2023 and December 31, 2022 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount			Fair value			Fair value
	September 30, 2023	December 31, 2022	Balance sheet line item	September 30, 2023	December 31, 2022	Balance sheet line item	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Cash flow hedges	$105,000	$50,000	Other assets	$8,548	$6,725	Other liabilities	$—	$—
Total derivatives	$105,000	$50,000		$8,548	$6,725		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	1,129,212	1,006,386	Other assets	56,724	47,736	Other liabilities	56,725	47,738
Credit contracts	81,858	104,497	Other assets	—	—	Other liabilities	—	—
Mortgage banking	9,855	7,884	Other assets	218	96	Other liabilities	44	13
Total derivatives	$1,220,925	$1,118,767		$56,942	$47,832		$56,769	$47,751

(1)
The Company was holding collateral of $67.0 million and $54.3 million against its net obligations under these contracts at September 30, 2023 and December 31, 2022, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended September 30,		Nine months ended September 30,
Undesignated derivatives	recognized in income	2023	2022	2023	2022
Interest rate swaps	Income from derivative instruments, net	$93	$317	$1,219	$1,675
Credit contracts	Income from derivative instruments, net	58	3	109	21
Mortgage banking	Income from derivative instruments, net	68	(221)	90	(433)
Total undesignated		$219	$99	$1,418	$1,263

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and nine months ended September 30, 2023 and 2022:

	Outstanding	Treasury	Issued
2023
Shares at December 31, 2022	15,340,001	759,555	16,099,556
Restricted stock units released	58,188	(58,188)	—
Treasury stock purchases	(22,710)	22,710	—
Shares at March 31, 2023	15,375,479	724,077	16,099,556
Restricted stock awards issued	20,185	(20,185)	—
Stock awards	5,945	(5,945)	—
Restricted stock units released	296	(296)	—
Treasury stock purchases	(105)	105	—
Shares at June 30, 2023	15,401,800	697,756	16,099,556
Restricted stock units released	—	—	—
Treasury stock purchases	—	—	—
Shares at September 30, 2023	15,401,800	697,756	16,099,556

2022
Shares at December 31, 2021	15,745,453	354,103	16,099,556
Restricted stock units released	23,271	(23,271)	—
Treasury stock purchases	(469,647)	469,647	—
Shares at March 31, 2022	15,299,077	800,479	16,099,556
Restricted stock awards issued	11,300	(11,300)	—
Stock awards	3,848	(3,848)	—
Restricted stock units released	31,141	(31,141)	—
Treasury stock purchases	(11,275)	11,275	—
Shares at June 30, 2022	15,334,091	765,465	16,099,556
Restricted stock awards released	—	—	—
Treasury stock purchases	—	—	—
Shares at September 30, 2022	15,334,091	765,465	16,099,556

Share Repurchase Programs

In June 2022, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 766,447 shares of common stock (the “2022 Share Repurchase Program”). Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. As of September 30, 2023, there were 766,447 shares remaining for repurchase under the 2022 Share Repurchase Program.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the components of other comprehensive (loss) income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2023
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(36,914)	$(9,457)	$(27,457)
Reclassification adjustment for net gains included in net income (1)	16	4	12
Total securities available for sale and transferred securities	(36,898)	(9,453)	(27,445)
Hedging derivative instruments:
Change in unrealized gain during the period	518	133	385
Pension obligations:
Amortization of prior service credit included in income	(123)	(31)	(92)
Amortization of net actuarial loss included in income	316	81	235
Total pension obligations	193	50	143
Other comprehensive loss	$(36,187)	$(9,270)	$(26,917)
Nine months ended September 30, 2023
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(34,279)	$(8,782)	$(25,497)
Reclassification adjustment for net gains included in net income (1)	51	13	38
Total securities available for sale and transferred securities	(34,228)	(8,769)	(25,459)
Hedging derivative instruments:
Change in unrealized gain during the period	1,514	388	1,126
Pension obligations:
Amortization of prior service credit included in income	(368)	(94)	(274)
Amortization of net actuarial loss included in income	948	243	705
Total pension and post-retirement obligations	580	149	431
Other comprehensive loss	$(32,134)	$(8,232)	$(23,902)

(1) Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2022
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(57,655)	$(14,773)	$(42,882)
Reclassification adjustment for net gains included in net income (1)	23	7	16
Total securities available for sale and transferred securities	(57,632)	(14,766)	(42,866)
Hedging derivative instruments:
Change in unrealized gain during the period	1,829	469	1,360
Pension and post-retirement obligations:
Amortization of prior service credit included in income	—	—	—
Amortization of net actuarial loss included in income	64	16	48
Total pension and post-retirement obligations	64	16	48
Other comprehensive loss	$(55,739)	$(14,281)	$(41,458)
Nine months ended September 30, 2022
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(177,638)	$(45,514)	$(132,124)
Reclassification adjustment for net gains included in net income (1)	95	25	70
Total securities available for sale and transferred securities	(177,543)	(45,489)	(132,054)
Hedging derivative instruments:
Change in unrealized gain during the period	5,291	1,356	3,935
Pension and post-retirement obligations:
Amortization of prior service credit included in income	—	—	—
Amortization of net actuarial loss included in income	192	49	143
Total pension and post-retirement obligations	192	49	143
Other comprehensive loss	$(172,060)	$(44,084)	$(127,976)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive (Loss) Income
Three months ended September 30, 2023
Balance at beginning of period	$5,476	$(126,648)	$(13,300)	$(134,472)
Other comprehensive income (loss) before reclassifications	385	(27,457)	—	(27,072)
Amounts reclassified from accumulated other comprehensive income	—	12	143	155
Net current period other comprehensive income (loss)	385	(27,445)	143	(26,917)
Balance at end of period	$5,861	$(154,093)	$(13,157)	$(161,389)

Nine months ended September 30, 2023
Balance at beginning of period	$4,735	$(128,634)	$(13,588)	$(137,487)
Other comprehensive income (loss) before reclassifications	1,126	(25,497)	—	(24,371)
Amounts reclassified from accumulated other comprehensive income	—	38	431	469
Net current period other comprehensive income (loss)	1,126	(25,459)	431	(23,902)
Balance at end of period	$5,861	$(154,093)	$(13,157)	$(161,389)

Three months ended September 30, 2022
Balance at beginning of period	$3,735	$(94,159)	$(9,301)	$(99,725)
Other comprehensive income (loss) before reclassifications	1,360	(42,882)	—	(41,522)
Amounts reclassified from accumulated other comprehensive income	—	16	48	64
Net current period other comprehensive income (loss)	1,360	(42,866)	48	(41,458)
Balance at end of period	$5,095	$(137,025)	$(9,253)	$(141,183)

Nine months ended September 30, 2022
Balance at beginning of period	$1,160	$(4,971)	$(9,396)	$(13,207)
Other comprehensive income (loss) before reclassifications	3,935	(132,124)	—	(128,189)
Amounts reclassified from accumulated other comprehensive income	—	70	143	213
Net current period other comprehensive income (loss)	3,935	(132,054)	143	(127,976)
Balance at end of period	$5,095	$(137,025)	$(9,253)	$(141,183)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statement of Income
	Three months ended September 30,
	2023	2022
Realized loss on sale of investment securities	$—	$—	Net (loss) gain on investment securities
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	(16)	(23)	Interest income
	(16)	(23)	Total before tax
	4	7	Income tax expense
	(12)	(16)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	123	—	Salaries and employee benefits
Net actuarial losses (1)	(316)	(64)	Salaries and employee benefits
	(193)	(64)	Total before tax
	50	16	Income tax benefit
	(143)	(48)	Net of tax
Total reclassified for the period	$(155)	$(64)
	Nine months ended
	September 30,
	2023	2022
Realized loss on sale of investment securities	$—	$(15)	Net (loss) gain on investment securities
Amortization of unrealized holding gains on investment securities transferred from available for sale to held to maturity	(51)	(80)	Interest income
	(51)	(95)	Total before tax
	13	25	Income tax expense
	(38)	(70)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	368	—	Salaries and employee benefits
Net actuarial losses (1)	(948)	(192)	Salaries and employee benefits
	(580)	(192)	Total before tax
	149	49	Income tax benefit
	(431)	(143)	Net of tax
Total reclassified for the period	$(469)	$(213)

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

The Company granted restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) during the nine months ended September 30, 2023 as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
RSAs	20,185	$16.34
RSUs	142,110	$16.39
PSUs	53,060	$16.66

The grant-date fair value for the RSAs granted during the nine months ended September 30, 2023 was equal to the closing market price of our common stock on the date of grant. The grant-date fair value for the RSUs and PSUs granted during the nine months ended September 30, 2023 was equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

Fifty percent of the RSAs granted during the nine months ended September 30, 2023 vested on the grant date. The remaining RSAs will vest the day before the Company’s next annual meeting. The RSUs and PSUs granted during the nine months ended September 30, 2023 will vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Salaries and employee benefits	$679	$624	$1,642	$1,790
Other noninterest expense	42	38	287	262
Total share-based compensation expense	$721	$662	$1,929	$2,052

Income tax benefit realized for compensation costs	$—	$—	$438	$474

At September 30, 2023, there was $4.5 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 1.96 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service cost	$447	$871	$1,342	$2,614
Interest cost on projected benefit obligation	855	647	2,565	1,941
Expected return on plan assets	(878)	(1,141)	(2,634)	(3,423)
Amortization of unrecognized prior service credit	(123)	—	(368)	—
Amortization of unrecognized net actuarial loss	316	64	948	194
Net periodic benefit expense	$617	$441	$1,853	$1,326

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

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Commitments to extend credit	$1,250,685	$1,435,323
Standby letters of credit	16,409	17,181

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

Unfunded Commitments

At September 30, 2023 and December 31, 2022, the allowance for credit losses for unfunded commitments totaled $4.0 million and $4.1 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. The credit loss expense for unfunded commitments was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Credit loss (benefit) expense for unfunded commitments	$(426)	$507	$(129)	$867

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

On October 7, 2022, the Superior Court of Pennsylvania granted the Company’s December 20, 2021 Request for an Interlocutory Appeal of the denial of the Company’s motion to dismiss the claims brought by New York borrowers for lack of subject matter jurisdiction and lack of standing. Oral argument on the appeal was conducted on August 30, 2023 and the case continues to be stayed until the appeal is decided by the Superior Court.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2023
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$20,909	$—	$20,909
Mortgage-backed securities	—	833,306	—	833,306
Other assets:
Hedging derivative instruments	—	8,548	—	8,548
Fair value adjusted through comprehensive income	$—	$862,763	$—	$862,763
Other assets:
Derivative instruments – interest rate swaps	—	56,724	—	56,724
Derivative instruments – credit contracts	—	—	—	-
Derivative instruments – mortgage banking	—	218	—	218
Other liabilities:
Derivative instruments – interest rate swaps	—	(56,725)	—	(56,725)
Derivative instruments – credit contracts	—	—	—	-
Derivative instruments – mortgage banking	—	(44)	—	(44)
Fair value adjusted through net income	$—	$173	$—	$173
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,873	$—	$1,873
Collateral dependent loans	—	—	30,124	30,124
Other assets:
Long-lived assets held for sale	—	—	1,299	1,299
Loan servicing rights	—	—	1,430	1,430
Other real estate owned	—	—	162	162
Total	$—	$1,873	$33,015	$34,888

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2023. There were no liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2023.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2023 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$30,124	Appraisal of collateral (1)	Appraisal adjustments (2)	45.8%(3) / 0 - 77.4%
Loan servicing rights	$1,430	Discounted cash flow	Discount rate	10.4% (3)
			Constant prepayment rate	11.9% (3)
Long-lived assets held for sale	$1,299	Appraisal of collateral (1)	Appraisal adjustments (2)	9.7 - 33.9%
Other real estate owned	$162	Appraisal of collateral (1)	Appraisal adjustments (2)	42.7%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the nine months ended September 30, 2023 and 2022.

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

	Level in	September 30, 2023		December 31, 2022
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$192,111	$192,111	$130,466	$130,466
Securities available for sale	Level 2	854,215	854,215	954,371	954,371
Securities held to maturity, net	Level 2	154,204	136,540	188,975	174,188
Loans held for sale	Level 2	1,873	1,873	550	550
Loans	Level 2	4,351,412	4,150,752	3,983,582	3,867,285
Loans (1)	Level 3	30,124	30,124	21,454	21,454
Long-lived assets held for sale	Level 3	1,299	1,299	1,509	1,509
Accrued interest receivable	Level 1	23,541	23,541	19,371	19,371
Derivative instruments – cash flow hedges	Level 2	8,548	8,548	6,725	6,725
Derivative instruments – interest rate products	Level 2	56,724	56,724	47,736	47,736
Derivative instruments – mortgage banking	Level 2	218	218	96	96
FHLB and FRB stock	Level 2	15,067	15,067	19,385	19,385
Financial liabilities:
Non-maturity deposits	Level 1	3,806,986	3,806,986	3,646,552	3,646,552
Time deposits	Level 2	1,508,987	1,498,696	1,282,872	1,268,957
Short-term borrowings	Level 1	70,000	70,000	205,000	205,000
Long-term borrowings	Level 2	124,454	119,855	74,222	70,814
Accrued interest payable	Level 1	18,138	18,138	5,983	5,983
Derivative instruments – interest rate products	Level 2	56,725	56,725	47,738	47,738
Derivative instruments – credit contracts	Level 2	—	—	—	—
Derivative instruments – mortgage banking	Level 2	44	44	13	13

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	All Other	Consolidated Totals
September 30, 2023
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	—	5,654	5,654
Total assets	6,095,556	44,593	6,140,149
December 31, 2022
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	—	6,343	6,343
Total assets	5,756,441	40,831	5,797,272

	Banking	All Other	Consolidated Totals
Three months ended September 30, 2023
Net interest income (expense)	$42,738	$(1,061)	$41,677
Provision for credit losses	(966)	—	(966)
Noninterest income	6,649	3,837	10,486
Noninterest expense	(31,328)	(3,407)	(34,735)
Income (loss) before income taxes	17,093	(631)	16,462
Income tax (expense) benefit	(2,660)	220	(2,440)
Net income (loss)	$14,433	$(411)	$14,022
Nine months ended September 30, 2023
Net interest income (expense)	$129,010	$(3,181)	$125,829
Provision for credit losses	(8,410)	—	(8,410)
Noninterest income	20,522	12,354	32,876
Noninterest expense	(91,072)	(11,106)	(102,178)
Income (loss) before income taxes	50,050	(1,933)	48,117
Income tax (expense) benefit	(8,169)	536	(7,633)
Net income (loss)	$41,881	$(1,397)	$40,484

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(16.) SEGMENT REPORTING (Continued)

	Banking	All Other	Consolidated Totals
Three months ended September 30, 2022
Net interest income (expense)	$44,129	$(1,061)	$43,068
Provision for credit losses	(4,314)	—	(4,314)
Noninterest income	8,900	3,752	12,652
Noninterest expense	(29,355)	(3,472)	(32,827)
Income (loss) before income taxes	$19,360	$(781)	$18,579
Income tax (expense) benefit	(5,295)	570	(4,725)
Net income (loss)	$14,065	$(211)	$13,854
Nine months ended September 30, 2022
Net interest income (expense)	$127,405	$(3,182)	$124,223
Provision for credit losses	(7,196)	—	(7,196)
Noninterest income	23,228	12,106	35,334
Noninterest expense	(84,119)	(11,730)	(95,849)
Income (loss) before income taxes	59,318	(2,806)	56,512
Income tax (expense) benefit	(13,170)	1,143	(12,027)
Net income (loss)	$46,148	$(1,663)	$44,485

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Our Banking-as-a-Service (“BaaS”) business offers banking capabilities to non-bank financial service providers and other financial technology firms (“FinTechs”), allowing them to provide banking services to their end users. With the help of the Bank’s partners, we can offer banking services and products beyond our traditional footprint, creating new fee-based revenue opportunities through service, interchange and other fees, coupled with cost effective deposit gathering opportunities. We are primarily focused on five key BaaS client types where we see strong opportunity: business-to-business, where we help FinTechs innovate solutions while creating new market opportunities and efficiencies; affinity groups, where we help empower traditionally under-banked communities with expanded financial services access; sustainable finance, where we meet customer-led environmental demands by partnering with early movers in the green banking space; cannabis-related businesses, where we can tap into the multi-billion dollar cannabis market by leveraging regulatory and risk experience for sustained operations; and wealth management, which enables wealth managers to meet accelerating client demand for banking services.

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

Offering financial products and services to the cannabis industry presents a unique set of regulatory risks due to the conflict between state and federal laws, as marijuana remains illegal at the federal level. In January 2018, the U.S. Department of Justice (the “DOJ”) rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the Controlled Substances Act against persons and entities complying

MANAGEMENT'S DISCUSSION AND ANALYSIS

with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear, but in the future may result in increased enforcement actions against the regulated cannabis industry generally. More recently, the United States Attorney General has indicated that the DOJ, under his leadership, does not intend to pursue cases against parties who comply with the laws in states which have legalized and are effectively regulating marijuana. However, enforcement policies and practices may be highly variable between political administrations. In addition, federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for any district in which we operate will not choose to strictly enforce the federal laws governing cannabis. In the future, enforcement actions may be taken against cannabis-related businesses or financial services providers that are viewed as aiding and abetting such activities.

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

EXECUTIVE OVERVIEW

Summary of 2023 Third Quarter Results

Net income increased $168 thousand to $14.0 million for the third quarter of 2023 compared to $13.9 million for the third quarter of 2022. Net income available to common shareholders for the third quarter of 2023 was $13.7 million, or $0.88 per diluted share, compared with $13.5 million, or $0.88 per diluted share, for the third quarter of 2022. Return on average common equity was 13.15% and return on average assets was 0.92% for the third quarter of 2023 compared to 12.72% and 0.98%, respectively, for the third quarter of 2022.

Net interest income totaled $41.7 million in the third quarter of 2023, a decrease of $1.4 million compared to $43.1 million in the third quarter of 2022. Average interest-earning assets for the third quarter of 2023 were $473.3 million higher than the third quarter of 2022 due to a $591.4 million increase in average loans and a $20.5 million increase in the average balance of Federal Reserve interest-earning cash, partially offset by a $138.6 million decrease in average investment securities.

Net interest margin was 2.91% for the third quarter of 2023 compared to 3.28% in the third quarter of 2022, primarily as a result of higher funding costs amid the rising interest rate environment, partially offset by an increase in the average yield on interest-earning assets.

The provision for credit losses was $966 thousand in the third quarter of 2023 compared to $4.3 million in the third quarter of 2022. Net charge-offs during the recent quarter were $1.6 million, representing 0.14% of average loans on an annualized basis, compared to $2.2 million, or an annualized 0.22% of average loans, in the third quarter of 2022. See the “Allowance for Credit Losses – Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision for credit losses and net charge-offs.

Noninterest income totaled $10.5 million in the third quarter of 2023, compared to $12.7 million in the third quarter of 2022. The decrease in noninterest income for the third quarter of 2023 included decreases of $1.9 million in company owned life insurance income, and $390 thousand in service charges on deposits, partially offset by a $326 thousand increase in income from investments in limited partnerships. The third quarter of 2022 included a $2.0 million enhancement from the surrender and redeployment of $25.5 million in cash surrender value of company owned life insurance, which was offset by approximately $1.5 million of incremental income tax expense during the third quarter of 2022. The decrease in service charges on deposits reflected a reduction in nonsufficient fees as a result of January 2023 changes implemented in January 2023 to our consumer overdraft program that align with trends in community banking.

Noninterest expense totaled $34.7 million in the third quarter of 2023, compared to $32.8 million in the third quarter of 2022. The increase in noninterest expense was primarily the result of increases in computer and data processing expense, FDIC assessments expense, and other expenses. The increase in computer and data processing expense was primarily due to investments in data efficiency and marketing technology. FDIC assessments expense increased in part, due to the increase in the base deposit insurance assessment rate schedules by two basis points, coupled with balance sheet growth. The increase in other expense was driven in part by interest charges related to collateral held for derivative transactions.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 9.58%, and 11.91%, respectively, at September 30, 2023. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising approximately 80% of revenue during both the three and nine months ended September 30, 2023. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest income per consolidated statements of income	$74,700	$50,675	$209,586	$138,302
Adjustment to fully taxable equivalent basis	93	129	327	420
Interest income adjusted to a fully taxable equivalent basis	74,793	50,804	209,913	138,722
Interest expense per consolidated statements of income	33,023	7,607	83,757	14,079
Net interest income on a taxable equivalent basis	$41,770	$43,197	$126,156	$124,643

Analysis of Net Interest Income for the Three Months Ended September 30, 2023 and 2022

Net interest income on a taxable equivalent basis for the three months ended September 30, 2023, was $41.8 million, a decrease of $1.4 million versus the comparable quarter last year of $43.2 million. The decrease in net interest income consisted of a $25.4 million increase in interest expense, primarily as a result of an increase in higher-cost borrowings and time deposits coupled with continued repricing of deposits, as customers responded to the rising interest rate environment, partially offset by a $24.0 million increase in interest income, resulting primarily from the impact of market interest rate increases having a positive impact on yields, as well as an increase in average loans of $591.4 million, or 15%, and a $20.5 million increase in the average balance of Federal Reserve interest-earning cash, partially offset by decrease in average investment securities of $138.6 million, or 10%.

Our net interest margin for the third quarter of 2023 was 2.91%, 37-basis points lower than 3.28% for the same period in 2022 as a result of higher funding costs amid the rising interest rate environment, as well as seasonality and repricing within the deposit portfolio, partially offset by an increase in the average yield on interest-earning assets.

For the third quarter of 2023, the average yield on average interest earning assets of 5.21% was 135-basis points higher than the third quarter of 2022 of 3.86% due to the increase in market interest rates. Average loan yields increased 153-basis points during the third quarter of 2023 to 6.15% from 4.62% for the third quarter of 2022. The average yield on investment securities increased 7-basis points during the third quarter of 2023 to 1.88% from 1.81% for the third quarter of 2022. Overall, a favorable volume variance increased interest income by $7.9 million during the third quarter of 2023, and the average loan yield changes increased interest income by $16.1 million which collectively drove a $24.0 million increase in interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Average interest-earning assets were $5.70 billion for the third quarter of 2023 compared to $5.23 billion for the third quarter of 2022, an increase of $473.3 million, or 9%, from the comparable quarter last year, with average loans up $591.4 million from $3.82 billion for the third quarter of 2022 to $4.41 billion for the third quarter of 2023, and a $20.5 million increase in average Federal Reserve interest-earning cash, partially offset by a decrease in average securities of $138.6 million from $1.37 billion for the third quarter of 2022 to $1.23 billion for the third quarter of 2023. Loans comprised 77% of average interest-earning assets during the third quarter of 2023 compared to 73% during the third quarter of 2022. The increase in average loans was primarily due to organic growth in commercial mortgages. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. The average yield on average loans was 6.15% for the third quarter of 2023, an increase of 153-basis points compared to 4.62% for the comparable quarter in 2022 due to the impact of the increase in market interest rates. An increase in the volume of average loans resulted in a $7.9 million increase in interest income and rate changes increased interest income by $16.1 million. Securities represented 22% of average interest-earning assets during the third quarter of 2023 compared to 26% during the third quarter of 2022. The decrease in average investment securities was due to the redeployment of excess liquidity intended to benefit interest income with the intent of reducing net interest margin compression relative to interest earned on federal funds sold and interest-earning deposits.

For the third quarter of 2023, the average cost of average interest-bearing liabilities of 2.96% was 219-basis points higher than the third quarter of 2022 and the average cost of interest-bearing deposits of 2.84% was 221-basis points higher than the third quarter of 2022 due to the rising interest rate environment that occurred in 2022 and continued into 2023.

Average interest-bearing liabilities were $4.43 billion for the third quarter of 2023, compared to $3.91 billion for the third quarter of 2022, an increase of $513.9 million, or 13% driven by increases in both average balances of interest-bearing deposits and average total borrowings. Total average borrowings increased to $347.3 million, up $136.6 million from the third quarter of 2022. On average, interest-bearing deposits grew $377.3 million from $3.70 billion for the third quarter of 2022 to $4.08 billion for the current quarter while noninterest-bearing demand deposits (a principal component of net free funds) decreased $93.3 million to $1.02 billion for the third quarter of 2023. The increase in average interest-bearing deposits was primarily due to growth in reciprocal, non-public, and brokered deposits, partially offset by a decline in public deposits. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate changes resulted in a $21.3 million increase in interest expense during the third quarter of 2023, primarily due to the higher rate market conditions.

Analysis of Net Interest Income for the Nine Months Ended September 30, 2023 and 2022

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2023, was $126.2 million, an increase of $1.5 million versus the comparable period in 2022 of $124.6 million. The increase in net interest income was primarily due to a $71.2 million increase in interest income, resulting primarily from the impact of the market interest rate increases having a positive impact on yields, as well as an increase in average loans of $523.9 million, or 14%, partially offset by a decrease in average investment securities of $134.7 million, or 10%. The increase in interest income was partially offset by an increase in interest expense of $69.7 million. The increase in interest expense was primarily the result of continued repricing of deposits at higher rates, as well as an increase in higher cost borrowings and time deposits.

Our net interest margin for the nine months ended September 30, 2023 was 2.99%, 20-basis points lower than 3.19% for the same period in 2022 as a result of a shift in our deposit mix from lower cost transactional accounts to higher cost time deposits, as well as repricing within the deposit portfolio.

For the nine months ended September 30, 2023, the average yield on average interest earning assets of 4.98% was 143-basis points higher than the nine months ended September 30, 2022 of 3.55%. The average yield on loans increased 138-basis points during the nine months ended September 30, 2023, to 5.90% from 4.52% for the comparable period last year. The average yield on investment securities increased 10-basis points to 1.89% for the nine months ended September 30, 2023 compared to 1.79% for the nine months ended September 30, 2022. Overall, volume variances in average interest-earning assets and average interest-bearing liabilities increased net interest income by $18.1 million during the nine months ended September 30, 2023, and the impact of the interest rate increases in 2022 and 2023 had an overall positive impact on yields, contributing another $53.1 million to interest income.

Average interest-earning assets were $5.63 billion for the nine months ended September 30, 2023 compared to $5.22 billion for the nine months ended September 30, 2022, an increase of $413.1 million, or 8%, with average loans up $523.9 million from $3.76 billion for the nine months ended September 30, 2022 to $4.29 billion for the nine months ended September 30, 2023, partially offset by a decrease in average securities of $134.7 million from $1.40 billion for the nine months ended September 30, 2022 to $1.27 billion for the nine months ended September 30, 2023. Securities represented 23% of average interest-earning assets during the nine months ended September 30, 2023 compared to 27% during the nine months ended September 30, 2022. Loans comprised 76% of average interest-earning assets during the nine months ended September 30, 2023 compared to 72% during the nine months ended September 30, 2022. The increase in average loans was primarily due to organic growth in commercial mortgages. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. An increase in the volume of average loans resulted in a $19.9 million increase in interest income and higher interest rates increased interest income by $53.1 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

For the nine months ended September 30, 2023, the average cost of average interest-bearing liabilities of 2.57% was 209-basis points higher than the nine months ended September 30, 2022 of 0.48% with the average cost of average interest-bearing deposits of 2.42% increasing 207-basis points from 0.35% for the nine months ended September 30, 2022 due to the rising interest rate environment that occurred in 2022 and continued into 2023.

Average interest-bearing liabilities of $4.35 billion in the nine months ended September 30, 2023 were $431.6 million, or 11%, higher than the nine months ended September 30, 2022. The increase was driven by increases in both total borrowings and interest-bearing deposits. Total average borrowings increased to $342.4 million for the nine months ended September 30, 2023, up $182.8 million from the nine months ended September 30, 2022. On average, interest-bearing deposits grew $248.8 million from $3.76 billion for the nine months ended September 30, 2022 to $4.01 billion for the current period, while noninterest-bearing demand deposits (a principal component of net free funds) decreased $60.4 million to $1.04 billion for the nine months ended September 30, 2023. The increase in average deposits was primarily due to growth in brokered, non-public and reciprocal deposits, partially offset by a decrease in public deposits. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate changes resulted in a $59.7 million increase in interest expense during the nine months ended September 30, 2023, primarily due to the rising interest rate environment.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (dollars in thousands). Average balances were derived from daily balances.

	Three months ended September 30,
	2023			2022
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$62,673	$723	4.58%	$42,183	$188	1.77%
Investment securities (1):
Taxable	1,166,649	5,350	1.83	1,275,390	5,599	1.76
Tax-exempt (2)	63,941	447	2.79	93,776	608	2.59
Total investment securities	1,230,590	5,797	1.88	1,369,166	6,207	1.81
Loans:
Commercial business	712,224	13,356	7.44	623,916	7,890	5.02
Commercial mortgage	1,977,978	33,336	6.69	1,514,138	18,976	4.97
Residential real estate loans	621,074	5,864	3.78	577,094	4,903	3.40
Residential real estate lines	75,847	1,444	7.55	76,853	822	4.24
Consumer indirect	989,614	13,662	5.48	1,012,787	11,428	4.48
Other consumer	34,086	611	7.11	14,648	390	10.55
Total loans (4)	4,410,823	68,273	6.15	3,819,436	44,409	4.62
Total interest-earning assets	5,704,086	74,793	5.21	5,230,785	50,804	3.86
Less: Allowance for credit losses	(50,868)			(43,088)
Other noninterest-earning assets	420,435			412,267
Total assets	$6,073,653			$5,599,964
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$766,636	$1,607	0.83%	$854,015	$395	0.18%
Savings and money market	1,749,202	11,048	2.51	1,817,413	2,567	0.56
Time deposits	1,564,035	16,562	4.20	1,031,162	2,913	1.12
Total interest-bearing deposits	4,079,873	29,217	2.84	3,702,590	5,875	0.63
Short-term borrowings	222,871	2,235	3.98	136,610	672	1.95
Long-term borrowings	124,407	1,571	5.05	74,096	1,060	5.72
Total borrowings	347,278	3,806	4.35	210,706	1,732	3.26
Total interest-bearing liabilities	4,427,151	33,023	2.96	3,913,296	7,607	0.77
Noninterest-bearing demand deposits	1,022,423			1,115,759
Other noninterest-bearing liabilities	194,914			133,002
Shareholders’ equity	429,165			437,907
Total liabilities and shareholders’ equity	$6,073,653			$5,599,964
Net interest income (tax-equivalent)		$41,770			$43,197
Interest rate spread			2.25%			3.09%
Net earning assets	$1,276,935			$1,317,489
Net interest margin (tax-equivalent)			2.91%			3.28%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.84%			133.67%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended September 30,
	2023	2022
Commercial business	$(29)	$243
Commercial mortgage	572	692
Residential real estate loans	(414)	(438)
Residential real estate lines	(99)	(94)
Consumer indirect	(997)	(1,127)
Other consumer	8	6
Total	$(959)	$(718)

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2023			2022
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$72,977	$2,526	4.63%	$49,048	$315	0.86%
Investment securities (1):
Taxable	1,190,631	16,402	1.84	1,297,216	16,832	1.73
Tax-exempt (2)	76,201	1,563	2.73	104,324	1,997	2.55
Total investment securities	1,266,832	17,965	1.89	1,401,540	18,829	1.79
Loans:
Commercial business	697,728	37,289	7.15	626,121	20,462	4.37
Commercial mortgage	1,879,077	90,563	6.44	1,458,961	47,533	4.36
Residential real estate loans	603,268	16,557	3.66	578,354	14,544	3.35
Residential real estate lines	76,219	4,118	7.22	77,062	2,172	3.77
Consumer indirect	1,008,311	39,458	5.23	1,009,475	33,725	4.47
Other consumer	23,712	1,437	8.10	14,454	1,142	10.56
Total loans (4)	4,288,315	189,422	5.90	3,764,427	119,578	4.52
Total interest-earning assets	5,628,124	209,913	4.98	5,215,015	138,722	3.55
Less: Allowance for credit losses	(48,922)			(42,067)
Other noninterest-earning assets	411,873			413,363
Total assets	$5,991,075			$5,586,311
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$831,345	$4,642	0.75%	$905,224	$970	0.14%
Savings and money market	1,691,783	25,887	2.05	1,882,342	4,451	0.32
Time deposits	1,484,919	42,036	3.78	971,681	4,525	0.62
Total interest-bearing deposits	4,008,047	72,565	2.42	3,759,247	9,946	0.35
Short-term borrowings	221,392	6,596	3.98	85,585	952	1.49
Long-term borrowings	121,033	4,596	5.06	74,020	3,181	5.73
Total borrowings	342,425	11,192	4.37	159,605	4,133	3.46
Total interest-bearing liabilities	4,350,472	83,757	2.57	3,918,852	14,079	0.48
Noninterest-bearing demand deposits	1,038,798			1,099,234
Other noninterest-bearing liabilities	176,313			113,195
Shareholders’ equity	425,492			455,030
Total liabilities and shareholders’ equity	$5,991,075			$5,586,311
Net interest income (tax-equivalent)		$126,156			$124,643
Interest rate spread			2.41%			3.07%
Net earning assets	$1,277,652			$1,296,163
Net interest margin (tax-equivalent)			2.99%			3.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.37%			133.08%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

(3) Annualized.

MANAGEMENT'S DISCUSSION AND ANALYSIS

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Commercial business	$(33)	$1,947
Commercial mortgage	1,718	1,675
Residential real estate loans	(1,215)	(1,402)
Residential real estate lines	(275)	(248)
Consumer indirect	(3,158)	(3,287)
Other consumer	12	13
Total	$(2,951)	$(1,302)

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

	Three months ended September 30, 2023 vs. 2022			Nine months ended September 30, 2023 vs. 2022
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$125	$410	$535	$222	$1,989	$2,211
Investment securities:
Taxable	(491)	242	(249)	(1,432)	1,002	(430)
Tax-exempt	(206)	45	(161)	(569)	135	(434)
Total investment securities	(697)	287	(410)	(2,001)	1,137	(864)
Loans:
Commercial business	1,239	4,227	5,466	2,567	14,260	16,827
Commercial mortgage	6,756	7,604	14,360	16,149	26,881	43,030
Residential real estate loans	391	570	961	645	1,368	2,013
Residential real estate lines	(11)	633	622	(24)	1,970	1,946
Consumer indirect	(266)	2,500	2,234	(39)	5,772	5,733
Other consumer	381	(160)	221	606	(311)	295
Total loans	8,490	15,374	23,864	19,904	49,940	69,844
Total interest income	7,918	16,071	23,989	18,125	53,066	71,191
Interest expense:
Deposits:
Interest-bearing demand	(44)	1,256	1,212	(85)	3,757	3,672
Savings and money market	(100)	8,581	8,481	(496)	21,932	21,436
Time deposits	2,160	11,489	13,649	3,533	33,978	37,511
Total interest-bearing deposits	2,016	21,326	23,342	2,952	59,667	62,619
Short-term borrowings	767	796	1,563	2,743	2,901	5,644
Long-term borrowings	647	(136)	511	1,821	(406)	1,415
Total borrowings	1,414	660	2,074	4,564	2,495	7,059
Total interest expense	3,430	21,986	25,416	7,516	62,162	69,678
Net interest income	$4,488	$(5,915)	$(1,427)	$10,609	$(9,096)	$1,513

MANAGEMENT'S DISCUSSION AND ANALYSIS

Provision for Credit Losses

The provision for credit losses for the three and nine months ended September 30, 2023 was $966 thousand and $8.4 million, respectively, compared to $4.3 million and $7.2 million for the corresponding periods in 2022. The decrease to the loan loss provision in the third quarter of 2023 reflected a modest decrease in the national unemployment forecast, coupled with sustained low levels of overall net charge-offs, driven in the current quarter by the payoff of one commercial loan that we previously recorded a partial charge-off for, and a decline in the level of unfunded commitments. The increase in the loan loss provision for the nine months ended September 30, 2023 was primarily due to a $2.0 million recovery in connection with the pay-off of a commercial loan that was downgraded to non-performing status with a partial charge-off in the second quarter of 2021 being included in the nine months ended September 30, 2022.

See the “Allowance for Credit Losses – Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service charges on deposits	$1,207	$1,597	$3,457	$4,403
Insurance income	1,678	1,571	5,093	4,902
Card interchange income	2,094	2,076	6,140	6,131
Investment advisory	2,544	2,722	8,286	8,669
Company owned life insurance	1,027	2,965	2,974	4,667
Investments in limited partnerships	391	65	1,111	1,102
Loan servicing	135	139	395	383
Income from derivative instruments, net	219	99	1,418	1,263
Net gain on sale of loans held for sale	115	308	349	1,045
Net loss on investment securities	—	—	—	(15)
Net (loss) gain on other assets	(1)	(22)	31	(15)
Net loss on tax credit investments	(333)	(385)	(45)	(704)
Other	1,410	1,517	3,667	3,503
Total noninterest income	$10,486	$12,652	$32,876	$35,334

Service charges on deposits decreased $390 thousand, or 24%, to $1.2 million for the third quarter of 2023 compared to $1.6 million for the third quarter of 2022. For the first nine months of 2023, service charges on deposits decreased $946 thousand, or 21%, to $3.5 million compared to $4.4 million for the first nine months of 2022. The decrease for both periods was primarily driven by a reduction in nonsufficient funds fees as a result of January 2023 changes in our consumer overdraft program that align with trends in community banking.

Income from company owned life insurance decreased $1.9 million, or 65%, to $1.0 million for the third quarter of 2023 compared to $3.0 million for the third quarter of 2022. For the first nine months of 2023, income from company owned life insurance decreased $1.7 million, or 36% to $3.0 million compared to $4.7 million for the first nine months of 2022. Included in the third quarter of 2022 was a $2.0 million enhancement from the surrender and redeployment of $25.5 million in cash surrender value of company owned life insurance.

Investments in limited partnerships income increased $326 thousand to $391 thousand for the third quarter of 2023 compared to $65 thousand for the third quarter of 2022. Investments in limited partnerships income for the first nine months of 2023 of $1.1 million was relatively flat compared to the first nine months of 2022. The Company has made several investments in limited partnerships, primarily small business investment companies, and accounts for these investments under the equity method. Income from these investments fluctuates based on the maturity and performance of the underlying investments.

Net gain on sale of loans held for sale was $115 thousand for the third quarter of 2023 compared to $308 thousand for the third quarter of 2022. For the first nine months of 2023, net gain on sale of loans held for sale was $349 thousand compared to $1.0 million for the first nine months of 2022. Included in the first nine months of 2022 was a gain of $586 thousand related to the sale of a $31.2 million portfolio of indirect loans in the second quarter of 2022.

Net loss on tax credit investments was $333 thousand for the third quarter of 2023, compared to $385 thousand for the third quarter of 2022. For the first nine months of 2023, net loss on tax credit investments was $45 thousand compared to $704 thousand for the first nine months of 2022. The net losses include amortization of tax credit investments, partially offset by New York investment tax credits that are refundable and recorded in noninterest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Salaries and employee benefits	$18,160	$17,950	$54,047	$51,532
Occupancy and equipment	3,791	3,793	11,059	11,564
Professional services	1,076	1,247	3,844	4,172
Computer and data processing	5,107	4,407	14,548	12,959
Supplies and postage	455	440	1,418	1,450
FDIC assessments	1,232	651	3,586	1,785
Advertising and promotions	744	651	1,556	1,437
Amortization of intangibles	225	244	689	747
Restructuring charges	(55)	—	(74)	1,269
Other	4,000	3,444	11,505	8,934
Total noninterest expense	$34,735	$32,827	$102,178	$95,849

Salaries and employee benefits expense increased $210 thousand, or 1%, to $18.2 million for the third quarter of 2023 compared to $18.0 million for the third quarter of 2022. For the first nine months of 2023, salaries and employee benefits expense increased $2.5 million, or 5%, to $54.0 million compared to $51.5 million for the first nine months of 2022. The increase in the first nine months of 2023 was primarily the result of investments in personnel and wage pressures driven by the current labor market, along with an increase in health insurance benefit expense due to higher medical claims.

Computer and data processing expense increased $700 thousand, or 16%, to $5.1 million for the third quarter of 2023 compared to $4.4 million for the third quarter of 2022. For the first nine months of 2023, computer and data processing expense increased $1.6 million, or 12%, to $14.5 million compared to $13.0 million for the first nine months of 2022. The increase for the 2023 periods was a result of our strategic investments in data efficiency and marketing technology.

FDIC assessments expense increased $581 thousand, or 89%, to $1.2 million for the third quarter of 2023 compared to $651 thousand for the third quarter of 2022. For the first nine months of 2023, FDIC assessments expense increased $1.8 million to $3.6 million compared to $1.8 million for the first nine months of 2022. The increases were due in part to the impact of an increase in base deposit insurance assessment rate schedules by two basis points, coupled with balance sheet growth.

Restructuring charges of $1.3 million for the first nine months of 2022 includes charges recognized in the second quarter of 2022 in connection with the write-down of real estate assets to fair market value based upon existing purchase offers and current market conditions for five locations that were closed in the second half of 2020.

Other expense increased $556 thousand, or 16%, to $4.0 million for the third quarter of 2023 compared to $3.4 million for the third quarter of 2022. For the first nine months of 2023, other expense increased $2.6 million, or 29%, to $11.5 million compared to $8.9 million for the first nine months of 2022. The increase for the 2023 periods was due to a combination of factors, including interest charges related to collateral held for derivative transactions, the timing of deposit account-related fraud charge-offs, higher insurance costs and the impact of inflationary pressures.

Our efficiency ratio for the third quarter of 2023 and the first nine months of 2023 was 66.47% and 64.25%, respectively, compared with 58.78% and 59.91% for the third quarter of 2022 and first nine months of 2022, respectively. The higher efficiency ratio for both periods in 2023 was primarily the result of an increase in noninterest expense in 2023 as described above. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the three and nine months ended September 30, 2023, we recorded income tax expense of $2.4 million and $7.6 million, respectively, versus $4.7 million and $12.0 million for the same periods in the prior year. In the third quarter of 2023, we recognized federal and state tax benefits related to tax credit investments placed in service and/or amortized during the period resulting in a reduction in income tax expense of $731 thousand, versus $511 thousand for the same period in the prior year. The nine months ended September 30, 2023 and 2022 also included related benefits of $2.1 million and $1.6 million, respectively. Contributing to the third quarter 2022 income tax expense were approximately $1.5 million of incremental taxes associated with the previously mentioned company owned life insurance surrender and redeploy strategy, which was offset by a $2.0 million enhancement recorded as noninterest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our effective tax rates for the three and nine months ended September 30, 2023 were 14.8% and 15.9%, respectively, versus 25.4% and 21.3%, respectively, for the same periods in the prior year. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2023 and 2022 reflects the New York State tax benefit generated by our real estate investment trust.

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$24,535	$20,909	$24,535	$21,115
Mortgage-backed securities:
Agency mortgage-backed securities	1,036,646	832,981	1,102,522	932,919
Non-Agency mortgage-backed securities	—	325	—	337
Total available for sale securities	1,061,181	854,215	1,127,057	954,371
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	16,476	15,381	16,363	15,515
State and political subdivisions	72,666	64,312	97,583	90,435
Mortgage-backed securities	65,066	56,847	75,034	68,238
Total held to maturity securities	154,208	136,540	188,980	174,188
Allowance for credit losses – securities	(4)		(5)
Total held to maturity securities, net	154,204		188,975
Total investment securities	$1,215,385	$990,755	$1,316,032	$1,128,559

Our available for sale (“AFS”) investment securities portfolio decreased $65.9 million from December 31, 2022 to September 30, 2023. The AFS portfolio had a net unrealized loss of $207.0 million at September 30, 2023 and $172.7 million at December 31, 2022, respectively. The decline in the portfolio balance was primarily the result of the use of portfolio cash flow to fund loan originations.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of September 30, 2023. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	0.00%	$15,000	1.70%	$9,535	1.90%	$—	—	$24,535	1.78%
Mortgage-backed securities	2,767	2.21	77,910	2.24	128,367	2.03	827,602	1.70	1,036,646	1.78
	2,767	2.21	92,910	2.15	137,902	2.02	827,602	1.70	1,061,181	1.78
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	0.00%	$10,000	0.00%	$6,476	3.52%	$—	0.00%	$16,476	3.20%
State and political subdivisions	26,552	2.15	19,542	1.98	5,004	1.62	21,568	2.45	72,666	2.15
Mortgage-backed securities	—	—	5,187	2.46	19,233	2.27	40,646	2.87	65,066	2.66
	26,552	2.15	34,729	2.08	30,713	2.43	62,214	2.73	154,208	2.48
Total investment securities	$29,319	2.15%	$127,639	2.20%	$168,615	2.10%	$889,816	1.77%	$1,215,389	1.87%

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three and nine months ended September 30, 2023 and 2022, no allowance for credit losses was recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

MANAGEMENT'S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table summarizes the composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, as of the dates indicated (dollars in thousands).

	Loan Portfolio Composition
	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Commercial business	$711,538	16.1%	$664,249	16.4%
Commercial mortgage	1,985,279	44.8	1,679,840	41.5
Total commercial	2,696,817	60.9	2,344,089	57.9
Residential real estate loans	635,209	14.3	589,960	14.5
Residential real estate lines	76,722	1.7	77,670	1.9
Consumer indirect	982,137	22.2	1,023,620	25.3
Other consumer	40,281	0.9	15,110	0.4
Total consumer	1,734,349	39.1	1,706,360	42.1
Total loans	4,431,166	100.0%	4,050,449	100.0%
Less: Allowance for credit losses – loans	49,630		45,413
Total loans, net	$4,381,536		$4,005,036

Total loans increased $380.7 million to $4.43 billion at September 30, 2023 from $4.05 billion at December 31, 2022. The increase in loans was primarily attributable to our organic growth initiatives.

Total commercial loans increased $352.7 million during the nine months ended September 30, 2023 and represented 60.9% of total loans as of September 30, 2023. The increase was primarily a result of our continued commercial business development efforts.

Total consumer loans increased $28.0 million to $1.73 billion and represented 39.1% of total loans as of September 30, 2023. During the first nine months of 2023, we originated $238.2 million in indirect automobile loans with a mix of approximately 27% new automobile and 73% used automobile loans. During the first nine months of 2022, we originated $383.9 million in indirect automobile loans with a mix of approximately 28% new automobile and 72% used automobile loans. Origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $1.9 million and $550 thousand as of September 30, 2023 and December 31, 2022, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $270.1 million and $275.3 million as of September 30, 2023 and December 31, 2022, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Credit Losses – Loans

The following table summarizes the activity in the allowance for credit losses – loans for the periods indicated (dollars in thousands).

	Credit Loss – Loans Analysis
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Allowance for credit losses – loans, beginning of period	$49,836	$42,452	$45,413	$39,676
Net charge-offs (recoveries):
Commercial business	32	(96)	(59)	(43)
Commercial mortgage	(972)	(1)	(958)	(2,020)
Residential real estate loans	(4)	(4)	67	37
Residential real estate lines	—	35	41	18
Consumer indirect	2,283	1,890	4,421	3,087
Other consumer	259	329	811	821
Total net charge-offs (recoveries)	1,598	2,153	4,323	1,900
Provision for credit losses – loans	1,392	3,807	8,540	6,330
Allowance for credit losses – loans, end of period	$49,630	$44,106	$49,630	$44,106

Net loan charge-offs (recoveries) to average loans:
Commercial business	0.02%	-0.06%	-0.01%	-0.01%
Commercial mortgage	-0.19%	—	-0.07%	-0.19%
Residential real estate loans	0.00%	—	0.01%	0.01%
Residential real estate lines	0.00%	0.18%	0.07%	0.03%
Consumer indirect	0.92%	0.74%	0.59%	0.41%
Other consumer	3.00%	8.90%	4.57%	7.59%
Total loans	0.14%	0.22%	0.13%	0.07%

Allowance for credit losses – loans to total loans	1.12%	1.14%	1.12%	1.14%
Allowance for credit losses – loans to nonaccrual loans	522%	584%	522%	584%
Allowance for credit losses – loans to non-performing loans	521%	517%	521%	517%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net charge-offs of $1.6 million in the third quarter of 2023 represented 0.14% of average loans on an annualized basis compared to net charge-offs of $2.2 million, or 0.22% of average loans for the third quarter of 2022. For the nine months ended September 30, 2023, net charge-offs of $4.3 million represented 0.13% of average loans, compared to net charge-offs of $1.9 million, or 0.07% of average loans for the same period in 2022. Net charge-offs for the nine months ended September 30, 2022 included a $2.0 million recovery in connection with the pay-off of a commercial loan that was downgraded to non-performing status with a partial charge-off in the fourth quarter of 2021. The allowance for credit losses – loans was $49.6 million at September 30, 2023, compared with $44.1 million at September 30, 2022. The ratio of the allowance for credit losses – loans to total loans was 1.12% at September 30, 2023 and 1.14% at September 30, 2022. The ratio of allowance for credit losses – loans to non-performing loans was 521% at September 30, 2023, compared with 517% at September 30, 2022.

The following table sets forth the allocation of the allowance for credit losses – loans by loan category as of the dates indicated (dollars in thousands). The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	Allowance for Credit Losses – Loans by Loan Category
	September 30, 2023		December 31, 2022
		Percentage		Percentage
	Credit	of loans by	Credit	of loans by
	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans
Commercial business	$12,786	16.1%	$12,585	16.4%
Commercial mortgage	16,277	44.8	14,412	41.5
Residential real estate loans	3,859	14.3	3,301	14.5
Residential real estate lines	537	1.7	608	1.9
Consumer indirect	14,606	22.2	14,238	25.3
Other consumer	1,565	0.9	269	0.4
Total	$49,630	100.0%	$45,413	100.0%
Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (dollars in thousands).

	Non-Performing Assets
	September 30, 2023	December 31, 2022
Nonaccrual loans:
Commercial business	$254	$340
Commercial mortgage	686	2,564
Residential real estate loans	4,992	4,071
Residential real estate lines	201	142
Consumer indirect	3,382	3,079
Other consumer	—	1
Total nonaccrual loans	9,515	10,197
Accruing loans 90 days or more delinquent	6	1
Total non-performing loans	9,521	10,198
Foreclosed assets	162	19
Total non-performing assets	$9,683	$10,217

Nonaccrual loans to total loans	0.21%	0.25%
Non-performing loans to total loans	0.21%	0.25%
Non-performing assets to total assets	0.16%	0.18%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at September 30, 2023 were $9.7 million, a decrease of $534 thousand from the $10.2 million balance at December 31, 2022. The primary component of non-performing assets is non-performing loans, which were $9.5 million or 0.21% of total loans at September 30, 2023, down from $10.2 million or 0.25% of total loans at December 31, 2022 primarily due to a decline in non-accruing commercial mortgage loans as a result of pay-downs or payments received and applied to principal for the non-performing loans.

Approximately $2.0 million, or 21%, of the $9.5 million in non-performing loans as of September 30, 2023 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $162 thousand and $19 thousand of properties representing foreclosed asset holdings at September 30, 2023 and December 31, 2022, respectively.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $38.3 million and $25.5 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2023 and December 31, 2022, respectively.

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at September 30, 2023. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts as reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$170,350	$279,571	$18,200	$243,417	$711,538
Commercial mortgage	574,338	1,086,830	322,715	1,396	1,985,279
Residential real estate loans	77,533	217,472	289,130	51,074	635,209
Residential real estate lines	1,435	6,610	27,268	41,409	76,722
Consumer indirect (1)	330,814	651,323	—	—	982,137
Other consumer	9,863	19,952	10,346	120	40,281
Total loans	$1,164,333	$2,261,758	$667,659	$337,416	$4,431,166

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$99,244	$10,216	$15,112	$124,572
Commercial mortgage		498,282	156,308	243	654,833
Residential real estate loans		168,146	250,988	46,257	465,391
Residential real estate lines		11	37	—	48
Consumer indirect (1)		651,323	—	—	651,323
Other consumer		19,952	10,346	120	30,418
With a floating or adjustable rate
Commercial business		180,327	7,984	228,305	416,616
Commercial mortgage		588,548	166,407	1,153	756,108
Residential real estate loans		49,326	38,142	4,817	92,285
Residential real estate lines		6,599	27,231	41,409	75,239
Consumer indirect (1)		—	—	—	—
Other consumer		—	—	—	—
Total loans maturing after one year		$2,261,758	$667,659	$337,416	$3,266,833

_________

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,035,350	19.5%	$1,139,214	23.1%
Interest-bearing demand	827,842	15.6%	863,822	17.5%
Savings and money market	1,943,794	36.5%	1,643,516	33.4%
Time deposits	1,508,987	28.4%	1,282,872	26.0%
Total deposits	$5,315,973	100.0%	$4,929,424	100.0%

As of September 30, 2023 and December 31, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $1.82 billion and $1.76 billion, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $258.3 million and $258.7 million at September 30, 2023 and December 31, 2022, respectively. The maturities of our uninsured time deposits at September 30, 2023 were as follows: $112.7 million in three months or less; $39.5 million between three months and six months; $65.7 million between six months and one year; and $40.4 million over one year. Approximately $1.09 billion and $1.05 billion of uninsured deposits were collateralized by government-backed securities as of September 30, 2023 and December 31, 2022, respectively.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2023, total deposits were $5.32 billion, representing an increase of $386.5 million from December 31, 2022. The increase was primarily due to growth in reciprocal, brokered, and non-public deposits. Time deposits were approximately 28% and 26% of total deposits at September 30, 2023 and December 31, 2022, respectively.

Non-public deposits, the largest component of our funding sources, totaled $2.99 billion and $2.77 billion at September 30, 2023 and December 31, 2022, respectively, and represented 56% of total deposits as of each date. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market area. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquidity to accommodate the seasonality associated with public deposits. Total public deposits were $1.09 billion and $1.12 billion at September 30, 2023 and December 31, 2022, respectively, and represented 20% and 23% of total deposits as of each date, respectively. The decrease in public deposits as of September 30, 2023 in comparison to December 31, 2022 was due largely due to a shift in customer demand.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Prior to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted on May 14, 2018, all reciprocal deposits were considered brokered deposits for regulatory reporting purposes. With the enactment of EGRRCPA, reciprocal deposits, subject to certain restrictions, are no longer required to be reported as brokered deposits. Reciprocal deposits totaled $846.6 million at September 30, 2023, compared to $696.1 million at December 31, 2022, as this product has been an attractive option for customers with more than $250 thousand on deposit desiring FDIC insurance. Reciprocal deposits represented 16% and 14% of total deposits as of each date, respectively.

Brokered deposits totaled $392.7 million and $347.2 million at September 30, 2023 and December 31, 2022, respectively, and represented 7% of total deposits as of each date.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022
Short-term borrowings – FHLB	$55,000	$205,000
Short-term borrowings – FRB	15,000	-
Total short-term borrowings	70,000	205,000

Long-term borrowings – FHLB	50,000	-
Long-term borrowings – Subordinated notes, net	74,454	74,222
Total long-term borrowings	124,454	74,222
Total borrowings	$194,454	$279,222

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at September 30, 2023 and December 31, 2022 consisted of $70.0 million and $205.0 million, respectively. In the second quarter of 2023, we borrowed $15.0 million under the Federal Reserve Bank (“FRB”) Bank Term funding program at a rate of 4.8%, which matures on May 8, 2024. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. As of September 30, 2023, $50.0 million of the short-term borrowings balance is designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%, $30.0 million is designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%, and $25.0 million is designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $446.1 million of immediate credit capacity with the FHLB as of September 30, 2023. We had approximately $579.5 million in secured borrowing capacity at the FRB discount window, none of which was outstanding at September 30, 2023. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had $165.0 million of credit available under unsecured federal funds purchased lines with various banks as of September 30, 2023, with no amounts outstanding. Additionally, we had approximately $200.2 million of unencumbered liquid securities available for pledging at September 30, 2023.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At September 30, 2023, no amounts have been drawn on the line of credit.

Long-term Borrowings

As of September 30, 2023 we had a long-term advance payable to FHLB of $50.0 million. The advance matures on January 20, 2026 and bears interest at a fixed rate of 4.05%. FHLB advances are collateralized by securities from our investment portfolio and certain qualifying loans.

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

On April 15, 2015, we issued $40.0 million of subordinated notes (the “2015 Notes”) in a registered public offering. The 2015 Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month CME Term SOFR plus 4.20561%. The 2015 Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The 2015 Notes qualify as Tier 2 capital for regulatory purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy. Management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of September 30, 2023, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB, the FRB Discount Window and newly-established Bank Term Funding Program, and brokered deposit relationships. The primary source of our non-deposit short-term borrowings is FHLB advances, of which $55.0 million we had outstanding at September 30, 2023. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $1.19 billion as of September 30, 2023 from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2023. The line of credit has a one-year term and matures in May 2024. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $192.1 million as of September 30, 2023, up $61.6 million from $130.5 million as of December 31, 2022. Net cash provided by operating activities totaled $58.6 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $283.1 million, which primarily included outflows of $385.0 million for net loan originations, partially offset by $103.4 million net cash provided from investment securities. Net cash provided by financing activities of $286.2 million was primarily attributed to a $386.5 million net increase in deposits, and a $50.0 million net increase in long-term borrowings, partially offset by a $135.0 million net decrease in short-term borrowings, and $14.8 million in dividend payments.

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

Shareholders’ equity was $408.7 million at September 30, 2023, an increase of $3.1 million from $405.6 million at December 31, 2022. Net income for the nine months ended September 30, 2023 increased shareholders’ equity by $40.5 million, offset by common and preferred stock dividends declared of $14.9 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $23.9 million during the nine months ended September 30, 2023 due primarily to a decrease in net unrealized losses on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. As of September 30, 2023, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands):

	September 30,	December 31,
	2023	2022
Common shareholders’ equity	$395,693	$394,716
Less: Goodwill and other intangible assets	69,887	70,643
Net unrealized loss on investment securities (1)	(153,937)	(128,440)
Hedging derivative instruments	5,861	4,735
Net periodic pension and postretirement benefits plan adjustments	(13,157)	(13,588)
Other	(156)	(194)
Common Equity Tier 1 (“CET1”) Capital	487,195	461,560
Plus: Preferred stock	17,292	17,292
Less: Other	—	—
Tier 1 Capital	504,487	478,852
Plus: Qualifying allowance for credit losses	47,867	40,895
Subordinated Notes	74,454	74,222
Total regulatory capital	$626,808	$593,969
Adjusted average total assets (for leverage capital purposes)	$6,151,525	$5,748,203
Total risk-weighted assets	$5,264,147	$4,896,451

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.20%	8.33%
CET1 Capital (CET1 capital to total risk-weighted assets)	9.26%	9.42%
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	9.58%	9.78%
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	11.91%	12.13%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of September 30, 2023 and December 31, 2022 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (dollars in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Tier 1 leverage:
Company	$504,487	8.20%	$246,061	4.00%	$307,576	5.00%
Bank	551,881	8.99	245,496	4.00	306,870	5.00
CET1 capital:
Company	487,195	9.26	368,490	7.00	342,170	6.50
Bank	551,881	10.52	367,285	7.00	341,051	6.50
Tier 1 capital:
Company	504,487	9.58	447,452	8.50	421,132	8.00
Bank	551,881	10.52	445,989	8.50	419,755	8.00
Total capital:
Company	626,808	11.91	552,735	10.50	526,415	10.00
Bank	599,748	11.43	550,928	10.50	524,963	10.00
December 31, 2022
Tier 1 leverage:
Company	$478,852	8.33%	$229,928	4.00%	$287,410	5.00%
Bank	525,997	9.17	229,434	4.00	286,793	5.00
CET1 capital:
Company	461,560	9.42	342,852	7.00	318,363	6.50
Bank	525,997	10.77	341,944	7.00	317,520	6.50
Tier 1 capital:
Company	478,852	9.78	416,321	8.50	391,831	8.00
Bank	525,997	10.77	415,218	8.50	390,794	8.00
Total capital:
Company	593,969	12.13	514,278	10.50	489,789	10.00
Bank	566,891	11.60	512,917	10.50	488,492	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2022 to September 30, 2023. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending September 30, 2024 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(4,149)	$2,640	$5,288	$7,927
% Change	-2.35%	1.50%	3.00%	4.49%

In the rising rate scenarios, the static model results indicate that net interest income is modeled to increase compared to the flat rate scenario over a one-year timeframe. This is a combination of an increase across the entire deposit portfolio, which has decreased wholesale borrowings and the higher cost associated with the borrowings. This simulation does not consider balance sheet growth or a change in the balance sheet mix. As intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income should improve over longer-term timeframes. Model results in the declining rate scenario show a decreasing in net interest income due to a combination of increases in the yield curve, as well as increases in higher yield public and nonpublic deposits, that will reprice downward slower due to market deposit competition.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2023 and December 31, 2022 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2023 and December 31, 2022. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	September 30, 2023			December 31, 2022
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$729,821			$848,308
- 100 Basis Points	723,181	$(6,640)	-0.91%	851,921	$3,613	0.43%
+100 Basis Points	728,694	(1,127)	-0.15	838,462	(9,846)	-1.16
+ 200 Basis Points	729,556	(265)	-0.04	832,558	(15,750)	-1.86
+ 300 Basis Points	729,774	(47)	-0.01	825,826	(22,482)	-2.65

The decrease in the Pre-Shock Scenario EVE at September 30, 2023 compared to December 31, 2022 is the result of a deposit mix shift from non-maturity to time-deposits and non-interest bearing deposits to interest bearing deposits, while rising rates have muted asset valuation, specifically on fixed assets. The sensitivity in the -100-basis point Rate Shock Scenario to EVE shifted negative at September 30, 2023 compared to December 31, 2022. This is a result of a concentrated effort to grow the deposit portfolio to decrease wholesale borrowings. As a result, the shift in mix of deposits previously noted have become less valuable when rates shock downward, most notably from money market accounts and time deposits, in comparison to December 31, 2022.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 7, 2022, the Superior Court of Pennsylvania granted our December 20, 2021 Request for an Interlocutory Appeal of the denial of our motion to dismiss the claims brought by New York borrowers for lack of subject matter jurisdiction and lack of standing. Oral argument on the appeal was conducted on August 30, 2023 and the case continues to be stayed until the appeal is decided by the Superior Court.

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

ITEM 1A. Risk Factors

During the quarter ended September 30, 2023, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by our quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, each as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In June 2022, the Company’s Board of Directors authorized a share repurchase program for up to 766,447 shares of common stock. The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the third quarter of 2023 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 – July 31, 2023	—	$—	—	766,447
August 1, 2023 – August 31, 2023	—	—	—	766,447
September 1, 2023 – September 30, 2023	—	—	—	766,447
Total	—	$—	—	766,447

ITEM 5. Other Information

During the third quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, November 6, 2023
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	, November 6, 2023
W. Jack Plants II
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sonia M. Dumbleton	, November 6, 2023
Sonia M. Dumbleton
Senior Vice President and Controller
(Principal Accounting Officer)