Form 10-K
period 2023-12-31
FINANCIAL INSTITUTIONS INC
filed 2024-03-13
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2023 closing price reported by Nasdaq, was approximately $235,968,000.

As of February 28, 2024, there were outstanding, exclusive of treasury shares, 15,408,580 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

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
•
We are subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations;
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
•
We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties;
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

ITEM 1. BUSINESS

GENERAL

The Parent is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”). The principal office of the Parent is located at 220 Liberty Street, Warsaw, New York 14569 and its telephone number is (585) 786-1100. The Parent was incorporated on September 15, 1931, but the continuity of the Company’s banking business is traced to the organization of the National Bank of Geneva on March 28, 1817. Except as the context otherwise requires, the Parent and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.” The Parent’s common stock is traded on the Nasdaq Global Select Market under the ticker symbol “FISI.” Five Star Bank is referred to as “FSB” or “the Bank,” SDN Insurance Agency, LLC is referred to as “SDN,” and Courier Capital, LLC is referred to as “Courier Capital.” The consolidated financial statements include the accounts of the Parent, the Bank, SDN and Courier Capital.

At December 31, 2023, the Company had consolidated total assets of $6.16 billion, deposits of $5.21 billion and shareholders’ equity of $454.8 million.

The Parent’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Parent’s three direct wholly-owned subsidiaries are: (1) the Bank, which provides a full range of banking services to consumer, commercial and municipal customers in Western and Central New York, commercial loans in the Mid-Atlantic and Central New York regions, and Banking-as-a-Service (“BaaS”) capabilities to non-bank service providers and other financial technology firms (“FinTechs”); (2) SDN, which sells various premium-based insurance policies on a commission basis to commercial and consumer customers; and (3) Courier Capital, which provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. At December 31, 2023, the Bank represented 99.3%, SDN represented 0.3%, and Courier Capital represented 0.3%, respectively, of the consolidated assets of the Company.

Five Star Bank

The Bank is a New York-chartered bank that has its headquarters at 55 North Main Street, Warsaw, NY, a total of 48 full-service banking offices in the New York State counties of Allegany, Cattaraugus, Cayuga, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates, and commercial loan production offices in Baltimore, Maryland and Syracuse, New York serving the Mid-Atlantic and Central New York regions, respectively.

At December 31, 2023, the Bank had total assets of $6.12 billion, investment securities of $1.04 billion, net loans of $4.41 billion, deposits of $5.23 billion and shareholders’ equity of $485.0 million. The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans.

SDN Insurance Agency, LLC

SDN is a full-service insurance agency founded in 1923 and headquartered in Amherst, NY. SDN offers personal, commercial and financial services products. For the year ended December 31, 2023, SDN had total revenue of $6.7 million.

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

Courier Capital, LLC

Courier Capital is an SEC-registered investment advisory and wealth management firm founded in 1967 and headquartered in Western New York, with offices in Buffalo, Rochester and Jamestown, New York, and Pittsburgh, Pennsylvania. With $2.88 billion in assets under management as of December 31, 2023, Courier Capital offers customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses and institutions. For the year ended December 31, 2023, Courier Capital had total revenue of $10.1 million.

On May 1, 2023, the Company completed the merger of its wholly-owned SEC-registered investments advisory firms, in which HNP Capital, LLC merged with and into Courier Capital.

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

A key aspect of our current business strategy is to foster a community–oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. We believe that we are well-positioned to be a strong competitor within our market area because of our focus on community banking needs and customer service, our comprehensive suite of deposit, loan, insurance and wealth management products and services typically found at larger banks, our highly experienced management team and our strategically located banking centers.

We prioritize customer acquisition through cost-effective, high-demand digital, virtual and physical channels, while maintaining a community bank distinctiveness relative to larger banks and digital-only neobanks. We leverage the retail branch network and customer contact center to build trust and credibility, provide personal financial education and advice, offer convenience, and bridge digital and physical channels. Our enhanced digital capabilities complement a continued focus on a consistent customer experience and engagement across physical and virtual channels, including using branches to create deeper engagement and relationships with customers, balancing customer engagement with efficiency opportunities (e.g., framing outreach to the customer contact center to teach customers how to use digital channels, in addition to addressing the reason for the call), and maintaining and expanding our customer reach digitally, physically or virtually. By employing digital channels across our current products and services, we deepen existing relationships and enter new geographies or market segments that would otherwise be prohibitively expensive targets using traditional approaches. Deepening our existing digital capabilities allows us to capitalize on a shift in customer preferences away from physical branches, while launching opportunities with non-bank entities through BaaS.

We have evolved to meet changing customer needs by offering complementary physical, digital and virtual channels. We focus on technology to provide solutions that fit our customer preferences for transacting business with us. Branches are staffed by certified personal bankers who are trained to meet a broad array of customer needs. Our digital banking capabilities, interactive teller machine (“ITM”) functionality and Customer Contact Center provide additional self-serve and phone options through which customer needs are met effectively.

Our BaaS business offers banking capabilities to non-bank financial service providers and other FinTechs, allowing them to provide banking services to their end users. With the help of the Bank’s partners, we can offer banking services and products beyond our traditional footprint, creating new fee-based revenue opportunities through service, interchange and other fees, coupled with cost effective deposit gathering opportunities. We are primarily focused on five key BaaS client types where we see strong opportunity: business-to-business, where we help FinTechs innovate solutions while creating new market opportunities and efficiencies; affinity groups, where we help empower traditionally under-banked communities with expanded financial services access; sustainable finance, where we meet customer-led environmental demands by partnering with early movers in the green banking space; cannabis-related businesses, where we can tap into the multi-billion dollar cannabis market by leveraging regulatory and risk experience for sustained operations; and wealth management, which enables wealth managers to meet accelerating client demand for banking services.

We will continue to explore market expansion opportunities that complement current market areas as opportunities arise. Our primary focus will be on increasing the Bank’s market share within existing markets, while taking advantage of potential growth opportunities within our non-interest income lines of business by acquiring businesses that can be incorporated into existing operations. We believe our capital position remains strong enough to support an active merger and acquisition strategy and the expansion of our core financial service businesses. Consequently, we continue to explore acquisition opportunities in these activities. When evaluating acquisition opportunities, we will balance the potential for earnings accretion with maintaining adequate capital levels, which could result in our common stock being the predominant form of consideration and/or the need for us to raise capital.

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

Employee Profile

As of December 31, 2023, we had 624 employees situated across the United States (the “U.S.”). This represents a decrease of 48 employees, or 7%, from December 31, 2022.

As of December 31, 2023, approximately 64% of our current workforce is female, 36% male, and our average tenure is 6.83 years, an increase of 19% from an average tenure of 5.74 years as of December 31, 2022.

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

We conduct intentional, strategic hiring to supplement the organization with new skill sets and perspectives. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and, additionally, we incent employee referrals for open positions.

Our performance management framework positions our leaders as coaches who continuously develop and grow talent through ongoing performance and development discussions, formal talent and development assessments, goal setting and feedback and performance-based compensation programs.

Diversity and Inclusion

We strive toward having a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. To accomplish this, we established a Diversity, Equity and Inclusion Council (formerly the Diversity & Inclusion Advisory Council) in 2020 that is currently made up of 15 employee representatives throughout our operating footprint. The Council meets regularly to provide feedback and ideas that guide our Diversity, Equity and Inclusion (“DEI”) strategy. We established a series of DEI-focused training to raise awareness of unconscious bias and equip leaders to build inclusive team experiences. We continue our commitment to equal employment opportunity through a comprehensive action plan which includes annual compensation analyses and ongoing reviews of our selection and hiring practices alongside a continued focus on building and maintaining a diverse workforce.

MARKET AREAS AND COMPETITION

We provide a wide range of banking and financial services to individuals, municipalities and businesses through a network of more than 48 offices and an extensive ATM network throughout Western and Central New York. The region includes the counties of Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Schuyler, Seneca, Steuben, Wayne, Wyoming and Yates. Our banking activities, though concentrated in the communities where we maintain branches, also extend into neighboring counties. During 2023, our consumer indirect lending presence included the Capital District of New York and Northern and Central Pennsylvania, and we have commercial loan production offices in Baltimore, Maryland and Syracuse, New York, serving the Mid-Atlantic and Central New York regions, respectively. Effective January 1, 2024, we exited the Pennsylvania automobile market in order to align our focus more fully around our core Upstate New York market.

Our market area is economically diversified in that we serve both rural markets and the larger markets in and around Rochester and Buffalo, New York. Rochester and Buffalo are the two largest metropolitan areas in New York outside of New York City, with a combined population of over two million people. We anticipate continuing to increase our presence in and around these metropolitan statistical areas and complementary market areas in the coming years.

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

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2023, in each county where we have operations in New York. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global Market Intelligence, which compiles deposit data published by the FDIC as of June 30, 2023 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

County	Market Share	Market Rank	Number of Branches (1)
Allegany	10.19%	2	1
Cattaraugus	23.61%	2	4
Cayuga	11.49%	4	1
Chemung	13.42%	3	2
Erie	0.43%	10	6
Genesee	21.44%	2	2
Livingston	36.91%	1	5
Monroe	1.94%	8	8
Ontario	10.82%	4	4
Orleans	24.04%	2	2
Seneca	25.72%	1	2
Steuben	36.25%	2	5
Wyoming	71.38%	1	4
Yates	29.58%	2	2
(1)
Number of branches current as of December 31, 2023.

In addition, we are pursuing revenue diversification through BaaS and digital banking as new standalone lines of business. We compete with other banks and FinTech companies in these lines of business on a national level.

INVESTMENT ACTIVITIES

Our investment policy is contained within our overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, we consider the ability of an investment to provide earnings consistent with factors related to quality, maturity, marketability, pledgeability and risk diversification. Our Chief Financial Officer and Treasurer, guided by our Asset–Liability Committee (“ALCO”), is responsible for investment portfolio decisions within the established policies.

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
•
Pricing of credit products are risk-based;
•
The loan portfolio must be diversified to limit the potential impact of negative events; and
•
Careful, timely exposure monitoring through dynamic use of our risk rating system is required to provide early warning and assure proactive management of potential problems.

Commercial Lending

We primarily originate commercial business loans in our market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short- and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, where possible, a first position collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2023, our commercial business loan portfolio totaled $735.7 million, or 16% of our total loan portfolio. As of December 31, 2023, $171.7 million, or 23%, of our aggregate commercial business loan portfolio were at fixed interest rates, while $564.0 million, or 77%, were at variable interest rates.

We also offer commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. The majority of our commercial mortgage loans are secured by first liens on the real estate and are typically amortized over a 10- to 20-year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2023, our commercial mortgage loan portfolio totaled $2.01 billion, or 44.9% of our total loan portfolio. As of December 31, 2023, $914.1 million, or 46%, of the loans in our aggregate commercial mortgage portfolio were at fixed interest rates, while $1.09 billion, or 54%, were at variable interest rates.

Commercial loans include both owner-occupied and non-owner occupied commercial real estate loans.

We utilize government loan guarantee programs when available and appropriate.

Government Guarantee Programs

We participate in government loan guarantee programs offered by the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2023, we had loans with an aggregate principal balance of $25.0 million that were covered by guarantees under these programs. The guarantees typically cover only a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while reducing credit risk.

Residential Real Estate Lending

We originate fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, including home improvement loans, closed-end home equity loans, and home equity lines of credit, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. As of December 31, 2023, our residential real estate loan portfolio totaled $649.8 million, or 15% of our total loan portfolio. As of December 31, 2023, our residential real estate lines portfolio totaled $77.4 million, or 2% of our total loan portfolio. As of December 31, 2023, $511.3 million, or 79%, of the loans in our residential real estate loan portfolio were at fixed interest rates, while $138.5 million, or 21%, were at variable interest rates. The residential real estate lines portfolio primarily consists of variable rate lines. Approximately 92% of the loans and lines in our residential real estate portfolios were in first lien positions at December 31, 2023. We do not engage in sub-prime or other high-risk residential mortgage lending as a line of business.

We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. We typically follow the underwriting and appraisal guidelines of the secondary market, including the FHLMC and the Federal Housing Administration, and service the loans in a manner that satisfies the secondary market agreements. As of December 31, 2023, our residential mortgage servicing portfolio totaled $269.4 million, the majority of which has been sold to the FHLMC.

Consumer Lending

We offer a variety of loan products to our consumer customers, including automobile loans, secured installment loans and other types of secured and unsecured personal loans. As of December 31, 2023, our consumer indirect portfolio totaled $948.8 million, or 21% of our total loan portfolio. Outstanding consumer loan balances were concentrated in indirect automobile loans.

We originate indirect consumer loans for a mix of new and used vehicles predominately through franchised new car dealers. The consumer indirect loan portfolio is primarily comprised of loans with terms that typically range from 36–84 months. We have developed relationships with franchised new car dealers in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania. The consumer indirect loan portfolio primarily consists of fixed rate loans with relatively short durations. Effective January 1, 2024, we exited the Pennsylvania automobile market in order to align our focus more fully around our core Upstate New York market.

Through our BaaS line of business, we originate secured consumer residential solar loans. The terms of these loans typically range from 7–25 years. As of December 31, 2023, the residential solar loan portfolio approximated $30.0 million, all of which were fixed interest rate loans.

We also originate, independently of the indirect and BaaS loans described above, consumer automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12–60 months and vary based upon the nature of the collateral and the size of loan. A portion of the consumer lending program is underwritten on a secured basis using the customer’s financed automobile, mobile home, boat or recreational vehicle as collateral. The other loans in our consumer portfolio totaled $14.6 million as of December 31, 2023, all of which were fixed interest rate loans.

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

Our methodology for estimating the allowance for credit losses includes the following:

1.
Collateral dependent commercial business and commercial mortgage loans, as well as non-collateral dependent criticized loans of two-million dollars and greater are typically reviewed individually and assigned a specific loss allowance, if considered necessary, in accordance with U.S. generally accepted accounting principles (“GAAP”).
2.
Loans not analyzed for a specific reserve are segmented into “pools” of loans based upon similar risk characteristics. This is referred to as the pooled loan component of the allowance for credit losses estimate. The Company has identified six portfolio segments of loans including commercial loans/lines, commercial mortgage, indirect loans, direct loans, residential lines of credit, and residential loans. Each segment, or pool, is quantitatively analyzed using a discounted cash flow approach over the life of the loan. The pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s credit risk review function.
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
4.
The Company had made the election with the adoption of Accounting Standards Update (“ASU 2016-13”) of not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner, as described above.

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

Deposits

We maintain a full range of deposit products and accounts to meet the needs of the residents and businesses in our primary service area. Products include an array of checking and savings account programs for individuals, municipalities, and businesses, including money market accounts, certificates of deposit, sweep investment capabilities as well as Individual Retirement Accounts and other qualified plan accounts. We rely primarily on competitive pricing of our deposit products, customer service and long-standing relationships with customers to attract and retain these deposits and seek to make our services convenient to the community by offering a choice of several delivery systems and channels, including telephone, mail, online, automated teller machines (“ATMs”), debit cards, point-of-sale transactions, automated clearing house transactions (“ACH”), ITM’s, remote deposit, and mobile banking via telephone or wireless devices. We also take advantage of the use of technology by offering business customers banking access via the Internet and various advanced cash management systems. We provide BaaS products to third parties, including non-maturity deposits that have been received through this delivery channel.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $817.6 million at December 31, 2023.

Borrowings

We have access to a variety of borrowing sources and use both short-term and long-term borrowings to support our asset base. Borrowings from time-to-time include federal funds purchased, securities sold under agreements to repurchase, brokered deposits, FHLB advances, the Federal Reserve Bank (“FRB”) Bank Term Funding Program, and borrowings from the discount window of the FRB.

Other sources of funds include scheduled amortization and prepayments of principal from loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

OTHER INFORMATION

We also make available, free of charge through our website, all reports filed with or furnished to the Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with or furnished to the SEC. These filings may be viewed by accessing the SEC Filings subsection of the Financials section of our website (www.FISI-investors.com). Information available on our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Elements of the laws and regulations applicable to the Company and the Bank and material to our operations are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress, state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business, financial condition and results of operations of the Company.

Holding Company Regulation

We are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board (“FRB” or “Federal Reserve”), under the Bank Holding Company Act (the “BHC Act”), as amended by, among other laws, the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). We are registered with the Federal Reserve as a financial holding company (“FHC”). We must file reports with the FRB and submit such additional information as the FRB may require, and our holding company and non-banking affiliates are subject to examination by the FRB. Under FRB policy, an FHC must serve as a source of strength for its subsidiary banks. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. The BHC Act provides that an FHC must obtain FRB approval before:

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

The BHC Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. However, the Gramm-Leach-Bliley Act amended portions of the BHC Act to authorize FHCs, such as us, to directly or through non-bank subsidiaries engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake and maintain these activities, an FHC must certify that all the depository institutions controlled by the company are well capitalized and well managed.

The Dodd-Frank Act, Economic Growth Act, and Volcker Rule

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

Depository Institution Regulation

The Bank is organized under the laws of the state of New York. It is a member of the Federal Reserve System, and its deposits are insured under the DIF of the FDIC up to applicable legal limits. The lending, investment, deposit-taking, and other business authority of the Bank is governed primarily by state and federal law and regulations and the Bank is prohibited from engaging in any operations not authorized by such laws and regulations. The Bank is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the New York State Department of Financial Services (the “NY DFS”) and FRB, and to a lesser extent by the FDIC, as its deposit insurer. This regulatory structure includes:

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

Capital Requirements

The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. The current risk-based capital standards applicable to the Company and the Bank are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision.

The Basel III Rules, among other things, (i) introduce a capital measure called CET1, which consists primarily of retained earnings and common stock, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, such as preferred stock and certain convertible securities, meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to historical regulations.

Under the Basel III Rules, the current minimum capital ratios, including an additional capital conservation buffer (2.5%) applicable to the Company and the Bank, are:

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

The Economic Growth Act provided for a potential exception from the Basel III Rules for community banks that maintain a Community Bank Leverage Ratio (“CBLR”) of at least 8.0% to 10.0%. The CBLR is calculated by dividing Tier 1 capital by the bank’s average total consolidated assets. In the final rules approved by the FRB in November 2019, qualifying community banking organizations that opt in to using the CBLR are considered to be in compliance with the Basel III Rules as long as the bank maintains a CBLR of greater than 9.0%. If a bank is not a qualifying community banking organization, does not opt in to using the CBLR, or cannot maintain a CBLR of greater than 9.0%, the bank would have to comply with the Basel III Rules. We determined to comply with the Basel III Rules instead of using the CBLR framework.

Leverage Requirements

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (the “leverage ratio”), of 4.0%.

Prompt Corrective Action

The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is deemed to be “well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET 1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.

The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see the section titled “Sources and Uses of Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K. The current requirements and the actual levels for the Company and the Bank are detailed in Note 14, Regulatory Matters, of the notes to consolidated financial statements, included in this Annual Report on Form 10-K.

Brokered Deposits

The FDIA and FDIC regulations thereunder limit the ability of banks to accept, renew or rollover brokered deposits unless the institution is well capitalized under the prompt corrective action framework discussed above, or unless it is adequately capitalized and obtains a waiver from the FDIC. Less-than-well-capitalized banks also are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit assessments on such deposits. In December 2020, the FDIC issued a final rule amending its regulations governing brokered deposits. The rule sought to clarify and modernize the FDIC’s regulatory framework for brokered deposits. Notable aspects of the rule include: (i) the establishment of bright-line standards for determining whether an entity meets the statutory definition of “deposit broker”; (ii) the identification of a number of business relationships in which the agent or nominee is automatically not deemed to be a “deposit broker” because their primary purpose is not the placement of funds with depository institutions (the “primary purpose exception”); (iii) the establishment of a more transparent application process for entities that seek the “primary purpose exception,” but do not qualify as one of the identified business relationships to which the exception is automatically applicable; and (iv) the clarification that third parties that have an exclusive deposit-placement arrangement with only one insured depository institution is not considered a “deposit broker.” The final rule took effect in April 2021 and full compliance with the rule has been required since January 1, 2022. Further, as mandated by the Economic Growth Act, the FDIC’s brokered deposit regulations provide a limited exception for reciprocal deposits for banks that are well managed and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified banks are able to exempt from treatment as “brokered” deposits up to $5 billion or 20% of the institution’s total liabilities in reciprocal deposits (which are defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits placed by the institution in other network member banks).

Dividends

The FRB policy is that an FHC should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition and that it is inappropriate for an FHC experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank that is classified under the prompt corrective action regulations as “undercapitalized” will be prohibited from paying any dividends.

The primary source of cash for dividends we pay is the dividends we receive from the Bank. The Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Under New York banking law, the Bank may declare and pay dividends from its net profits, unless there is an impairment of capital. Additionally, approval of the NY DFS is required prior to paying a dividend if the dividend declared by the Bank exceeds the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years. At January 1, 2024, the Bank could declare dividends of $70.3 million from retained net profits of the preceding two years. The Bank declared dividends of $14.0 million and $28.0 million in 2023 and 2022, respectively.

Federal Deposit Insurance Assessments

The Bank is a member of the FDIC and pays an insurance premium to the FDIC to fund the Deposit Insurance Fund (“DIF”) based upon the Bank’s assessable assets on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government.

The current level of deposit insurance is $250 thousand. The coverage limit is per depositor, per insured depository institution for each account ownership category.

Under the Dodd-Frank Act, the FDIC defined the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. For institutions of the Bank’s asset size, the FDIC operates a risk-based premium system that determines assessment rates from financial modeling designed to estimate the probability of the bank’s failure over a three-year period. Assessment rates for institutions of the Bank’s size ranged from 2.5- to 32-basis points effective January 1, 2023.

The FDIC may also issue special assessments. In 2023, the FDIC issued a special assessment applicable for banks with uninsured deposits in excess of $5 billion in order to recover losses sustained by the DIF as a result of the March 2023 failures of Silicon Valley Bank and Signature Bank.

The FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable law, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on our earnings, operations and financial condition. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Consumer Laws and Regulations

In addition to the laws and regulations discussed herein, the Bank is also subject to certain federal and state laws and regulations that are designed to protect consumers in transactions with banks. Many of these laws are implemented through regulations issued by the Consumer Financial Protection Bureau (the “CFPB”) though, for institutions of the Bank’s asset size, compliance is subject to examination by the federal banking regulator, i.e., the FRB in the Bank’s case. While the list set forth herein is not exhaustive, these laws and regulations include, among others, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal and state laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and subject the Company to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal and state bank regulators, federal law enforcement agencies, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, fines and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

Community Reinvestment Act

Pursuant to the federal Community Reinvestment Act (the “CRA”), and its New York state analogue, the Bank is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The Federal Reserve Bank of New York and NY DFS periodically assess the Bank’s record of performance under the CRA and the New York state analogue, respectively, and issue one of the following ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.”

The most recently completed evaluation of the Bank’s performance under the CRA was conducted by the Federal Reserve Bank of New York in April 2022 and resulted in an overall rating of “Satisfactory.”

The last CRA evaluation completed by NY DFS of New York’s analogue was in March 2022 and this performance evaluation resulted in an overall rating by the NY DFS of “Satisfactory.”

On October 24, 2023, the FDIC, the FRB, and the Office of the Comptroller of the Currency (“OCC”) issued a final rule to strengthen and modernize the federal CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

Privacy and Cybersecurity

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

In November 2021, the federal bank regulatory agencies issued a final rule requiring banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after determining that a “computer-security incident” that rises to the level of a “notification incident,” as those terms are defined in the final rule, has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector.

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

The NY DFS requires New York State-chartered or licensed banks regulated by the NY DFS, such as us, to adopt broad cybersecurity protections. In particular, we have established a program designed to ensure the safety of our information systems, adopted a written cybersecurity policy, and designated an information security officer. We are subject to ongoing compliance and reporting requirements of the NY DFS. In November 2023, the NY DFS amended its cybersecurity regulations to include heightened governance requirements and an expansion of the breadth and depth of required policies and procedures, among other things.

Digital Banking

Technological developments continue to significantly alter the ways in which financial institutions and their customers conduct their business. The growth of the Internet has caused banks to adopt and refine alternative distribution and marketing systems. The federal bank regulatory agencies have targeted various aspects of Internet banking, including security and systems. There can be no assurance that the bank regulatory agencies will not adopt new regulations that will materially affect the Bank’s Internet operations or restrict any such further operations.

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

Offering financial products and services to the cannabis industry presents a unique set of regulatory risks due to the conflict between state and federal laws, as marijuana remains illegal at the federal level. In January 2018, the U.S. Department of Justice (the “DOJ”) rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the Controlled Substances Act against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear, but in the future may result in increased enforcement actions against the regulated cannabis industry generally. The current United States Attorney General has indicated that the DOJ, under his leadership, does not intend to pursue cases against parties who comply with the laws in states which have legalized and are effectively regulating marijuana. However, enforcement policies and practices may be highly variable between political administrations. In addition, federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for any district in which we operate will not choose to strictly enforce the federal laws governing cannabis. In the future, enforcement actions may be taken against cannabis-related businesses or financial services providers that are viewed as aiding and abetting such activities.

The Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state-legal cannabis businesses. These guidelines clarify how financial institutions can provide services to marijuana-related businesses “in a manner consistent with their obligations to know their customers and to report possible criminal activity.” The Bank has and will continue to follow this and other FinCEN guidance in the areas of cannabis banking.

Anti-Money Laundering and the USA Patriot Act

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

Regulatory authorities routinely examine financial institutions for compliance with these obligations. The failure of a financial institution to maintain and implement an adequate program to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have increased their regulatory scrutiny of the Bank Secrecy Act (“BSA”) and anti-money laundering programs maintained by financial institutions and have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations. The Bank has adopted policies and procedures which are in compliance with these requirements.

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering and anti-terrorist financing laws. Among other things, it codified a risk-based approach to anti-money laundering compliance for financial institutions; required the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; required the development of standards for testing technology and internal processes for BSA compliance; expanded enforcement and investigation-related authority, including the increase of available sanctions for certain BSA violations; and expanded BSA whistleblower incentives and protections. In June 2021, the FinCEN issued the priorities for anti-money laundering and countering the financing of terrorism policy required under AMLA. The national priorities include: (i) corruption, (ii) cybercrime, (iii) terrorist financing, (iv) fraud, (v) transnational crime, (vi) drug trafficking, (vii) human trafficking and (viii) proliferation financing. The Bank reviews and monitors its anti-money laundering compliance program to ensure it complies with the changes reflected in the AMLA and the regulations that implement it.

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control, or “OFAC”, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, nationals, and others, under authority of various laws, regulations, and executive orders. OFAC publishes lists of specially designated nationals and sanctioned countries. The Company is responsible for, among other things, blocking accounts of, and transactions with, such sanctioned parties or jurisdictions, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Interstate Branching

Pursuant to the Dodd-Frank Act, national and state-chartered banks may open an initial branch in states other than their home state (e.g., host states) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary federal regulator.

Transactions with Affiliates

FII, FSB, Five Star REIT, SDN, and Courier Capital are affiliates within the meaning of the Federal Reserve Act and its implementing regulation, Regulation W. The Federal Reserve Act and Regulation W imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its affiliates, including its parent financial holding company and the holding company’s other subsidiaries. Furthermore, bank loans and extensions of credit to affiliates also are subject to various collateral requirements.

Section 23A of the Federal Reserve Act and Regulation W limit the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any particular affiliate to no more than 10% of the institution’s total capital and limits the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its non-bank affiliates to no more than 20% of its total capital. “Covered transactions” are defined by law and regulation to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A of the Federal Reserve Act and Regulation W also generally requires that an insured depository institution’s loans to its affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act and Regulation W generally requires that an insured depository institution’s transactions with its affiliates be on terms and under circumstances that are substantially the same or at least as favorable to the bank as those prevailing for comparable transactions with or involving non-affiliates. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, the Dodd-Frank Act applies the 10% of capital limit on covered transactions to financial subsidiaries and amended the definition of “covered transaction” to include (i) securities borrowing or lending transactions with an affiliate, and (ii) all derivatives transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty.

Insurance Regulation

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

Investment Advisory Regulation

Courier Capital is a provider of investment consulting and financial planning services and, as such, is considered an “investment adviser” under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). An investment adviser is any person or entity that provides advice to others, or that issues reports or analyses, regarding securities for compensation. While an FHC is generally excluded from regulation under the Advisers Act, the SEC has stated that this exclusion does not apply to investment adviser subsidiaries of FHCs, such as Courier Capital. Because Courier Capital has over $100 million in assets under management, it is considered a “large adviser,” which requires registration with the SEC by filing Form ADV, including Part 3 to Form ADV, or Form CRS, which discloses the material terms of the advisor’s relationship with retail customers. Courier Capital must update these forms at least once each year and more frequently under certain specified circumstances. This registration covers Courier Capital and its employees as well as other persons under their control and supervision, such as independent contractors, provided that their activities are undertaken on behalf of Courier Capital.

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

Commencing in October 2013, prior to the Parent’s acquisition of Courier Capital and former HNP Capital, the Bank entered into a partnership with LPL Financial (“LPL”) to provide investment advisory and broker-dealer services to the Bank’s customers through LPL. Currently, the Bank employs a wealth advisor who is licensed by LPL to provide such services to the Bank’s retail banking customers who are not otherwise clients of Courier Capital. LPL is an investment adviser registered under the Advisers Act and is subject to its provisions.

Incentive Compensation

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

In October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directs national securities exchanges and associations, including NASDAQ, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. NASDAQ amended its proposed listing standards relating to clawbacks to provide that listed companies had until December 1, 2023 to adopt a compliant clawback policy. The Company met such requirement.

Other Future Legislation and Changes in Regulations

In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of FHCs and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and/or our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to us or our subsidiaries could have a material effect on our business.

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

We are subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals.

Subsequent to year end, the Bank discovered fraudulent activity associated with deposit transactions conducted over the course of several business days ending in early March 2024 by an in-market business customer of the Bank. The Bank continues to investigate this matter to determine the potential exposure to the Company, which the Company currently estimates could be up to $18.9 million, or $14.1 million net of taxes. The ultimate financial impact could be lower and will depend, in part, on the Bank’s success in recovering the funds. The Bank plans to pursue all available sources of recovery to mitigate the potential loss. See Note 24, Subsequent Events, of the notes to consolidated financial statements, included in this Annual Report on Form 10-K, for additional details.

While the Company believes this recent incident is an isolated occurrence, there can be no assurance that such fraudulent actions will not occur again or that such acts will be detected in a timely manner. We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Geographic concentration may unfavorably impact our operations.

The majority of our operations are concentrated in the Western and Central New York regions. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in our market, whether caused by inflation, recessionary conditions, public health emergencies, unemployment, or other factors beyond our control, could:

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

Our commercial business and commercial mortgage loans increase our exposure to credit risks.

At December 31, 2023, our portfolio of commercial business and commercial mortgage loans totaled $2.74 billion, or 61% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to consumer loans or residential real estate loans. A sudden downturn in the economy, or a prolonged downturn for specific industries, could result in borrowers being unable to repay their loans, thus exposing us to increased credit risk.

If our regulators impose limitations on our commercial real estate lending activities, earnings could be adversely affected.

In 2006, the federal bank regulatory agencies issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our non-owner occupied commercial real estate level equaled 285% of total risk-based capital at December 31, 2023. If our regulators were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, our earnings would be adversely affected.

Our indirect and consumer lending involves risk elements in addition to normal credit risk.

A portion of our lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania. Effective January 1, 2024, we exited the Pennsylvania automobile market in order to align our focus more fully around our core Upstate New York market. These loans are for the purchase of new or used automobiles. We serve customers that cover a range of creditworthiness, and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, such loans involve risk elements in addition to normal credit risk. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan-to-value ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower. State and federal laws may further limit our ability to recover outstanding principal balances on such loans. If the losses from our indirect loan portfolio are higher than anticipated, it could have a material adverse effect on our financial condition and results of operations.

In addition, our consumer lending activities are subject to numerous consumer protection laws and regulations, including fair lending laws. Because indirect automobile loan applications are originated by automobile dealerships, we assume the risk of unsatisfactory origination programs, including any noncompliance with federal, state, and local laws. If we are unable to comply with the regulations applicable to our consumer lending activities, our financial condition and results of operations may be adversely affected.

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

At December 31, 2023, we had $3.81 billion of deposit liabilities, or 73% of our total deposits, that have no maturity and, therefore, may be withdrawn by the depositor at any time. These deposit liabilities include our checking, savings, and money market deposit accounts.

Market conditions may impact the competitive landscape for deposits in the banking industry. The interest rate environment and future actions of the Federal Reserve may impact pricing and demand for deposits in the banking industry. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with wholesale funding, the sale of interest-earning assets, or a combination of these two actions. The replacement of deposit funding with wholesale funding could cause our overall cost of funding to increase, which would reduce our net interest income. A loss of interest-earning assets could also reduce our net interest income.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than us. Such competitors primarily include national, regional and internet banks within the markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of an FHC, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. More recently, peer to peer lending has emerged as an alternative borrowing source for our customers and many other non-banks offer lending and payment services, such as consumer credit through buy now - pay later offerings, in competition with banks. Many of these competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many of our larger competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we can at competitive prices or with low or no fees.

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

If there are financial institution failures, we may be required to pay higher FDIC premiums or special assessments. For example, in 2023, the FDIC issued a special assessment applicable for banks with total uninsured deposits in excess of $5 billion in order to recover losses sustained by the DIF as a result of the March 2023 failures of Silicon Valley Bank and Signature Bank. Such increases of FDIC insurance premiums may adversely impact our earnings. See the section captioned “Supervision and Regulation” included in Part I, Item 1 “Business” for more information about FDIC insurance premiums.

We are highly regulated, and any adverse regulatory action may result in additional costs, loss of business opportunities, and reputational damage.

As described in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business,” we are subject to extensive supervision, regulation and examination. The various regulatory authorities with jurisdiction over us have significant latitude in addressing our compliance with applicable laws and regulations including, but not limited to, those governing consumer credit, fair lending, anti-money laundering, anti-terrorist financing, capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors affecting us. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to, among other things, capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Our regulators have broad discretion to impose monetary fines or restrictions and limitations on our operations if they determine, for any reason, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

This supervisory framework could materially impact the conduct, growth and profitability of our operations. Any failure on our part to comply with current laws, regulations, other regulatory requirements or safe and sound banking, insurance, or investment advisory practices or concerns about our financial condition, or any related regulatory sanctions or enforcement actions against us, could increase our costs or restrict our ability to expand our business and result in damage to our reputation.

We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

The Community Reinvestment Act (the “CRA”), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. With respect to the Bank, the NY DFS, FRB, the United States Department of Justice and other federal and state agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

We provide BaaS products and services to third parties. The third parties that use these BaaS solutions, and with which we may partner in marketing efforts, are typically considered FinTech companies but may also include other financial intermediaries. Recently, federal bank regulators have increasingly focused on the risks related to bank and FinTech company partnerships, raising potential concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. There have been regulatory enforcement actions against other banks that have not adequately addressed these potential concerns while growing their BaaS offerings. Accordingly, we could be subject to additional regulatory scrutiny with respect to that portion of our business.

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

Offering financial products and services to the cannabis industry presents a unique set of regulatory risks due to the conflict between state and federal laws. While the possession and sale of recreational marijuana is legal for adults aged 21 and older in New York State, cannabis remains classified as a Schedule I controlled substance under the federal Controlled Substances Act. In January 2018, the DOJ rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the Controlled Substances Act against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear, but in the future may result in increased enforcement actions against the regulated cannabis industry generally. More recently, the United States Attorney General has indicated that the DOJ under his leadership does not intend to pursue cases against parties who comply with the laws in states which have legalized and are effectively regulating marijuana. However, enforcement policies and practices may be highly variable between political administrations. In addition, federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for any district in which we or our customers operate will not choose to strictly enforce the federal laws governing cannabis.

Any enforcement action against a cannabis-related business customer of ours could affect our results of operation and financial condition. Additionally, as the possession and use of cannabis remains illegal under the Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to such customers and could have legal action taken against us by the federal government, including imprisonment and fines. The FinCEN published guidelines in 2014 for financial institutions servicing state-legal cannabis businesses. These guidelines clarify how financial institutions can provide services to marijuana-related businesses in a “manner consistent with their obligations to know their customers and to report possible criminal activity.” The Bank has and will continue to follow this and other FinCEN guidance in the areas of cannabis banking. However, there can be no assurance that compliance with FinCEN’s guidelines will protect us from federal prosecution or other regulatory sanctions. Any change in position or potential action taken against us could result in significant financial damage to us and our stockholders.

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

In addition, the broker-dealer services provided by Courier Capital are subject to Regulation Best Interest, which requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. The regulation imposes heightened standards on broker-dealers and will require us to review and modify the policies and procedures of our wealth management operations, as well as associated supervisory and compliance controls.

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

As indicated in Note 1, Summary of Significant Accounting Policies – Recent Accounting Pronouncements, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the regulations, rules, standards, policies, and interpretations underlying GAAP are constantly evolving and may change significantly over time. If we fail to interpret any one or more of these GAAP provisions correctly, or if our methodology in applying them to our financial reporting or disclosures is at all flawed, our financial statements may contain inaccuracies that, if severe enough, could warrant a later restatement by us, which in turn could result in a material adverse event.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2023, we had $67.1 million of goodwill and $5.4 million of other intangible assets. Significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

During 2022 and 2023, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, our net interest margin may contract in a rising rate environment because our funding costs may increase faster than the yield we earn on our interest-earning assets. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. The combination of these events may adversely affect our financial condition and results of operations.

Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, in a falling rate environment, or the recent pandemic-related environment where the Federal Reserve held the federal reference rate near 0.00%, loans may be prepaid sooner than we expect, which could result in a delay between when we receive the prepayment and when we are able to redeploy the funds into new interest-earning assets and in a decrease in the amount of interest income we are able to earn on those assets. If we are unable to manage these risks effectively, our financial condition and results of operations could be materially adversely affected.

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

Additionally, in early 2023, the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank resulted in decreased confidence in banks among depositors, other counterparties and investors. Such events and developments could materially and adversely affect our business or financial condition, including through declines in deposits, increased costs of funds, potential liquidity pressures, increased regulation, and declines and volatility in the price of our common stock.

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

Severe weather, natural disasters, public health emergencies and pandemics, acts of war or terrorism, geopolitical conflicts, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the operations of our bank branches, stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. Additionally, demand for our products and services may decline; loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans may decline in value, which could increase loan losses; our allowance for credit losses may have to be increased if borrowers experience financial difficulties; a material decrease in net income could affect our ability to pay cash dividends; cybersecurity risks may be increased as the result of employees working remotely; critical services provided by third-party vendors may become unavailable; government actions and mandates may affect our workforce and infrastructure; and the Company may experience staffing shortages and unanticipated unavailability or loss of key employees. The occurrence of any such event or a combination of the foregoing factors could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Based on the complex and continuously evolving cybersecurity threat landscape, we established, manage and continually enhance an enterprise-wide Information Security Program (“ISP”). The ISP is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). The CSF provides guidance for organizations to better manage and reduce cybersecurity risk while helping organizations understand, assess, prioritize, and communicate cybersecurity risks and mitigation. The ISP encompasses critical management components such as risk management, asset management, access controls, cyber awareness training, data security, detection and response, incident response, and business continuity.

The ISP, which is part of our Enterprise Risk Management Program, is organized in an operating framework that is supported by policies, standards, procedures, and guidelines that establish the information security control environment. Information Security collaborates with additional areas of our Enterprise Risk Management Program to ensure comprehensive risk oversight and reporting. The ISP is designed and implemented to comply with or exceed regulatory control requirements. Multiple internal and independent third-party assessments and audits are conducted annually to ensure our compliance with its policies, controls, and regulatory requirements.

The execution of the ISP relies on our committed investment in people, processes, and technology. We have invested in market-leading technology and award-winning security partners to execute key processes that ensure the confidentiality, integrity, and availability of company assets.

We have a Third-Party Risk Management (“TPRM”) Program that includes the comprehensive evaluation of the cybersecurity risks of prospective and existing third-party relationships. The TPRM Program utilizes a risk-based approach to perform ongoing due diligence reviews of existing third-party relationships and new prospective third parties. Third-party risks are identified and evaluated in coordination with period reviews, although threat intelligence monitoring and sound vendor relationships are leveraged to identify third-party risks as announced. TPRM is a function of our Risk Organization overseen by the Chief Risk Officer (“CRO”).

We have not experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to affect our business strategy, results of operations, or financial condition. Risks relating to cybersecurity and their potential impact are discussed more fully in “Risk Factors” in Part I, Item 1A herein.

Governance

We have established a dedicated team to manage and execute the ISP. A Chief Information Security Officer (“CISO”) has been appointed as a Senior Vice President of the Company. The CISO leads the strategy and execution of the program while ensuring clear lines of communication with executive management, committees, the Board of Directors, and external stakeholders such as regulators and insurance carriers. The CISO was appointed in August 2023 after serving the Company as a senior officer and technology leader for over 15 years and leads a team of Information Security professionals with diverse security backgrounds including relevant certifications (e.g., CISSP, GSEC, GCTI). As a member of our risk organization, the CISO reports to the CRO, a member of the Executive Management Committee. The CRO joined the Company in February 2023 with over 30 years of progressive risk management experience.

The Company Risk Committee (“CRC”) serves as the management committee responsible for Information Security oversight and the CISO is a member of the committee. The Risk Oversight Committee (“ROC”) is a sub-committee of the Board of Directors (the “Board”) and provides direct oversight of Information Security on behalf of the Board. Kim E. VanGelder, the current Chair of the ROC, has served as a member of our Board since 2016, and has held progressive information technology leadership roles at the Eastman Kodak Company, with responsibilities including cybersecurity, global applications, and global technology infrastructure and has served as its Chief Information Officer since 2004.

The CISO reports on the status of the ISP including relevant risks, cybersecurity threats, program updates, and program reporting to the CRC and the ROC no less than four times per year. Any material cybersecurity information, including strategic program development, is reported by the CISO to appropriate management and Board representatives to ensure timely awareness and escalation as necessary. Should there be a cybersecurity incident, we have a formal Incident Response plan including escalation processes designed to keep relevant management and committees informed of the mitigation and remediation efforts. The identification of incidents may come through internal monitoring and detection resources, external threat intelligence, third-party risk management efforts or various other event escalation methods. We leverage a Managed Security Services Provider (“MSSP”) for supplemental expertise and resources with the management and enhancement of critical threat monitoring solutions. The MSSP also provides industry-leading Security Operations Center services that serve as a critical source for event and incident detection.

The Board is actively engaged in the oversight and prudent management of risk, including those relating to cybersecurity and regulatory compliance. A comprehensive program update is delivered to the Board annually by the CISO. The Board annually reviews and approves the ISP and related Information Security policies to ensure alignment with the Company’s risk appetite and strategic defense amidst the evolving cybersecurity risk landscape.

ITEM 2. PROPERTIES

We own a 27,400 square foot building in Warsaw, New York that serves as our headquarters, and principal executive and administrative offices. We lease a 52,300 square foot regional administrative facility located in Rochester, New York. This lease expires in August 2027, with options for two additional ten-year extensions. We also lease a 28,500 square foot facility in Amherst, New York, which serves as a regional administrative facility, as well as an operations facility for SDN. This lease expires in December 2032, with two additional five-year extensions.

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

On September 26, 2022, the lower Court denied the plaintiffs’ motion for partial summary judgment for most of the relief they seek and found that there were questions of fact as to whether the members of the class had purchased the subject vehicles for “consumer use” within the meaning of the relevant statutes. The Court also denied our motion for partial summary judgment seeking an offset in the form of recoupment reducing any liability that may be imposed against us by the amounts that the borrowers owe for failing to repay their motor vehicle loans, determining that the Court could not enter a judgment on recoupment — which is a set off from liability — without first determining whether there was liability.

On October 7, 2022, the Superior Court of Pennsylvania granted our December 20, 2021 Request for an Interlocutory Appeal of the denial of our motion to dismiss the claims brought by New York borrowers for lack of subject matter jurisdiction and lack of standing.

In a Memorandum filed on February 13, 2024, the Superior Court affirmed the decision of the lower court, holding that trial court has subject matter jurisdiction over the New York part of this action and that the New York plaintiffs have standing to pursue relief against us. The Superior Court also remanded the case to the lower court for further proceedings, which will include the completion of any remaining discovery and an adjudication of the open claims and defenses that have been asserted in the case. Once the lower court has issued a final adjudication, the parties will have an opportunity to appeal adverse rulings in the case.

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

Other than as described above, at December 31, 2023, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “FISI.” At February 28, 2024, 15,408,580 shares of our common stock were outstanding and there were 255 registered shareholders of record.

We have paid regular quarterly cash dividends on our common stock and our Board of Directors presently intends to continue this practice, subject to our results of operations and the need for those funds for debt service and other purposes. See the discussions in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business,” in the section captioned “Liquidity and Capital Management” included in Part II, Item 7, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14, Regulatory Matters, in the accompanying financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” all of which are included elsewhere in this report and incorporated herein by reference thereto.

In June 2022, the Company’s Board of Directors (the “Board.”) authorized a share repurchase program for up to 766,447 shares of common stock (the “2022 Repurchase Program.”). The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program. During the quarter ended December 31, 2023, there were no shares repurchased pursuant to the 2022 Repurchase Program.

The Company’s repurchases of its common shares during the fourth quarter of 2023 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2023	—	$—	—	766,447
November 1 - 30, 2023	—	—	—	766,447
December 1 -31, 2023	540	15.55	—	766,447
Total	540	$15.55	—

(1) This column reflects the deemed surrendered to us of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

Stock Performance Graph

The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2018 as reported by the Nasdaq Global Select Market, through December 31, 2023, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return of the Standard and Poor’s (“S&P”) U.S. SmallCap Banks Index over the same period. Cumulative return assumes the reinvestment of dividends. During 2021, all SNL indices were replaced with S&P Dow Jones indices. The SNL Bank $1B-$5B Index that has historically been used in our performance graph has therefore been replaced with the comparable S&P U.S. SmallCap Banks Index. The graph was prepared by S&P Global Market Intelligence and is expressed in dollars based on an assumed investment of $100.

Total Return Performance
Financial Institutions, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
Index Value
300
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Financial Institutions, Inc.	100.00	129.19	95.59	139.92	111.94	104.38
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. SmallCap Banks Index	100.00	125.46	113.94	158.62	139.85	140.55

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

INTRODUCTION

Financial Institutions, Inc. (the “Parent” and together with all its subsidiaries, “we,” “our,” or “us”), is a financial holding company headquartered in New York State. We offer a broad array of deposit, lending, and other financial services to individuals, municipalities and businesses in Western and Central New York through our wholly-owned New York-chartered banking subsidiary, Five Star Bank (the “Bank”). Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. Effective January 1, 2024, we exited the Pennsylvania automobile market in order to align our focus more fully around our core Upstate New York market. We also have loan production offices in Baltimore, Maryland, and Syracuse, New York, which expands our footprint into the Mid-Atlantic and Central New York regions. In addition, we offer Banking-as-a-Service (“BaaS”) and financial technology (“FinTech”) solutions. We offer insurance services through our wholly-owned subsidiary, SDN Insurance Agency, LLC (“SDN”), a full-service insurance agency. We offer customized investment advice, wealth management, investment consulting and retirement plan services through our wholly-owned subsidiary Courier Capital, LLC (“Courier Capital”) an SEC-registered investment advisory and wealth management firm.

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

EXECUTIVE OVERVIEW

2023 Financial Performance Review

Net income decreased $6.3 million to $50.3 million for 2023, compared to $56.6 million for 2022. This resulted in a 0.83% return on average assets and an 11.86% return on average equity. Net income available to common shareholders was $48.8 million or $3.15 per diluted share for 2023, compared to $55.1 million or $3.56 per diluted share for 2022. The decrease in net income reflects the impact of the prolonged higher interest rate environment on funding costs in 2023 that generated revenue pressure and adversely impacted current year earnings in comparison to 2022. We declared cash dividends of $1.20 per common share during 2023, an increase of $0.04 per common share, or 3%, compared to the prior year.

Net interest income was $165.7 million for 2023, compared to $167.4 million for 2022, a decrease of $1.7 million. Fully-taxable equivalent net interest income was $166.1 million in 2023, a decrease of $1.8 million, compared to 2022. Average interest-earning assets were $408.9 million higher than 2022 due to a $511.8 million increase in average loans and a $31.4 million increase in the average balance of Federal Reserve interest-earning cash, partially offset by a $134.3 million decrease in average investment securities.

Net interest margin was 2.94% for 2023, compared to 3.20% for 2022, primarily as a result of higher funding costs amid the rising interest rate environment, partially offset by an increase in the average yield on interest-earning assets.

The provision for credit losses was $13.7 million in 2023 compared to a provision of $13.3 million in 2022. Net charge-offs were $8.5 million in 2023, representing 0.20% of average loans, compared to $5.2 million, or 0.14% of average loans in 2022. Non-performing loans increased $16.5 million to $26.7 million compared to a year ago and represented 0.60% of total loans at December 31, 2023, compared to 0.25% of total loans at December 31, 2022. The increase in non-performing loans in the current year was driven by one commercial loan relationship totaling $13.6 million that was placed on nonaccrual status during the fourth quarter of 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest income totaled $48.2 million for the full year 2023, an increase of $2.0 million, or 4.3%, when compared to the prior year. The increase was primarily attributed to an increase in income from company owned life insurance (“COLI”) and partially offset by an increase in net loss on investment securities and a decrease in service charges on deposits. Included in income from company owned life insurance for 2023 was an approximate $8 million increase in income, which was generated by the surrender and redeploy of $53.9 million in cash surrender value of company owned life insurance, coupled with additional premium investment. The revenue from the transaction, which was partially offset by $5.4 million of related incremental income taxes, was based upon the crediting rate of the premium allocation to separate account investments, as supported by the performance of the underlying investment divisions. The cash surrender value of the separate account COLI and corresponding revenue is expected to stabilize in future periods. Net loss on investment securities of $3.6 million for the full year 2023 reflected the loss on the sale of approximately $54 million of lower yielding available-for-sale agency mortgage-backed securities, reinvesting the proceeds of such sale into higher yielding bonds. The decrease in service charges on deposits was primarily due to a reduction in nonsufficient fund fees as a result of January 2023 changes in the Bank’s consumer overdraft program that align with trends in community banking.

Noninterest expense for the full year 2023 totaled $137.2 million, a $7.9 million increase compared to $129.4 million in the prior year. Computer and data processing expense increased $2.5 million year-over-year, as a result of strategic investments in technology, primarily driven by a new customer relationship management system implemented in late 2021. FDIC assessments increased $2.5 million, due in part to the increase in the base deposit insurance assessment rate schedules by two basis points, coupled with balance sheet growth compared to 2022. Salaries and benefits expense increased $2.3 million year-over-year, primarily due to annual merit increases, higher pension expenses and increased medical and dental claim activity, partially offset by lower stock-based compensation, executive bonuses and incentive compensation. Other expenses were $3.0 million higher than 2022 primarily due to interest charges related to collateral held for derivative transactions, higher insurance costs and the impact of inflationary pressures generally. These increases were partially offset by a decrease in restructuring charges in 2023, as restructuring charges related to the 2020 closing of five branches totaled $1.6 million in 2022.

Income tax expense for the year was $12.8 million, representing an effective tax rate of 20.3% compared to $14.4 million, representing an effective tax rate of 20.3% in 2022. The decrease in income tax expense was primarily due to the decrease in income before income taxes in 2023 compared to 2022. Income tax expense for 2023 and 2022 included $5.4 million and $2.0 million, respectively, of incremental taxes associated with the COLI surrender and redeployment strategy executed in in the respective year. Effective tax rates are impacted by items of income and expense not subject to federal or state taxation. The Company’s effective tax rates differ from statutory rates primarily because of interest income from tax-exempt securities, earnings on COLI and tax credit investments placed in service.

Total assets were $6.16 billion at December 31, 2023, up $363.6 million from $5.80 billion at December 31, 2022.

Investment securities were $1.04 billion at December 31, 2023, down $107.5 million from December 31, 2022. The decrease from year-end 2022 was primarily the result of the use of portfolio cash flow to fund loan originations.

Total loans were $4.46 billion at December 31, 2023, up $411.7 million, or 10%, from December 31, 2022. The increase in loans in 2023 was primarily driven by strong commercial loan growth in the first half of the year. The following discusses significant changes within our loan portfolio:

•
Commercial business loans totaled $735.7 million, an increase of $71.5 million, or 11%, from December 31, 2022.
•
Commercial mortgage loans totaled $2.01 billion, an increase of $325.5 million, or 19%, from December 31, 2022.
•
Residential real estate loans totaled $649.8 million, an increase of $59.9 million, or 10%, from December 31, 2022.
•
Consumer indirect loans totaled $948.8 million, a decrease of $74.8 million, or 7%, from December 31, 2022.

Total deposits were $5.21 billion at December 31, 2023, an increase of $283.5 million from December 31, 2022, which was driven by increases in nonpublic deposits associated with a money market advertising campaign during 2023, as well as reciprocal and Banking-as-a-Service deposit growth. Short-term borrowings were $185.0 million at December 31, 2023, a decrease of $20.0 million from December 31, 2022. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Shareholders’ equity was $454.8 million at December 31, 2023, compared to $405.6 million at December 31, 2022. Common book value per share was $28.40 at December 31, 2023, an increase of $3.09, or 12%, from $25.31 at December 31, 2022. Tangible common book value per share (1) was $23.69 at December 31, 2023, an increase of $3.16, or 15%, from $20.53 at December 31, 2022. The increase in shareholders’ equity as compared to December 31, 2022, was primarily attributable to an increase in retained earnings due to our net income for the year and a reduction in longer-term interest rates, which reduced accumulated other comprehensive loss associated with unrealized losses in the available for sale securities portfolio. Management believes the unrealized losses are temporary in nature, as the losses are associated with the increase in interest rates. The securities portfolio continues to generate cash flow and given the high quality of our agency mortgaged-backed securities portfolio, management expects the bonds to ultimately mature at a terminal value equivalent to par.

(1)
This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the “GAAP to Non-GAAP Reconciliation” section of this Item 7 for further information.

The Company’s leverage ratio was 8.18% at December 31, 2023 compared to 8.33% at December 31, 2022. The Bank’s leverage ratio and total risk-based capital ratio were 9.06% and 11.76%, respectively, at December 31, 2023, compared to 9.17% and 11.60%, respectively, at December 31, 2022.

Additional financial highlights of the Company are as follows:

	At or for the year ended December 31,
	2023	2022	2021
Performance ratios:
Net income, returns on:
Average assets	0.83%	1.01%	1.46%
Average equity	11.86%	12.81%	16.01%
Net income available to common shareholders, returns on:
Average common equity	12.01%	12.99%	16.29%
Average tangible common equity (1)	14.64%	15.72%	19.37%
Average tangible assets (1)	0.82%	1.00%	1.45%
Common dividend payout ratio	37.85%	32.40%	22.45%
Net interest margin (fully tax-equivalent)	2.94%	3.20%	3.14%
Effective tax rate	20.3%	20.3%	20.1%
Efficiency ratio (2)	62.96%	60.39%	55.76%

Capital ratios:
Leverage ratio	8.18%	8.33%	8.23%
Common equity Tier 1 capital ratio	9.43%	9.42%	10.28%
Tier 1 capital ratio	9.76%	9.78%	10.68%
Total risk-based capital ratio	12.13%	12.13%	13.12%
Average equity to average assets	7.03%	7.88%	9.10%
Common equity to assets	7.10%	6.70%	8.84%
Tangible common equity to tangible assets (1)	6.00%	5.50%	7.59%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

GAAP to Non-GAAP Reconciliation

(In thousands, except per share data)	At or for the year ended December 31,
	2023	2022	2021
Computation of ending tangible common equity:
Common shareholders’ equity	$437,504	$388,313	$487,850
Less: goodwill and other intangible assets, net	72,504	73,414	74,400
Tangible common equity	$365,000	$314,899	$413,450

Computation of ending tangible assets:
Total assets	$6,160,881	$5,797,272	$5,520,779
Less: goodwill and other intangible assets, net	72,504	73,414	74,400
Tangible assets	$6,088,377	$5,723,858	$5,446,379

Tangible common equity to tangible assets (1)	6.00%	5.50%	7.59%

Common shares outstanding	15,407	15,340	15,745
Tangible common book value per share (2)	$23.69	$20.53	$26.26

Computation of average tangible common equity:
Average common equity	$406,394	$424,421	$468,085
Average goodwill and other intangible assets, net	73,055	73,913	74,411
Average tangible common equity	$333,339	$350,508	$393,674

Computation of average tangible assets:
Average assets	$6,025,383	$5,606,733	$5,335,808
Average goodwill and other intangible assets, net	73,055	73,913	74,411
Average tangible assets	$5,952,328	$5,532,820	$5,261,397

Net income available to common shareholders	$48,805	$55,114	$76,237
Return on average tangible common equity (3)	14.64%	15.72%	19.37%
Return on average tangible assets (4)	0.82%	1.00%	1.45%

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

December 31, 2023 AND December 31, 2022

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising 77% of revenue during the year ended December 31, 2023. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The Federal Reserve influences the general market rates of interest, which impacts the deposit and loan rates offered by many financial institutions. The Federal Reserve increased the intended federal funds rate, which is the cost of immediately available overnight funds, throughout 2022 and 2023, in an attempt by the Federal Reserve to curb inflation. The first increase in March 2022 increased the federal funds rate by 25-basis points to 0.25% to 0.50%, followed by a 50-basis points increase in May 2022 to 0.75% to 1.00%. The Federal Reserve increased the federal funds rate by 75-basis points each in June, July, September, and November 2022, and by 50-basis points in December 2022 resulting in a federal funds rate of 4.25% to 4.50% as of year-end 2022. The Federal Reserve further increased the federal funds rate by 25-basis points each in February, March, May, and July 2023 resulting in a federal funds rate of 5.25% to 5.50% as of year-end 2023. Our loan portfolio is significantly affected by changes in the prime interest rate and changes in the prime interest rate generally follow changes in the federal funds rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 8.50% at December 31, 2023, compared to 7.50% at December 31, 2022.

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	2023	2022	2021
Interest income per consolidated statements of income	$286,133	$196,107	$167,205
Adjustment to fully taxable equivalent basis	418	544	626
Interest income adjusted to a fully taxable equivalent basis	286,551	196,651	167,831
Interest expense per consolidated statements of income	120,418	28,735	12,475
Net interest income on a taxable equivalent basis	$166,133	$167,916	$155,356

Analysis of Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for 2023 was $166.1 million, a decrease of $1.8 million compared to $167.9 million for 2022. The decrease in net interest income was due primarily to higher funding costs amid the rising interest rate environment.

Our net interest margin for 2023 was 2.94%, 26-basis points lower than 3.20% from the prior year. This decrease was a function of a 70-basis points decrease in the interest rate spread, partially offset by a 44-basis points higher contribution from net free funds. The change in interest rate spread was a net result of a 202-basis points increase in the average cost of interest-bearing liabilities, partially offset by a 132-basis points increase in the average yield on average interest-earning assets.

For the year ended December 31, 2023, the average yield on average interest-earning assets of 5.07% was 132-basis points higher than 2022. Loan yields increased 150-basis points during 2023 to 5.98%. The average yield on investment securities increased 11-basis points during 2023 to 1.92%. Overall, the interest-earning asset rate changes increased interest income by $64.3 million during 2023 and a favorable volume variance increased interest income by $25.6 million, which collectively drove an $89.9 million increase in interest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-earning assets were $5.65 billion for 2023 compared to $5.24 billion for 2022, an increase of $408.9 million, or 8%, with average loans up $511.8 million from $3.81 billion for 2022 to $4.32 billion for 2023, while average securities were down $134.3 million from $1.38 billion for 2022 to $1.25 billion for 2023. Securities represented 22.1% of average interest-earning assets during 2023 compared to 26.4% in 2022. Loans comprised 76.5% of average interest-earning assets during 2023 compared to 72.7% during 2022. The growth in average loans was primarily due to organic growth in commercial loans bolstered by our expansion into the Mid-Atlantic Region, as well as organic growth residential and other consumer loans, partially offset by a decline in consumer indirect. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. An increase in the volume of average loans resulted in a $27.6 million increase in interest income and higher interest rates increased interest income by $60.2 million. The decrease in the average balance of investment securities was primarily due to repayment and maturities of investment securities, and the use of cash to fund loan originations.

For the year ended December 31, 2023, the average cost of average interest-bearing liabilities of 2.75% was 202-basis points higher than 2022. The average cost of average interest-bearing deposits of 2.63% was 202-basis points higher than 2022 primarily due to the continued repricing of deposits at higher rates as a result of the rising interest rate environment that occurred in 2022 and continued into 2023. The average cost of total borrowings increased 65-basis points to 4.23% in 2023, compared to 3.58% in 2022.

Average interest-bearing liabilities of $4.39 billion in 2023 were $456.1 million, or 12%, higher than 2022. On average, interest-bearing deposits grew $307.5 million from $3.77 billion for 2022 to $4.08 billion for 2023, while noninterest-bearing demand deposits (a principal component of net free funds) decreased $74.6 million, or 7%, to $1.03 billion. The increase in average deposits was due to growth in non-public deposits, brokered deposits, and reciprocal deposits, partially offset by a decrease in public deposits. Average short-term borrowings increased $100.8 million from $86.1 million in 2022 to $186.9 million in 2023 as short-term borrowings were utilized, in addition to deposits, to fund interest-earning asset growth. For further discussion of our reciprocal and brokered deposits, refer to the “Funding Activities—Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit interest rate changes and volume changes resulted in an increase in interest expense of $77.8 million and $6.6 million, respectively, as compared to 2022, and total borrowings volume and interest rate changes contributed $7.3 million of higher interest expense during 2023.

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

	Years ended December 31,
	2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$80,415	$3,927	4.88%	$49,055	$747	1.52%
Investment securities (1):
Taxable	1,177,615	22,048	1.87	1,283,575	22,498	1.75
Tax-exempt (2)	72,313	1,993	2.76	100,633	2,587	2.57
Total investment securities	1,249,928	24,041	1.92	1,384,208	25,085	1.81
Loans:
Commercial business	698,861	50,388	7.21	628,729	30,188	4.80
Commercial mortgage	1,908,355	124,240	6.51	1,502,904	70,608	4.70
Residential real estate loans	612,767	22,728	3.71	579,362	19,558	3.38
Residential real estate lines	76,350	5,608	7.34	77,132	3,283	4.26
Consumer indirect	997,538	53,435	5.36	1,008,026	45,645	4.53
Other consumer	28,741	2,184	7.60	14,636	1,538	10.51
Total loans (3)	4,322,612	258,583	5.98	3,810,789	170,820	4.48
Total interest-earning assets	5,652,955	286,551	5.07	5,244,052	196,652	3.75
Less: Allowance for credit losses	(49,198)			(42,689)
Other noninterest-earning assets	421,626			405,370
Total assets	$6,025,383			$5,606,733
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$818,541	7,127	0.87	$909,799	2,180	0.24
Savings and money market	1,781,776	41,424	2.32	1,852,571	9,778	0.53
Time deposits	1,477,596	58,810	3.98	1,008,092	11,036	1.09
Total interest-bearing deposits	4,077,913	107,361	2.63	3,770,462	22,994	0.61
Short-term borrowings	186,910	6,890	3.69	86,139	1,500	1.74
Long-term borrowings	121,903	6,167	5.06	74,059	4,242	5.73
Total borrowings	308,813	13,057	4.23	160,198	5,742	3.58
Total interest-bearing liabilities	4,386,726	120,418	2.75	3,930,660	28,736	0.73
Noninterest-bearing demand deposits	1,030,648			1,105,281
Other noninterest-bearing liabilities	184,323			129,079
Shareholders’ equity	423,686			441,713
Total liabilities and shareholders’ equity	$6,025,383			$5,606,733
Net interest income (tax-equivalent)		$166,133			$167,916
Interest rate spread			2.32%			3.02%
Net earning assets	$1,266,229			$1,313,392
Net interest margin (tax-equivalent)			2.94%			3.20%
Ratio of average interest-earning assets to average interest-bearing liabilities	128.87%			133.41%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

(3) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	2023	2022	2021
Commercial business	$(56)	$2,002	$8,087
Commercial mortgage	2,324	2,200	1,573
Residential real estate loans	(1,672)	(1,829)	(2,241)
Residential real estate lines	(373)	(327)	(426)
Consumer indirect	(1,792)	(2,141)	(1,549)
Other consumer	19	18	6
Total	$(1,550)	$(77)	$5,450

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

	Change from 2022 to 2023			Change from 2021 to 2022
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$715	$2,465	$3,180	$(255)	$786	$531
Investment securities:
Taxable	(1,927)	1,477	(450)	4,798	964	5,762
Tax-exempt	(770)	176	(594)	(533)	139	(394)
Total investment securities	(2,697)	1,653	(1,044)	4,265	1,103	5,368
Loans:
Commercial business	3,674	16,526	20,200	(4,606)	5,327	721
Commercial mortgage	22,073	31,559	53,632	7,371	11,518	18,889
Residential real estate loans	1,169	2,001	3,170	(474)	(130)	(604)
Residential real estate lines	(33)	2,358	2,325	(181)	680	499
Consumer indirect	(480)	8,270	7,790	5,083	(1,619)	3,464
Other consumer	1,164	(518)	646	(70)	23	(47)
Total loans	27,567	60,196	87,763	7,123	15,799	22,922
Total interest income	25,585	64,314	89,899	11,133	17,688	28,821
Interest expense:
Deposits:
Interest-bearing demand	(240)	5,187	4,947	124	900	1,024
Savings and money market	(388)	32,034	31,646	(22)	6,437	6,415
Time deposits	7,174	40,600	47,774	438	6,999	7,437
Total interest-bearing deposits	6,546	77,821	84,367	540	14,336	14,876
Short-term borrowings	2,758	2,632	5,390	1,593	(213)	1,380
Long-term borrowings	2,469	(544)	1,925	18	(13)	5
Total borrowings	5,227	2,088	7,315	1,611	(226)	1,385
Total interest expense	11,773	79,909	91,682	2,151	14,110	16,261
Net interest income	$13,812	$(15,595)	$(1,783)	$8,982	$3,578	$12,560

Provision for Credit Losses

The provision for credit losses was $13.7 million for the year ended December 31, 2023 compared with $13.3 million for 2022. The provision for credit losses – loans was $14.2 million for 2023, compared with $11.0 million for 2022. The increase to the loan loss provision in 2023 was primarily driven by higher overall net charge-offs and specific reserves, partially offset by a decline in the level of unfunded commitments. Also included in the provision for credit losses was a credit loss benefit for unfunded commitments of $531 thousand for 2023, compared to credit loss expense of $2.3 million for 2022.

See the “Allowance for Credit Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table summarizes our noninterest income for the years ended December 31 (in thousands):

	2023	2022	2021
Service charges on deposits	$4,625	$5,889	$5,571
Insurance income	6,708	6,364	5,750
Card interchange income	8,220	8,205	8,498
Investment advisory	10,955	11,493	11,672
Company owned life insurance	12,106	5,542	2,947
Investments in limited partnerships	1,783	1,293	2,081
Loan servicing	479	507	415
Income from derivative instruments, net	1,350	1,919	2,695
Net gain on sale of loans held for sale	566	1,227	2,950
Net (loss) gain on investment securities	(3,576)	(15)	71
Net (loss) gain on other assets	(6)	(16)	441
Net loss on tax credit investments	(252)	(815)	(431)
Other	5,286	4,678	4,246
Total noninterest income	$48,244	$46,271	$46,906

The following information discusses the significant changes in noninterest income for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Service charges on deposits decreased $1.3 million, or 21% to $4.6 million in 2023, compared to $5.9 million in 2022. The decrease was primarily due to a reduction in nonsufficient funds fees as a result of January 2023 changes in the Bank’s consumer overdraft program that align with trends in community banking.

Company owned life insurance (“COLI”) income increased $6.6 million to $12.1 million in 2023, compared to $5.5 million in 2022. The increase was primarily attributable to income from the surrender and redeploy of $53.9 million in cash surrender COLI in 2023. The revenue from the transaction, which was partially offset by $5.4 million of related incremental income taxes, was based upon the credit rating of the premium allocation to separate account investments, as supported by the performance of the underlying investment divisions. The cash surrender value of the separate account COLI and the corresponding revenue is expected to stabilize in future periods. Included in income in 2022 was $2.0 million of income from the surrender and redeployment of $25.5 million in cash surrender value of company owned life insurance, which was offset by approximately $2.0 million of incremental income tax expense.

Income from derivative instruments, net decreased $569 thousand, or 30%, to $1.4 million in 2023, compared to $1.9 million in 2022. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed during the year combined with the impact of changes in the fair value of borrower-facing trades.

Net gain on sale of loans held for sale was $566 thousand in 2023, compared to $1.2 million in 2022. Included in 2022 was a gain of $586 thousand related to the sale of a $31.2 million portfolio of indirect loans in the second quarter of 2022.

A net loss on investment securities of $3.6 million was recognized in 2023 due to the sale of approximately $54 million in lower yielding available-for-sale agency mortgage-backed securities at an after-tax loss of $2.8 million, reinvesting the proceeds of such sale into higher yielding bonds. The after-tax interest income benefit of $1.4 million annually translates to an earn-back to shareholders’ equity of two years.

Net loss on tax credit investments of $252 thousand was recognized in 2023, compared to $815 thousand in 2022. The net losses include amortization of tax credit investments, partially offset by New York investment tax credits that are refundable and recorded in noninterest income.

Other noninterest income increased $608 thousand, or 13%, to $5.3 million in 2023, compared to $4.7 million in 2022, primarily due to an increase in FHLB dividends which correlates with the increase in FHLB stock owned in 2023 compared to 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	2023	2022	2021
Salaries and employee benefits	$71,889	$69,633	$60,893
Occupancy and equipment	14,798	15,103	14,371
Professional services	5,259	5,592	6,535
Computer and data processing	20,110	17,638	14,112
Supplies and postage	1,873	1,943	1,769
FDIC assessments	4,902	2,440	2,624
Advertising and promotions	1,926	2,013	1,704
Amortization of intangibles	910	986	1,060
Restructuring charges	114	1,619	111
Other	15,444	12,395	9,571
Total noninterest expense	$137,225	$129,362	$112,750
The following information discusses the significant changes in noninterest expense for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Salaries and employee benefits expense increased $2.3 million, or 3%, to $71.9 million in 2023, compared to $69.6 million in 2022. The increase was primarily due to annual merit increases, higher pension expense and increases in medical and dental claim activity, partially offset by lower stock-based compensation, executive bonuses and incentive compensation.

Computer and data processing expense increased $2.5 million, or 14%, to $20.1 million in 2023, compared to $17.6 million in 2022. The increase was primarily a result of our strategic investments in data efficiency and marketing technology primarily driven by a new customer relationship management system implemented in late 2021.

FDIC assessments expense increased $2.5 million to $4.9 million in 2023, compared to $2.4 million in 2022, due in part to the increase in the base deposit insurance assessment rate schedules by two basis points, coupled with balance sheet growth compared to 2022.

Restructuring charges related to the 2020 closing of five branches totaled $114 thousand in 2023 and $1.6 million in 2022, representing selling costs and charges related to the write-down of real estate assets to fair market value based upon current market conditions.

Other expense of $15.4 million in 2023 increased $3.0 million, or 25%, compared to $12.4 million in 2022, primarily due to interest charges related to collateral held for derivative transactions, higher insurance costs and the impact of general inflationary pressures.

The efficiency ratio for the year ended December 31, 2023 was 62.96% compared with 60.39% for 2022. The higher efficiency ratio was primarily the result of the increase in noninterest expense in 2023 as described above. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

We recorded income tax expense of $12.8 million for 2023, compared to $14.4 million for 2022. The decrease in income tax expense was primarily due to the decrease in income before income taxes in 2023 as compared to 2022. In 2023 and 2022, we incurred additional taxes of approximately $5.4 million and $2.0 million, respectively, associated with the capital gains of the previously mentioned COLI surrenders coupled with a 10% modified endowment contract penalty that is typical of general account surrenders. In 2023 and 2022, we recognized tax credit investments resulting in a $3.0 million and $2.6 million, respectively, reduction in income tax expense, in each year, and a $252 thousand and $815 thousand net loss recorded in noninterest income, respectively.

Our effective tax rate was 20.3% for both 2023 and 2022. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2023 and 2022 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2022 AND DECEMBER 31, 2021

A discussion regarding our financial condition and results of operations at and for the year ended December 31, 2022 and year-to-year comparisons between 2022 and 2021, which are not included in this Form 10-K, can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and are incorporated by reference herein.

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

At December 31, 2023, we had total assets of $6.16 billion, an increase of 6% from $5.80 billion as of December 31, 2022, largely attributable to organic loan growth, partially offset by a decrease in our investment securities portfolio. Net loans were $4.41 billion as of December 31, 2023, up $406.0 million, or 10%, compared to $4.01 billion as of December 31, 2022. The increase in net loans was primarily due to organic growth bolstered by our expansion into the Mid-Atlantic Region, as well as organic growth in residential real estate loans and other consumer loans, partially offset by a decrease in consumer indirect loans. Non-performing assets totaled $26.8 million as of December 31, 2023, up $16.6 million compared to December 31, 2022. The increase in non-performing assets was primarily driven by one commercial loan relationship totaling $13.6 million that was placed on nonaccrual status during the fourth quarter of 2023. Total deposits amounted to $5.21 billion as of December 31, 2023, up $283.5 million, or 6%, compared to December 31, 2022. As of December 31, 2023, borrowings totaled $309.5 million, compared to $279.2 million as of December 31, 2022. Common book value per common share was $28.40 and $25.31 as of December 31, 2023 and 2022, respectively. As of December 31, 2023, our total shareholders’ equity was $454.8 million compared to $405.6 million as of December 31, 2022. The increase in shareholders’ equity as compared to December 31, 2022, was primarily attributable to an increase in retained earnings due to our net income for the year and a reduction in longer-term interest rates, which reduced accumulated other comprehensive loss associated with unrealized losses in the available for sale securities portfolio.

INVESTING ACTIVITIES

The following table summarizes the composition of our available for sale and held to maturity securities portfolios (in thousands).

	Investment Securities Portfolio Composition At December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$24,535	$21,811	$24,535	$21,115
Mortgage-backed securities:
Agency mortgage-backed securities	1,013,455	865,594	1,102,522	932,919
Non-Agency mortgage-backed securities	-	325	-	337
Total available for sale securities	1,037,990	887,730	1,127,057	954,371
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	16,513	15,983	16,363	15,515
State and political subdivisions	68,854	63,782	97,583	90,435
Mortgage-backed securities	62,793	57,265	75,034	68,238
Total held to maturity securities	148,160	137,030	188,980	174,188
Allowance for credit losses – securities	(4)		(5)
Total held to maturity securities, net	148,156		188,975
Total investment securities	$1,186,146	$1,024,760	$1,316,032	$1,128,559

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our available for sale (“AFS”) investment securities portfolio decreased $66.6 million from $954.4 million at December 31, 2022 to $887.7 million at December 31, 2023. The decrease from year-end 2022 was primarily the result of the use of portfolio cash flow to fund loan originations. Our AFS portfolio had a net unrealized loss totaling $150.3 million at December 31, 2023 compared to a net unrealized loss of $172.7 million at December 31, 2022. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change. A net loss on investment securities of $3.6 million was recognized in 2023 due to the sale of approximately $54 million in lower yielding available-for-sale agency mortgage-backed securities at an after-tax loss of $2.8 million, reinvesting the proceeds of such sale into higher yielding bonds. The after-tax interest income benefit of $1.4 million annually translates to an earn-back to shareholder’s equity of two years.

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the year ended December 31, 2023 and 2022 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2023, we concluded that unrealized losses on our AFS securities are not impaired due to reasons of credit quality and no allowance for credit losses has been recognized on AFS securities. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The following discussion provides further details of our assessment of the AFS securities portfolio by investment category.

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”)

As of December 31, 2023, there were two AFS securities with unrealized losses of $2.7 million in the U.S. Government agencies and GSE portfolio, both of which were in a continuous unrealized loss position for more than 12 months. The decline in fair value is attributable to changes in interest rates, not to credit quality. We do not have the intent to sell these securities and it is likely that we will not be required to sell the security before the anticipated recovery.

Agency Mortgage-backed Securities

With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of December 31, 2023, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

As of December 31, 2023, there were 199 securities in the AFS Agency MBS portfolio that were in an unrealized loss position with unrealized losses totaling $148.8 million. Of these, 196 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $813.7 million and unrealized losses of $148.8 million. The unrealized loss of these securities is driven by the timing of the purchases of fixed-rate securities during the extended low interest rate environments experienced in prior years, which has been compounded with subsequent increases in benchmark interest rates. However, these fixed-rate securities were purchased with the expectation that they will continue to prepay principal and the proceeds will be invested at current market rates.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2023 on such Agency MBS to be credit related. As of December 31, 2023, we did not intend to sell any Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Agency Mortgage-backed Securities

Our non-Agency MBS portfolio consists of positions in one privately issued whole loan collateralized mortgage obligations with a fair value and net unrealized gain of $325 thousand as of December 31, 2023. As of that date, the one non-Agency MBS was rated below investment grade. This security was not in an unrealized loss position.

Other Investments

As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At December 31, 2023, our ownership of FHLB and FRB stock totaled $11.0 million and $6.4 million, respectively, and is included in other assets and recorded at cost, which approximates fair value.

LENDING ACTIVITIES

Total loans were $4.46 billion at December 31, 2023, an increase of $411.7 million, or 10%, from December 31, 2022. Commercial loans represented 61% of total loans at the end of 2023 and consumer loans represented 39% of total loans at December 31, 2023. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition
	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
Commercial business	$735,700	16.5%	$664,249	16.4%
Commercial mortgage	2,005,319	44.9	1,679,840	41.5
Total commercial	2,741,019	61.4	2,344,089	57.9
Residential real estate loans	649,822	14.6	589,960	14.5
Residential real estate lines	77,367	1.7	77,670	1.9
Consumer indirect	948,831	21.3	1,023,620	25.3
Other consumer	45,100	1.0	15,110	0.4
Total consumer	1,721,120	38.6	1,706,360	42.1
Total loans	4,462,139	100.0%	4,050,449	100.0%
Less: Allowance for credit losses	51,082		45,413
Total loans, net	$4,411,057		$4,005,036

Total commercial loans of $2.74 billion, or 61% of total loans at December 31, 2023, were comprised of commercial business loans of $735.7 million, or 16% of total loans, up $71.5 million, or 11%, from December 31, 2022, and commercial mortgage loans of $2.01 billion, or 45% of total loans, up $325.5 million, or 19%, from December 31, 2022. We typically originate commercial business loans of up to $25.0 million for small- to mid-sized businesses in our market area for working capital, equipment financing, inventory financing, accounts receivable financing, or other general business purposes. Loans of this type are in a diverse range of industries. We also offer commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. The majority of our commercial mortgage loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. Commercial loans include both owner-occupied and non-owner occupied commercial real estate loans. Approximately 16% and 19% of our total commercial loan portfolio at December 31, 2023 and December 31, 2022, respectively, was owner occupied real estate. As of December 31, 2023, commercial real estate (“CRE”) loans make up approximately 65% of total commercial loans, and 40% of total loans, commercial and industrial loans approximated 30% of total commercial loans, and 19% of total loans, and business banking unit loans were approximately 4% of total commercial loans and 3% of total loans. Our CRE committed credit exposure at December 31, 2023 related to approximately 42% multi-family, 17% office, 8% retail, 7% hospitality, 7% home builder, and 7% industrial property. Approximately 71% of our office exposure at December 31, 2023, or 12% of our total CRE exposure, related to Class B or medial office space. More than 90% of our CRE loans have full or limited personal or corporate recourse.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We participate in various lending programs in which guarantees are supplied by U.S. government agencies, such as the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2023, the principal balance of such loans (included in commercial loans) was $20.5 million, and the guaranteed portion amounted to $12.1 million.

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

Consumer loans totaled $1.72 billion at December 31, 2023, up $14.8 million compared to 2022, and represented 39% of the 2023 year-end loan portfolio versus 42% at year-end 2022. Loans in this classification include residential real estate loans, residential real estate lines, indirect consumer and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, including inflation, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential real estate portfolios include conventional first lien mortgages and home equity loans and lines of credit. For conventional first lien mortgages, we generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g., personal mortgage insurance). A portion of our fixed-rate conventional mortgage loans are sold in the secondary market with servicing rights retained. Our conventional mortgage products continue to be underwritten using FHLMC secondary marketing guidelines. Our underwriting guidelines for home equity products include a combination of borrower FICO (credit score), the LTV of the property securing the loan and evidence of the borrower having sufficient income to repay the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production was 750 and 769 during the years ended December 31, 2023 and 2022, respectively.

Residential real estate loans totaled $649.8 million at the end of 2023, down $59.9 million, or 10%, from the end of the prior year and comprised 15% of total loans outstanding at both December 31, 2023 and December 31, 2022. The residential real estate line portfolio amounted to $77.4 million at December 31, 2023 down $303 thousand, compared to 2022 and represented 2% of total loans at both December 31, 2023 and December 31, 2022. The residential real estate loans and lines portfolios had a weighted average LTV at origination of approximately 70% at December 31, 2023 and 2022. Approximately 92% of the loans and lines were first lien positions at December 31, 2023 and 2022.

Consumer indirect loans amounted to $948.8 million at December 31, 2023 down $74.8 million, or 7%, compared to 2022 and represented 21% of the 2023 year-end loan portfolio versus 25% at year-end 2022. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily by individuals, but also by corporations and other organizations. The loans are originated through dealerships and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2023, we originated $292.1 million in indirect loans with a mix of approximately 27% new vehicles and 73% used vehicles. This compares with $489.0 million in indirect loans with a mix of approximately 29% new vehicles and 71% used vehicles for 2022. The average FICO score for indirect loan production was approximately 713 and 714 during the years ended December 31, 2023 and 2022, respectively. Effective January 1, 2024, we exited the Pennsylvania automobile market in order to align our focus more fully around our core Upstate New York market, which includes a strong network of approximately 375 new automobile dealers.

Other consumer loans totaled $45.1 million at December 31, 2023, up $30.0 million, compared to 2022, and represented 1% of the 2023 and less than 1% of the 2022 year-end loan portfolio. Other consumer loans consist of BaaS loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The loan growth in our other consumer loans primarily relates to our increases in BaaS loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our operating footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2023, no significant concentrations, as defined above, existed in our portfolio in excess of 10% of total loans.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $1.4 million and $550 thousand as of December 31, 2023 and 2022, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $269.4 million and $275.3 million as of December 31, 2023 and 2022, respectively.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses - loans (in thousands) for the periods indicated.

	Credit Loss - Loans Analysis
	Year Ended December 31,
	2023	2022	2021
Allowance for credit losses - loans, beginning of period	$45,413	$39,676	$52,420
Net charge-offs (recoveries):
Commercial business	(109)	(64)	(212)
Commercial mortgage	35	(853)	3,814
Residential real estate loans	89	279	56
Residential real estate lines	41	(1)	141
Consumer indirect	7,595	4,538	1,256
Other consumer	893	1,339	705
Total net charge-offs	8,544	5,238	5,760
Provision (benefit) for credit losses – loans	14,213	10,975	(6,984)
Allowance for credit losses – loans, end of year	$51,082	$45,413	$39,676

Net loan charge-offs (recoveries) to average loans:
Commercial business	-0.02%	-0.01%	-0.03%
Commercial mortgage	0.00%	-0.06%	0.29%
Residential real estate loans	0.01%	0.05%	0.01%
Residential real estate lines	0.05%	0.00%	0.17%
Consumer indirect	0.76%	0.45%	0.14%
Other consumer	3.11%	9.15%	4.61%
Total loans	0.20%	0.14%	0.16%

Allowance for credit losses – loans to total loans	1.14%	1.12%	1.08%
Allowance for credit losses – loans to nonaccrual loans	192%	445%	349%
Allowance for credit losses – loans to non-performing loans	192%	445%	326%

Net charge-offs of $8.5 million in 2023 represented 0.20% of average loans compared to $5.2 million, or 0.14%, in 2022. The lower level of net charge-offs for 2022 included a $2.0 million recovery in connection with the pay-off of a commercial loan that was downgraded to non-performing status with a partial charge-off in the fourth quarter of 2021. The allowance for credit losses–loans increased to $51.1 million at December 31, 2023, compared with $45.4 million at December 31, 2022, due to an increase in net charge-offs and specific reserves. Non-performing loans increased $16.5 million to $26.7 million at December 31, 2023 from prior year end, primarily due to one large commercial loan relationship totaling $13.6 million that was placed on nonaccrual status during the fourth quarter of 2023. The ratio of the allowance for credit losses–loans to total loans was 1.14% and 1.12% at December 31, 2023 and 2022, respectively. The ratio of allowance for credit losses–loans to non-performing loans was 192% at December 31, 2023, compared with 445% at December 31, 2022, reflective of the large commercial loan relationship noted above.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth the allocation of the allowance for credit losses–loans by loan category as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio (in thousands).

	Allowance for Credit Losses - Loans by Loan Category
	At December 31,
	2023		2022
		Percentage		Percentage
	Credit	of loans by	Credit	of loans by
	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans
Commercial business	$13,102	16.5%	$12,585	16.4%
Commercial mortgage	15,858	44.9	14,412	41.5
Residential real estate loans	5,286	14.6	3,301	14.5
Residential real estate lines	764	1.7	608	1.9
Consumer indirect	14,099	21.3	14,238	25.3
Other consumer	1,973	1.0	269	0.4
Total	$51,082	100.0%	$45,413	100.0%

Loans not analyzed for a specific reserve are segmented into “pools” of loans based upon similar risk characteristics. This is referred to as the “pooled loan” component of the allowance for credit losses estimate. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s credit risk review function. The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, and other loans deemed appropriate by management. The process we use to determine the overall allowance for credit losses is based on this analysis. Based on this analysis, we believe the allowance for credit losses is adequate as of December 31, 2023.

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

The adequacy of the allowance for credit losses is subject to ongoing management review. While management evaluates currently available information in establishing the allowance for credit losses – loans, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses – loans. Such agencies may require us to increase the allowance based on their judgments about information available to them at the time of their examination.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-performing Assets and Potential Problem Loans

The following table summarizes our non-performing assets (in thousands) as of the dates indicated:

	Non-performing Assets
	At December 31,
	2023	2022
Nonaccrual loans:
Commercial business	$5,664	$340
Commercial mortgage	10,563	2,564
Residential real estate loans	6,364	4,071
Residential real estate lines	221	142
Consumer indirect	3,814	3,079
Other consumer	13	1
Total nonaccrual loans	26,639	10,197
Accruing loans 90 days or more delinquent	21	1
Total non-performing loans	26,660	10,198
Foreclosed assets	142	19
Total non-performing assets	$26,802	$10,217

Nonaccrual loans to total loans	0.60%	0.25%
Non-performing loans to total loans	0.60%	0.25%
Non-performing assets to total assets	0.44%	0.18%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at December 31, 2023 were $26.8 million, an increase of $16.6 million from $10.2 million at December 31, 2022. The primary component of non-performing assets is non-performing loans, which were $26.7 million or 0.60% of total loans at December 31, 2023, compared with $10.2 million or 0.25% of total loans at December 31, 2022. The increase in nonperforming loans related primarily to one commercial loan relationship totaling $13.6 million that was placed on nonaccrual status during the fourth quarter of 2023.

Approximately $2.3 million, or 8%, of the $26.6 million of nonaccrual loans, a component of non-performing loans, as of December 31, 2023 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $142 thousand and $19 thousand of properties representing foreclosed asset holdings at December 31, 2023 and 2022, respectively.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $29.9 million and $25.5 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2023 and 2022, respectively.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits (in thousands) as of the dates indicated.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$1,010,614	19.4%	$1,139,214	23.1%
Interest-bearing demand	713,158	13.7	863,822	17.5
Savings and money market	2,084,444	40.0	1,643,516	33.4
Time deposits	1,404,696	26.9	1,282,872	26.0
Total deposits	$5,212,912	100.0%	$4,929,424	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS

As of December 31, 2023 and 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $1.82 billion, or 35% of total deposits, and $1.29 billion, or 26% of total deposits, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $302.6 million and $258.7 million at December 31, 2023 and 2022, respectively. The maturities of our uninsured time deposits at December 31, 2023 were as follows: $107.7 million in three months or less; $84.3 million between three months and six months; $51.0 million between six months and one year; and $59.6 million over one year. Approximately $956.3 million and $1.05 billion of reciprocal and public deposits, characterized as preferred deposits for FDIC call report purposes, were collateralized by government-backed securities as of December 31, 2023 and 2022, respectively.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2023, total deposits were $5.21 billion, representing an increase of $283.5 million, or 6%, which was primarily the result of growth in non-public deposits. Time deposits were approximately 27% and 26% of total deposits at December 31, 2023 and 2022, respectively.

Non-public deposits, the largest component of our funding sources, totaled $3.12 billion and $2.77 billion at December 31, 2023 and 2022, respectively, and represented 60% and 56% of total deposits as of the end of each year, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $1.02 billion and $1.12 billion at December 31, 2023 and December 31, 2022, respectively, and represented 20% and 23% of total deposits as of the end of each year, respectively.

We participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $817.6 million at December 31, 2023, compared to $696.1 million at December 31, 2022, and represented 16% and 14% of total deposits as of the end of each year, respectively.

Brokered deposits totaled $256.8 million, or 5% of total deposits, and $347.2 million, or 7% of total deposits, at December 31, 2023 and 2022, respectively.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2023	2022
Short-term borrowings:
FHLB	$107,000	$205,000
FRB	78,000	-
Total short-term borrowings	185,000	205,000
Long-term borrowings:
FHLB	50,000	-
Subordinated notes, net	74,532	74,222
Total long-term borrowings	124,532	74,222
Total borrowings	$309,532	$279,222

Short-term Borrowings

Short-term borrowings at December 31, 2023 and 2022 were $185.0 million and $205.0 million, respectively, which consisted of $107.0 million in short-term FHLB borrowings and $78.0 million of funds borrowed under the Federal Reserve Bank (“FRB”) Bank Term funding program. In May 2023, we borrowed $15.0 million under the FRB Bank Term Funding Program at an interest rate of 4.8%, which matures on May 8, 2024. In December 2023, we borrowed $50.0 million under the program at 4.89%, which matures on December 13, 2024 and $13.0 million at 4.88%, which matures on December 20, 2024. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short-term funding needs as they arise. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS

As of December 31, 2023, $50.0 million of the short-term borrowings balance is designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%, $30.0 million is designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%, and $25.0 million is designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. At December 31, 2023 and 2022, the Company’s borrowings had a weighted average rate of 5.29% and 4.60%, respectively.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $291.1 million of immediate credit capacity with the FHLB as of December 31, 2023. We had approximately $808.5 million in secured borrowing capacity at the FRB discount window, none of which was outstanding at December 31, 2023. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $165.0 million of credit available under unsecured federal funds purchased lines with various banks as of December 31, 2023, with no amounts outstanding at December 31, 2023. Additionally, we had approximately $175.4 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2023, no amounts have been drawn on the line of credit.

Long-term Borrowings

As of December 31, 2023 we had a long-term advance payable to FHLB of $50.0 million. The advance matures on January 20, 2026 and bears interest at a fixed rate of 4.05%. FHLB advances are collateralized by securities from our investment portfolio and certain qualifying loans.

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

On April 15, 2015, we issued $40.0 million of subordinated notes (the “2015 Notes”) in a registered public offering. The 2015 Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month CME Term SOFR plus 0.26161% plus a spread of 3.944%. The 2015 Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The 2020 and 2015 Notes qualify as Tier 2 capital for regulatory purposes.

Shareholders’ Equity

Total shareholders’ equity was $454.8 million at December 31, 2023, an increase of $49.2 million from $405.6 million at December 31, 2022. Net income for the year increased shareholders’ equity by $50.3 million, partially offset by common and preferred stock dividends declared of $19.9 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $17.5 million during the year due primarily to lower net unrealized losses on securities available for sale. Treasury stock included in shareholders’ equity decreased $2.1 million primarily due to the issuance of shares for the vesting of restricted stock awards. For detailed information on shareholders’ equity, see Note 15, Shareholders’ Equity, of the notes to consolidated financial statements. FII and the Bank are subject to various regulatory capital requirements. At December 31, 2023, both FII and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital requirements, see Note 14, Regulatory Matters, of the notes to consolidated financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions such as the FHLB and the FRB.

The primary sources of liquidity for FII are dividends from the Bank and access to financial and capital markets. Dividends from the Bank are limited by various regulatory requirements related to capital adequacy and earnings trends. The Bank relies on cash flows from operations, core deposits, borrowings and short-term liquid assets.

Cash and cash equivalents were $124.4 million as of December 31, 2023, a decrease of approximately $6.0 million from $130.5 million as of December 31, 2022. During 2023, net cash provided by operating activities totaled $10.9 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $310.1 million, which included outflows of $420.2 million for net loan originations, $53.7 million from purchases of COLI, net of death benefits received, and $3.0 million purchases of premises and equipment, partially offset by $122.9 million net cash provided from investment securities and $43.9 million proceeds from the surrender of COLI policies. We repositioned a portion of our AFS investment securities portfolio, selling $54 million of lower yielding agency mortgage-backed securities at an after-tax net loss of $2.8 million, reinvesting the proceeds of such sale into higher yielding bonds. Net cash provided by financing activities of $293.2 million was primarily attributed to a $283.5 million net increase in deposits and a $50.0 million net increase in long-term borrowings, partially offset by a $20.0 million net decrease in short-term borrowings and $19.7 million in dividend payments.

Planned Uses of Capital Resources

The Company has various long-term contractual obligations as of December 31, 2023, which include:

•
Time deposits for $1.40 billion;
•
Supplemental executive retirement plans for $374 thousand;
•
Subordinated notes for $75.0 million
•
FHLB long-term advances for $50.0 million; and
•
Operating leases for $50.7 million.

For additional information on the Company’s long-term contractual obligations above, see Note 10, Deposits, Note 20, Employee Benefit Plans, Note 11, Borrowings, and Note 8, Leases, in the accompanying consolidated financial statements.

We have financial instruments with off-balance sheet risk established in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit for $1.20 billion and standby letters of credit for $13.5 million as of December 31, 2023. We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

We have committed to investments in limited partnerships, primarily related to small business investment companies, tax credit investments and FinTech and ESG-related investment funds. As of December 31, 2023, the off-balance sheet commitments related to these investments totaled $27.6 million. We have also recorded a $14.0 million liability primarily related to committed contributions for tax credit investments in property placed in service on or before December 31, 2023.

With the exception of obligations in connection with our irrevocable loan commitments, limited partnership investments and tax credit investments as of December 31, 2023, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 13, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), cost-weighted average yields (“Yield”), which is defined as the book yield weighted against the ending book value, and contractual maturities of our debt securities portfolio as of December 31, 2023 (dollars in thousands). Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields.

	Due in less than one year		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$-	0.00%	$15,000	1.69%	$9,535	1.90%	$-	0.00%	$24,535	1.77%
Mortgage-backed securities	37	2.96	26,028	1.53	124,443	2.04	862,947	1.99	1,013,455	1.99
	37	2.96	41,028	1..59	133,978	2.03	862,947	1.99	1,037,990	1.98
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	-	0.00%	10,000	0.00%	6,513	3.51%	-	0.00%	16,513	3.20%
State and political subdivisions	26,357	2.21	15,946	1.99	5,004	1.62	21,547	2.45	68,854	2.19
Mortgage-backed securities	-	—	4,839	2.50	18,511	2.27	39,443	2.88	62,793	2.67
	26,357	2.21	30,785	2.11	30,028	2.43	60,990	2.72	148,160	2.51
Total investment securities	$26,394	2.21%	$71,813	1.94%	$164,006	2.11%	$923,937	2.04%	$1,186,150	2.05%

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at December 31, 2023. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$154,830	$312,960	$19,787	$248,123	$735,700
Commercial mortgage	463,725	1,031,157	506,098	4,339	2,005,319
Residential real estate loans	85,538	230,189	291,095	43,000	649,822
Residential real estate lines	1,484	6,635	27,312	41,936	77,367
Consumer indirect (1)	324,290	624,541	-	-	948,831
Other consumer	8,704	19,376	16,747	273	45,100
Total loans	$1,038,571	$2,224,858	$861,039	$337,671	$4,462,139

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$97,313	$9,864	$273	$107,450
Commercial mortgage		448,948	257,450	832	707,230
Residential real estate loans		169,021	247,843	38,378	455,242
Residential real estate lines		-	-	-	-
Consumer indirect (1)		624,541	-	-	624,541
Other consumer		19,376	16,747	273	36,396
With a floating or adjustable rate
Commercial business		215,647	9,923	247,850	473,420
Commercial mortgage		582,209	248,648	3,507	834,364
Residential real estate loans		61,168	43,252	4,622	109,042
Residential real estate lines		6,635	27,312	41,936	75,883
Consumer indirect (1)		-	-	-	-
Other consumer		-	-	-	-
Total loans maturing after one year		$2,224,858	$861,039	$337,671	$3,423,568

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Resources

The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks were fully phased-in on January 1, 2019. As of December 31, 2023, the Company’s capital levels remained characterized as “well-capitalized” under the BCBS rules. See Note 14, Regulatory Matters of the notes to consolidated financial statements and the “Basel III Capital Rules” section below for further discussion. The following table reflects the Company’s ratios and their components as of December 31 (in thousands):

	2023	2022
Common shareholders’ equity	$441,773	$394,716
Less: Goodwill and other intangible assets	69,594	70,643
Net unrealized loss on investment securities (1)	(111,761)	(128,440)
Hedging derivative instruments	3,911	4,735
Net periodic pension and postretirement benefits plan adjustments	(11,946)	(13,588)
Other	(145)	(194)
Common Equity Tier 1 (“CET1”) capital	492,120	461,560
Plus: Preferred stock	17,292	17,292
Tier 1 Capital	509,412	478,852
Plus: Qualifying allowance for credit losses	48,916	40,895
Subordinated Notes	74,532	74,222
Total regulatory capital	$632,860	$593,969
Adjusted average total assets (for leverage capital purposes)	$6,224,339	$5,748,203
Total risk-weighted assets	$5,218,724	$4,896,451

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.18%	8.33%
CET1 Capital (CET1 capital to total risk-weighted assets)	9.43	9.42
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	9.76	9.78
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.13	12.13

(1)
Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

We have elected to apply the 2020 Current Expected Credit Losses methodology (“CECL”) transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the US banking agencies’ March 2020 interim final rule. Under the 2020 CECL transition provision, the regulatory capital impact of the Day 1 adjustment to the allowance for credit losses (after-tax) upon the January 1, 2020 CECL adoption date has been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, we were allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020, and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020, and December 31, 2021, was also phased in to regulatory capital at 25% per year commencing January 1, 2022.

Basel III Capital Rules

Under the Basel III Rules, the current minimum capital ratios, including an additional capital conservation buffer (2.5%) applicable to the Company and the Bank, are:

•
7.0% CET1 to risk-weighted assets;
•
8.5% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and
•
10.5% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.

As of December 31, 2023, the Company’s capital levels remained characterized as “well-capitalized” under the Basel III rules, including the additional capital conservation buffer.

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

Adequacy of the Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the loan portfolio, and consists of an allowance for credit losses for pooled loans and a specific reserve for individually evaluated loans. Management estimates the allowance for credit losses for pooled loans utilizing a Discounted Cash Flow (“DCF”) method. The DCF method implements a probability of default with loss given default and exposure at default estimation. The probability of default and loss given default are applied to future cash flows that are adjusted to present value and these discounted expected losses become the allowance for credit losses. In the analysis at the portfolio level, we found that the best model for predicting defaults considers the national unemployment rate. With the large number of observations afforded by using peer data, the default curve is less sensitive to unusual loss events and has a much smoother shape. The national unemployment rate is an extremely strong predictor of defaults and explains almost all variation in the default rate. Excluded from the pooled analysis are loans to be individually evaluated due to the assets not maintaining similar risk characteristics to those included in pooled loans. These loans are generally considered to be collateral dependent and, therefore, an analysis of the collateral position versus the pooled loan discounted cash flow approach better reflects the potential loss. Individually evaluated accounts include: loans over 90 days past due, loans placed on non-accrual status and classified assets with exposure greater than $2.0 million.

Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements including, but not limited to, management’s assessment of the internal risk classifications of loans, estimating future losses utilizing current forecasts, forward-looking estimates of qualitative factors including national and local economic trends and conditions (excluding national unemployment), levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration and changes in the regulatory environment, management, markets and product offerings. Because current economic conditions and borrower strength can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for credit losses, could change significantly. Management will periodically assess what adjustments are necessary to qualitatively adjust the allowance for credit losses based on their assessment of current expected credit losses. Various regulatory agencies also review the allowance for credit losses as an integral part of their examination process. Such agencies may require additions to the allowance for credit losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. We believe the level of the allowance for credit losses is appropriate as recorded in the consolidated financial statements. As future events cannot be determined with precision, actual results could differ significantly from our estimates.

For additional discussion related to our accounting policies for the allowance for credit losses, see the sections titled “Allowance for Credit Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the notes to consolidated financial statements for a discussion of recent accounting pronouncements.

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

Portfolio Composition

Our balance sheet assets are a mix of fixed and variable rate assets with consumer indirect loans, commercial loans, and MBSs comprising a significant portion of our assets. Our consumer indirect loan portfolio comprised 15% of total assets and is primarily fixed rate loans. Our commercial loan portfolio totaled 44% of total assets and is a combination of fixed and variable rate loans, lines and mortgages. The MBS portfolio, including collateralized mortgages obligations, totaled 17% of total assets with durations averaging three to five years.

Our liabilities are comprised primarily of deposits, which accounted for 91% of total liabilities as of December 31, 2023. Of these deposits, the majority, or 59%, is in nonpublic variable interest rate and noninterest bearing products including demand (both noninterest- and interest- bearing), savings and money market accounts. In addition, fixed interest rate nonpublic certificate of deposit products comprised 12% of total deposits. The Bank also has a significant amount of public deposits, which represented 20% of total deposits as of December 31, 2023.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending December 31, 2024 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(3,663)	$2,184	$4,364	$6,549
% Change	(2.14)%	1.28%	2.55%	3.83%

In the rising rate scenarios, the model results indicate that net interest income is modeled to increase compared to the flat rate scenario over a one-year timeframe. This is a combination of an increase across the entire deposit portfolio, which has decreased wholesale borrowings and the higher costs associated with borrowings. Model results in the declining rate scenario indicate decreases in net interest income due to a combination of increases in the yield curve, as well as increases in higher yielding public and nonpublic deposits, that will reprice downward slower, due to market deposit competition.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at December 31, 2023 and 2022. The analysis additionally presents a measurement of the interest rate sensitivity at December 31, 2023 and 2022. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable (dollars in thousands):

	December 31, 2023			December 31, 2022
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$627,519			$848,308
- 100 Basis Points	616,940	$(10,579)	-1.69%	851,921	$3,613	0.43%
+ 100 Basis Points	626,463	(1,056)	-0.17	838,462	(9,846)	-1.16
+ 200 Basis Points	628,434	915	0.15	832,558	(15,750)	-1.86
+ 300 Basis Points	628,230	711	0.11	825,826	(22,482)	-2.65

The Pre-Shock Scenario EVE was $627.5 million at December 31, 2023, compared to $848.3 million at December 31, 2022. The decrease in the Pre-Shock Scenario EVE at December 31, 2023 compared to December 31, 2022 is the result of a deposit mix shift from non-maturity deposits to time deposits and non-interest bearing deposits to interest bearing deposits, while rising rates have muted asset valuation, specifically on fixed assets. The sensitivity in the -100-basis point Rate Shock Scenario to EVE shifted negative at December 31, 2023 compared to December 31, 2022. This is a result of a concerted effort to grow the deposit portfolio and to decrease wholesale borrowings. As a result, the shift in mix of deposits previously noted have become less valuable when rates shock downward, most notably from money market accounts and time deposits in comparison to December 31, 2022.

Interest Rate Sensitivity Gap

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2023. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2023
	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
INTEREST-EARNING ASSETS:
Federal funds sold and other interest-earning deposits	$53,245	$-	$-	$-	$53,245
Investment securities	183,290	110,031	423,982	468,847	1,186,150
Loans	1,845,570	490,029	1,465,169	662,741	4,463,509
Total interest-earning assets	$2,082,105	$600,060	$1,889,151	$1,131,588	5,702,904
Cash and due from banks					71,197
Other assets (1)					386,780
Total assets					$6,160,881

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$2,797,602	$-	$-	$-	$2,797,602
Time deposits	472,355	839,329	93,012	-	1,404,696
Borrowings	107,000	78,000	50,000	74,532	309,532
Total interest-bearing liabilities	$3,376,957	$917,329	$143,012	$74,532	4,511,830
Noninterest-bearing deposits					1,010,614
Other liabilities					183,641
Total liabilities					5,706,085
Shareholders’ equity					454,796
Total liabilities and shareholders’ equity					$6,160,881
Interest sensitivity gap	$(1,294,852)	$(317,269)	$1,746,139	$1,057,056	$1,191,074
Cumulative gap	$(1,294,852)	$(1,612,121)	$134,018	$1,191,074
Cumulative gap ratio (2)	61.7%	62.5%	103.0%	126.4%
Cumulative gap as a percentage of total assets	(21.0)%	(26.2)%	2.2%	19.3%

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer as identified below, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

RSM US LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2023 has issued a report on internal control over financial reporting as of December 31, 2023. That report appears herein.

/s/ Martin K. Birmingham	/s/ W. Jack Plants, II
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer
March 13, 2024	March 13, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Financial Institutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and its Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses – Loans

As described in Notes 1 and 5 to the financial statements, the Company’s allowance for credit losses - loans was $51,082,000 at December 31, 2023, which consisted of an allowance for credit losses for pooled loans ($48,325,000) and a specific reserve for individually evaluated loans ($2,757,000). Management estimates the allowance for credit losses for pooled loans utilizing a discounted cash flow (DCF) method. The DCF method implements a probability of default with a loss given default applied to future cash flows that are adjusted to present value. The Company uses forecasts to predict the performance of modeled economic factors. In addition, the Company uses qualitative factors that are likely to cause estimated credit losses to differ from historical loss experience, including but not limited to: national and local economic trends and conditions (excluding national unemployment), levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration and changes in regulatory environment. The establishment of probability of default, loss given default, reasonable and supportable forecasts, and qualitative factor adjustments require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

We identified the determination of the allowance for credit losses for pooled loans as a critical audit matter as auditing the underlying development of probability of default, loss given default, reasonable and supportable forecasts, and qualitative factor adjustments required significant auditor judgment as amounts determined by management rely on analyses that are highly subjective and include significant estimation uncertainty.

Our audit procedures related to the determination of the allowance for credit losses for pooled loans included the following, among others:

•
We obtained an understanding of the relevant controls related to management’s establishment, review and approval of probability of default, loss given default, reasonable and supportable forecasts, and qualitative factor adjustments, and tested such controls for design and operating effectiveness.
•
We tested the completeness and accuracy of data used by management in determining the probability of default and loss given default by agreeing this data to both internal and external information, as applicable.
•
We evaluated the reasonableness of the forecasts utilized by management by comparing them to external information.
•
We tested the completeness and accuracy of information used by management in determining the qualitative factor adjustments, evaluated its appropriateness and agreed the adjustments included in the allowance for credit losses - loans calculation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2018.

Chicago, Illinois

March 13, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Financial Institutions, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Financial Institutions, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements of the Company and our report dated March 13, 2024 expressed an unqualified opinion.

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

/s/ RSM US LLP

Chicago, Illinois

March 13, 2024

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(in thousands, except share and per share data)	December 31,
	2023	2022
ASSETS
Cash and due from banks	$124,442	$130,466
Securities available for sale, at fair value (amortized cost of $1,037,990 and $1,127,057, respectively)	887,730	954,371
Securities held to maturity, at amortized cost (net of allowance for credit losses of $4 and $5, respectively) (fair value of $137,030 and $174,188, respectively)	148,156	188,975
Loans held for sale	1,370	550
Loans (net of allowance for credit losses of $51,082 and $45,413, respectively)	4,411,057	4,005,036
Company owned life insurance	161,363	139,482
Premises and equipment, net	39,902	41,986
Goodwill and other intangible assets, net	72,504	73,414
Other assets	314,357	262,992
Total assets	$6,160,881	$5,797,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,010,614	$1,139,214
Interest-bearing demand	713,158	863,822
Savings and money market	2,084,444	1,643,516
Time deposits	1,404,696	1,282,872
Total deposits	5,212,912	4,929,424
Short-term borrowings	185,000	205,000
Long-term borrowings, net of issuance costs of $468 and $778, respectively	124,532	74,222
Other liabilities	183,641	183,021
Total liabilities	5,706,085	5,391,667
Commitments and contingencies (Note 13)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,486 shares issued	17,149	17,149
Total preferred equity	17,292	17,292
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	125,841	126,636
Retained earnings	451,687	421,340
Accumulated other comprehensive loss	(119,941)	(137,487)
Treasury stock, at cost – 692,150 and 759,555 shares, respectively	(20,244)	(22,337)
Total shareholders’ equity	454,796	405,605
Total liabilities and shareholders’ equity	$6,160,881	$5,797,272

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)	Years ended December 31,
	2023	2022	2021
Interest income:
Interest and fees on loans	$258,583	$170,819	$147,898
Interest and dividends on investment securities	23,623	24,541	19,091
Other interest income	3,927	747	216
Total interest income	286,133	196,107	167,205
Interest expense:
Deposits	107,361	22,994	8,118
Short-term borrowings	6,890	1,500	120
Long-term borrowings	6,167	4,241	4,237
Total interest expense	120,418	28,735	12,475
Net interest income	165,715	167,372	154,730
Provision (benefit) for credit losses	13,681	13,311	(8,336)
Net interest income after provision (benefit) for credit losses	152,034	154,061	163,066
Noninterest income:
Service charges on deposits	4,625	5,889	5,571
Insurance income	6,708	6,364	5,750
Card interchange income	8,220	8,205	8,498
Investment advisory	10,955	11,493	11,672
Company owned life insurance	12,106	5,542	2,947
Investments in limited partnerships	1,783	1,293	2,081
Loan servicing	479	507	415
Income from derivative instruments, net	1,350	1,919	2,695
Net gain on sale of loans held for sale	566	1,227	2,950
Net (loss) gain on investment securities	(3,576)	(15)	71
Net (loss) gain on other assets	(6)	(16)	441
Net loss on tax credit investments	(252)	(815)	(431)
Other	5,286	4,678	4,246
Total noninterest income	48,244	46,271	46,906
Noninterest expense:
Salaries and employee benefits	71,889	69,633	60,893
Occupancy and equipment	14,798	15,103	14,371
Professional services	5,259	5,592	6,535
Computer and data processing	20,110	17,638	14,112
Supplies and postage	1,873	1,943	1,769
FDIC assessments	4,902	2,440	2,624
Advertising and promotions	1,926	2,013	1,704
Amortization of intangibles	910	986	1,060
Restructuring charges	114	1,619	111
Other	15,444	12,395	9,571
Total noninterest expense	137,225	129,362	112,750
Income before income taxes	63,053	70,970	97,222
Income tax expense	12,789	14,397	19,525
Net income	$50,264	$56,573	$77,697
Preferred stock dividends	1,459	1,459	1,460
Net income available to common shareholders	$48,805	$55,114	$76,237

Earnings per common share (Note 19):
Basic	$3.17	$3.58	$4.81
Diluted	$3.15	$3.56	$4.78
Cash dividends declared per common share	$1.20	$1.16	$1.08

Weighted average common shares outstanding:
Basic	15,376	15,384	15,841
Diluted	15,475	15,471	15,937

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)	Years ended December 31,
	2023	2022	2021
Net income	$50,264	$56,573	$77,697
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	16,728	(123,663)	(19,714)
Hedging derivative instruments	(824)	3,575	1,476
Pension and post-retirement obligations	1,642	(4,192)	2,903
Total other comprehensive income (loss), net of tax	17,546	(124,280)	(15,335)
Comprehensive income (loss)	$67,810	$(67,707)	$62,362

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2023, 2022 and 2021

(in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2020	$17,328	$161	$125,118	$324,850	$2,128	$(1,222)	$468,363
Comprehensive income (loss):
Net income	-	-	-	77,697	-	-	77,697
Other comprehensive loss, net of tax	-	-	-	-	(15,335)	-	(15,335)
Common stock issued	-	-	3	-	-	298	301
Purchases of common stock for treasury	-	-	-	-	-	(9,235)	(9,235)
Purchases of 8.48% preferred stock	(36)	-	(7)	-	-	-	(43)
Share-based compensation plans:
Share-based compensation	-	-	1,743	-	-	-	1,743
Restricted stock units released	-	-	(574)	-	-	574	-
Restricted stock awards issued, net	-	-	(223)	-	-	223	-
Stock awards	-	-	45	-	-	146	191
Cash dividends declared:
Series A 3% Preferred–$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred–$8.48 per share	-	-	-	(1,456)	-	-	(1,456)
Common–$1.08 per share	-	-	-	(17,080)	-	-	(17,080)
Balance at December 31, 2021	$17,292	$161	$126,105	$384,007	$(13,207)	$(9,216)	$505,142
Comprehensive income (loss):
Net income	-	-	-	56,573	-	-	56,573
Other comprehensive loss, net of tax	-	-	-	-	(124,280)	-	(124,280)
Purchases of common stock for treasury	-	-	-	-	-	(15,340)	(15,340)
Share-based compensation plans:
Share-based compensation	-	-	2,551	-	-	-	2,551
Restricted stock units released	-	-	(1,628)	-	-	1,628	-
Restricted stock awards issued, net	-	-	(360)	-	-	360	-
Stock awards	-	-	(32)	-	-	231	199
Cash dividends declared:
Series A 3% Preferred–$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred–$8.48 per share	-	-	-	(1,455)	-	-	(1,455)
Common–$1.16 per share	-	-	-	(17,781)	-	-	(17,781)
Balance at December 31, 2022	$17,292	$161	$126,636	$421,340	$(137,487)	$(22,337)	$405,605
Comprehensive income (loss):
Net income	-	-	-	50,264	-	-	50,264
Other comprehensive income, net of tax	-	-	-	-	17,546	-	17,546
Purchases of common stock for treasury	-	-	-	-	-	(571)	(571)
Share-based compensation plans:
Share-based compensation	-	-	1,674	-	-	-	1,674
Restricted stock units released	-	-	(1,764)	-	-	1,764	-
Restricted stock awards issued, net	-	-	(590)	-	-	590	-
Stock awards	-	-	(115)	-	-	310	195
Cash dividends declared:
Series A 3% Preferred–$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred–$8.48 per share	-	-	-	(1,455)	-	-	(1,455)
Common–$1.20 per share	-	-	-	(18,458)	-	-	(18,458)
Balance at December 31, 2023	$17,292	$161	$125,841	$451,687	$(119,941)	$(20,244)	$454,796
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$50,264	$56,573	$77,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,091	8,112	8,049
Net amortization of premiums on securities	3,466	4,970	5,493
Provision (benefit) for credit losses	13,681	13,311	(8,336)
Share-based compensation	1,674	2,551	1,743
Deferred income tax (benefit) expense	(1,348)	(4,382)	5,218
Proceeds from sale of loans held for sale	19,316	31,556	81,334
Originations of loans held for sale	(19,570)	(24,677)	(80,281)
Income on company owned life insurance	(12,106)	(5,542)	(2,947)
Net gain on sale of loans held for sale	(566)	(1,227)	(2,950)
Net loss (gain) on investment securities	3,576	15	(71)
Net loss (gain) on other assets	6	16	(441)
Restructuring charges	114	1,619	392
Increase in other assets	(56,076)	(29,902)	(9,342)
Increase (decrease) in other liabilities	372	80,580	(2,596)
Net cash provided by operating activities	10,894	133,573	72,962
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(51,472)	(75,269)	(784,064)
Held to maturity	(3,145)	(38,551)	(18,425)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	83,412	122,591	150,919
Held to maturity	43,601	54,479	83,684
Proceeds from sales of securities available for sale	50,515	6,252	51,891
Net loan originations	(420,234)	(376,251)	(90,058)
Purchases of company owned life insurance, net of benefits received	(53,655)	(35,564)	(20,056)
Proceeds from surrender of company owned life insurance	43,880	25,522	-
Proceeds from sales of other assets	-	-	3,510
Purchases of premises and equipment	(2,992)	(8,369)	(9,403)
Cash consideration paid for acquisition, net of cash acquired	-	-	(1,420)
Net cash used in investing activities	(310,090)	(325,160)	(633,422)
Cash flows from financing activities:
Net increase in deposits	283,488	102,334	548,723
Net (decrease) increase in short-term borrowings	(20,000)	175,000	24,700
Repurchase of preferred stock	-	-	(43)
Issuance of long-term debt	50,000	-	-
Purchases of common stock for treasury	(571)	(15,340)	(9,235)
Cash dividends paid to preferred shareholders	(1,459)	(1,459)	(1,460)
Cash dividends paid to common shareholders	(18,286)	(17,594)	(16,991)
Net cash provided by financing activities	293,172	242,941	545,694
Net (decrease) increase in cash and cash equivalents	(6,024)	51,354	(14,766)
Cash and cash equivalents, beginning of period	130,466	79,112	93,878
Cash and cash equivalents, end of period	$124,442	$130,466	$79,112

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Institutions, Inc. (individually referred to herein as the “Parent Company” and together with all of its subsidiaries, collectively referred to herein as the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). At December 31, 2023, the Company conducted its business through its subsidiaries: Five Star Bank (the “Bank”), a New York chartered bank; SDN Insurance Agency, LLC (“SDN”), a full-service insurance agency; and Courier Capital, LLC (“Courier Capital”), a Securities and Exchange Commission (“SEC”)-registered investment advisory and wealth management firm. The Company provides a full range of banking and related financial services to consumer, commercial and municipal customers through its bank and non-bank subsidiaries.

On May 1, 2023, the Company completed the merger of its wholly-owned SEC-registered investments advisory firms, under which HNP Capital, LLC merged with and into Courier Capital. The merger was accounted for under Accounting Standards Codification (“ASC”) 805-50-15 — Transactions Between Entities Under Common Control, as an exchange of assets in which Courier Capital recognized the assets and liabilities transferred at historical cost basis at the date of transfer. Corn Hill Innovations Lab, LLC, which oversaw the Company’s Banking-as-a-Service (“BaaS”) and financial technology (“FinTech”) relationships, was dissolved on March 28, 2023, and all assets and liabilities were transferred to the Bank.

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

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2023	2022	2021
Supplemental information:
Cash paid for interest	$133,847	$32,571	$14,709
Cash paid for income taxes, net of refunds received	6,298	3,398	10,832
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	142	19	-
Accrued and declared unpaid dividends	4,982	4,811	4,624
Common stock issued for acquisition	-	-	301
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	-	-	712

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

The Company originates and sells certain residential real estate loans in the secondary market. The Company typically retains the right to service the mortgages upon sale. Mortgage-servicing rights (“MSRs”) represent the cost of acquiring the contractual rights to service loans for others. MSRs are recorded at their fair value at the time a loan is sold, and servicing rights are retained. MSRs are reported in other assets in the consolidated statements of financial position and are amortized to noninterest income in the consolidated statements of income in proportion to and over the period of estimated net servicing income. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions to estimate future net servicing income, which include estimates of the cost to service the loan, the discount rate, an inflation rate and prepayment speeds. On a quarterly basis, the Company evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs, the Company stratifies the related mortgage loans on the basis of their predominant risk characteristics, such as interest rates, year of origination and term, using discounted cash flows and market-based assumptions. Impairment of MSRs is recognized through a valuation allowance, determined by estimating the fair value of each stratum and comparing it to its carrying value. Subsequent increases in fair value are adjusted through the valuation allowance, but only to the extent of the valuation allowance.

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

December 31, 2023, 2022 and 2021

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

The Company evaluates loan modifications to determine whether a modification represents a new loan or a continuation of an existing loan and discloses information about the type and magnitude of certain loan modifications made to borrowers experiencing financial difficulty. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination of these concessions.

See Allowance for Credit Losses below for further policy discussion and see Note 5, Loans, for additional information.

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

December 31, 2023, 2022 and 2021

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

December 31, 2023, 2022 and 2021

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Individually Evaluated Loans

Excluded from pooled analysis are loans to be individually evaluated due to the assets not maintaining similar risk characteristics to those in the six designated segments. These loans are generally considered to be collateral dependent and, therefore, an analysis of the collateral position versus the pooled loan discounted cash flow approach better reflects the potential loss. Individually evaluated accounts include: loans over 90 days past due, loans to borrowers experiencing financial difficulty, loans placed on non-accrual status and classified assets with exposure greater than $2.0 million.

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

December 31, 2023, 2022 and 2021

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized as a provision for credit loss expense in the consolidated statements of income. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings are based on historical averages of funding rates (i.e., the likelihood of draws taken). Average funding rates are determined based on the most recent 20 quarters (5 years) of actual fundings on lines of credit. The average funding rate for each segment is compared to the current funding rate on each line to determine the average fundings available to be drawn. The fund up rate (the difference between the average funding rate and the current funding rate) for each segment is then applied within the Current Expected Credit Losses (“CECL”) model to the unfunded commitment balance to estimate the expected future fundings under each segment. The loss rate derived for each segment in the current CECL calculation is then applied to the expected future fundings to derive the estimate of allowance for credit losses for unfunded commitments.

(i.) Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are initially recorded at fair value less estimated costs to sell, which establishes the cost basis. Subsequently, other real estate owned is carried at the lower of the cost basis or fair value less estimated selling costs. At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for credit losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for credit losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed, and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned was $142 thousand and $19 thousand at December 31, 2023 and 2022, respectively.

(j.) Company Owned Life Insurance (“COLI”)

The Company holds life insurance policies on certain current and former employees and is the owner and beneficiary of the policies. The Company invests in these policies to provide an efficient form of funding for long-term retirement and other employee benefit costs. Certain life insurance policies have a stable value contract that provides limited cash surrender value protection from declines in the value of the policy’s underlying investments and may result in an extended surrender redemption period. The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and changes in cash surrender value are recorded as noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as noninterest income.

(k.) Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The Company generally amortizes buildings and building improvements over a period of 15–39 years and software, furniture and equipment over a period of 3–10 years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements. Premises and equipment are periodically reviewed for impairment or when circumstances present indicators of impairment.

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

December 31, 2023, 2022 and 2021

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value. If the calculated fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. However, if the carrying value of a reporting unit exceeds its calculated fair value, a goodwill impairment charge is recognized. See Note 7, Goodwill and Other Intangible Assets, for additional information on goodwill and other intangible assets.

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

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. FHLBNY stock totaled $11.0 million and $13.0 million as of December 31, 2023 and 2022, respectively.

As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $6.4 million as of December 31, 2023 and 2022.

(n.) Equity Method Investments

The Company has investments in limited partnerships, primarily Small Business Investment Companies, and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $16.9 million and $12.9 million as of December 31, 2023 and 2022, respectively.

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

Cash flows from the settlement of derivatives, including both economic hedges and those designated in hedge accounting relationships, appear on our statements of cash flows in the same categories as the cash flow of the hedged item.

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

December 31, 2023, 2022 and 2021

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

December 31, 2023, 2022 and 2021

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

The tax credit investments are included in other assets in the consolidated statements of financial condition and totaled $68.3 million and $55.6 million as of December 31, 2023 and 2022, respectively. The Company does not have any loss reserves recorded related to these investments because it believes the likelihood of any loss is remote. For all legally binding unfunded equity commitments, the Company increases its recognized investment and recognizes a liability. As of December 31, 2023 and 2022, the Company had liabilities of $14.0 million and $4.8 million, respectively, related to these investments that are included in other liabilities in the consolidated statements of financial condition. The Company continues to invest in these limited partnerships.

(v.) Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. In addition to net income, other components of the Company’s comprehensive income (loss) include the after-tax effect of changes in net unrealized gain / loss on securities available for sale, changes in unrealized gain / loss on hedging derivative instruments and changes in net actuarial gain/loss on defined benefit post-retirement plans. Comprehensive income (loss) is reported in the accompanying consolidated statements of changes in shareholders’ equity and consolidated statements of comprehensive (loss) income. See Note 16, Accumulated Other Comprehensive Income (Loss), for additional information.

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

December 31, 2023, 2022 and 2021

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic EPS is computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards. Diluted EPS reflects the assumed conversion of all potential dilutive securities. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 19, Earnings Per Common Share.

(x.) Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation. These reclassifications did not result in any changes to previously reported net income or shareholders’ equity.

(y.) Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. ASU 2022-02 became effective for the Company on January 1, 2023 and was applied on a prospective basis. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. See Note 5, Loans, for additional information regarding loan refinancings and restructurings made when a borrower is experiencing financial difficulties and updates to vintage disclosures.

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging — Portfolio Layer Method. The ASU expands the scope in which an entity can apply the portfolio layer method of hedge accounting, allowing for more consistent accounting for similar hedges. The amendments in this update became effective for the Company on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Standards Not Yet Effective

In March 2023, the FASB issued ASU No. 2023-02, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The ASU allows for entities to consistently account for tax credit equity investments utilizing the proportional amortization method across all types of tax credits when certain requirements are met. The election of proportional amortization method must be made on a programmatic basis rather than an individual investment basis. For previously held tax credit investments, the amendments will be applied either on a modified retrospective basis or a retrospective basis. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments expand the disclosure requirements of segment expenses, as well as adding disclosure of the title and position of the chief operation decision maker “CODM” and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources is also required. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance may require additional disclosure in the Company’s financial statement related to segments.

In December 2023, the FASB issued ASU 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures. The amendments expand the disclosure requirements of income taxes, primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred income tax liabilities. The amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

The Company incurred total pre-tax expense related to the branch closures of approximately $1.7 million, including approximately $0.2 million in employee severance, $0.5 million in lease termination costs and $1.0 million in valuation adjustments on branch facilities during 2020. Additional related restructuring charges of $200 thousand and $1.6 million were incurred in 2023 and 2022, respectively, as a result of property valuation adjustments to write-down certain real estate assets to fair market value based on existing purchase offers and current market conditions.

The following table represents the consolidated statements of income classification of the Company’s restructuring charges (in thousands):

	Income Statement Location	2023	2022	2021
Release of restructuring reserve	Restructuring charges	$(4)	$-	$-
Valuation adjustments	Restructuring charges	200	1,619	111
Other	Restructuring charges	(82)	-	11
Total		$114	$1,619	$122

The following table represents the changes in the restructuring reserve (in thousands):

Amount
Balance, December 31, 2020	$1,245
Restructuring charges	122
Cash payments	(192)
Charges against assets	(730)
Balance, December 31, 2021	445
Restructuring charges	1,619
Cash payments	(59)
Charges against assets	(1,703)
Balance, December 31, 2022	302
Restructuring charges	114
Other	82
Cash payments	(53)
Charges against assets	(200)
Balance, December 31, 2023	$245

In contemplation of the transactions noted above, certain long-lived assets had met the held for sale criteria as of December 31, 2023 and 2022. Long lived assets held for sale totaled $629 thousand and $1.5 million as of December 31, 2023 and 2022, respectively. For the year ended December 31, 2023 the Company recognized a $44 thousand gain on the sale of long-lived assets held for sale.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(3.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$24,535	$-	$2,724	$21,811
Mortgage-backed securities:
Federal National Mortgage Association	449,418	-	61,219	388,199
Federal Home Loan Mortgage Corporation	402,399	488	59,665	343,222
Government National Mortgage Association	126,417	252	21,409	105,260
Collateralized mortgage obligations:
Federal National Mortgage Association	10,954	-	2,343	8,611
Federal Home Loan Mortgage Corporation	19,766	-	4,186	15,580
Government National Mortgage Association	4,501	221	-	4,722
Privately issued	-	325	-	325
Total mortgage-backed securities	1,013,455	1,286	148,822	865,919
Total available for sale securities	$1,037,990	$1,286	$151,546	$887,730
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$16,513	$-	$530	$15,983
State and political subdivisions	68,854	34	5,106	63,782
Mortgage-backed securities:
Federal National Mortgage Association	5,729	-	467	5,262
Federal Home Loan Mortgage Corporation	7,648	-	1,269	6,379
Government National Mortgage Association	20,223	-	1,703	18,520
Collateralized mortgage obligations:
Federal National Mortgage Association	11,432	-	851	10,581
Federal Home Loan Mortgage Corporation	14,196	-	968	13,228
Government National Mortgage Association	3,565	-	270	3,295
Total mortgage-backed securities	62,793	-	5,528	57,265
Total held to maturity securities	148,160	$34	$11,164	$137,030
Allowance for credit losses – securities	(4)
Total held to maturity securities, net	$148,156

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS debt securities, AIR totaled $2.1 million as of December 31, 2023 and December 31, 2022. For HTM debt securities, AIR totaled $571 thousand and $695 thousand as of December 31, 2023 and December 31, 2022, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the years ended December 31, 2023 and 2022, credit loss (credit) expense for HTM investment securities was a credit of $1 thousand and less than $1 thousand, respectively.

Investment securities with a total fair value of $845.2 million and $850.4 million at December 31, 2023 and 2022, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	2023	2022	2021
Taxable interest and dividends	$22,048	$22,498	$16,736
Tax-exempt interest and dividends	1,575	2,043	2,355
Total interest and dividends on securities	$23,623	$24,541	$19,091

Sales of securities available for sale for the years ended December 31 were as follows (in thousands):

	2023	2022	2021
Proceeds from sales	$50,515	$6,252	$51,891
Gross realized gains	-	-	251
Gross realized losses	3,576	15	180

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(3.) INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2023 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$37	$36
Due from one to five years	41,028	37,505
Due after five years through ten years	133,978	119,497
Due after ten years	862,947	730,692
Total available for sale securities	$1,037,990	$887,730
Debt securities held to maturity:
Due in one year or less	$26,357	$26,202
Due from one to five years	30,785	30,100
Due after five years through ten years	30,028	27,140
Due after ten years	60,990	53,588
Total held to maturity securities	$148,160	$137,030

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are summarized as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$-	$21,811	$2,724	$21,811	$2,724
Mortgage-backed securities:
Federal National Mortgage Association	8	-	388,191	61,219	388,199	61,219
Federal Home Loan Mortgage Corporation	-	-	314,854	59,665	314,854	59,665
Government National Mortgage Association	-	-	86,475	21,409	86,475	21,409
Collateralized mortgage obligations:
Federal National Mortgage Association	-	-	8,611	2,343	8,611	2,343
Federal Home Loan Mortgage Corporation	-	-	15,580	4,186	15,580	4,186
Total mortgage-backed securities	8	-	813,711	148,822	813,719	148,822
Total available for sale securities	8	-	835,522	151,546	835,530	151,546
Total temporarily impaired securities	$8	$-	$835,522	$151,546	$835,530	$151,546
December 31, 2022
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$-	$21,115	$3,420	$21,115	$3,420
Mortgage-backed securities:
Federal National Mortgage Association	154,006	14,708	315,598	61,485	469,604	76,193
Federal Home Loan Mortgage Corporation	28,493	2,199	313,728	66,409	342,221	68,608
Government National Mortgage Association	10,301	921	83,841	17,116	94,142	18,037
Collateralized mortgage obligations:
Federal National Mortgage Association	1,000	94	8,572	2,509	9,572	2,603
Federal Home Loan Mortgage Corporation	-	-	17,356	4,163	17,356	4,163
Total mortgage-backed securities	193,800	17,922	739,095	151,682	932,895	169,604
Total available for sale securities	193,800	17,922	760,210	155,102	954,010	173,024
Total temporarily impaired securities	$193,800	$17,922	$760,210	$155,102	$954,010	$173,024

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(3.) INVESTMENT SECURITIES (Continued)

The total number of available for sale securities positions, for which an allowance for credit losses has not been recorded, in the investment portfolio in an unrealized loss position at December 31, 2023 was 201 compared to 226 at December 31, 2022. At December 31, 2023, the Company had a position in 198 investment securities with a fair value of $835.5 million and a total unrealized loss of $151.5 million that has been in a continuous unrealized loss position for more than 12 months. At December 31, 2023, there were a total of three securities positions in the Company’s investment portfolio with a fair value of $8 thousand and a total unrealized loss of less than $1 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2022, the Company had a position in 127 investment securities with a fair value of $760.2 million and a total unrealized loss of $155.1 million that has been in a continuous unrealized loss position for more than 12 months. At December 31, 2022, there were a total of 99 securities positions in the Company’s investment portfolio with a fair value of $193.8 million and a total unrealized loss of $17.9 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of December 31, 2023, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company expects to recover the amortized cost basis of its investments and more than likely will not need to sell before the recovery period for operating purposes, with no impairment identified. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of December 31, 2023, $64.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $4.2 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2022, $90.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $6.9 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, as of December 31, 2022, no municipal bonds were rated below investment grade.

As of December 31, 2023, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(4.) LOANS HELD FOR SALE AND LOAN SERVICING RIGHTS

Loans held for sale were entirely comprised of residential real estate loans and totaled $1.4 million and $550 thousand as of December 31, 2023 and 2022, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $269.4 million and $275.3 million as of December 31, 2023 and 2022, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $4.8 million as of December 31, 2023 and 2022.

The activity in capitalized loan servicing assets is summarized as follows for the years ended December 31 (in thousands):

	2023	2022	2021
Mortgage servicing assets, beginning of year	$1,470	$1,518	$1,376
Originations	436	210	520
Amortization	(446)	(258)	(378)
Mortgage servicing assets, end of year	1,460	1,470	1,518
Valuation allowance	(78)	-	(1)
Mortgage servicing assets, net, end of year	$1,382	$1,470	$1,517

(5.) LOANS

The Company’s loan portfolio consisted of the following at December 31 (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
2023
Commercial business	$734,947	$753	$735,700
Commercial mortgage	2,009,269	(3,950)	2,005,319
Residential real estate loans	637,173	12,649	649,822
Residential real estate lines	73,972	3,395	77,367
Consumer indirect	915,723	33,108	948,831
Other consumer	45,167	(67)	45,100
Total	$4,416,251	$45,888	4,462,139
Allowance for credit losses – loans			(51,082)
Total loans, net			$4,411,057
2022
Commercial business	$663,611	$638	$664,249
Commercial mortgage	1,683,814	(3,974)	1,679,840
Residential real estate loans	576,279	13,681	589,960
Residential real estate lines	74,432	3,238	77,670
Consumer indirect	985,580	38,040	1,023,620
Other consumer	15,002	108	15,110
Total	$3,998,718	$51,731	4,050,449
Allowance for credit losses – loans			(45,413)
Total loans, net			$4,005,036

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(5.) LOANS (Continued)

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2023 and December 31, 2022, AIR for loans totaled $21.8 million and $16.6 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. Borrowings by these related parties amounted to $40.0 million and $37.8 million at December 31, 2023 and 2022, respectively. During 2023, new borrowings amounted to $10.7 million (including borrowings of executive officers and directors that were outstanding at the time of their appointment), and repayments and other reductions were $8.5 million.

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of December 31 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
2023
Commercial business	$341	$-	$-	$341	$5,664	$728,942	$734,947	$341
Commercial mortgage	5,900	727	-	6,627	10,563	1,992,079	2,009,269	10,563
Residential real estate loans	2,614	80	-	2,694	6,364	628,115	637,173	6,364
Residential real estate lines	163	20	-	183	221	73,568	73,972	221
Consumer indirect	16,128	3,204	-	19,332	3,814	892,577	915,723	3,814
Other consumer	122	27	21	170	13	44,984	45,167	13
Total loans, gross	$25,268	$4,058	$21	$29,347	$26,639	$4,360,265	$4,416,251	$21,316
2022
Commercial business	$176	$10	$-	$186	$340	$663,085	$663,611	$233
Commercial mortgage	-	-	-	-	2,564	1,681,250	1,683,814	659
Residential real estate loans	1,306	28	-	1,334	4,071	570,874	576,279	4,071
Residential real estate lines	264	102	-	366	142	73,924	74,432	142
Consumer indirect	12,637	2,073	-	14,710	3,079	967,791	985,580	3,079
Other consumer	111	1	1	113	1	14,888	15,002	1
Total loans, gross	$14,494	$2,214	$1	$16,709	$10,197	$3,971,812	$3,998,718	$8,185

There was $21 thousand and $1 thousand in consumer overdrafts which were past due greater than 90 days as of December 31, 2023 and 2022, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(5.) LOANS (Continued)

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2023, 2022 and 2021. For the years ended December 31, 2023, 2022 and 2021, estimated interest income of $589 thousand, $391 thousand, and $211 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

Loans Modifications for Borrower Experiencing Financial Difficulty

Loans may be modified when it is determined that a borrower is experiencing financial difficulty. Loan modifications may include principal forgiveness, interest rate reduction, an other-than-insignificant payment delay, and term extensions, or a combination of these concessions.

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted as of December 31, 2023 (in thousands):

	Amortized Cost Basis
Loan Type	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction	Total	% of Total Loans
Commercial business	$-	$-	$-	$-	$-	$-	0.0%
Commercial mortgage	-	-	-	-	-	-	0.0%
Residential real estate loans	-	935	-	-	-	935	0.1%
Residential real estate lines	-	-	-	-	-	-	0.0%
Consumer indirect	-	-	-	-	-	-	0.0%
Other consumer	-	-	-	-	-	-	0.0%
Total	$-	$935	$-	$-	$-	$935	0.0%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.0 years to the life of the loans, which reduced monthly payment amount for the borrower.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified during the year ended December 31, 2023 (in thousands):

Payment Status (Amortized Cost Basis)
Loan Type	Current	30-89 Days Past Due	90+ Days Past Due
Commercial business	$-	$-	$-
Commercial mortgage	-	-	-
Residential real estate loans	611	-	324
Residential real estate lines	-	-	-
Consumer indirect	-	-	-
Other consumer	-	-	-
Total	$611	$-	$324

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

	Collateral Type
	Business Assets	Real Property	Total	Specific Reserve
December 31, 2023
Commercial business	$8,698	$5,000	$13,698	$2,198
Commercial mortgage	-	26,575	26,575	559
Total	$8,698	$31,575	$40,273	$2,757

December 31, 2022
Commercial business	$147	$993	$1,140	$126
Commercial mortgage	-	21,592	21,592	1,152
Total	$147	$22,585	$22,732	$1,278

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

December 31, 2023, 2022 and 2021

(5.) LOANS (Continued)

The following tables sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Commercial Business:
Uncriticized	$111,035	$124,572	$77,079	$49,531	$21,971	$64,648	$257,585	$-	$706,421
Special mention	7,532	-	2,400	-	114	-	2,442	-	12,488
Substandard	1,609	11	81	-	-	888	8,532	-	11,121
Doubtful	-	5,097	-	-	14	397	162	-	5,670
Total	$120,176	$129,680	$79,560	$49,531	$22,099	$65,933	$268,721	$-	$735,700
Current period gross write-offs	$-	$5	$3	$31	$8	$235	$-	$-	$282
Commercial Mortgage:
Uncriticized	$350,370	$603,686	$328,916	$209,213	$151,022	$294,703	$-	$-	$1,937,910
Special mention	-	494	17,136	8,982	119	11,355	-	-	38,086
Substandard	-	338	212	918	-	17,291	-	-	18,759
Doubtful	1,397	-	4,098	14	67	4,988	-	-	10,564
Total	$351,767	$604,518	$350,362	$219,127	$151,208	$328,337	$-	$-	$2,005,319
Current period gross write-offs	$981	$-	$-	$13	$-	$18	$-	$-	$1,012

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2022
Commercial Business:
Uncriticized	$146,581	$105,001	$61,115	$29,644	$39,625	$21,467	$244,848	$-	$648,281
Special mention	238	2,351	8,736	7	5	-	1,809	-	13,146
Substandard	-	72	-	42	516	1,034	1,158	-	2,822
Doubtful	-	-	-	-	-	-	-	-	-
Total	$146,819	$107,424	$69,851	$29,693	$40,146	$22,501	$247,815	$-	$664,249
Commercial Mortgage:
Uncriticized	$464,863	$380,138	$260,463	$171,918	$116,770	$248,771	$-	$-	$1,642,923
Special mention	-	-	2,319	136	-	11,784	-	-	14,239
Substandard	2,987	202	105	78	10,104	9,202	-	-	22,678
Doubtful	-	-	-	-	-	-	-	-	-
Total	$467,850	$380,340	$262,887	$172,132	$126,874	$269,757	$-	$-	$1,679,840

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(5.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
December 31, 2023
Residential Real Estate Loans:
Performing	$112,704	$80,117	$80,323	$109,601	$70,325	$190,388	$-	$-	$643,458
Nonperforming	-	384	1,190	1,354	1,137	2,299	-	-	6,364
Total	$112,704	$80,501	$81,513	$110,955	$71,462	$192,687	$-	$-	$649,822
Current period gross write-offs	$-	$-	$-	$-	$32	$95	$-	$-	$127
Residential Real Estate Lines:
Performing	$-	$-	$-	$-	$-	$-	$72,128	$5,018	$77,146
Nonperforming	-	-	-	-	-	-	55	166	221
Total	$-	$-	$-	$-	$-	$-	$72,183	$5,184	$77,367
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$28	$13	$41
Consumer Indirect:
Performing	$247,194	$336,369	$232,891	$78,652	$31,091	$18,820	$-	$-	$945,017
Nonperforming	724	1,083	1,273	380	224	130	-	-	3,814
Total	$247,918	$337,452	$234,164	$79,032	$31,315	$18,950	$-	$-	$948,831
Current period gross write-offs	$1,371	$6,279	$5,845	$1,787	$1,282	$1,459	$-	$-	$18,023
Other Consumer:
Performing	$35,483	$3,990	$1,424	$949	$217	$256	$2,747	$-	$45,066
Nonperforming	13	-	-	-	-	-	21	-	34
Total	$35,496	$3,990	$1,424	$949	$217	$256	$2,768	$-	$45,100
Current period gross write-offs	$902	$127	$105	$52	$31	$20	$47	$-	$1,284

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(5.) LOANS (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2022	2021	2020	2019	2018	Prior
December 31, 2022
Residential Real Estate Loans:
Performing	$79,882	$85,821	$118,819	$76,437	$55,520	$169,410	$-	$-	$585,889
Nonperforming	-	305	510	795	677	1,784	-	-	4,071
Total	$79,882	$86,126	$119,329	$77,232	$56,197	$171,194	$-	$-	$589,960
Residential Real Estate Lines:
Performing	$-	$-	$-	$-	$-	$-	$70,942	$6,586	$77,528
Nonperforming	-	-	-	-	-	-	34	108	142
Total	$-	$-	$-	$-	$-	$-	$70,976	$6,694	$77,670
Consumer Indirect:
Performing	$440,332	$331,902	$126,664	$59,981	$39,352	$22,310	$-	$-	$1,020,541
Nonperforming	748	1,209	432	381	205	104	-	-	3,079
Total	$441,080	$333,111	$127,096	$60,362	$39,557	$22,414	$-	$-	$1,023,620
Other Consumer:
Performing	$6,463	$2,664	$2,043	$761	$213	$308	$2,656	$-	$15,108
Nonperforming	-	-	-	-	-	-	2	-	2
Total	$6,463	$2,664	$2,043	$761	$213	$308	$2,658	$-	$15,110

Allowance for Credit Losses – Loans

The following tables set forth the changes in the allowance for credit losses – loans for the years ended December 31 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
2023
Beginning balance	12,585	14,412	3,301	608	14,238	269	$45,413
Charge-offs	(282)	(1,012)	(127)	(41)	(18,023)	(1,284)	(20,769)
Recoveries	391	977	38	-	10,428	391	12,225
Provision	408	1,481	2,074	197	7,456	2,597	14,213
Ending balance	$13,102	$15,858	$5,286	$764	$14,099	$1,973	$51,082

2022
Beginning balance	11,099	14,777	1,604	379	11,611	206	$39,676
Charge-offs	(312)	(1,170)	(303)	(38)	(13,215)	(1,682)	(16,720)
Recoveries	376	2,023	24	39	8,677	343	11,482
Provision (benefit)	1,422	(1,218)	1,976	228	7,165	1,402	10,975
Ending balance	$12,585	$14,412	$3,301	$608	$14,238	$269	$45,413

2021
Beginning balance	13,580	21,763	3,924	674	12,165	314	52,420
Charge-offs	(669)	(3,999)	(148)	(141)	(7,236)	(1,026)	(13,219)
Recoveries	881	185	92	-	5,980	321	7,459
(Benefit) provision	(2,693)	(3,172)	(2,264)	(154)	702	597	(6,984)
Ending balance	$11,099	$14,777	$1,604	$379	$11,611	$206	$39,676

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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
(6.) PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment at December 31 are summarized as follows (in thousands):

	2023(1)	2022(1)
Land and land improvements	$5,019	$5,019
Buildings and leasehold improvements	52,601	51,206
Furniture, fixtures, equipment and vehicles	45,369	44,974
Premises and equipment	102,989	101,199
Accumulated depreciation and amortization	(63,087)	(59,213)
Premises and equipment, net	$39,902	$41,986

(1)
The premises and equipment balances exclude amounts reclassified to assets held for sale. See Note 2, Restructuring Charges, for additional information.

Depreciation and amortization expense included in occupancy and equipment expense on the consolidated statements of income for the years ended December 31 was as follows (in thousands):

	2023	2022	2021
Occupancy and equipment expense	$3,658	$3,971	$3,905
Computer and data processing expense	1,367	888	659
Total depreciation and amortization expense	$5,025	$4,859	$4,564

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(7.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual impairment test of goodwill as of October 1st of each year. See Note 1, Summary of Significant Accounting Policies, for the Company’s accounting policy for goodwill and other intangible assets.

The Company considered the continued capital markets downturn for bank stocks due to macroeconomic pressures, including inflation, along with volatility in the banking industry as a result of recent bank failures during the first half of 2023, a “triggering event” for purposes of a goodwill impairment test, and a quantitative assessment of the Banking reporting unit was performed in the second quarter of 2023. Based on this quantitative assessment, the Company concluded that there was no goodwill impairment as of June 30, 2023. At that time, a qualitative assessment was performed for the SDN and Courier Capital reporting units and the Company concluded no quantitative assessment was deemed necessary as of June 30, 2023.

The Company completed annual impairment assessments for all reporting units during the fourth quarter of 2023, utilizing a quantitative assessment. Based on the results of the 2023 annual impairment tests, management concluded that there was no goodwill impairment. There were no goodwill impairment charges recorded in 2023, 2022 or 2021.

Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

The change in the balance for goodwill during the years ended December 31 was as follows (in thousands):

	Banking	All Other(1)	Total
Balance, December 31, 2021	$48,536	$18,535	$67,071
No activity during the period	-	-	-
Balance, December 31, 2022	48,536	18,535	67,071
No activity during the period	-	-	-
Balance, December 31, 2023	$48,536	$18,535	$67,071

(1)
All Other includes the SDN, Courier Capital and HNP prior to the May 1, 2023 merger. The amounts are reported net of $4.7 million accumulated impairment related to the SDN reporting unit.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Changes in the gross carrying amount, accumulated amortization and net book value for the years ended December 31 were as follows (in thousands):

	2023	2022
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,042)	(2,042)
Net book value	$-	$-

Other intangibles:
Gross carrying amount	$14,545	$14,545
Accumulated amortization	(9,112)	(8,202)
Net book value	$5,433	$6,343

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(7.) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other intangibles amortization expense was $910 thousand for the year ended December 31, 2023. Core deposit intangibles and other intangibles amortization expense was $3 thousand and $983 thousand, respectively, for the year ended December 31, 2022. Core deposit intangibles and other intangibles amortization expense was $25 thousand and $1.0 million, respectively, for the year ended December 31, 2021. Estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Amount
2024	$838
2025	766
2026	694
2027	623
2028	551
Thereafter	1,961
Total	$5,433

(8.) LEASES

Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. The Company is obligated under a number of non-cancellable operating lease agreements for land, buildings and equipment with terms, including renewal options reasonably certain to be exercised, extending through 2061. Two building leases were subleased with terms that extended through December 31, 2024.

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities as of December 31 (in thousands):

	Balance Sheet Location	2023	2022
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$38,684	$36,723
Accumulated amortization	Other assets	(7,160)	(5,603)
Net book value		$31,524	$31,120

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$33,788	$33,229

The weighted average remaining lease term for operating leases was 20.6 years at December 31, 2023 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.91%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(8.) LEASES (Continued)

The following table represents lease costs and other lease information for the years ended December 31 (in thousands):

	2023	2022	2021
Lease Costs:
Operating lease costs	$3,082	$2,885	$2,830
Variable lease costs (1)	406	475	427
Sublease income	(106)	(69)	(23)
Net lease costs	$3,382	$3,291	$3,234

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,963	$2,587	$2,647
Right of use assets obtained in exchange for new operating lease liabilities	$2,249	$11,006	$4,251

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2023 (in thousands):

Amount
2024	$2,984
2025	2,887
2026	2,733
2027	2,703
2028	2,420
Thereafter	37,013
Total future minimum operating lease payments	50,740
Amounts representing interest	(16,952)
Present value of net future minimum operating lease payments	$33,788

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(9.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of December 31 is as follows (in thousands):

	2023	2022
Other Assets
Tax credit investments	$68,253	$55,568
Net deferred tax asset	48,733	53,427
Derivative instruments	43,506	54,557
Operating lease right of use assets	31,524	31,120
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock	17,406	19,385
Accrued interest receivable	24,481	19,371
Other	80,454	29,564
Total other assets	$314,357	$262,992

Other Liabilities
Collateral on derivative instruments	$40,350	$54,300
Derivative instruments	37,521	47,751
Operating lease right of use obligations	33,788	33,229
Accrued interest expense	19,412	5,983
Other	52,570	41,758
Total other liabilities	$183,641	$183,021

Included in other assets at December 31, 2023 was a receivable of $37.9 million related to the surrender of a COLI policy in connection with the surrender and redeploy strategy during the fourth quarter of 2023. The Company expects to receive the proceeds from this transaction in the first half of 2024.

(10.) DEPOSITS

A summary of deposits as of December 31 is as follows (in thousands):

	2023	2022
Noninterest-bearing demand	$1,010,614	$1,139,214
Interest-bearing demand	713,158	863,822
Savings and money market	2,084,444	1,643,516
Time deposits, due:
Within one year	1,310,495	1,238,202
One to two years	79,684	35,046
Two to three years	12,391	4,952
Three to four years	1,634	3,386
Four to five years	492	1,286
Thereafter	-	-
Total time deposits	1,404,696	1,282,872
Total deposits	$5,212,912	$4,929,424

As of December 31, 2023 and 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $1.82 billion, or 35% of total deposits, and $1.29 billion, or 26% of total deposits, respectively. The portion of time deposits by account that were in excess of the FDIC insurance limit at December 31, 2023 and 2022 amounted to $302.6 million and $258.7 million, respectively.

As of December 31, 2023 and 2022, respectively, $206.8 million and $207.2 million of interest-bearing demand deposits and $50.0 million and $140.0 million of time deposits are brokered deposit accounts.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(10.) DEPOSITS (Continued)

Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	2023	2022	2021
Interest-bearing demand	$7,127	$2,180	$1,156
Savings and money market	41,424	9,778	3,363
Time deposits	58,810	11,036	3,599
Total interest expense on deposits	$107,361	$22,994	$8,118

Interest expense included in the table above attributable to brokered deposits was $20.2 million, $5.1 million and $588 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

(11.) BORROWINGS

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of December 31 (in thousands):

	2023	2022
Short-term borrowings:
FHLB borrowings	$107,000	$205,000
FRB borrowings	78,000	-
Total short-term borrowings	185,000	205,000
Long-term borrowings:
FHLB borrowings	50,000	-
Subordinated notes, net	74,532	74,222
Total long-term borrowings	124,532	74,222
Total borrowings	$309,532	$279,222

Short-term borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which the Company typically utilizes to address short-term funding needs as they arise. Short-term FHLB borrowings at December 31, 2023 and 2022 consisted of $107.0 million and $205.0 million, respectively. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. In May 2023, we borrowed $15.0 million under the FRB Bank Term Funding Program at an interest rate of 4.80%, which matures on May 8, 2024. In December 2023, we borrowed an additional $50.0 million under the program at an interest rate of 4.89%, which matures on December 13, 2024, and $13.0 million at an interest rate of 4.88%, which matures on December 20, 2024. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. At December 31, 2023 and 2022, the Company’s short-term borrowings had a weighted average rate of 5.29% and 4.60%, respectively.

As of December 31, 2023, $50.0 million of the short-term borrowings balance is designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%; $30.0 million is designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%; and $25.0 million is designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2023 and 2022, no amounts have been drawn on the line of credit.

Long-term borrowings

As of December 31, 2023 we had a long-term advance payable to FHLB of $50.0 million. The advance matures on January 20, 2026 and bears interest at a fixed rate of 4.05%. FHLB advances are collateralized by securities from our investment portfolio and certain qualifying loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(11.) BORROWINGS (Continued)

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

(12.) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During 2023, such derivatives were used to hedge the variable cash flows associated with short-term borrowings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows as of December 31, 2023 (dollars in thousands):

Effective Date	Expiration Date	Notional Amount	Pay Fixed Rate
4/11/2022	4/11/2027	$50,000	0.787%
1/24/2023	1/24/2026	$30,000	3.669%
5/5/2023	5/5/2026	$25,000	3.4615%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(12.) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $2.6 million in accumulated other comprehensive loss will be reclassified as a decrease to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of December 31 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet	Fair value		Balance sheet	Fair value
	2023	2022	line item	2023	2022	line item	2023	2022
Derivatives designated as hedging instruments
Cash flow hedges	$105,000	$50,000	Other assets	$5,939	$6,725	Other liabilities	$-	$-
Total derivatives	$105,000	$50,000		$5,939	$6,725		$-	$-

Derivatives not designated as hedging instruments
Interest rate swaps (1)	$1,104,804	$1,006,386	Other assets	$37,517	$47,736	Other liabilities	$37,519	$47,738
Credit contracts	81,211	104,497	Other assets	-	-	Other liabilities	-	-
Mortgage banking	5,292	7,884	Other assets	50	96	Other liabilities	2	13
Total derivatives	$1,191,307	$1,118,767		$37,567	$47,832		$37,521	$47,751

(1)
The Company was holding collateral of $40.4 million and $54.3 million against its net obligations under these contracts at December 31, 2023 and December 31, 2022, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(12.) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the years ended December 31 (in thousands):

		Gain (loss) recognized in income
Undesignated derivatives	Line item of gain (loss) recognized in income	2023	2022	2021
Interest rate swaps	Income from derivative instruments, net	$1,276	$2,035	$2,852
Credit contracts	Income from derivative instruments, net	109	39	74
Mortgage banking	Income from derivative instruments, net	(35)	(156)	(231)
Total undesignated		$1,350	$1,918	$2,695

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

Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	2023	2022
Commitments to extend credit	$1,200,617	$1,435,323
Standby letters of credit	13,498	17,181

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

Unfunded Commitments

At December 31, 2023 and December 31, 2022, the allowance for credit losses for unfunded commitments totaled $3.6 million and $4.1 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. For the years ended December 31, 2023 and 2021, credit loss (benefit) expense for unfunded commitments was of a benefit of $531 thousand and $1.4 million, respectively, and for the year ended December 31, 2022 was a credit loss expense of $2.3 million, and was included in provision (benefit) for credit losses on the Company’s consolidated statements of income.

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

December 31, 2023, 2022 and 2021

(13) COMMITMENTS AND CONTINGENCIES (Continued)

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

In a Memorandum filed on February 13, 2024, the Superior Court affirmed the decision of the lower court, holding that trial court has subject matter jurisdiction over the New York part of this action and that the New York plaintiffs have standing to pursue relief against the Company. The Superior Court also remanded the case to the lower court for further proceedings, which will include the completion of any remaining discovery and an adjudication of the open claims and defenses that have been asserted in the case. Once the lower court has issued a final adjudication, the parties will have an opportunity to appeal adverse rulings in the case.

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

(14.) REGULATORY MATTERS

General

The supervision and regulation of financial and bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance fund regulated by the FDIC and the banking system as a whole, and not for the protection of shareholders or creditors of bank holding companies. The various bank regulatory agencies have broad enforcement power over financial holding companies and banks, including the power to impose substantial fines, operational restrictions and other penalties for violations of laws and regulations and for safety and soundness considerations.

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

December 31, 2023, 2022 and 2021

(14.) REGULATORY MATTERS (Continued)

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2023 includes, subject to limitation, $17.3 million of preferred stock.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses. Tier 2 capital for the Company also includes qualified subordinated debt. At December 31, 2023, the Company’s Tier 2 capital included $74.5 million of Subordinated Notes.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(14.) REGULATORY MATTERS (Continued)

The following table presents actual and required capital ratios as of December 31, 2023 and 2022 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules (dollars in thousands):

	Actual		Minimum Capital Required – Basel III		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2023
Tier 1 leverage:
Company	$509,412	8.18%	$248,974	4.00%	$311,217	5.00%
Bank	562,775	9.06	248,385	4.00	310,481	5.00
CET1 capital:
Company	492,120	9.43	365,311	7.00	339,217	6.50
Bank	562,775	10.82	364,191	7.00	338,177	6.50
Tier 1 capital:
Company	509,412	9.76	443,592	8.50	417,498	8.00
Bank	562,775	10.82	442,232	8.50	416,218	8.00
Total capital:
Company	632,860	12.13	547,966	10.50	521,872	10.00
Bank	611,691	11.76	546,286	10.50	520,272	10.00

2022
Tier 1 leverage:
Company	$478,852	8.33%	$229,928	4.00%	$287,410	5.00%
Bank	525,997	9.17	229,434	4.00	286,793	5.00
CET1 capital:
Company	461,560	9.42	342,852	7.00	318,363	6.50
Bank	525,997	10.77	341,944	7.00	317,520	6.50
Tier 1 capital:
Company	478,852	9.78	416,321	8.50	391,831	8.00
Bank	525,997	10.77	415,218	8.50	390,794	8.00
Total capital:
Company	593,969	12.13	514,278	10.50	489,789	10.00
Bank	566,891	11.60	512,917	10.50	488,492	10.00

As of December 31, 2023 and 2022, the Company and Bank were considered “well capitalized” under all regulatory capital guidelines. Such determination has been made based on the Tier 1 leverage, CET1 capital, Tier 1 capital and total capital ratios.

Federal Reserve Requirements

The Bank is typically required to maintain cash on hand or on deposit at the FRB of New York according to the reserve requirements set by the FRB. In March 2020, the FRB reduced the required reserve to 0%. Accordingly, as of December 31, 2023 and 2022, the Bank was not required to maintain a reserve balance at the FRB of New York.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(15.) SHAREHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100 per share, which is designated into two classes: Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock, and the Series A preferred stock. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. There were 172,921 shares of preferred stock issued and outstanding as of December 31, 2023 and 2022.

Common Stock

The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	Outstanding	Treasury	Issued
2023
Shares outstanding at beginning of year	15,340,001	759,555	16,099,556
Restricted stock awards issued	20,185	(20,185)	-
Restricted stock units released	59,984	(59,984)	-
Stock awards	10,591	(10,591)	-
Treasury stock purchases	(23,355)	23,355	-
Shares outstanding at end of year	15,407,406	692,150	16,099,556

2022
Shares outstanding at beginning of year	15,745,453	354,103	16,099,556
Restricted stock awards issued	12,242	(12,242)	-
Restricted stock units released	55,912	(55,912)	-
Stock awards	7,856	(7,856)	-
Treasury stock purchases	(481,462)	481,462	-
Shares outstanding at end of year	15,340,001	759,555	16,099,556

2021
Shares outstanding at beginning of year	16,041,926	57,630	16,099,556
Shares issued for Landmark Group acquisition	12,831	(12,831)	-
Restricted stock awards issued	9,350	(9,350)	-
Restricted stock units released	24,069	(24,069)	-
Stock awards	5,972	(5,972)	-
Treasury stock purchases	(348,695)	348,695	-
Shares outstanding at end of year	15,745,453	354,103	16,099,556

Share Repurchase Programs

In June 2022, the Company’s Board of Directors (“the Board”) authorized a share repurchase program for up to 766,447 shares of common stock (the “2022 Share Repurchase Program”). Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. As of December 31, 2023, there have been no shares repurchased under the 2022 Share Repurchase Program.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(15.) SHAREHOLDERS’ EQUITY (Continued)

Preferred Stock

Series A 3% Preferred Stock. There were 1,435 shares of Series A 3% preferred stock issued and outstanding as of December 31, 2023 and 2022. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right to, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.

Series B-1 8.48% Preferred Stock. There were 171,486 shares of Series B-1 8.48% preferred stock issued and outstanding as of December 31, 2023 and 2022. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right to, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(16.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
2023
Securities available for sale and transferred securities:
Change in unrealized gain (loss) during the year	$18,849	$4,829	$14,020
Reclassification adjustment for net gains included in net income (1)	3,642	934	2,708
Total securities available for sale and transferred securities	22,491	5,763	16,728
Hedging derivative instruments:
Change in unrealized (loss) gain during the year	(1,108)	(284)	(824)
Pension and post-retirement obligations:
Net actuarial (loss) gain arising during the year	(2,470)	(633)	(1,837)
Amortization of net actuarial loss and prior service cost included in income	4,677	1,198	3,479
Total pension and post-retirement obligations	2,207	565	1,642
Other comprehensive income	$23,590	$6,044	$17,546
2022
Securities available for sale and transferred securities:
Change in unrealized (loss) gain during the year	$(166,380)	$(42,630)	$(123,750)
Reclassification adjustment for net gains included in net income (1)	117	30	87
Total securities available for sale and transferred securities	(166,263)	(42,600)	(123,663)
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	4,807	1,232	3,575
Pension and post-retirement obligations:
Net actuarial (loss) gain arising during the year	(5,932)	(1,520)	(4,412)
Amortization of net actuarial loss and prior service cost included in income	296	76	220
Total pension and post-retirement obligations	(5,636)	(1,444)	(4,192)
Other comprehensive loss	$(167,092)	$(42,812)	$(124,280)
2021
Securities available for sale and transferred securities:
Change in unrealized (loss) gain during the year	$(26,643)	$(6,826)	$(19,817)
Reclassification adjustment for net gains included in net income (1)	139	36	103
Total securities available for sale and transferred securities	(26,504)	(6,790)	(19,714)
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	1,984	508	1,476
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	3,162	810	2,352
Amortization of net actuarial loss and prior service cost included in income	741	190	551
Total pension and post-retirement obligations	3,903	1,000	2,903
Other comprehensive loss	$(20,617)	$(5,282)	$(15,335)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(16.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$4,735	$(128,634)	$(13,588)	$(137,487)
Other comprehensive (loss) income before reclassifications	(824)	14,020	(1,837)	11,359
Amounts reclassified from accumulated other comprehensive income (loss)	-	2,708	3,479	6,187
Net current period other comprehensive (loss) income	(824)	16,728	1,642	17,546
Balance at December 31, 2023	$3,911	$(111,906)	$(11,946)	$(119,941)

Balance at January 1, 2022	$1,160	$(4,971)	$(9,396)	$(13,207)
Other comprehensive income (loss) before reclassifications	3,575	(123,750)	(4,412)	(124,587)
Amounts reclassified from accumulated other comprehensive income (loss)	-	87	220	307
Net current period other comprehensive income (loss)	3,575	(123,663)	(4,192)	(124,280)
Balance at December 31, 2022	$4,735	$(128,634)	$(13,588)	$(137,487)

Balance at January 1, 2021	$(316)	$14,743	$(12,299)	$2,128
Other comprehensive income (loss) before reclassifications	1,476	(19,817)	2,352	(15,989)
Amounts reclassified from accumulated other comprehensive income (loss)	-	103	551	654
Net current period other comprehensive income (loss)	1,476	(19,714)	2,903	(15,335)
Balance at December 31, 2021	$1,160	$(4,971)	$(9,396)	$(13,207)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details About Accumulated Other Comprehensive Income (Loss) Components	2023	2022	Affected Line Item in the Consolidated Statement of Income
Realized (loss) gain on sale of investment securities	$(3,576)	$(15)	Net gain on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(66)	(102)	Interest income
	(3,642)	(117)	Total before tax
	934	30	Income tax benefit
	(2,708)	(87)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	(3,413)	-	Salaries and employee benefits
Net actuarial losses (1)	(1,264)	(296)	Salaries and employee benefits
	(4,677)	(296)	Total before tax
	1,198	76	Income tax benefit
	(3,479)	(220)	Net of tax
Total reclassified for the period	$(6,187)	$(307)

(1)
These items are included in the computation of net periodic pension expense. See Note 20, Employee Benefit Plans, for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(17.) SHARE-BASED COMPENSATION

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

In May 2015, the Company’s shareholders approved the 2015 Long-Term Incentive Plan (the “2015 Plan”) to replace the 2009 Management Stock Incentive Plan and the 2009 Directors’ Stock Incentive Plan (collectively, the “2009 Plans”). A total of 438,076 shares transferred from the 2009 Plans were available for grant pursuant to the 2015 Plan. In addition, any shares subject to outstanding awards under the 2009 Plans that were canceled, expired, forfeited or otherwise not issued or are settled in cash became available for future award grants under the 2015 Plan. In June 2021, the Company's shareholders approved the Amended and Restated 2015 Long-Term Incentive Plan (the “Plan”), which increased the total number of shares available for grant under the Plan by 734,000 shares. As of December 31, 2023, there were approximately 516,000 shares available for grant under the 2015 Plan.

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

The restricted stock awards granted to the directors and the restricted stock units granted to employees in 2023, 2022 and 2021 do not have rights to dividends or dividend equivalents.

There were no stock options awarded during 2023, 2022 or 2021. There was no unrecognized compensation expense related to unvested stock options as of December 31, 2023. There was no stock option activity for the year ended December 31, 2023.

The following table is a summary of restricted stock award activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	6,121	$26.53
Granted	20,185	16.34
Vested	(16,219)	20.19
Forfeited	-	-
Non-vested at end of year	10,087	$16.34

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(17.) SHARE-BASED COMPENSATION (Continued)

The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2023, 2022 and 2021 was $16.34, $26.53, and $32.06, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2023, 2022 and 2021 was $265 thousand, $282 thousand and $353 thousand, respectively.

The following is a summary of restricted stock units’ activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	182,399	$27.40
Granted	148,110	16.46
Vested	(40,087)	25.28
Forfeited	(62,036)	22.93
Non-vested at end of year	228,386	$21.89

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2023, 2022 and 2021 was $16.46, $28.38, and $27.55, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2023, 2022 and 2021 was $976 thousand, $1.1 million and $682 thousand, respectively.

The following is a summary of performance-based restricted stock units’ activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	66,332	$27.88
Granted	53,060	16.66
Vested	(15,938)	25.60
Forfeited	(25,688)	23.24
Non-vested at end of year	77,766	$22.22

The weighted average grant date fair value of PSUs granted during the years ended December 31, 2023, 2022 and 2021 was $16.66, $29.35, and $27.58, respectively. The total fair value of PSUs that vested during the years ended December 31, 2023 and 2022 was $491 thousand and $556 thousand respectively. For PSUs that vested during 2021, the threshold performance for any payout had not been met, and no shares were paid out or vested.

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

	2023	2022	2021
Salaries and employee benefits	$1,346	$2,234	$1,460
Other noninterest expense	328	317	283
Total share-based compensation expense	$1,674	$2,551	$1,743

Income tax benefit realized for compensation costs	$444	$486	$265

As of December 31, 2023, there was $3.0 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 1.83 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(18.) INCOME TAXES

The income tax expense for the years ended December 31 consisted of the following (in thousands):

	2023	2022	2021
Current tax expense:
Federal	$13,302	$15,371	$11,453
State	835	3,408	2,854
Total current tax expense	14,137	18,779	14,307
Deferred tax (benefit) expense:
Federal	(1,136)	(3,250)	4,384
State	(212)	(1,132)	834
Total deferred tax (benefit) expense	(1,348)	(4,382)	5,218
Total income tax expense	$12,789	$14,397	$19,525

Income tax expense differed from the statutory federal income tax rate for the years ended December 31 as follows:

	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest income	(0.8)	(0.9)	(0.7)
Tax credits and adjustments	(2.1)	(2.6)	(2.6)
Non-taxable earnings on company owned life insurance	0.9	-	(0.6)
State taxes, net of federal tax benefit	0.8	2.5	3.0
Nondeductible expenses	0.3	0.2	-
Other, net	0.2	0.1	-
Effective tax rate	20.3%	20.3%	20.1%

Total income tax expense (benefit) was as follows for the years ended December 31 (in thousands):

	2023	2022	2021
Income tax expense	$12,789	$14,397	$19,525
Shareholder’s equity	6,044	(42,812)	(5,282)

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

In 2023 and 2022, the Company recognized the impact of its investments in limited partnerships that generated qualifying tax credits resulting in a $3.0 million and $2.6 million reduction in income tax expense, respectively, and an $252 thousand and $815 thousand net loss recorded in noninterest income, respectively. See Note 1, Summary of Significant Accounting Policies, for the Company’s accounting policy for income taxes and these tax credit investments.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(18.) INCOME TAXES (Continued)

The Company’s net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	2023	2022
Deferred tax assets:
Allowance for credit losses	$14,011	$12,695
Leases – right of use obligations	8,657	8,505
Deferred compensation	1,471	1,615
Investment in limited partnerships	785	1,381
SERP agreements	92	179
Share-based compensation	930	975
Net unrealized loss on securities available for sale	38,549	44,312
Accrued pension costs	297	229
Other	1,395	1,206
Gross deferred tax assets	66,187	71,097
Deferred tax liabilities:
Leases – right of use assets	8,077	7,964
Prepaid expenses	929	637
Intangible assets	2,760	2,580
Depreciation and amortization	3,833	4,080
Loan servicing assets	354	377
Deferred loan origination costs	154	401
Other	1,347	1,631
Gross deferred tax liabilities	17,454	17,670
Net deferred tax asset	$48,733	$53,427

Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. Therefore, no valuation allowance has been recorded as of December 31, 2023 and 2022.

The Company and its subsidiaries are primarily subject to federal and New York income taxes. The federal income tax years currently open for audit are 2018 through 2023. The New York income tax years currently open for audit are 2020 through 2023.

At December 31, 2023, the Company had no federal or New York net operating loss, capital loss or tax credit carryforwards.

The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2023, 2022 and 2021. There were no material interest or penalties recorded in the income statement in income tax expense for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, there were no amounts accrued for interest or penalties related to uncertain tax positions.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(19.) EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities.

	2023	2022	2021
Net income available to common shareholders	$48,805	$55,114	$76,237
Weighted average common shares outstanding:
Total shares issued	16,100	16,100	16,100
Unvested restricted stock awards	(8)	(5)	(5)
Treasury shares	(716)	(711)	(254)
Total basic weighted average common shares outstanding	15,376	15,384	15,841
Incremental shares from assumed:
Exercise of stock options	-	-	-
Vesting of restricted stock awards	99	87	96
Total diluted weighted average common shares outstanding	15,475	15,471	15,937

Basic earnings per common share	$3.17	$3.58	$4.81
Diluted earnings per common share	$3.15	$3.56	$4.78

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

	2023	2022	2021
Restricted stock awards	155	1	3

There were no participating securities outstanding for the years ended December 2023, 2022 and 2021. Therefore, the two-class method of calculating basic and diluted EPS was not applicable for the years presented.

(20.) EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Agreements

The Company has non-qualified Supplemental Executive Retirement Agreements (“SERPs”) covering certain former executives. The unfunded liability related to the SERPs was $374 thousand and $697 thousand at December 31, 2023 and 2022, respectively. SERP expense was $17 thousand, $28 thousand and $39 thousand for 2023, 2022 and 2021, respectively.

Defined Contribution Plan

Employees that meet specified eligibility conditions are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company is also permitted to make additional discretionary contributions, although no such additional discretionary contributions were made in 2023, 2022 or 2021.

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

December 31, 2023, 2022 and 2021

(20.) EMPLOYEE BENEFIT PLANS (Continued)

The following table provides a reconciliation of the Company’s changes in the Plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	2023	2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$74,172	$97,682
Service cost	1,788	3,485
Interest cost	3,421	2,588
Actuarial gain (loss)	3,507	(25,055)
Benefits paid and plan expenses	(4,638)	(4,528)
Prior year service costs due to plan amendments	(3,905)	-
Projected benefit obligation at end of period	74,345	74,172
Change in plan assets:
Fair value of plan assets at beginning of period	73,276	104,227
Actual return on plan assets	4,549	(26,422)
Employer contributions	-	-
Benefits paid and plan expenses	(4,639)	(4,529)
Fair value of plan assets at end of period	73,186	73,276
Funded status at end of period	$(1,159)	$(896)

The accumulated benefit obligation was $73.9 million and $70.2 million at December 31, 2023 and 2022, respectively.

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of the Internal Revenue Code. The Company has no minimum required contribution for the 2024 fiscal year.

Estimated benefit payments under the Plan over the next ten years at December 31, 2023 are as follows (in thousands):

Amount
2024	$4,359
2025	4,532
2026	4,856
2027	4,854
2028	5,103
2029 - 2032	26,149

Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2023	2022	2021
Service cost	$1,788	$3,485	$4,196
Interest cost on projected benefit obligation	3,421	2,588	2,202
Expected return on plan assets	(3,511)	(4,565)	(5,225)
Amortization of unrecognized loss	1,264	250	724
Amortization of unrecognized prior service credit	(492)	-	-
Net periodic pension cost	$2,470	$1,758	$1,897

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2023	2022	2021
Weighted average discount rate	4.98%	2.70%	2.32%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return	6.00%	5.25%	5.25%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(20.) EMPLOYEE BENEFIT PLANS (Continued)

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2023	2022	2021
Weighted average discount rate	4.78%	4.98%	2.70%
Rate of compensation increase	4.00%	3.00%	3.00%

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

The following table represents the Plan’s target asset allocation and actual asset allocation, respectively, as of December 31, 2023 and 2022:

	2023		2022
	Target	Actual	Target	Actual
Asset category:	Allocation	Allocation	Allocation	Allocation
Cash and cash equivalents	0.00%	0.14%	0.00%	16.59%
Equity securities	30.00	31.51	30.00	25.05
Fixed income securities	15.00	36.14	15.00	21.70
Alternative investments	55.00	32.21	55.00	36.66

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(20.) EMPLOYEE BENEFIT PLANS (Continued)

The Fund is valued utilizing the valuation policies set forth by JP Morgan’s asset management committee. Underlying investments for which market quotations are readily available are valued at their market value. Underlying investments for which market quotations are not readily available are fair valued by approved affiliated and/or unaffiliated pricing vendors, third-party broker-dealers or methodologies as approved by the asset management committee. Fixed income instruments are valued based on prices received from approved affiliated and unaffiliated pricing vendors or third-party broker-dealers (collectively referred to as “Pricing Services”). The Pricing Services use multiple valuation techniques to determine the valuation of fixed income instruments. In instances where sufficient market activity exists, the Pricing Services may utilize a market-based approach through which trades or quotes from market makers are used to determine the valuation of these instruments. In instances where sufficient market activity may not exist, the Pricing Services also utilize proprietary valuation models which may consider market transactions in comparable securities and the various relationships between securities in determining fair value and/or market characteristics in order to estimate the relevant cash flows, which are then discounted to calculate the fair values. Equities and other exchange-traded instruments are valued at the last sales price or official market closing price on the primary exchange on which the instrument is traded before the net asset values (“NAV”) of the Funds are calculated on a valuation date. Futures contracts are generally valued on the basis of available market quotations. Forward foreign currency exchange contracts are valued utilizing market quotations from approved Pricing Services. The Fund invests in the Commingled Pension Trust Fund (“Strategic Property Fund”) of JPMorgan (the “SPF”), which holds significant amounts of investments which have been fair valued at December 31, 2023 and 2022.

During the years ended December 31, 2023 and 2022, there were no transfers in or out of Levels 1, 2 or 3. In addition, there were no changes in valuation methodologies during the years ended December 31, 2023 and 2022.

The major categories of Plan assets measured at fair value on a recurring basis as of December 31 are presented in the following tables (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2023
Cash equivalents:
Cash (including foreign currencies)	$15	$-	$-	$15
Short term investment funds	-	1,187	-	1,187
Total cash equivalents	15	1,187	-	1,202
Equity securities:
Commingled pension trust funds	-	22,714	-	22,714
Total equity securities	-	22,714	-	22,714
Fixed income securities:
Commingled pension trust funds	-	26,050	-	26,050
Corporate bonds	-	2	-	2
Total fixed income securities	-	26,052	-	26,052
Other investments:
Commingled pension trust funds	-	23,218	-	23,218
Total Plan investments	$15	$73,171	$-	$73,186

At December 31, 2023, the portfolio was substantially managed by one investment firm, with control of approximately 98% of the Plan’s assets. A portfolio concentration of 98% in the JPMCB LDI Diversified Balanced Fund, a commingled pension trust fund (“CPTF”), existed at December 31, 2023.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(20.) EMPLOYEE BENEFIT PLANS (Continued)

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

Postretirement Benefit Plan

An entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active employees who had already met the then-applicable age and service requirements under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. Retirees ages 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. As of December 31, 2023 and 2022, there was no accrued liability related to this plan. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of income was not significant for the years ended December 31, 2023, 2022 and 2021. This plan is unfunded.

(21.) FAIR VALUE MEASUREMENTS

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

December 31, 2023, 2022 and 2021

(21.) FAIR VALUE MEASUREMENTS (Continued)

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

December 31, 2023, 2022 and 2021

(21.) FAIR VALUE MEASUREMENTS (Continued)

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

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2023
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$21,811	$-	$21,811
Mortgage-backed securities	-	865,919	-	865,919
Other assets:
Hedging derivative instruments	-	5,939	-	5,939
Fair value adjusted through comprehensive income	$-	$893,669	$-	$893,669
Other assets:
Derivative instruments – interest rate products	$-	$37,517	$-	$37,517
Derivative instruments – mortgage banking	-	50	-	50
Other liabilities:
Derivative instruments – interest rate products	-	(37,519)	-	(37,519)
Derivative instruments – mortgage banking	-	(2)	-	(2)
Fair value adjusted through net income	$-	$46	$-	$46

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$1,370	$-	$1,370
Collateral dependent loans	-	-	37,516	37,516
Other assets:
Long-lived assets held for sale	-	-	629	629
Loan servicing rights	-	-	1,382	1,382
Other real estate owned	-	-	142	142
Total	$-	$1,370	$39,669	$41,039

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(21.) FAIR VALUE MEASUREMENTS (Continued)

There were no transfers between Levels 1 and 2 during the years ended December 31, 2023 and 2022. There were no liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2023 and 2022.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2022
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$21,115	$-	$21,115
Mortgage-backed securities	-	933,256	-	933,256
Other assets:
Hedging derivative instruments	-	6,725	-	6,725
Fair value adjusted through comprehensive income	$-	$961,096	$-	$961,096
Other assets:
Derivative instruments – interest rate products	$-	$47,736	$-	$47,736
Derivative instruments – mortgage banking	-	96	-	96
Other liabilities:
Derivative instruments – interest rate products	-	(47,738)	-	(47,738)
Derivative instruments – mortgage banking	-	(13)	-	(13)
Fair value adjusted through net income	$-	$81	$-	$81

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$550	$-	$550
Collateral dependent loans	-		21,454	21,454
Other assets:
Long-lived assets held for sale	-	-	1,509	1,509
Loan servicing rights	-	-	1,470	1,470
Other real estate owned	-	-	19	19
Total	$-	$550	$24,452	$25,002

There were no transfers between Levels 1 and 2 during the years ended December 31, 2022 and 2021. There were no liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2022 and 2021.

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2023.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value / Range
Collateral dependent loans	$37,516	Appraisal of collateral (1)	Appraisal adjustments (2)	48.8% (3) / 0 - 92%
Loan servicing rights	$1,382	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	12.8% (3)
Long-lived assets held for sale	$629	Appraisal of collateral (1)	Appraisal adjustments (2)	12.4 - 46.3%
Other real estate owned	$142	Appraisal of collateral (1)	Appraisal adjustments (2)	34.0 - 47.7%

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

December 31, 2023, 2022 and 2021

(21.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the years ended December 31, 2023 and 2022.

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

Loans: The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made for the same remaining maturities. Loans were first segregated by type, such as commercial, residential mortgage, and consumer, and were then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Time deposits: The fair value of time deposits was estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments. The fair values of the Company’s time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Long-term borrowings: Long-term borrowings consist of $75 million of subordinated notes and $50 million of long-term borrowings from the FHLB. The subordinated notes are publicly traded and are valued based on market prices, which are characterized as Level 2 liabilities in the fair value hierarchy. The FHLB borrowings are valued using discounted cash flows based on current market rates for borrowings with similar remaining maturities and are characterized as Level 2 liabilities in the fair value hierarchy.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(21.) FAIR VALUE MEASUREMENTS (Continued)

The following presents the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of December 31, 2023 and 2022 (in thousands):

	Level in	2023		2022
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$124,442	$124,442	$130,466	$130,466
Securities available for sale	Level 2	887,730	887,730	954,371	954,371
Securities held to maturity, net	Level 2	148,156	137,030	188,975	174,188
Loans held for sale	Level 2	1,370	1,370	550	550
Loans	Level 2	4,373,541	4,143,918	3,983,582	3,867,285
Loans⁽¹⁾	Level 3	37,516	37,516	21,454	21,454
Long-lived assets held for sale	Level 3	629	629	1,509	1,509
Accrued interest receivable	Level 1	24,481	24,481	19,371	19,371
Derivative instruments – cash flow hedge	Level 2	5,939	5,939	6,725	6,725
Derivative instruments – interest rate products	Level 2	37,517	37,517	47,736	47,736
Derivative instruments – mortgage banking	Level 2	50	50	96	96
FHLB and FRB stock	Level 2	17,406	17,406	19,385	19,385
Financial liabilities:
Non-maturity deposits	Level 1	3,808,216	3,808,216	3,646,552	3,646,552
Time deposits	Level 2	1,404,696	1,398,352	1,282,872	1,268,957
Short-term borrowings	Level 1	185,000	185,000	205,000	205,000
Long-term borrowings	Level 2	124,532	128,363	74,222	70,814
Accrued interest payable	Level 1	19,412	19,412	5,983	5,983
Derivative instruments – cash flow hedges	Level 2	-	-	-	-
Derivative instruments – interest rate products	Level 2	37,519	37,519	47,738	47,738
Derivative instruments – credit contracts	Level 2	-	-	-	-
Derivative instruments – mortgage banking	Level 2	2	2	13	13

(1)
Comprised of collateral dependent loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(22.) PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements pertaining only to the Parent are presented below (in thousands).

Condensed Statements of Financial Condition	December 31,
	2023	2022
Assets:
Cash and due from subsidiary	$16,331	$23,802
Investment in and receivables due from subsidiary	518,680	462,253
Other assets	7,216	6,698
Total assets	$542,227	$492,753
Liabilities and shareholders’ equity:
Deposits	$2	$-
Long-term borrowings, net of issuance costs of $468 and $778, respectively	74,532	74,222
Other liabilities	12,897	12,926
Shareholders’ equity	454,796	405,605
Total liabilities and shareholders’ equity	$542,227	$492,753

Condensed Statements of Income	Years ended December 31,
	2023	2022	2021
Dividends from subsidiary and associated companies	$18,000	$32,000	$24,000
Management and service fees from subsidiaries	527	511	147
Other income (loss)	463	(4)	93
Total income	18,990	32,507	24,240
Interest expense	4,242	4,242	4,237
Operating expenses	3,119	3,213	3,379
Total expense	7,361	7,455	7,616
Income before income tax benefit and equity in undistributed earnings of subsidiary	11,629	25,052	16,624
Income tax benefit	1,647	1,848	1,999
Income before equity in undistributed earnings of subsidiary	13,276	26,900	18,623
Equity in undistributed earnings of subsidiary	36,988	29,673	59,074
Net income	$50,264	$56,573	$77,697

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(22.) PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$50,264	$56,573	$77,697
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(36,988)	(29,673)	(59,074)
Depreciation and amortization	76	77	367
Share-based compensation	1,674	2,551	1,743
Decrease in other assets	(399)	(577)	(1,448)
Increase (decrease) in other liabilities	111	7,477	(86)
Net cash provided by operating activities	14,738	36,428	19,199
Cash flows from investing activities:
Capital investment in subsidiaries	(1,893)	(1,551)	-
Net cash used in investing activities	(1,893)	(1,551)	-
Cash flows from financing activities:
Purchase of preferred and common shares	(571)	(15,340)	(9,235)
Proceeds from issuance of preferred and common shares	-	-	(43)
Dividends paid	(19,745)	(19,053)	(18,451)
Net cash used in financing activities	(20,316)	(34,393)	(27,729)
Net (decrease) increase in cash and cash equivalents	(7,471)	484	(8,530)
Cash and cash equivalents as of beginning of year	23,802	23,318	31,848
Cash and cash equivalents as of end of the year	$16,331	$23,802	$23,318

(23.) SEGMENT REPORTING

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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other,” which include the activities of SDN, Courier Capital and HNP, prior to the May 1, 2023 merger. Refer to Note 1, Summary of Significant Accounting Policies, for further details on the merger. SDN is a full-service insurance agency that provides a broad range of insurance services to both personal and business clients, and Courier Capital is an investment advisor and wealth management firm that provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. Also included in “All Other” are Holding Company amounts, which are the primary differences between segment amounts and consolidated totals, along with amounts to eliminate balances and transactions between segments.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(23.) SEGMENT REPORTING (Continued)

The following table presents information regarding the Company’s business segments as of the dates indicated (in thousands).

	Banking	All Other	Consolidated Totals
December 31, 2023
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	-	5,433	5,433
Total assets	6,117,748	43,133	6,160,881

December 31, 2022
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	-	6,343	6,343
Total assets	5,756,441	40,831	5,797,272

The following table presents information regarding the Company’s business segments for the periods indicated (in thousands).

	Banking	All Other	Consolidated Totals
Year ended December 31, 2023
Net interest income (expense)	$169,957	$(4,242)	$165,715
Provision for credit losses - loans	(13,681)	-	(13,681)
Noninterest income	31,893	16,351	48,244
Noninterest expense	(121,822)	(15,403)	(137,225)
Income (loss) before income taxes	66,347	(3,294)	63,053
Income tax (expense) benefit	(13,618)	829	(12,789)
Net income (loss)	$52,729	$(2,465)	$50,264

Year ended December 31, 2022
Net interest income (expense)	$171,613	$(4,241)	$167,372
Provision for credit losses - loans	(13,311)	-	(13,311)
Noninterest income	30,519	15,752	46,271
Noninterest expense	(113,703)	(15,659)	(129,362)
Income (loss) before income taxes	75,118	(4,148)	70,970
Income tax (expense) benefit	(15,510)	1,113	(14,397)
Net income (loss)	$59,608	$(3,035)	$56,573

Year ended December 31, 2021
Net interest income (expense)	$158,967	$(4,237)	$154,730
Benefit for credit losses - loans	8,336	-	8,336
Noninterest income	31,340	15,566	46,906
Noninterest expense	(95,882)	(16,868)	(112,750)
Income (loss) before income taxes	102,761	(5,539)	97,222
Income tax (expense) benefit	(21,038)	1,513	(19,525)
Net income (loss)	$81,723	$(4,026)	$77,697

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(24.) SUBSEQUENT EVENT

The Bank discovered fraudulent activity associated with deposit transactions conducted over the course of several business days ending in early March 2024 by an in-market business customer of the Bank. The Bank continues to investigate this matter to determine the potential exposure to the Company, which the Company currently estimates could be $18.9 million, or $14.1 million net of taxes. The ultimate financial impact could be lower and will depend, in part on the Bank’s success in its efforts to recover the funds. The Bank plans to pursue all available sources of recovery and other means of mitigating the potential loss.

The Bank is working with the appropriate law enforcement authorities in connection with this matter. The Company may be limited in what information it can disclose due to the ongoing investigation.

Based on the Bank’s review of the circumstances of fraudulent activity, the Bank believes this incident is an isolated occurrence involving a single deposit-only business relationship.

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

Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2023, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

RSM US LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2023 which are included in this Annual Report on Form 10-K, and has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The Report of the Independent Registered Public Accounting Firm that attests the effectiveness of internal control over financial reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Proposal 1 - Election of Directors,” “Business Experience and Qualification of Directors,” “Our Executive Officers” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.

Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Committees of the Board” in the 2024 Proxy Statement and is incorporated herein by reference.

Information concerning the Company’s Code of Business Conduct and Ethics is set forth under the caption “Corporate Governance and Board Matters” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2024 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Management Development & Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Management Development & Compensation Committee Report” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in the 2024 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2023, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
		Weighted average	remaining for future
	Number of securities to	exercise price	issuance under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan Category	(a) (1)	(b) (1)	(c)
Equity compensation plans approved by shareholders	306,152	$-	515,613
Equity compensation plans not approved by shareholders	-	$-	-

(1)
Comprised of restricted stock units granted under our 2015 Plan. See Note 17, Share-Based Compensation, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details. All restricted stock units are excluded from the weighted average exercise price column.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, the information set forth in the 2024 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Director Independence and Qualifications” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in the 2024 Proxy Statement under the heading “Proposal 3 — Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K.

(b)
EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
3.2	Amended and Restated Bylaws of Financial Institutions, Inc.	Incorporated by reference to Exhibit 3.1 of the Form 8-K, dated June 25, 2019
4.1	Subordinated Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated April 15, 2015
4.2	First Supplemental Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.3	Form of Global Note to represent the 6.00% Fixed-to-Floating Rate Subordinated Notes due April 15, 2030	Incorporated by reference to Exhibit A of Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.4	Subordinated Indenture, dated as of October 7, 2020, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated October 7, 2020.
4.5	Form of 4.375% Fixed-to-Floating Rate Subordinated Note due October 15, 2030	Included in Exhibit 4.4.
4.6	Description of the Company’s Securities	Incorporated by reference to Exhibit 4.4 of the Form 10-K for the year ended December 31, 2019, dated March 4, 2020.
10.1	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012
10.2	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2014, dated August 5, 2014
10.3	Financial Institutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2021, dated August 9, 2021
10.4	Form of Director Annual Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.4 of the Form 10-K for the year ended December 31, 2022, dated March 9, 2023
10.5	Form of Director “In Lieu of Cash Fees” Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.6	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of the Form 10-K for the year ended December 31, 2022, dated March 9, 2023
10.7	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2022, dated March 9, 2023
10.8	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended December 31, 2022, dated March 9, 2023

Exhibit Number	Description	Location
10.9	Amended and Restated Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 4, 2017
10.10	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Kevin B. Klotzbach dated June 26, 2018	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2018, dated August 8, 2018
10.11	Form of Executive Agreement	Incorporated by reference to Exhibit 10.15 of the Form 10-K for the year ended December 31, 2020, dated March 15, 2021
10.12	Form of Performance Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended March 31, 2021, dated May 10, 2021
10.13	Financial Institutions, Inc. Executive Incentive Plan, effective as of January 1, 2021	Incorporated by reference to Exhibit 10.13 of the Form 10-K for the year ended December 31, 2021, dated March 10, 2022
10.14	Severance Agreement and Release of All Claims, by and between Financial Institutions, Inc. and Justin K. Bigham	Filed Herewith
21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP	Filed Herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	Inline XBRL Instance Document
97	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

All material agreements consist of management contracts, compensatory plans or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

March 13, 2024	By:	/s/ Martin K. Birmingham
Martin K. Birmingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Martin K. Birmingham	Director, President and Chief Executive Officer	March 13, 2024
Martin K. Birmingham	(Principal Executive Officer)

/s/ W. Jack Plants, II	Executive Vice President, Chief Financial Officer and Treasurer	March 13, 2024
W. Jack Plants, II	(Principal Financial Officer)

/s/ Sonia M. Dumbleton	Senior Vice President and Controller	March 13, 2024
Sonia M. Dumbleton	(Principal Accounting Officer)

/s/ Donald K. Boswell	Director	March 13, 2024
Donald K. Boswell

/s/ Dawn H. Burlew	Director	March 13, 2024
Dawn H. Burlew

/s/ Andrew W. Dorn, Jr.	Director	March 13, 2024
Andrew W. Dorn, Jr.

/s/ Robert M. Glaser	Director	March 13, 2024
Robert M. Glaser

/s/ Samuel M. Gullo	Director	March 13, 2024
Samuel M. Gullo

/s/ Bruce W. Harting	Director	March 13, 2024
Bruce W. Harting

/s/ Susan R. Holliday	Director, Chair	March 13, 2024
Susan R. Holliday

/s/ Robert N. Latella	Director	March 13, 2024
Robert N. Latella

/s/ Mauricio F. Riveros	Director	March 13, 2024
Mauricio F. Riveros

/s/ Kim E. VanGelder	Director	March 13, 2024
Kim E. VanGelder

/s/ Mark A. Zupan	Director	March 13, 2024
Mark A. Zupan