Form 10-Q
period 2024-03-31
FINANCIAL INSTITUTIONS INC
filed 2024-05-06
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The registrant had 15,446,949 shares of Common Stock, $0.01 par value, outstanding as of April 30, 2024.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$237,038	$124,442
Securities available for sale, at fair value (amortized cost of $1,083,669 and $1,037,990, respectively)	923,761	887,730
Securities held to maturity, at amortized cost (net of allowance for credit losses of $3 and $4, respectively) (fair value of $131,269 and $137,030, respectively)	143,714	148,156
Loans held for sale	504	1,370
Loans (net of allowance for credit losses of $43,075 and $51,082, respectively)	4,398,971	4,411,057
Company owned life insurance	162,685	161,363
Premises and equipment, net	39,798	39,902
Goodwill and other intangible assets, net	72,287	72,504
Other assets	319,840	314,357
Total assets	$6,298,598	$6,160,881
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$972,801	$1,010,614
Interest-bearing demand	798,831	713,158
Savings and money market	2,064,539	2,084,444
Time deposits	1,560,586	1,404,696
Total deposits	5,396,757	5,212,912
Short-term borrowings	133,000	185,000
Long-term borrowings, net of issuance costs of $390 and $468, respectively	124,610	124,532
Other liabilities	198,497	183,641
Total liabilities	5,852,864	5,706,085
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,486 shares issued	17,149	17,149
Total preferred equity	17,292	17,292
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	124,627	125,841
Retained earnings	448,772	451,687
Accumulated other comprehensive loss	(126,264)	(119,941)
Treasury stock, at cost – 652,607 and 692,150 shares, respectively	(18,854)	(20,244)
Total shareholders’ equity	445,734	454,796
Total liabilities and shareholders’ equity	$6,298,598	$6,160,881

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	2024	2023
Interest income:
Interest and fees on loans	$70,333	$57,098
Interest and dividends on investment securities	6,095	6,057
Other interest income	1,985	616
Total interest income	78,413	63,771
Interest expense:
Deposits	35,238	19,294
Short-term borrowings	1,529	1,202
Long-term borrowings	1,564	1,460
Total interest expense	38,331	21,956
Net interest income	40,082	41,815
(Benefit) provision for credit losses	(5,456)	4,214
Net interest income after (benefit) provision for credit losses	45,538	37,601
Noninterest income:
Service charges on deposits	1,077	1,027
Insurance income	2,134	2,087
Card interchange income	1,902	1,939
Investment advisory	2,582	2,923
Company owned life insurance	1,298	994
Investments in limited partnerships	342	251
Loan servicing	175	146
Income from derivative instruments, net	174	496
Net gain on sale of loans held for sale	88	112
Net (loss) gain on other assets	(13)	39
Net loss on tax credit investments	(375)	(201)
Other	1,517	1,111
Total noninterest income	10,901	10,924
Noninterest expense:
Salaries and employee benefits	17,340	18,133
Occupancy and equipment	3,752	3,730
Professional services	2,372	1,495
Computer and data processing	5,386	4,691
Supplies and postage	475	490
FDIC assessments	1,295	1,115
Advertising and promotions	297	314
Amortization of intangibles	217	234
Deposit-related charged-off items	19,179	323
Other	3,700	3,136
Total noninterest expense	54,013	33,661
Income before income taxes	2,426	14,864
Income tax expense	356	2,775
Net income	$2,070	$12,089
Preferred stock dividends	365	365
Net income available to common shareholders	$1,705	$11,724
Earnings per common share (Note 2):
Basic	$0.11	$0.76
Diluted	$0.11	$0.76
Cash dividends declared per common share	$0.30	$0.30

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2024	2023
Net income	$2,070	$12,089
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	(7,164)	10,634
Hedging derivative instruments	675	(663)
Pension and post-retirement obligations	166	144
Total other comprehensive (loss) income, net of tax	(6,323)	10,115
Comprehensive (loss) income	$(4,253)	$22,204

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2024 and 2023

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2023	$17,292	$161	$125,841	$451,687	$(119,941)	$(20,244)	$454,796
Comprehensive (loss) income:
Net income	—	—	—	2,070	—	—	2,070
Other comprehensive income, net of tax	—	—	—	—	(6,323)	—	(6,323)
Purchases of common stock for treasury	—	—	—	—	—	(393)	(393)
Share-based compensation plans:
Share-based compensation	—	—	569	—	—	—	569
Restricted stock units released	—	—	(1,783)	—	—	1,783	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.30 per share	—	—	—	(4,620)	—	—	(4,620)
Balance at March 31, 2024	$17,292	$161	$124,627	$448,772	$(126,264)	$(18,854)	$445,734

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2022	$17,292	$161	$126,636	$421,340	$(137,487)	$(22,337)	$405,605
Comprehensive income (loss):
Net income	—	—	—	12,089	—	—	12,089
Other comprehensive income (loss), net of tax	—	—	—	—	10,115	—	10,115
Purchases of common stock for treasury	—	—	—	—	—	(561)	(561)
Share-based compensation plans:
Share-based compensation	—	—	551	—	—	—	551
Restricted stock units released	—	—	(1,711)	—	—	1,711	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.30 per share	—	—	—	(4,611)	—	—	(4,611)
Balance at March 31, 2023	$17,292	$161	$125,476	$428,453	$(127,372)	$(21,187)	$422,823

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$2,070	$12,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,027	2,068
Net amortization of premiums on securities	718	882
(Benefit) provision for credit losses	(5,456)	4,214
Share-based compensation	569	551
Deferred income tax benefit	3,761	417
Proceeds from sale of loans held for sale	5,853	3,416
Originations of loans held for sale	(4,899)	(3,436)
Income on company owned life insurance	(1,298)	(994)
Net gain on sale of loans held for sale	(88)	(112)
Net loss (gain) on other assets	13	(39)
(Increase) decrease in other assets	(6,240)	8,319
Increase (decrease) in other liabilities	15,260	(20,813)
Net cash provided by operating activities	12,290	6,562
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(64,613)	—
Held to maturity	(406)	(898)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale securities	18,298	22,461
Held to maturity	4,783	9,704
Net loan proceeds (originations)	16,972	(194,972)
Net payments for company owned life insurance	(24)	(12)
Purchases of premises and equipment	(1,174)	(848)
Net cash used in investing activities	(26,164)	(164,565)
Cash flows from financing activities:
Net increase in deposits	183,845	211,883
Net decrease in short-term borrowings	(52,000)	(89,000)
Proceeds from long-term borrowings	—	50,000
Purchases of common stock for treasury	(393)	(561)
Cash dividends paid to common and preferred shareholders	(4,982)	(4,811)
Net cash provided by financing activities	126,470	167,511
Net increase in cash and cash equivalents	112,596	9,508
Cash and cash equivalents, beginning of period	124,442	130,466
Cash and cash equivalents, end of period	$237,038	$139,974

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Company provides diversified financial services through its subsidiaries, Five Star Bank (the “Bank”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly owned New York chartered banking subsidiary, the Bank. The Bank also has commercial loan production offices in Ellicott City (Baltimore), Maryland and Syracuse, New York, and indirect lending network relationships with franchised automobile dealers in the Capital District of New York. Effective January 1, 2024, the Company exited the Pennsylvania automobile market to align our focus more fully around its core Upstate New York market. The Company’s Banking-as-a-Service (“BaaS”) business offers banking capabilities to non-bank financial service providers and other financial technology firms (“FinTechs”), allowing them to provide banking services to their end users. These BaaS partnerships allow the Bank to offer banking services and products beyond our traditional footprint.

As of March 31, 2024, the Company’s fee-based subsidiaries included SDN Insurance Agency, LLC (“SDN”), which provided a broad range of insurance services to personal and business clients, and Courier Capital, which provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. On April 1, 2024, the Company announced and closed the sale of the assets of SDN to NFP Property & Casualty Services, Inc., a subsidiary of NFP Corp.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated and contain adequate disclosures to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation. Such reclassifications did not impact net income or shareholders’ equity as previously reported.

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

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the three months ended March 31, 2024 and 2023 (in thousands):

	2024	2023
Supplemental information:
Cash paid for interest	$46,143	$28,666
Cash paid for income taxes	—	1,134
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	142	101
Accrued and declared unpaid dividends	4,985	4,976

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fraudulent Activity

In early March 2024, the Company discovered fraudulent activity associated with deposit transactions conducted over the course of several business days by an in-market business customer of the Bank, which resulted in an $18.4 million pre-tax loss. The Bank is working with the appropriate law enforcement authorities in connection with this matter and is pursuing all legal recourse available to recover additional funds and minimize the loss. However, there can be no assurance that the Company will be able to recover any further offset to the deposit loss. The ultimate financial impact could be lower and will depend, in part, on the Bank’s success in its efforts to recover the funds.

The fraud exposure arose from non-contractual, external fraud, and was treated as an operational loss, recorded in deposit-related charged-off items, in noninterest expense for the first quarter of 2024.

Recent Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures. The amendments expand the disclosure requirements of income taxes, primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred income tax liabilities. The amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended March 31,
	2024	2023
Net income available to common shareholders	$1,705	$11,724
Weighted average common shares outstanding:
Total shares issued	16,100	16,100
Unvested restricted stock awards	(10)	(6)
Treasury shares	(687)	(746)
Total basic weighted average common shares outstanding	15,403	15,348
Incremental shares from assumed:
Vesting of restricted stock awards	140	87
Total diluted weighted average common shares outstanding	15,543	15,435
Basic earnings per common share	$0.11	$0.76
Diluted earnings per common share	$0.11	$0.76

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive (in thousands):

	Three months ended March 31,
	2024	2023
Restricted stock awards	—	3

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2024
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$24,535	$—	$2,783	$21,752
U.S. Treasury Bills	64,698	—	1	64,697
Mortgage-backed securities:
Federal National Mortgage Association	440,860	—	65,445	375,415
Federal Home Loan Mortgage Corporation	393,249	292	64,018	329,523
Government National Mortgage Association	125,796	107	22,057	103,846
Collateralized mortgage obligations:
Federal National Mortgage Association	10,649	—	2,313	8,336
Federal Home Loan Mortgage Corporation	19,413	—	4,229	15,184
Government National Mortgage Association	4,469	142	—	4,611
Privately issued	—	397	—	397
Total mortgage-backed securities	994,436	938	158,062	837,312
Total available for sale securities	$1,083,669	$938	$160,846	$923,761
Securities held to maturity:
U.S. Government agency and government sponsored enterprises	$16,551	$—	$674	$15,877
State and political subdivisions	66,405	33	5,638	60,800
Mortgage-backed securities:
Federal National Mortgage Association	5,683	—	572	5,111
Federal Home Loan Mortgage Corporation	7,603	—	1,387	6,216
Government National Mortgage Association	19,736	—	2,071	17,665
Collateralized mortgage obligations:
Federal National Mortgage Association	10,851	—	876	9,975
Federal Home Loan Mortgage Corporation	13,450	—	980	12,470
Government National Mortgage Association	3,438	—	283	3,155
Total mortgage-backed securities	60,761	—	6,169	54,592
Total held to maturity securities	143,717	$33	$12,481	$131,269
Allowance for credit losses – securities	(3)
Total held to maturity securities, net	$143,714
December 31, 2023
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$24,535	$—	$2,724	$21,811
Mortgage-backed securities:
Federal National Mortgage Association	449,418	—	61,219	388,199
Federal Home Loan Mortgage Corporation	402,399	488	59,665	343,222
Government National Mortgage Association	126,417	252	21,409	105,260
Collateralized mortgage obligations:
Federal National Mortgage Association	10,954	—	2,343	8,611
Federal Home Loan Mortgage Corporation	19,766	—	4,186	15,580
Government National Mortgage Association	4,501	221	—	4,722
Privately issued	—	325	—	325
Total mortgage-backed securities	1,013,455	1,286	148,822	865,919
Total available for sale securities	$1,037,990	$1,286	$151,546	$887,730

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2023 (continued)
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$16,513	$—	$530	$15,983
State and political subdivisions	68,854	34	5,106	63,782
Mortgage-backed securities:
Federal National Mortgage Association	5,729	—	467	5,262
Federal Home Loan Mortgage Corporation	7,648	—	1,269	6,379
Government National Mortgage Association	20,223	—	1,703	18,520
Collateralized mortgage obligations:
Federal National Mortgage Association	11,432	—	851	10,581
Federal Home Loan Mortgage Corporation	14,196	—	968	13,228
Government National Mortgage Association	3,565	—	270	3,295
Total mortgage-backed securities	62,793	—	5,528	57,265
Total held to maturity securities	148,160	$34	$11,164	$137,030
Allowance for credit losses – securities	(4)
Total held to maturity securities, net	$148,156

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $2.0 million and $2.1 million as of March 31, 2024 and December 31, 2023, respectively. For held to maturity (“HTM”) debt securities, AIR totaled $783 thousand and $571 thousand as of March 31, 2024 and December 31, 2023, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three months ended March 31, 2024 and 2023, provision for credit loss for HTM investment securities was less than $1 thousand in each period.

Investment securities with a total fair value of $1.02 billion and $845.2 million at March 31, 2024 and December 31, 2023, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities available for sale for the three months ended March 31, 2024 and 2023.

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2024 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$64,727	$64,726
Due from one to five years	40,836	37,238
Due after five years through ten years	131,967	116,668
Due after ten years	846,139	705,129
Total available for sale securities	$1,083,669	$923,761
Debt securities held to maturity:
Due in one year or less	$25,506	$25,331
Due from one to five years	28,882	28,036
Due after five years through ten years	29,400	26,387
Due after ten years	59,929	51,515
Total held to maturity securities	$143,717	$131,269

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2024
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$21,752	$2,783	$21,752	$2,783
U.S. Treasury bills	64,697	1	—	—	64,697	1
Mortgage-backed securities:
Federal National Mortgage Association	—	—	375,415	65,445	375,415	65,445
Federal Home Loan Mortgage Corporation	—	—	303,577	64,018	303,577	64,018
Government National Mortgage Association	—	—	85,257	22,057	85,257	22,057
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	8,336	2,313	8,336	2,313
Federal Home Loan Mortgage Corporation	—	—	15,184	4,229	15,184	4,229
Government National Mortgage Association	—	—	—	—	—	—
Total mortgage-backed securities	—	—	787,769	158,062	787,769	158,062
Total available for sale securities	64,697	1	809,521	160,845	874,218	160,846
Total AFS debt securities with unrealized losses	$64,697	$1	$809,521	$160,845	$874,218	$160,846

December 31, 2023
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$21,811	$2,724	$21,811	$2,724
Mortgage-backed securities:
Federal National Mortgage Association	8	—	388,191	61,219	388,199	61,219
Federal Home Loan Mortgage Corporation	—	—	314,854	59,665	314,854	59,665
Government National Mortgage Association	—	—	86,475	21,409	86,475	21,409
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	8,611	2,343	8,611	2,343
Federal Home Loan Mortgage Corporation	—	—	15,580	4,186	15,580	4,186
Total mortgage-backed securities	8	—	813,711	148,822	813,719	148,822
Total available for sale securities	8	—	835,522	151,546	835,530	151,546
Total AFS debt securities with unrealized losses	$8	$—	$835,522	$151,546	$835,530	$151,546

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

The total number of AFS securities positions in the investment portfolio in an unrealized loss position was 201 at both March 31, 2024 and December 31, 2023. At March 31, 2024, the Company had positions in 197 investment securities with a fair value of $809.5 million and a total unrealized loss of $160.8 million that had been in a continuous unrealized loss position for more than 12 months. At March 31, 2024, there were a total of four securities positions in the Company’s investment portfolio with a fair value of $64.7 million and a total unrealized loss of $1 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2023, the Company had a position in 198 investment securities with a fair value of $835.5 million and a total unrealized loss of $151.5 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2023, there were a total of three securities positions in the Company’s investment portfolio with a fair value of $8 thousand and a total unrealized loss of less than $1 thousand that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of March 31, 2024 and December 31, 2023, no allowance for credit losses had been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company expects to recover the amortized cost basis of its investments and more than likely will not need to sell before the recovery period for operating purposes, with no impairment identified. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of March 31, 2024, $62.3 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $4.1 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2023, $64.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $4.2 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and no municipal bonds were rated below investment grade.

As of March 31, 2024 and December 31, 2023, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
March 31, 2024
Commercial business	$706,756	$808	$707,564
Commercial mortgage	2,048,580	(3,524)	2,045,056
Residential real estate loans	635,849	12,311	648,160
Residential real estate lines	72,307	3,361	75,668
Consumer indirect	889,129	31,299	920,428
Other consumer	45,243	(73)	45,170
Total	$4,397,864	$44,182	4,442,046
Allowance for credit losses – loans			(43,075)
Total loans, net			$4,398,971
December 31, 2023
Commercial business	$734,947	$753	$735,700
Commercial mortgage	2,009,269	(3,950)	2,005,319
Residential real estate loans	637,173	12,649	649,822
Residential real estate lines	73,972	3,395	77,367
Consumer indirect	915,723	33,108	948,831
Other consumer	45,167	(67)	45,100
Total	$4,416,251	$45,888	4,462,139
Allowance for credit losses – loans			(51,082)
Total loans, net			$4,411,057

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $504 thousand and $1.4 million as of March 31, 2024 and December 31, 2023, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $268.7 million and $269.4 million as of March 31, 2024 and December 31, 2023, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2024, and December 31, 2023, AIR for loans totaled $22.0 million and $21.8 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
March 31, 2024
Commercial business	$2,950	$—	$—	$2,950	$5,956	$697,850	$706,756	$315
Commercial mortgage	—	36	—	36	10,826	2,037,718	2,048,580	10,826
Residential real estate loans	1,481	—	—	1,481	6,797	627,571	635,849	6,797
Residential real estate lines	68	119	—	187	235	71,885	72,307	235
Consumer indirect	6,578	1,546	—	8,124	2,880	878,125	889,129	2,880
Other consumer	86	6	36	128	—	45,115	45,243	—
Total loans, gross	$11,163	$1,707	$36	$12,906	$26,694	$4,358,264	$4,397,864	$21,053
December 31, 2023
Commercial business	$341	$—	$—	$341	$5,664	$728,942	$734,947	$341
Commercial mortgage	5,900	727	—	6,627	10,563	1,992,079	2,009,269	10,563
Residential real estate loans	2,614	80	—	2,694	6,364	628,115	637,173	6,364
Residential real estate lines	163	20	—	183	221	73,568	73,972	221
Consumer indirect	16,128	3,204	—	19,332	3,814	892,577	915,723	3,814
Other consumer	122	27	21	170	13	44,984	45,167	13
Total loans, gross	$25,268	$4,058	$21	$29,347	$26,639	$4,360,265	$4,416,251	$21,316

There were $36 thousand and $21 thousand in consumer overdrafts which were past due greater than 90 days as of March 31, 2024 and December 31, 2023. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2024 and 2023. Estimated interest income of $132 thousand and $122 thousand for the three months ended March 31, 2024 and 2023, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

Loan Modifications for Borrower Experiencing Financial Difficulty

Loans may be modified when it is determined that a borrower is experiencing financial difficulty. Loan modifications may include principal forgiveness, interest rate reduction, an other-than-insignificant payment delay, and term extensions, or a combination of these concessions.

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted as of March 31, 2024 (in thousands):

	Term Extension
	Amortized Cost Basis	% of Total Loans
Loan Type
Commercial business	$—	0.0%
Commercial mortgage	—	0.0%
Residential real estate loans	1,506	0.2%
Residential real estate lines	—	0.0%
Consumer indirect	—	0.0%
Other consumer	—	0.0%
Total	$1,506	0.0%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.0 years to the life of the loans, which reduced monthly payment amount for the borrower.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the three months ended March 31, 2024 (in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Commercial business	$-	$-	$-
Commercial mortgage	-	-	-
Residential real estate loans	865	144	97
Residential real estate lines	-	-	-
Consumer indirect	-	-	-
Other consumer	-	-	-
Total	$865	$144	$97

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured when a borrower is experiencing financial difficulty, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of March 31, 2024 and December 31, 2023 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
March 31, 2024
Commercial business	$7,260	$5,000	$12,260	$2,314
Commercial mortgage	—	20,808	20,808	—
Total	$7,260	$25,808	$33,068	$2,314

December 31, 2023
Commercial business	$8,698	$5,000	$13,698	$2,198
Commercial mortgage	—	26,575	26,575	559
Total	$8,698	$31,575	$40,273	$2,757

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2024
Commercial Business:
Uncriticized	$7,337	$107,289	$96,821	$75,632	$39,515	$74,444	$277,930	$—	$678,968
Special mention	—	7,023	—	2,310	—	950	2,379	—	12,662
Substandard	57	1,243	10	105	27	6	8,570	—	10,018
Doubtful	—	—	5,041	—	—	633	242	—	5,916
Total Commercial Business loans	$7,394	$115,555	$101,872	$78,047	$39,542	$76,033	$289,121	$—	$707,564
Current period gross write-offs	$—	$—	$—	$—	$—	$17	$—	$—	$17

Commercial Mortgage:
Uncriticized	$25,656	$364,635	$629,850	$317,407	$209,655	$429,008	$—	$—	$1,976,211
Special mention	—	—	4,716	17,414	6,825	17,417	—	—	46,372
Substandard	—	—	—	212	895	10,541	—	—	11,648
Doubtful	—	1,394	333	4,098	13	4,987	—	—	10,825
Total Commercial Mortgage loans	$25,656	$366,029	$634,899	$339,131	$217,388	$461,953	$—	$—	$2,045,056
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Commercial Business
Uncriticized	$111,035	$124,572	$77,079	$49,531	$21,971	$64,648	$257,585	$—	$706,421
Special mention	7,532	—	2,400	—	114	—	2,442	—	12,488
Substandard	1,609	11	81	—	—	888	8,532	—	11,121
Doubtful	—	5,097	—	—	14	397	162	—	5,670
Total	$120,176	$129,680	$79,560	$49,531	$22,099	$65,933	$268,721	$—	$735,700
Current period gross write-offs	$—	$5	$3	$31	$8	$235	$—	$—	$282

Commercial Mortgage
Uncriticized	$350,370	$603,686	$328,916	$209,213	$151,022	$294,703	$—	$—	$1,937,910
Special mention	—	494	17,136	8,982	119	11,355	—	—	38,086
Substandard	—	338	212	918	—	17,291	—	—	18,759
Doubtful	1,397	—	4,098	14	67	4,988	—	—	10,564
Total	$351,767	$604,518	$350,362	$219,127	$151,208	$328,337	$—	$—	$2,005,319

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2024
Residential Real Estate Loans
Performing	$8,514	$114,423	$79,271	$78,727	$107,364	$253,064	$—	$—	$641,363
Non-performing	—	298	522	1,084	1,427	3,466	—	—	6,797
Total Residential Real Estate Loans	$8,514	$114,721	$79,793	$79,811	$108,791	$256,530	$—	$—	$648,160
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$70,458	$4,975	$75,433
Non-performing	—	—	—	—	—	—	73	162	235
Total Residential Real Estate Lines	$—	$—	$—	$—	$—	$—	$70,531	$5,137	$75,668
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Indirect
Performing	$54,006	$234,715	$310,666	$210,874	$68,800	$38,487	$—	$—	$917,548
Non-performing	—	566	969	882	294	169	—	—	2,880
Total Consumer Indirect Loans	$54,006	$235,281	$311,635	$211,756	$69,094	$38,656	$—	$—	$920,428
Current period gross write-offs	$—	$1,357	$2,245	$1,422	$504	$689	$—	$—	$6,217

Other Consumer
Performing	$1,924	$35,157	$3,489	$1,228	$751	$385	$2,200	$—	$45,134
Non-performing	—	—	—	—	—	—	36	—	36
Total Other Consumer Loans	$1,924	$35,157	$3,489	$1,228	$751	$385	$2,236	$—	$45,170
Current period gross write-offs	$93	$42	$75	$7	$16	$4	$32	$—	$269

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Residential Real Estate Loans
Performing	$112,704	$80,117	$80,323	$109,601	$70,325	$190,388	$—	$—	$643,458
Non-performing	—	384	1,190	1,354	1,137	2,299	—	—	6,364
Total	$112,704	$80,501	$81,513	$110,955	$71,462	$192,687	$—	$—	$649,822
Current period gross write-offs	$—	$—	$—	$—	$32	$95	$—	$—	$127

Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$72,128	$5,018	$77,146
Non-performing	—	—	—	—	—	—	55	166	221
Total	$—	$—	$—	$—	$—	$—	$72,183	$5,184	$77,367
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$28	$13	$41

Consumer Indirect
Performing	$247,194	$336,369	$232,891	$78,652	$31,091	$18,820	$—	$—	$945,017
Non-performing	724	1,083	1,273	380	224	130	—	—	3,814
Total	$247,918	$337,452	$234,164	$79,032	$31,315	$18,950	$—	$—	$948,831
Current period gross write-offs	$1,371	$6,279	$5,845	$1,787	$1,282	$1,459	$—	$—	$18,023

Other Consumer
Performing	$35,483	$3,990	$1,424	$949	$217	$256	$2,747	$—	$45,066
Non-performing	13	—	—	—	—	—	21	—	34
Total	$35,496	$3,990	$1,424	$949	$217	$256	$2,768	$—	$45,100

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Allowance for Credit Losses – Loans

The following table sets forth the changes in the allowance for credit losses – loans for the three months ended March 31, 2024 and 2023 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended March 31, 2024
Allowance for credit losses – loans:
Beginning balance	$13,102	$15,858	$5,286	$764	$14,099	$1,973	$51,082
Charge-offs	(17)	—	(8)	—	(6,217)	(269)	(6,511)
Recoveries	54	1	4	—	3,244	87	3,390
(Benefit) provision	(148)	(1,746)	(652)	30	(1,272)	(1,098)	(4,886)
Ending balance	$12,991	$14,113	$4,630	$794	$9,854	$693	$43,075

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended March 31, 2023
Allowance for credit losses – loans:
Beginning balance	$12,585	$14,412	$3,301	$608	$14,238	$269	$45,413
Charge-offs	(27)	—	(63)	(16)	(4,620)	(382)	(5,108)
Recoveries	151	2	5	—	2,782	79	3,019
Provision	202	781	970	59	1,717	475	4,204
Ending balance	$12,911	$15,195	$4,213	$651	$14,117	$441	$47,528

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
(5.) LEASES

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		March 31,	December 31,
	Balance Sheet Location	2024	2023
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$38,978	$38,684
Accumulated amortization	Other assets	(7,594)	(7,160)
Net book value		$31,384	$31,524

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$33,680	$33,788

The weighted average remaining lease term for operating leases was 20.4 years at March 31, 2024 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.91%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LEASES (Continued)

The following table represents lease costs and other lease information:

	Three months ended March 31,
	2024	2023
Lease costs:
Operating lease costs	$774	$776
Variable lease costs (1)	106	117
Sublease income	(30)	(24)
Net lease costs	$850	$869

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$754	$690
Right of use assets obtained in exchange for new operating lease liabilities	$328	$323

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at March 31, 2024 (in thousands):

Twelve months ended March 31,
2024	$2,231
2025	2,887
2026	2,733
2027	2,705
2028	2,421
Thereafter	37,013
Total future minimum operating lease payments	49,990
Amounts representing interest	(16,310)
Present value of net future minimum operating lease payments	$33,680

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $67.1 million as of both March 31, 2024 and December 31, 2023. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual goodwill impairment test as of October 1. The Company did not identify an indication of goodwill impairment for any of its reporting units during the quarter ended March 31, 2024.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,042)	(2,042)
Net book value	$—	$—

Other intangibles:
Gross carrying amount	$14,545	$14,545
Accumulated amortization	(9,329)	(9,112)
Net book value	$5,216	$5,433

Amortization expense for total other intangible assets was $217 thousand and $234 thousand for the three months ended March 31, 2024 and 2023. As of March 31, 2024, the estimated amortization expense of other intangible assets for the remainder of 2024 and each of the next five years is as follows (in thousands):

2024 (remainder of year)	$622
2025	766
2026	694
2027	623
2028	551
2029	479
Thereafter	1,481
Total	$5,216

(7.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of the dates indicated are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Other Assets:
Tax credit investments	$66,593	$68,253
Net deferred tax asset	47,150	48,733
Derivative instruments	51,229	43,506
Operating lease right of use assets	31,384	31,524
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	15,042	17,406
Accrued interest receivable	24,914	24,481
Other	83,528	80,454
Total other assets	$319,840	$314,357

	March 31,	December 31,
	2024	2023
Other Liabilities:
Collateral on derivative instruments	$50,170	$40,350
Derivative instruments	44,180	37,521
Operating lease right of use obligations	33,680	33,788
Accrued interest expense	27,224	19,412
Other	43,243	52,570
Total other liabilities	$198,497	$183,641

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

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows at March 31, 2024 (dollars in thousands):

Effective Date	Expiration Date	Notional Amount	Pay Fixed Rate
4/11/2022	4/11/2027	$50,000	0.787%
1/24/2023	1/24/2026	$30,000	3.669%
5/5/2023	5/5/2026	$25,000	3.4615%

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $2.9 million in accumulated other comprehensive loss related to derivatives will be reclassified as an increase to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of March 31, 2024 and December 31, 2023 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount			Fair value			Fair value
	March 31, 2024	December 31, 2023	Balance sheet line item	March 31, 2024	December 31, 2023	Balance sheet line item	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Cash flow hedges	$105,000	$105,000	Other assets	$6,835	$5,939	Other liabilities	$—	$—
Total derivatives	$105,000	$105,000		$6,835	$5,939		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	$1,089,166	$1,104,804	Other assets	$44,173	$37,517	Other liabilities	$44,175	$37,519
Credit contracts	75,168	81,211	Other assets	—	—	Other liabilities	—	—
Mortgage banking	18,149	5,292	Other assets	221	50	Other liabilities	5	2
Total derivatives	$1,182,483	$1,191,307		$44,394	$37,567		$44,180	$37,521

(1)
The Company was holding collateral of $50.2 million and $40.4 million against its net obligations under these contracts at March 31, 2024 and December 31, 2023, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2024 and 2023 (in thousands):

		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended March 31,
Undesignated derivatives	recognized in income	2024	2023
Interest rate swaps	Income from derivative instruments, net	$1	$501
Credit contracts	Income from derivative instruments, net	5	7
Mortgage banking	Income from derivative instruments, net	168	(12)
Total undesignated		$174	$496

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three months ended March 31, 2024 and 2023:

	Outstanding	Treasury	Issued
2024
Shares at December 31, 2023	15,407,406	692,150	16,099,556
Restricted stock units released	60,989	(60,989)	—
Treasury stock purchases	(21,446)	21,446	—
Shares at March 31, 2024	15,446,949	652,607	16,099,556
2023
Shares at December 31, 2022	15,340,001	759,555	16,099,556
Restricted stock units released	58,188	(58,188)	—
Treasury stock purchases	(22,710)	22,710	—
Shares at March 31, 2023	15,375,479	724,077	16,099,556

Share Repurchase Programs

In June 2022, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 766,447 shares of common stock (the “2022 Share Repurchase Program”). Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. As of March 31, 2024, no shares have been repurchased under the 2022 Share Repurchase Program.

(10.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the components of other comprehensive (loss) income for the three months ended March 31, 2024 and 2023 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2024
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(9,646)	$(2,472)	$(7,174)
Reclassification adjustment for net gains included in net income (1)	14	4	10
Total securities available for sale and transferred securities	(9,632)	(2,468)	(7,164)
Hedging derivative instruments:
Change in unrealized gain during the period	907	232	675
Pension obligations:
Amortization of prior service credit included in income	(134)	(34)	(100)
Amortization of net actuarial loss included in income	358	92	266
Total pension obligations	224	58	166
Other comprehensive loss	$(8,501)	$(2,178)	$(6,323)

(1) Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2023
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$14,278	$3,658	$10,620
Reclassification adjustment for net gains included in net income (1)	19	5	14
Total securities available for sale and transferred securities	14,297	3,663	10,634
Hedging derivative instruments:
Change in unrealized gain during the period	(891)	(228)	(663)
Pension and post-retirement obligations:
Amortization of prior service credit included in income	(122)	(31)	(91)
Amortization of net actuarial loss included in income	316	81	235
Total pension and post-retirement obligations	194	50	144
Other comprehensive loss	$13,600	$3,485	$10,115

(1) Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

Activity in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive (Loss) Income
March 31, 2024
Balance at beginning of period	$3,911	$(111,906)	$(11,946)	$(119,941)
Other comprehensive income (loss) before reclassifications	675	(7,174)	—	(6,499)
Amounts reclassified from accumulated other comprehensive income	—	10	166	176
Net current period other comprehensive income (loss)	675	(7,164)	166	(6,323)
Balance at end of period	$4,586	$(119,070)	$(11,780)	$(126,264)

March 31, 2023
Balance at beginning of period	$4,735	$(128,634)	$(13,588)	$(137,487)
Other comprehensive income (loss) before reclassifications	(663)	10,620	—	9,957
Amounts reclassified from accumulated other comprehensive income	—	14	144	158
Net current period other comprehensive income (loss)	(663)	10,634	144	10,115
Balance at end of period	$4,072	$(118,000)	$(13,444)	$(127,372)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2024 and 2023 (in thousands):

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statement of Income
	Three months ended March 31,
	2024	2023
Realized loss on sale of investment securities	$—	$—	Net (loss) gain on investment securities
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	(14)	(19)	Interest income
	(14)	(19)	Total before tax
	4	5	Income tax expense
	(10)	(14)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	134	122	Salaries and employee benefits
Net actuarial losses (1)	(358)	(316)	Salaries and employee benefits
	(224)	(194)	Total before tax
	58	50	Income tax benefit
	(166)	(144)	Net of tax
Total reclassified for the period	$(176)	$(158)

(1) These items are included in the computation of net periodic pension expense. See Note 12 – Employee Benefit Plans for additional information.

(11.) SHARE-BASED COMPENSATION PLANS

The Company maintains certain share-based compensation plans, approved by the Company’s shareholders, which are administered by the Management Development and Compensation Committee (the “MD&C Committee”) of the Board. The share-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the long-term growth and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The Company awards grants of performance-based restricted stock units (“PSUs”) to certain members of management. Fifty percent of the shares subject to each grant that ultimately vest are contingent on achieving specified return on average equity (“ROAE”) targets relative to the market index the Compensation Committee has selected as a peer group for this purpose. These shares will be earned based on the Company’s achievement of a relative ROAE performance requirement, on a percentile basis, compared to the market index over a three-year performance period. The remaining fifty percent of the PSUs that ultimately vest are contingent upon achievement of an average return on average assets (“ROAA”) performance requirement over a three-year performance period. The shares earned based on the achievement of the ROAE and ROAA performance requirement, if any, will vest on March 1 of the third year from the grant date assuming the recipient’s continuous service to the Company.

The Company granted restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) during the three months ended March 31, 2024 as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
RSUs	129,665	$15.58
PSUs	54,754	$15.59

The grant-date fair value for the RSUs and PSUs granted during the three months ended March 31, 2024 was equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) SHARE-BASED COMPENSATION PLANS (Continued)

Assuming the recipient’s continuous service to the Company, the RSUs granted during the three months ended March 31, 2024 will vest on the third anniversary of the grant date.

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

	Three months ended March 31,
	2024	2023
Salaries and employee benefits	$528	$510
Other noninterest expense	41	41
Total share-based compensation expense	$569	$551

Income tax benefit realized for compensation costs	$286	$368

At March 31, 2024, there was $5.2 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.36 years.

(12.) EMPLOYEE BENEFIT PLANS

The Company participates in a non-contributory defined benefit pension plan for certain employees who meet participation requirements. The components of the Company’s net periodic benefit expense for its pension obligations were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Service cost	$491	$448
Interest cost on projected benefit obligation	861	855
Expected return on plan assets	(1,005)	(878)
Amortization of unrecognized prior service credit	(134)	(122)
Amortization of unrecognized net actuarial loss	358	316
Net periodic benefit expense	$571	$619

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

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Commitments to extend credit	$1,109,364	$1,200,617
Standby letters of credit	13,292	13,498

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

Unfunded Commitments

At March 31, 2024 and December 31, 2023, the allowance for credit losses for unfunded commitments totaled $3.0 million and $3.6 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. The credit loss expense for unfunded commitments was as follows (in thousands):

	Three months ended March 31,
	2024	2023
Credit (benefit) loss for unfunded commitments	$(570)	$11

Contingent Liabilities and Litigation

In the ordinary course of business, there are various threatened and pending legal proceedings against the Company. Management believes that the aggregate liability, if any, arising from such litigation, except for the matter described below, would not have a material adverse effect on the Company’s consolidated financial statements.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 13, 2024 and as disclosed in Part II, Item 1 of this Quarterly Report on Form 10-Q, the Company is party to an action filed against it on May 16, 2017 by Matthew L. Chipego, Charlene Mowry, Constance C. Churchill and Joseph W. Ewing in the Court of Common Pleas in Philadelphia, Pennsylvania. Plaintiffs sought and were granted class certification to represent classes of consumers in New York and Pennsylvania seeking to recover statutory damages, interest and declaratory relief. The plaintiffs specifically claim that the notices the Bank sent to defaulting consumers after their vehicles were repossessed did not comply with the relevant portions of the Uniform Commercial Code in New York and Pennsylvania. The Company disputes and believes it has meritorious defenses against these claims and plans to vigorously defend itself.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) COMMITMENTS AND CONTINGENCIES (Continued)

On April 5, 2024, the lower court conducted a Case Management Conference to discuss remaining matters and next steps, and thereafter issued a Scheduling Order setting a deadline of April 19, 2024 for the Company to re-file its motion to compel discovery and motion for re-consideration of the prior striking of its jurisdictional defense and scheduled a pre-trial conference for July 11, 2024. The time for the Company to re-file the aforementioned motions was extended to April 23, 2024, and the Company timely filed and served them. The case was also re-assigned to another member of the Court of Common Pleas to handle future proceedings.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2024
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$21,752	$—	$21,752
U.S. Treasury bills	—	64,697	—	64,697
Mortgage-backed securities	—	837,312	—	837,312
Other assets:
Hedging derivative instruments	—	6,835	—	6,835
Fair value adjusted through comprehensive income	$—	$930,596	$—	$930,596
Other assets:
Derivative instruments – interest rate swaps	—	44,173	—	44,173
Derivative instruments – mortgage banking	—	221	—	221
Other liabilities:
Derivative instruments – interest rate swaps	—	(44,175)	—	(44,175)
Derivative instruments – mortgage banking	—	(5)	—	(5)
Fair value adjusted through net income	$—	$214	$—	$214
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$504	$—	$504
Collateral dependent loans	—	—	30,754	30,754
Other assets:
Long-lived assets held for sale	—	—	629	629
Loan servicing rights	—	—	1,382	1,382
Other real estate owned	—	—	140	140
Total	$—	$504	$32,905	$33,409

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2024. There were no liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2024.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$21,811	$—	$21,811
Mortgage-backed securities	—	865,919	—	865,919
Other assets:
Hedging derivative instruments	—	5,939	—	5,939
Fair value adjusted through comprehensive income	$—	$893,669	$—	$893,669
Other assets:
Derivative instruments – interest rate products	$—	$37,517	$—	$37,517
Derivative instruments – mortgage banking	—	50	—	50
Other liabilities:
Derivative instruments – interest rate products	—	(37,519)	—	(37,519)
Derivative instruments – mortgage banking	—	(2)	—	(2)
Fair value adjusted through net income	$—	$46	$—	$46
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,370	$—	$1,370
Collateral dependent loans	—	—	37,516	37,516
Other assets:
Long-lived assets held for sale	—	—	629	629
Loan servicing rights	—	—	1,382	1,382
Other real estate owned	—	—	142	142
Total	$—	$1,370	$39,669	$41,039

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2024 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$30,754	Appraisal of collateral (1)	Appraisal adjustments (2)	44.6%(3) / 0 - 91.7%
Loan servicing rights	$1,382	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	12.8% (3)
Long-lived assets held for sale	$629	Appraisal of collateral (1)	Appraisal adjustments (2)	12.4 - 46.3%
Other real estate owned	$140	Appraisal of collateral (1)	Appraisal adjustments (2)	35.7 - 47.7%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended March 31, 2024 and 2023.

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

	Level in	March 31, 2024		December 31, 2023
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$237,038	$237,038	$124,442	$124,442
Securities available for sale	Level 2	923,761	923,761	887,730	887,730
Securities held to maturity, net	Level 2	143,714	131,269	148,156	137,030
Loans held for sale	Level 2	504	504	1,370	1,370
Loans	Level 2	4,368,217	4,160,389	4,373,541	4,143,918
Loans (1)	Level 3	30,754	30,754	37,516	37,516
Long-lived assets held for sale	Level 3	629	629	629	629
Accrued interest receivable	Level 1	24,914	24,914	24,481	24,481
Derivative instruments – cash flow hedges	Level 2	6,835	6,835	5,939	5,939
Derivative instruments – interest rate products	Level 2	44,173	44,173	37,517	37,517
Derivative instruments – mortgage banking	Level 2	221	221	50	50
FHLB and FRB stock	Level 2	15,042	15,042	17,406	17,406
Financial liabilities:
Non-maturity deposits	Level 1	3,836,171	3,836,171	3,808,216	3,808,216
Time deposits	Level 2	1,560,586	1,553,489	1,404,696	1,398,352
Short-term borrowings	Level 1	133,000	133,000	185,000	185,000
Long-term borrowings	Level 2	124,610	127,022	124,532	128,363
Accrued interest payable	Level 1	27,224	27,224	19,412	19,412
Derivative instruments – interest rate products	Level 2	44,175	44,175	37,519	37,519
Derivative instruments – mortgage banking	Level 2	5	5	2	2

(1) Comprised of collateral dependent loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.) SEGMENT REPORTING

The Company has one reportable segment, Banking, which includes all the Company’s retail and commercial banking operations. This reportable segment has been identified and organized based on the nature of the underlying products and services applicable to the segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available.

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other,” which include the activities of SDN and Courier Capital. SDN is a full-service insurance agency that provided a broad range of insurance services to both personal and business clients, and Courier Capital is our investment advisor and wealth management firm that offers customized investment management, financial planning and consulting services to individuals and families, businesses, institutions, non-profits and retirement plans. Also included in “All Other” are Holding Company amounts, which are the primary differences between segment amounts and consolidated totals, along with amounts to eliminate balances and transactions between segments.

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	All Other	Consolidated Totals
March 31, 2024
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	—	5,216	5,216
Total assets	6,255,833	42,765	6,298,598

December 31, 2023
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	—	5,433	5,433
Total assets	6,117,748	43,133	6,160,881

	Banking	All Other	Consolidated Totals
Three months ended March 31, 2024
Net interest income (expense)	$41,141	$(1,059)	$40,082
Provision for credit losses	5,456	—	5,456
Noninterest income	6,496	4,405	10,901
Noninterest expense	(49,717)	(4,296)	(54,013)
Income (loss) before income taxes	3,376	(950)	2,426
Income tax (expense) benefit	(455)	99	(356)
Net income (loss)	$2,921	$(851)	$2,070

	Banking	All Other	Consolidated Totals
Three months ended March 31, 2023
Net interest income (expense)	$42,875	$(1,060)	$41,815
Provision for credit losses	(4,214)	—	(4,214)
Noninterest income	6,375	4,549	10,924
Noninterest expense	(29,773)	(3,888)	(33,661)
Income (loss) before income taxes	$15,263	$(399)	$14,864
Income tax (expense) benefit	(2,630)	(145)	(2,775)
Net income (loss)	$12,633	$(544)	$12,089

(16.) SUBSEQUENT EVENT

On April 1, 2024, the Company announced and closed on the sale of the assets of its wholly owned subsidiary, SDN, to NFP Property & Casualty Services, Inc. (“NFP”), a privately held property and casualty broker and benefits consultant. The sale generated approximately $27 million in proceeds, or an after-tax gain of $11.2 million, and supports the Company’s earnings potential, capital position, and focus on its core banking business.

MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

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
•
We make certain assumptions and estimates in preparing our financial statements that may prove to be incorrect, which could significantly impact the results of our operations, cash flows and financial condition, and we are subject to new or changing accounting rules and interpretations, and the failure by us to correctly interpret or apply these evolving rules and interpretations could have a material adverse effect;
•
The value of our goodwill and other intangible assets may decline in the future;
•
We may be unable to successfully implement our growth strategies, including the integration and successful management of newly acquired businesses;
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected. See also Item 1A, Risk Factors, in the Annual Report on Form 10-K for the year ended December 31, 2023. Except as required by law, we do not undertake, and specifically disclaim any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

GENERAL

The Parent is a financial holding company headquartered in New York State, providing diversified financial services through its operating subsidiaries, Five Star Bank (the “Bank”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly owned New York-chartered banking subsidiary, the Bank. The Bank also has commercial loan production offices in Ellicott City (Baltimore), Maryland, and Syracuse, New York, serving the Mid-Atlantic and Central New York regions. Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, and the Capital District of New York. Effective January 1, 2024, we exited the Pennsylvania automobile market to align our focus more fully around our core Upstate New York market. Courier Capital provides customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans.

As of March 31, 2024, the Company’s fee-based subsidiaries included SDN Insurance Agency, LLC (“SDN”), which provided a broad range of insurance services to personal and business clients, and Courier Capital, which provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. On April 1, 2024, the Company announced and closed the sale of the assets of its wholly owned subsidiary SDN Insurance Agency, LLC (“SDN”) to NFP Property & Casualty Services, Inc. (“NFP”), a subsidiary of NFP Corp. Please refer to the “Recent Developments” section below for additional details regarding the sale of SDN.

Our primary sources of revenue are net interest income (interest earned on our loans and securities, net of interest paid on deposits and other funding sources) and noninterest income, particularly fees and other revenue from insurance, prior to the sale of the assets of SDN, investment advisory and financial services provided to customers or ancillary services tied to loans and deposits. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace. We are not able to predict market interest rate fluctuations with certainty and our asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on the results of our operations and financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking and other financial needs of individuals, municipalities and businesses of the communities surrounding our primary service area. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad-based banking relationships. Our core customers are primarily small- to medium-sized businesses, individuals and community organizations who prefer to build banking and wealth management relationships with a community bank that combines high quality, competitively priced products and services with personalized service. Because of our identity and origin as a locally operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

A key aspect of our current business strategy is to foster a community-oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. We believe that we are well-positioned to be a strong competitor within our market area because of our focus on community banking needs and customer service, our comprehensive suite of deposit, loan, and wealth management products typically found at larger banks, our highly experienced management team and our strategically located banking centers.

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

We have evolved to meet changing customer needs by offering complementary physical, digital and virtual channels. We focus on technology to provide solutions that fit our customers' preferences for transacting business with us. Branches are staffed by certified personal bankers who are trained to meet a broad array of customer needs. Our digital banking capabilities, interactive teller machine (“ITM”) functionality and Customer Contact Center provide additional self-serve and phone options through which customer needs are met effectively.

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

We will continue to explore market expansion opportunities that complement current market areas as opportunities arise. Our primary focus will be on increasing the Bank’s market share within existing markets, while taking advantage of potential growth opportunities within our noninterest income lines of business by acquiring businesses that can be incorporated into existing operations. We believe our capital position remains strong enough to support an active merger and acquisition strategy and the expansion of our core financial service businesses. Consequently, we continue to explore acquisition opportunities in these activities. When evaluating acquisition opportunities, we will balance the potential for earnings accretion with maintaining adequate capital levels, which could result in our common stock being the predominant form of consideration and/or the need for us to raise capital.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RECENT DEVELOPMENTS

Sale of SDN

On April 1, 2024, the Company announced and closed the sale of the assets of SDN to NFP. The sale generated approximately $27 million in proceeds, or an after-tax gain of $11.2 million before selling costs. The all-cash transaction value represented approximately four times our 2023 insurance revenue.

Fraudulent Activity

In early March 2024, the Company discovered fraudulent activity associated with deposit transactions conducted over the course of several business days by an in-market business customer of the Bank, that resulted in an $18.4 million pre-tax loss for deposit-related charged-off items and approximately $600 thousand of legal and consulting expenses, recorded in the first quarter related to this event. The Bank is working with the appropriate law enforcement authorities in connection with this matter and is pursuing all legal recourse available to recover additional funds and minimize the loss. However, there can be no assurance that the Company will be able to recover any further offset to the deposit loss.

EXECUTIVE OVERVIEW

Summary of 2024 First Quarter Results

Net income decreased $10.0 million to $2.1 million for the first quarter of 2024 compared to $12.1 million for the first quarter of 2023. Net income available to common shareholders for the first quarter of 2024 was $1.7 million, or $0.11 per diluted share, compared with $11.7 million, or $0.76 per diluted share, for the first quarter of 2023. Return on average common equity was 1.83% and return on average assets was 0.13% for the first quarter of 2024 compared to 11.87% and 0.84%, respectively, for the first quarter of 2023. First quarter 2024 results reflected an $18.4 million pre-tax loss that was recorded in deposit-related charged-off items and approximately $660 thousand of legal and consulting expenses, recorded in professional services expenses related to the previously mentioned fraud event.

Net interest income totaled $40.1 million in the first quarter of 2024, a decrease of $1.7 million compared to $41.8 million in the first quarter of 2023. Average interest-earning assets for the first quarter of 2024 were $318.8 million higher than the first quarter of 2023 due to a $342.6 million increase in average loans and a $94.8 million increase in the average balance of Federal Reserve interest-earning cash, partially offset by a $118.5 million decrease in average investment securities. Average interest-bearing liabilities for the first quarter of 2024 were $427.7 million higher than the first quarter of 2023 due to a $416.7 million increase in average savings and money market account deposits, a $97.0 million increase in average time deposits, and a $44.5 million increase in average borrowings, partially offset by a $130.6 million decrease in average interest-bearing demand deposits.

Net interest margin was 2.78% for the first quarter of 2024 compared to 3.09% in the first quarter of 2023, primarily due to higher funding costs as a result of the continued high interest rate environment, as well as seasonality and repricing within the public deposit portfolio, partially offset by an increase in the average yield on interest-earning assets.

The benefit for credit losses was $5.5 million in the first quarter of 2024 compared to a provision for credit losses of $4.2 million in the first quarter of 2023. The benefit for credit losses for the first quarter of 2024 was primarily driven by positive trends in qualitative factors, including an improvement in consumer indirect loan delinquencies during the period, and improvement in forecasted losses, which are based in part on the national unemployment forecast, and a reduction in period-end loan balances. Net charge-offs during the recent quarter were $3.1 million, representing 0.28% of average loans on an annualized basis, compared to $2.1 million, or an annualized 0.21% of average loans, in the first quarter of 2023. See the “Allowance for Credit Losses – Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision for credit losses and net charge-offs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest income totaled $10.9 million in the first quarters of 2024 and 2023. Noninterest income for the first quarter of 2024 included decreases of $341 thousand in investment advisory income, primarily due to lower transaction-based fees on retail accounts, and $322 thousand in income from derivative instruments, net, partially offset by increases of $304 thousand in company owned life insurance income, due to the higher crediting rate and associated impact to cash surrender value related to the surrender and redeploy strategy executed in the fourth quarter of 2023, and $406 thousand in other income.

Noninterest expense totaled $54.0 million in the first quarter of 2024, compared to $33.7 million in the first quarter of 2023. The increase in noninterest expense was primarily the result of the deposit fraud-related charge-off and associated legal and consulting expenses totaling $19.0 million. Also contributing to the increase in noninterest expense for the first quarter of 2024 were increases in computer and data processing expense, due in part to investments in data efficiency and marketing technology, FDIC assessments expense, and other expenses.

The regulatory Common Equity Tier 1 Ratio and Total Risk-Based Capital Ratio were 9.76%, and 12.04%, respectively, at March 31, 2024. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising approximately 79% of revenue during the three months ended March 31, 2024. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2024	2023
Interest income per consolidated statements of income	$78,413	$63,771
Adjustment to fully taxable equivalent basis	86	121
Interest income adjusted to a fully taxable equivalent basis	78,499	63,892
Interest expense per consolidated statements of income	38,331	21,956
Net interest income on a taxable equivalent basis	$40,168	$41,936

Analysis of Net Interest Income for the Three Months Ended March 31, 2024 and 2023

Net interest income on a taxable equivalent basis for the three months ended March 31, 2024, was $40.2 million, a decrease of $1.8 million versus the comparable quarter last year of $41.9 million. The decrease in net interest income was primarily due to higher funding costs amid the current high interest rate environment.

Our net interest margin for the first quarter of 2024 was 2.78%, 31-basis points lower than 3.09% for the same period in 2023 due to higher funding costs as a result of the continued high interest rate environment, as well as seasonality and repricing within the public deposit portfolio, partially offset by an increase in the average yield on interest-earning assets.

For the first quarter of 2024, the average yield on average interest earning assets of 5.43% was 72-basis points higher than the first quarter of 2023 of 4.71% primarily due to an increase in market interest rates. Average loan yields increased 72-basis points during the first quarter of 2024 to 6.33% from 5.61% for the first quarter of 2023. The average yield on investment securities increased 19-basis points during the first quarter of 2024 to 2.09% from 1.90% for the first quarter of 2023. Overall, a favorable volume variance increased interest income by $6.0 million during the first quarter of 2024, and the average interest rate changes increased interest income by $8.6 million which collectively drove a $14.6 million increase in interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Average interest-earning assets were $5.80 billion for the first quarter of 2024 compared to $5.49 billion for the first quarter of 2023, an increase of $318.8 million, or 6%, from the comparable quarter last year, with average loans up $342.6 million from $4.12 billion for the first quarter of 2023 to $4.46 billion for the first quarter of 2024, and a $94.8 million increase in average Federal Reserve interest-earning cash, partially offset by a decrease in average securities of $118.5 million from $1.30 billion for the first quarter of 2023 to $1.18 billion for the first quarter of 2024. Average loans comprised 77% of average interest-earning assets during the first quarter of 2024 compared to 75% during the first quarter of 2023. The increase in average loans was primarily due to organic growth in commercial mortgages. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. The average yield on average loans was 6.33% for the first quarter of 2024, an increase of 72-basis points compared to 5.61% for the comparable quarter in 2023 due to the impact of the higher market interest rates. An increase in the volume of average loans resulted in a $5.5 million increase in interest income and rate changes on average loans increased interest income by $7.7 million. Average investment securities represented 20% of average interest-earning assets during the first quarter of 2024 compared to 24% during the first quarter of 2023. The decrease in average investment securities was primarily due to repayment and maturities of investment securities, and the use of cash to fund loan originations, including the sale of approximately $54 million in lower yielding available-for-sale agency mortgage-backed securities in the fourth quarter of 2023.

For the first quarter of 2024, the average cost of average interest-bearing liabilities of 3.34% was 122-basis points higher than the first quarter of 2023 and the average cost of interest-bearing deposits of 3.29% was 130-basis points higher than the first quarter of 2023 due to the continued repricing of deposits at higher interest rates. The average cost of total borrowings decreased 8-basis points to 4.08% in the first quarter of 2024, compared to 4.16% in the first quarter of 2023.

Average interest-bearing liabilities were $4.61 billion for the first quarter of 2024, compared to $4.19 billion for the first quarter of 2023, an increase of $427.7 million, or 10% driven by increases in both average balances of interest-bearing deposits and average total borrowings. On average, interest-bearing deposits grew $383.2 million from $3.93 billion for the first quarter of 2023 to $4.31 billion for the current quarter while noninterest-bearing demand deposits (a principal component of net free funds) decreased $102.2 million to $962.5 million for the first quarter of 2024. The increase in average interest-bearing deposits was due to growth in non-public deposits, public deposits, and reciprocal deposits, partially offset by a decrease in brokered deposits. For further discussion of our reciprocal and brokered deposits, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate changes resulted in a $13.4 million increase in interest expense, and volume changes resulted in a $2.6 million increase in interest expense during the first quarter of 2024. Total average borrowings increased to $304.3 million, up $44.5 million from the first quarter of 2023. The increase in average borrowings volume contributed $439 thousand to interest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (dollars in thousands). Average balances were derived from daily balances.

	Three months ended March 31,
	2024			2023
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$158,075	$1,985	5.05%	$63,311	$616	3.95%
Investment securities (1):
Taxable	1,125,365	5,768	2.05	1,215,608	5,601	1.84
Tax-exempt (2)	57,628	413	2.87	85,898	577	2.69
Total investment securities	1,182,993	6,181	2.09	1,301,506	6,178	1.90
Loans:
Commercial business	722,720	13,599	7.57	670,354	11,232	6.80
Commercial mortgage	2,029,841	34,300	6.80	1,744,963	26,400	6.14
Residential real estate loans	648,921	6,476	3.99	589,747	5,245	3.56
Residential real estate lines	76,396	1,491	7.85	76,627	1,303	6.89
Consumer indirect	934,380	13,711	5.90	1,024,362	12,525	4.96
Other consumer	51,535	756	5.90	15,156	393	10.51
Total loans (4)	4,463,793	70,333	6.33	4,121,209	57,098	5.61
Total interest-earning assets	5,804,861	78,499	5.43	5,486,026	63,892	4.71
Less: Allowance for credit losses	(51,534)			(46,668)
Other noninterest-earning assets	472,433			404,428
Total assets	$6,225,760			$5,843,786
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$749,512	$2,076	1.11%	$880,093	$1,399	0.64%
Savings and money market	2,081,815	15,948	3.08	1,665,075	6,556	1.60
Time deposits	1,479,133	17,214	4.68	1,382,131	11,339	3.33
Total interest-bearing deposits	4,310,460	35,238	3.29	3,927,299	19,294	1.99
Short-term borrowings	179,747	1,529	3.42	145,533	1,202	3.35
Long-term borrowings	124,562	1,564	5.02	114,251	1,460	5.11
Total borrowings	304,309	3,093	4.08	259,784	2,662	4.16
Total interest-bearing liabilities	4,614,769	38,331	3.34	4,187,083	21,956	2.12
Noninterest-bearing demand deposits	962,522			1,064,754
Other noninterest-bearing liabilities	193,434			174,014
Shareholders’ equity	455,035			417,935
Total liabilities and shareholders’ equity	$6,225,760			$5,843,786
Net interest income (tax-equivalent)		$40,168			$41,936
Interest rate spread			2.09%			2.59%
Net earning assets	$1,190,092			$1,298,943
Net interest margin (tax-equivalent)			2.78%			3.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.79%			131.02%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended March 31,
	2024	2023
Commercial business	$4	$(1)
Commercial mortgage	613	548
Residential real estate loans	(358)	(404)
Residential real estate lines	(83)	(74)
Consumer indirect	(922)	(537)
Other consumer	10	—
Total	$(736)	$(468)

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

	Three months ended March 31, 2024 vs. 2023
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$1,146	$223	$1,369
Investment securities:
Taxable	(435)	602	167
Tax-exempt	(201)	37	(164)
Total investment securities	(636)	639	3
Loans:
Commercial business	919	1,448	2,367
Commercial mortgage	4,604	3,296	7,900
Residential real estate loans	555	676	1,231
Residential real estate lines	(4)	192	188
Consumer indirect	(1,167)	2,353	1,186
Other consumer	597	(234)	363
Total loans	5,504	7,731	13,235
Total interest income	6,014	8,593	14,607
Interest expense:
Deposits:
Interest-bearing demand	(234)	911	677
Savings and money market	1,966	7,426	9,392
Time deposits	844	5,031	5,875
Total interest-bearing deposits	2,576	13,368	15,944
Short-term borrowings	310	17	327
Long-term borrowings	129	(25)	104
Total borrowings	439	(8)	431
Total interest expense	3,015	13,360	16,375
Net interest income	$2,999	$(4,767)	$(1,768)

MANAGEMENT'S DISCUSSION AND ANALYSIS

(Benefit) Provision for Credit Losses

The benefit for credit losses for the first quarter of 2024 was $5.5 million compared to a provision for credit losses of $4.2 million for the first quarter of 2023. The benefit for credit losses – loans was $4.9 million for the first quarter of 2024, compared to a provision for credit losses – loans of $4.2 million for the first quarter of 2023. The benefit for credit losses – loans in the first quarter of 2024 was driven by a combination of factors, including improvement in forecasted losses, positive trends in qualitative factors, including a reduction in consumer indirect loan delinquencies during the period, and a reduction in total period-end loan balances. Also included in the (benefit) provision for credit losses was a credit loss benefit for unfunded commitments of $569 thousand and $11 thousand for the first quarters of 2024 and 2023, respectively.

See the “Allowance for Credit Losses – Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Service charges on deposits	$1,077	$1,027
Insurance income	2,134	2,087
Card interchange income	1,902	1,939
Investment advisory	2,582	2,923
Company owned life insurance	1,298	994
Investments in limited partnerships	342	251
Loan servicing	175	146
Income from derivative instruments, net	174	496
Net gain on sale of loans held for sale	88	112
Net (loss) gain on other assets	(13)	39
Net loss on tax credit investments	(375)	(201)
Other	1,517	1,111
Total noninterest income	$10,901	$10,924

Investment advisory income decreased $341 thousand, or 12%, to $2.6 million for the first quarter of 2024 compared to $2.9 million for the first quarter of 2023, primarily due to lower transaction-based fees on retail accounts in the most recent period.

Income from company owned life insurance increased $304 thousand, or 31%, to $1.3 million for the first quarter of 2024 compared to $1.0 million for the first quarter of 2023, primarily due to the higher crediting rate and associated impact to cash surrender value recorded in the linked quarter related to the previously mentioned surrender and redeploy strategy executed in the fourth quarter of 2023.

Income from derivative instruments, net decreased $322 thousand, or 65%, to $174 thousand for first quarter of 2024 compared to $496 thousand. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed during the quarter combined with the impact of changes in the fair value of borrower-facing trades.

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Salaries and employee benefits	$17,340	$18,133
Occupancy and equipment	3,752	3,730
Professional services	2,372	1,495
Computer and data processing	5,386	4,691
Supplies and postage	475	490
FDIC assessments	1,295	1,115
Advertising and promotions	297	314
Amortization of intangibles	217	234
Deposit-related charged-off items	19,179	323
Other	3,700	3,136
Total noninterest expense	$54,013	$33,661

MANAGEMENT'S DISCUSSION AND ANALYSIS

Salaries and employee benefits expense decreased $793 thousand, or 4%, to $17.3 million for the first quarter of 2024 compared to $18.1 million for the first quarter of 2023. The decrease was driven in part by lower salaries and wages and lower bonuses in the current quarter, as a result of our previously disclosed leadership and organizational changes completed in the fourth quarter of 2023 and higher earnout compensation associated with a past insurance subsidiary acquisition.

Professional services expense increased $877 thousand, or 59%, to $2.4 million for the first quarter of 2024 compared to $1.5 million for the first quarter of 2023. The increase was primarily due to higher legal and consulting expenses in the first quarter of 2024 primarily related to the fraud event.

Computer and data processing expense increased $695 thousand, or 15%, to $5.4 million for the first quarter of 2024 compared to $4.7 million for the first quarter of 2023. The increase during the 2024 period was a result of our strategic investments in data efficiency and marketing technology.

Deposit-related charged-off items of $19.2 million for the first quarter of 2024 included the $18.4 million loss associated with the fraud event described above.

Other expense increased $564 thousand, or 18%, to $3.7 million for the first quarter of 2024 compared to $3.1 million for the first quarter of 2023. The increase was primarily driven by an increase in New York State capital base franchise tax accrual and the timing of Community Reinvestment Act (“CRA”) grant donations.

Our efficiency ratio for the first quarter of 2024 was 105.77%, compared with 63.68% for the first quarter of 2023. The higher efficiency ratio for the first quarter of 2024 was primarily due to the $18.4 million pre-tax loss in deposit-related charged-off items and approximately $660 thousand of legal and consulting expenses, recorded in professional services expense, related to the fraud event. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the three months ended March 31, 2024, we recorded income tax expense of $356 thousand, versus $2.8 million for the same period in the prior year. The lower level of income tax expense incurred during the first quarter of 2024 was due to a lower level of pre-tax income, reflecting the impact of the fraud event. In the first quarter of 2024, we recognized federal and state tax benefits related to tax credit investments placed in service and/or amortized during the period resulting in a reduction in income tax expense of $785 thousand, versus $584 thousand for the same period in the prior year.

Our effective tax rate for the three months ended March 31, 2024 was 14.7%, versus 18.7%, for the same period in the prior year. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2024 and 2023 reflects the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT'S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$24,535	$21,752	$24,535	$21,811
U.S. Treasury bills	64,698	64,697	—	—
Mortgage-backed securities:
Agency mortgage-backed securities	994,436	836,915	1,013,455	865,594
Non-Agency mortgage-backed securities	—	397	—	325
Total available for sale securities	1,083,669	923,761	1,037,990	887,730
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	16,551	15,877	16,513	15,983
State and political subdivisions	66,405	60,800	68,854	63,782
Mortgage-backed securities	60,761	54,592	62,793	57,265
Total held to maturity securities	143,717	131,269	148,160	137,030
Allowance for credit losses – securities	(3)		(4)
Total held to maturity securities, net	143,714		148,156
Total investment securities	$1,227,383	$1,055,030	$1,186,146	$1,024,760

Our available for sale (“AFS”) investment securities portfolio increased $45.7 million from December 31, 2023 to March 31, 2024. The AFS portfolio had a net unrealized loss of $159.9 million at March 31, 2024 and $150.3 million at December 31, 2023, respectively. The increase in the AFS portfolio balance was primarily the result of the purchase of securities for collateral for municipal deposits in the first quarter of 2024.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of March 31, 2024. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—	$15,000	1.70%	$9,535	1.90%	$—	—	$24,535	1.78%
U.S. Treasury bills	64,698	5.36%	—	—	—	—	—	—	64,698	5.36%
Mortgage-backed securities	29	3.11%	25,836	1.53%	122,432	2.05%	846,139	1.99%	994,436	1.99%
	64,727	5.36%	40,836	1.59%	131,967	2.04%	846,139	1.99%	1,083,669	2.18%
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—	$10,000	3.00%	$6,551	3.50%	$—	—	$16,551	3.20%
State and political subdivisions	25,506	2.18%	14,366	1.99%	5,003	1.62%	21,530	2.45%	66,405	2.19%
Mortgage-backed securities	—	—	4,516	2.53%	17,846	2.27%	38,399	2.88%	60,761	2.68%
	25,506	2.18%	28,882	2.42%	29,400	2.43%	59,929	2.73%	143,717	2.51%
Total investment securities	$90,233	4.46%	$69,718	1.94%	$161,367	2.11%	$906,068	2.04%	$1,227,386	2.22%

MANAGEMENT'S DISCUSSION AND ANALYSIS

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three months ended March 31, 2024 and 2023, no allowance for credit losses was recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

LENDING ACTIVITIES

Total loans were $4.44 billion at March 31, 2024, a decrease of $20.1 million from $4.46 billion at December 31, 2023. Commercial loans and consumer loans represented 62% and 38% of total loans as of March 31, 2024, respectively. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (dollars in thousands):

	Loan Portfolio Composition
	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Commercial business	$707,564	15.9%	$735,700	16.5%
Commercial mortgage	2,045,056	46.1	2,005,319	44.9
Total commercial	2,752,620	62.0	2,741,019	61.4
Residential real estate loans	648,160	14.6	649,822	14.6
Residential real estate lines	75,668	1.7	77,367	1.7
Consumer indirect	920,428	20.7	948,831	21.3
Other consumer	45,170	1.0	45,100	1.0
Total consumer	1,689,426	38.0	1,721,120	38.6
Total loans	4,442,046	100.0%	4,462,139	100.0%
Less: Allowance for credit losses – loans	43,075		51,082
Total loans, net	$4,398,971		$4,411,057

Total commercial loans of $2.75 billion, or 62% of total loans at March 31, 2024, were comprised of commercial business loans of $707.6 million, or 16% of total loans, down $28.1 million, or 4%, from December 31, 2023, and commercial mortgage loans of $2.05 billion, or 46% of total loans, up $39.7 million, or 2%, from December 31, 2023. Commercial loans include both owner-occupied and non-owner occupied commercial real estate loans. As of March 31, 2024, commercial real estate (“CRE”) loans make up approximately 66% of total commercial loans, and 41% of total loans, commercial and industrial loans approximated 30% of total commercial loans, and 19% of total loans, and business banking unit loans were approximately 4% of total commercial loans and 3% of total loans. Our CRE committed credit exposure at March 31, 2024 related to approximately 42% multi-family, 17% office, 8% retail, 7% hospitality, 7% home builder, and 7% industrial property. Approximately 70% of our office exposure at March 31, 2024, or 12% of our total CRE exposure, related to Class B or medical office space. More than 90% of our CRE loans have full or limited personal or corporate recourse.

Total consumer loans of $1.69 billion, or 38% of total loans at March 31, 2024, decreased $31.7 million from December 31, 2023. Consumer loans at March 31, 2024 were comprised of residential real estate loans and lines of credit of $723.8 million, or 16.3% of total loans, consumer indirect loans of $920.4 million, or 21% of total loans, and other consumer loans of $45.2 million, or 1% of total loans. During the three months ended March 31, 2024, we originated $57.9 million in indirect automobile loans with a mix of approximately 18% new automobile and 82% used automobile loans. This compares with the $97.7 million in indirect automobile loans with a mix of approximately 25% new automobile and 75% used automobile loans for the three months ended March 31, 2023. Origination volumes and the mix of new and used vehicles financed fluctuate depending on general market conditions. Effective January 1, 2024, we exited the Pennsylvania automobile market to align our focus more fully around our core Upstate New York market, which includes a strong network of approximately 375 new automobile dealers.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $504 thousand and $1.4 million as of March 31, 2024 and December 31, 2023, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $268.7 million and $269.4 million as of March 31, 2024 and December 31, 2023, respectively.

Allowance for Credit Losses – Loans

The following table summarizes the activity in the allowance for credit losses – loans for the periods indicated (dollars in thousands).

	Credit Loss – Loans Analysis
	Three months ended March 31,
	2024	2023
Allowance for credit losses – loans, beginning of period	$51,082	$45,413
Net charge-offs (recoveries):
Commercial business	(37)	(124)
Commercial mortgage	(1)	(2)
Residential real estate loans	4	58
Residential real estate lines	—	16
Consumer indirect	2,973	1,838
Other consumer	182	303
Total net charge-offs	3,121	2,089
(Benefit) provision for credit losses – loans	(4,886)	4,204
Allowance for credit losses – loans, end of period	$43,075	$47,528

Net loan charge-offs (recoveries) to average loans:
Commercial business	(0.02)%	(0.08)%
Commercial mortgage	0.00%	0.00%
Residential real estate loans	0.00%	0.04%
Residential real estate lines	0.00%	0.09%
Consumer indirect	1.28%	0.73%
Other consumer	1.41%	8.10%
Total loans	0.28%	0.21%

Allowance for credit losses – loans to total loans	0.97%	1.12%
Allowance for credit losses – loans to nonaccrual loans	161%	540%
Allowance for credit losses – loans to non-performing loans	161%	540%

Loans not analyzed for a specific reserve are segmented into “pools” of loans based upon similar risk characteristics. This is referred to as the “pooled loan” component of the allowance for credit losses estimate. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s Loan Review function. The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, and other loans deemed appropriate by management, collectively referred to as collateral dependent loans. See Note 4. Loans of the notes to the consolidated financial statements for further details on collateral dependent loans.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net charge-offs of $3.1 million in the first quarter of 2024 represented 0.28% of average loans on an annualized basis compared to net charge-offs of $2.1 million, or 0.21% of average loans for the first quarter of 2023. The allowance for credit losses – loans was $43.1 million at March 31, 2024, compared with $47.5 million at March 31, 2023. The ratio of the allowance for credit losses – loans to total loans was 0.97% at March 31, 2024 and 1.12% at March 31, 2023. The ratio of allowance for credit losses – loans to non-performing loans was 161% at March 31, 2024, reflecting one large commercial loan relationship totaling $13.6 million that was placed on nonaccrual status during the fourth quarter of 2023, compared with 540% at March 31, 2023.

The following table sets forth the allocation of the allowance for credit losses – loans by loan category as of the dates indicated (dollars in thousands). The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	Allowance for Credit Losses – Loans by Loan Category
	March 31, 2024		December 31, 2023
		Percentage		Percentage
	Credit	of loans by	Credit	of loans by
	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans
Commercial business	$12,991	15.9%	$13,102	16.5%
Commercial mortgage	14,113	46.1	15,858	44.9
Residential real estate loans	4,630	14.6	5,286	14.6
Residential real estate lines	794	1.7	764	1.7
Consumer indirect	9,854	20.7	14,099	21.3
Other consumer	693	1.0	1,973	1.0
Total	$43,075	100.0%	$51,082	100.0%

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (dollars in thousands).

	Non-Performing Assets
	March 31, 2024	December 31, 2023
Nonaccrual loans:
Commercial business	$5,956	$5,664
Commercial mortgage	10,826	10,563
Residential real estate loans	6,797	6,364
Residential real estate lines	235	221
Consumer indirect	2,880	3,814
Other consumer	—	13
Total nonaccrual loans	26,694	26,639
Accruing loans 90 days or more delinquent	36	21
Total non-performing loans	26,730	26,660
Foreclosed assets	140	142
Total non-performing assets	$26,870	$26,802

Nonaccrual loans to total loans	0.60%	0.60%
Non-performing loans to total loans	0.60%	0.60%
Non-performing assets to total assets	0.43%	0.44%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at March 31, 2024 were $26.9 million, an increase of $68 thousand from the $26.8 million balance at December 31, 2023. The primary component of non-performing assets is non-performing loans, which were $26.7 million or 0.60% of total loans at March 31, 2024 and December 31, 2023.

Approximately $6.4 million, or 24%, of the $26.7 million in non-performing loans as of March 31, 2024 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $140 thousand and $142 thousand of properties representing foreclosed asset holdings at March 31, 2024 and December 31, 2023, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $21.7 million and $29.9 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2024 and December 31, 2023, respectively.

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at March 31, 2024. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts as reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$150,067	$278,386	$20,268	$258,843	$707,564
Commercial mortgage	527,406	1,085,942	428,925	2,783	2,045,056
Residential real estate loans	88,954	243,380	292,246	23,580	648,160
Residential real estate lines	1,486	6,516	26,735	40,931	75,668
Consumer indirect (1)	319,363	601,065	—	—	920,428
Other consumer	7,760	16,802	19,313	1,295	45,170
Total loans	$1,095,036	$2,232,091	$787,487	$327,432	$4,442,046

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$110,910	$10,713	$84	$121,707
Commercial mortgage		478,582	214,524	497	693,603
Residential real estate loans		178,106	244,864	20,710	443,680
Residential real estate lines		—	—	—	—
Consumer indirect (1)		601,065	—	—	601,065
Other consumer		16,802	19,313	1,295	37,410
With a floating or adjustable rate
Commercial business		167,476	9,555	258,759	435,790
Commercial mortgage		607,360	214,401	2,286	824,047
Residential real estate loans		65,274	47,382	2,870	115,526
Residential real estate lines		6,516	26,735	40,931	74,182
Consumer indirect (1)		—	—	—	—
Other consumer		—	—	—	—
Total loans maturing after one year		$2,232,091	$787,487	$327,432	$3,347,010

_________

(1) Amounts include prepayment assumptions based on actual historical experience.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$972,801	18.0%	$1,010,614	19.4%
Interest-bearing demand	798,831	14.8	713,158	13.7
Savings and money market	2,064,539	38.3	2,084,444	40.0
Time deposits	1,560,586	28.9	1,404,696	26.9
Total deposits	$5,396,757	100.0%	$5,212,912	100.0%

MANAGEMENT'S DISCUSSION AND ANALYSIS

As of March 31, 2024 and December 31, 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $1.91 billion, or 35% of total deposits, and $1.82 billion, or 35% of total deposits, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $315.9 million and $302.6 million at March 31, 2024 and December 31, 2023, respectively. The maturities of our uninsured time deposits at March 31, 2024 were as follows: $140.8 million in three months or less; $61.5 million between three months and six months; $49.1 million between six months and one year; and $64.5 million over one year. Approximately $1.14 billion and $956.3 million of reciprocal and public deposits, characterized as preferred deposits for FDIC call report purposes, were collateralized by government-backed securities as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, uninsured nonpublic deposits were approximately 14% of total deposits.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2024, total deposits were $5.40 billion, representing an increase of $183.8 million from December 31, 2023. The increase was primarily due to growth in public, reciprocal, and non-public deposits. Time deposits were approximately 29% and 27% of total deposits at March 31, 2024 and December 31, 2023, respectively.

Non-public deposits, the largest component of our funding sources, totaled $3.13 billion and $3.12 billion at March 31, 2024 and December 31, 2023, respectively, and represented 58% and 60% of total deposits as of each date, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market area. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquidity to accommodate the seasonality associated with public deposits. Total public deposits were $1.21 billion and $1.02 billion at March 31, 2024 and December 31, 2023, respectively, and represented 22% and 20% of total deposits as of each date, respectively. The increase in public deposits as of March 31, 2024 in comparison to December 31, 2023 was due largely to seasonality.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $872.7 million at March 31, 2024, compared to $817.6 million at December 31, 2023, as this product has been an attractive option for customers with more than $250 thousand on deposit desiring FDIC insurance. Reciprocal deposits represented 16% of total deposits as of each date.

Brokered deposits totaled $176.7 million and $256.8 million at March 31, 2024 and December 31, 2023, respectively, and represented 3% and 5% of total deposits as of each date. As of March 31, 2024 and December 31, 2023, respectively, $26.7 million and $206.8 million of interest-bearing demand deposits and $150.0 million and $50.0 million of time deposits are brokered deposit accounts.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023
Short-term borrowings:
FHLB	$55,000	$107,000
FRB	78,000	78,000
Total short-term borrowings	133,000	185,000
Long-term borrowings:
FHLB	50,000	50,000
Subordinated notes, net	74,610	74,532
Total long-term borrowings	124,610	124,532
Total borrowings	$257,610	$309,532

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at March 31, 2024 and December 31, 2023 totaled $55.0 million and $107.0 million, respectively. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. In May 2023, we borrowed $15.0 million under the Federal Reserve Bank (“FRB”) Bank Term funding program at a rate of 4.80%, which matures on May 8, 2024. In December 2023, we borrowed an additional $50 million under the program at an interest rate of 4.89%, which matures on December 13, 2024, and $13.0 million at an interest rate of 4.88%, which matures on December 20, 2024. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits.

MANAGEMENT'S DISCUSSION AND ANALYSIS

As of March 31, 2024, $50.0 million of the short-term borrowings balance is designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%, $30.0 million is designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%, and $25.0 million is designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $364.6 million of immediate credit capacity with the FHLB, and approximately $906.4 million in secured borrowing capacity at the FRB discount window as of March 31, 2024. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had $155.0 million of credit available under unsecured federal funds purchased lines with various banks as of March 31, 2024, with no amounts outstanding. Additionally, we had approximately $29.5 million of unencumbered liquid securities available for pledging at March 31, 2024.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At March 31, 2024, no amounts have been drawn on the line of credit.

Long-term Borrowings

As of March 31, 2024 we had a long-term advance payable to FHLB of $50.0 million. The advance matures on January 20, 2026 and bears interest at a fixed rate of 4.05%. FHLB advances are collateralized by securities from our investment portfolio and certain qualifying loans.

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy. Management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of March 31, 2024, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB, the FRB Discount Window, the Bank Term Funding Program, and brokered deposit relationships.

The primary source of our non-deposit short-term borrowings is FHLB advances, of which $55.0 million were outstanding at March 31, 2024. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $1.43 billion as of March 31, 2024 from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2024. The line of credit has a one-year term and matures in May 2024. Funds drawn would be used for general corporate purposes and backup liquidity.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash and cash equivalents were $237.0 million as of March 31, 2024, up $112.6 million from $124.4 million as of December 31, 2023. During the three months ended March 31, 2024, net cash provided by operating activities totaled $12.3 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $26.2 million, which primarily included outflows of $41.9 million for net purchases of investment securities, and $1.2 million of purchases of premises and equipment, partially offset by net loan proceeds of $17.0 million. Net cash provided by financing activities of $126.5 million was primarily attributed to a $183.9 million net increase in deposits, partially offset by a $52.0 million net increase in long-term borrowings, and $5.4 million in dividend payments.

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

Shareholders’ equity was $445.7 million at March 31, 2024, a decrease of $9.1 million from $454.8 million at December 31, 2023, primarily due to lower net income in the current quarter coupled with an increase in accumulated other comprehensive loss of $6.3 million during the three months ended March 31, 2024 due primarily to an increase in net unrealized losses on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies on a consolidated basis. As of March 31, 2024, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. See the “Basel III Capital Rules” section below for further discussion.

The following table reflects the ratios and their components (dollars in thousands):

	March 31,	December 31,
	2024	2023
Common shareholders’ equity	$430,576	$441,773
Less: Goodwill and other intangible assets	69,342	69,594
Net unrealized loss on investment securities (1)	(118,936)	(111,761)
Hedging derivative instruments	4,586	3,911
Net periodic pension and postretirement benefits plan adjustments	(11,780)	(11,946)
Other	(134)	(145)
Common Equity Tier 1 (“CET1”) Capital	487,498	492,120
Plus: Preferred stock	17,292	17,292
Tier 1 Capital	504,790	509,412
Plus: Qualifying allowance for credit losses	43,225	48,916
Subordinated Notes	74,610	74,532
Total regulatory capital	$622,625	$632,860
Adjusted average total assets (for leverage capital purposes)	$6,286,844	$6,224,339
Total risk-weighted assets	$5,172,262	$5,218,724

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.03%	8.18%
CET1 Capital (CET1 capital to total risk-weighted assets)	9.43%	9.43%
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	9.76%	9.76%
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.04%	12.13%

(1) Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We have elected to apply the 2020 Current Expected Credit Losses (“CECL”) transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the US banking agencies’ March 2020 interim final rule. Under the 2020 CECL transition provision, the regulatory capital impact of the Day 1 adjustment to the allowance for credit losses (after-tax) upon the January 1, 2020 CECL adoption date has been deferred and has begun to phase into regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, we were allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020, and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020, and December 31, 2021, also began to phase into regulatory capital at 25% per year commencing January 1, 2022.

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

Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules. As of March 31, 2024, the Company and Bank’s capital levels remained characterized as “well capitalized” under the Basel III rules, including the additional capital conversion buffer.

The following table presents actual and required capital ratios as of March 31, 2024 and December 31, 2023 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (dollars in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Tier 1 leverage:
Company	$504,790	8.03%	$251,474	4.00%	$314,342	5.00%
Bank	556,607	8.88	250,856	4.00	313,571	5.00
CET1 capital:
Company	487,498	9.43	362,059	7.00	336,198	6.50
Bank	556,607	10.79	360,950	7.00	335,168	6.50
Tier 1 capital:
Company	504,790	9.76	439,643	8.50	413,782	8.00
Bank	556,607	10.79	438,297	8.50	412,515	8.00
Total capital:
Company	622,625	12.04	543,089	10.50	517,227	10.00
Bank	599,831	11.63	541,426	10.50	515,643	10.00
December 31, 2023
Tier 1 leverage:
Company	$509,412	8.18%	$248,974	4.00%	$311,217	5.00%
Bank	562,775	9.06	248,385	4.00	310,481	5.00
CET1 capital:
Company	492,120	9.43	365,311	7.00	339,217	6.50
Bank	562,775	10.82	364,191	7.00	338,177	6.50
Tier 1 capital:
Company	509,412	9.76	443,592	8.50	417,498	8.00
Bank	562,775	10.82	442,232	8.50	416,218	8.00
Total capital:
Company	632,860	12.13	547,966	10.50	521,872	10.00
Bank	611,691	11.76	546,286	10.50	520,272	10.00

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the potential impact on earnings or capital arising from movements in interest rates. The Bank’s market risk management framework has been developed to control both short-term and long-term exposure within Board approved policy limits and is monitored by the Asset-Liability Management Committee and Board of Directors. Quantitative and qualitative disclosures about market risk were presented at December 31, 2023 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 13, 2024. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2023 to March 31, 2024. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending March 31, 2025 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(4,018)	$3,062	$6,131	$9,228
% Change	-2.27%	1.73%	3.47%	5.22%

In the rising rate scenarios, the static model results indicate that net interest income is modeled to increase compared to the flat rate scenario over a one-year timeframe. This is a combination of an increase across the entire deposit portfolio, which has decreased wholesale borrowings and the higher cost associated with the borrowings. This simulation does not consider balance sheet growth or a change in the balance sheet mix. As intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income should improve over longer-term timeframes. Model results in the declining rate scenario show a decreasing in net interest income due to a combination of increases in the yield curve, as well as increases in higher yield public and nonpublic deposits, which will reprice downward slower due to market deposit competition.

In addition to the changes in interest rate scenarios listed above, other scenarios are typically modeled to measure interest rate risk. These scenarios vary depending on the economic and interest rate environment. Furthermore, given the static balance sheet approach, retained earnings are considered to be reinvested in a noninterest earning asset.

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

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical data (back-testing).

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2024 and December 31, 2023 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2024 and December 31, 2023. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	March 31, 2024			December 31, 2023
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$662,257			$627,519
- 100 Basis Points	645,165	$(17,092)	-2.58%	616,940	$(10,579)	-1.69%
+100 Basis Points	664,549	2,292	0.35	626,463	(1,056)	-0.17
+ 200 Basis Points	669,985	7,728	1.17	628,434	915	0.15
+ 300 Basis Points	671,769	9,512	1.44	628,229	710	0.11

The increase in the Pre-Shock Scenario EVE at March 31, 2024 compared to December 31, 2023 is the result of a combination of increased cash at the federal reserve, a concentrated effort to grow the Bank’s deposits, which also improved the valuation of the deposits, as well as continued decreases to borrowings. The sensitivity in the -100-basis point Rate Shock Scenario to EVE grows more negative at March 31, 2024 compared to December 31, 2023. This is a result from the concentrated effort to grow the deposit portfolio to decrease wholesale borrowings. As a result, the shift from wholesale funding to deposits will cause liabilities to reprice lower in comparison to December 31, 2023, driving slightly more sensitive.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings arising out of the normal course of business. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense and settlement costs, unfavorable awards, diversion of management resources and other factors.

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

On April 5, 2024, the lower court conducted a Case Management Conference to discuss remaining matters and next steps, and thereafter issued a Scheduling Order setting a deadline of April 19, 2024 for the Company to re-file its motion to compel discovery and motion for re-consideration of the prior striking of its jurisdictional defense and scheduled a pre-trial conference for July 11, 2024. The time for the Company to re-file the aforementioned motions was extended to April 23, 2024, and we timely filed and served them. The case was also re-assigned to another member of the Court of Common Pleas to handle future proceedings.

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

ITEM 1A. Risk Factors

During the quarter ended March 31, 2024, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In June 2022, the Company’s Board of Directors authorized a share repurchase program for up to 766,447 shares of common stock. The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the first quarter of 2024 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 – January 31, 2024	—	$—	—	766,447
February 1, 2024 – February 29, 2024	826	18.64	—	766,447
March 1, 2024 – March 31, 2024	20,620	18.29	—	766,447
Total	21,446	$18.30	—	766,447

(1) This column reflects the deemed surrendered to us of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

ITEM 5. Other Information

During the first quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 6. Exhibits

(a) The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
3.2	Amended and Restated Bylaws of Financial Institutions, Inc.	Incorporated by reference to Exhibit 3.1 of the Form 8-K, dated June 25, 2019
10.1	Financial Institutions, Inc. – Executive Incentive Plan, effective January 1, 2024	Filed Herewith
10.2	Financial Institutions, Inc. – Management Incentive Plan, effective January 1, 2024	Filed Herewith
10.3	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	Filed Herewith
10.4	Form of Performance Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	Filed Herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed Herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, May 6, 2024
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	, May 6, 2024
W. Jack Plants II
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sandra L. Byers	, May 6, 2024
Sandra L. Byers
Senior Vice President and Controller
(Principal Accounting Officer)