Form 10-Q
period 2024-06-30
FINANCIAL INSTITUTIONS INC
filed 2024-08-05
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The registrant had 15,472,395 shares of Common Stock, $0.01 par value, outstanding as of July 31, 2024.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$146,347	$124,442
Securities available for sale, at fair value (amortized cost of $1,030,844 and $1,037,990, respectively)	871,635	887,730
Securities held to maturity, at amortized cost (net of allowance for credit losses of $3 and $4, respectively) (fair value of $115,849 and $137,030, respectively)	128,271	148,156
Loans held for sale	2,099	1,370
Loans (net of allowance for credit losses of $43,952 and $51,082, respectively)	4,417,516	4,411,057
Company owned life insurance	164,033	161,363
Premises and equipment, net	39,520	39,902
Goodwill and other intangible assets, net	60,979	72,504
Other assets	301,372	314,357
Total assets	$6,131,772	$6,160,881
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$939,346	$1,010,614
Interest-bearing demand	711,580	713,158
Savings and money market	2,007,256	2,084,444
Time deposits	1,475,139	1,404,696
Total deposits	5,133,321	5,212,912
Short-term borrowings	202,000	185,000
Long-term borrowings, net of issuance costs of $313 and $468, respectively	124,687	124,532
Other liabilities	204,097	183,641
Total liabilities	5,664,105	5,706,085
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,486 shares issued	17,149	17,149
Total preferred equity	17,292	17,292
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	124,704	125,841
Retained earnings	469,399	451,687
Accumulated other comprehensive loss	(125,774)	(119,941)
Treasury stock, at cost – 627,161 and 692,150 shares, respectively	(18,115)	(20,244)
Total shareholders’ equity	467,667	454,796
Total liabilities and shareholders’ equity	$6,131,772	$6,160,881

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$70,676	$64,052	$141,009	$121,150
Interest and dividends on investment securities	6,401	5,877	12,496	11,934
Other interest income	1,711	1,186	3,696	1,802
Total interest income	78,788	71,115	157,201	134,886
Interest expense:
Deposits	35,073	24,054	70,311	43,348
Short-term borrowings	958	3,159	2,487	4,361
Long-term borrowings	1,564	1,565	3,128	3,025
Total interest expense	37,595	28,778	75,926	50,734
Net interest income	41,193	42,337	81,275	84,152
Provision (benefit) for credit losses	2,041	3,230	(3,415)	7,444
Net interest income after provision (benefit) for credit losses	39,152	39,107	84,690	76,708
Noninterest income:
Service charges on deposits	979	1,223	2,056	2,250
Insurance income	4	1,328	2,138	3,415
Card interchange income	2,008	2,107	3,910	4,046
Investment advisory	2,779	2,819	5,361	5,742
Company owned life insurance	1,360	953	2,658	1,947
Investments in limited partnerships	803	469	1,145	720
Loan servicing	158	114	333	260
Income from derivative instruments, net	377	703	551	1,199
Net gain on sale of loans held for sale	124	122	212	234
Net gain (loss) on other assets	13,508	(7)	13,495	32
Net gain on tax credit investments	406	489	31	288
Other	1,508	1,146	3,025	2,257
Total noninterest income	24,014	11,466	34,915	22,390
Noninterest expense:
Salaries and employee benefits	15,748	17,754	33,088	35,887
Occupancy and equipment	3,448	3,538	7,200	7,268
Professional services	1,794	1,273	4,166	2,768
Computer and data processing	5,342	4,750	10,728	9,441
Supplies and postage	437	473	912	963
FDIC assessments	1,346	1,239	2,641	2,354
Advertising and promotions	440	498	737	812
Amortization of intangibles	114	230	331	464
Restructuring recoveries	—	(19)	—	(19)
Deposit-related charged-off items	398	467	19,577	790
Other	3,953	3,579	7,653	6,715
Total noninterest expense	33,020	33,782	87,033	67,443
Income before income taxes	30,146	16,791	32,572	31,655
Income tax expense	4,517	2,418	4,873	5,193
Net income	$25,629	$14,373	$27,699	$26,462
Preferred stock dividends	364	364	729	729
Net income available to common shareholders	$25,265	$14,009	$26,970	$25,733
Earnings per common share (Note 2):
Basic	$1.64	$0.91	$1.75	$1.68
Diluted	$1.62	$0.91	$1.73	$1.67
Cash dividends declared per common share	$0.30	$0.30	$0.60	$0.60

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$25,629	$14,373	$27,699	$26,462
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	529	(8,648)	(6,635)	1,986
Hedging derivative instruments	(205)	1,404	470	741
Pension and post-retirement obligations	166	144	332	288
Total other comprehensive income (loss), net of tax	490	(7,100)	(5,833)	3,015
Comprehensive income	$26,119	$7,273	$21,866	$29,477

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2024 and 2023

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2023	$17,292	$161	$125,841	$451,687	$(119,941)	$(20,244)	$454,796
Comprehensive (loss) income:
Net income	—	—	—	2,070	—	—	2,070
Other comprehensive income, net of tax	—	—	—	—	(6,323)	—	(6,323)
Purchases of common stock for treasury	—	—	—	—	—	(393)	(393)
Share-based compensation plans:
Share-based compensation	—	—	569	—	—	—	569
Restricted stock units released	—	—	(1,783)	—	—	1,783	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.30 per share	—	—	—	(4,620)	—	—	(4,620)
Balance at March 31, 2024	$17,292	$161	$124,627	$448,772	$(126,264)	$(18,854)	$445,734
Comprehensive income (loss):
Net income	—	—	—	25,629	—	—	25,629
Other comprehensive loss, net of tax	—	—	—	—	490	—	490
Purchases of common stock for treasury	—	—	—	—	—	(3)	(3)
Share-based compensation plans:
Share-based compensation	—	—	746	—	—	—	746
Restricted stock units released	—	—	(15)	—	—	15	—
Restricted stock awards issued	—	—	(607)	—	—	607	—
Stock awards			(47)			120	73
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.30 per share	—	—	—	(4,638)	—	—	(4,638)
Balance at June 30, 2024	$17,292	$161	$124,704	$469,399	$(125,774)	$(18,115)	$467,667

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three and six months ended June 30, 2024 and 2023

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2022	$17,292	$161	$126,636	$421,340	$(137,487)	$(22,337)	$405,605
Comprehensive income (loss):
Net income	—	—	—	12,089	—	—	12,089
Other comprehensive income (loss), net of tax	—	—	—	—	10,115	—	10,115
Purchases of common stock for treasury	—	—	—	—	—	(561)	(561)
Share-based compensation plans:
Share-based compensation	—	—	551	—	—	—	551
Restricted stock units released	—	—	(1,711)	—	—	1,711	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.30 per share	—	—	—	(4,611)	—	—	(4,611)
Balance at March 31, 2023	$17,292	$161	$125,476	$428,453	$(127,372)	$(21,187)	$422,823
Comprehensive income (loss):
Net income	—	—	—	14,373	—	—	14,373
Other comprehensive loss, net of tax	—	—	—	—	(7,100)	—	(7,100)
Purchases of common stock for treasury	—	—	—	—	—	(2)	(2)
Share-based compensation plans:
Share-based compensation	—	—	657	—	—	—	657
Restricted stock awards released	—	—	(9)	—	—	9	—
Restricted stock awards issued	—	—	(590)	—	—	590	—
Stock awards	—	—	(77)	—	—	174	97
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.30 per share	—	—	—	(4,611)	—	—	(4,611)
Balance at June 30, 2023	$17,292	$161	$125,457	$437,851	$(134,472)	$(20,416)	$425,873

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$27,699	$26,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,894	4,090
Net amortization of premiums on securities	1,456	1,792
(Benefit) provision for credit losses	(3,415)	7,444
Share-based compensation	1,315	1,208
Deferred income tax expense (benefit)	2,384	(510)
Proceeds from sale of loans held for sale	19,920	7,791
Originations of loans held for sale	(20,437)	(7,812)
Income on company owned life insurance	(2,658)	(1,947)
Net gain on sale of loans held for sale	(212)	(234)
Net gain on sale of assets of subsidiary	(13,520)	—
Net gain on other assets	25	(32)
Non-cash restructuring recoveries against assets	—	(19)
Decrease (increase) in other assets	10,134	(21,176)
Increase (decrease) in other liabilities	21,379	(2,242)
Net cash provided by operating activities	47,964	14,815
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(124,748)	—
Held to maturity	(762)	(1,209)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale securities	130,587	43,342
Held to maturity	20,527	30,077
Net loan originations	(3,572)	(350,085)
Net payments for company owned life insurance	(12)	(13)
Proceeds from sale of assets of subsidiary	27,000	—
Purchases of premises and equipment	(2,125)	(1,232)
Net cash provided by (used in) investing activities	46,895	(279,120)
Cash flows from financing activities:
Net (decrease) increase in deposits	(79,591)	105,437
Net increase in short-term borrowings	17,000	169,000
Proceeds from long-term borrowings	—	50,000
Purchases of common stock for treasury	(396)	(563)
Cash dividends paid to common and preferred shareholders	(9,967)	(9,787)
Net cash (used in) provided by financing activities	(72,954)	314,087
Net increase in cash and cash equivalents	21,905	49,782
Cash and cash equivalents, beginning of period	124,442	130,466
Cash and cash equivalents, end of period	$146,347	$180,248

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

On April 1, 2024, the Company announced and closed the sale of the assets of its former subsidiary SDN Insurance Agency, LLC (“SDN”), which provided a broad range of insurance services to personal and business clients, to NFP Property & Casualty Services, Inc., a subsidiary of NFP Corp. The sale generated $27 million in proceeds, or a pre-tax gain of $13.5 million, after selling costs, which was recorded to net gain (loss) on other assets on the Company’s statement of income. The all-cash transaction value represented approximately four times our 2023 insurance revenue. Following the sale of the assets of SDN, the Company changed the name of the entity to Five Star Advisors LLC and expects to utilize it to serve as a conduit to refer insurance business to NFP.

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

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the six months ended June 30, 2024 and 2023 (in thousands):

	2024	2023
Supplemental information:
Cash paid for interest	$83,951	$61,108
Cash paid for income taxes	3,107	4,678
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	63	163
Accrued and declared unpaid dividends	5,002	4,975

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fraudulent Activity

In early March 2024, the Company discovered fraudulent activity associated with deposit transactions conducted over the course of several business days by an in-market business customer of the Bank, which resulted in an $18.2 million pre-tax loss for the six months ended June 30, 2024. The fraud exposure arose from non-contractual, external fraud, and was treated as an operational loss, recorded in deposit-related charged-off items, in noninterest expense for the first quarter of 2024, with a small recovery of $143 thousand being recorded for the second quarter of 2024.

The Bank is working with the appropriate law enforcement authorities in connection with this matter and is aggressively pursuing all legal recourse available to recover additional funds and minimize the loss. However, there can be no assurance that the Company will be able to recover any further offset to the deposit loss. The ultimate financial impact could be lower and will depend, in part, on the Bank’s success in its efforts to recover the funds.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income available to common shareholders	$25,265	$14,009	$26,970	$25,733
Weighted average common shares outstanding:
Total shares issued	16,100	16,100	16,100	16,100
Unvested restricted stock awards	(10)	(7)	(10)	(10)
Treasury shares	(646)	(721)	(666)	(734)
Total basic weighted average common shares outstanding	15,444	15,372	15,424	15,356
Incremental shares from assumed:
Vesting of restricted stock awards	112	41	127	71
Total diluted weighted average common shares outstanding	15,556	15,413	15,551	15,427
Basic earnings per common share	$1.64	$0.91	$1.75	$1.68
Diluted earnings per common share	$1.62	$0.91	$1.73	$1.67

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Restricted stock awards	—	5	—	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2024
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$24,535	$—	$2,743	$21,792
Mortgage-backed securities:
Federal National Mortgage Association	431,188	—	64,624	366,564
Federal Home Loan Mortgage Corporation	383,882	151	63,585	320,448
Government National Mortgage Association	123,508	109	22,689	100,928
Collateralized mortgage obligations:
Federal National Mortgage Association	10,385	—	2,295	8,090
Federal Home Loan Mortgage Corporation	38,505	64	4,228	34,341
Government National Mortgage Association	16,841	234	—	17,075
Privately issued	—	384	—	384
Total mortgage-backed securities	1,004,309	942	157,421	847,830
Other debt securities	2,000	13	—	2,013
Total available for sale securities	$1,030,844	$955	$160,164	$871,635
Securities held to maturity:
U.S. Government agency and government sponsored enterprises	$16,588	$—	$639	$15,949
State and political subdivisions	52,811	23	5,531	47,303
Mortgage-backed securities:
Federal National Mortgage Association	5,637	—	630	5,007
Federal Home Loan Mortgage Corporation	7,533	—	1,398	6,135
Government National Mortgage Association	19,335	—	2,216	17,119
Collateralized mortgage obligations:
Federal National Mortgage Association	10,354	—	829	9,525
Federal Home Loan Mortgage Corporation	12,718	—	928	11,790
Government National Mortgage Association	3,298	—	277	3,021
Total mortgage-backed securities	58,875	—	6,278	52,597
Total held to maturity securities	128,274	$23	$12,448	$115,849
Allowance for credit losses – securities	(3)
Total held to maturity securities, net	$128,271
December 31, 2023
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$24,535	$—	$2,724	$21,811
Mortgage-backed securities:
Federal National Mortgage Association	449,418	—	61,219	388,199
Federal Home Loan Mortgage Corporation	402,399	488	59,665	343,222
Government National Mortgage Association	126,417	252	21,409	105,260
Collateralized mortgage obligations:
Federal National Mortgage Association	10,954	—	2,343	8,611
Federal Home Loan Mortgage Corporation	19,766	—	4,186	15,580
Government National Mortgage Association	4,501	221	—	4,722
Privately issued	—	325	—	325
Total mortgage-backed securities	1,013,455	1,286	148,822	865,919
Total available for sale securities	$1,037,990	$1,286	$151,546	$887,730

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2023 (continued)
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$16,513	$—	$530	$15,983
State and political subdivisions	68,854	34	5,106	63,782
Mortgage-backed securities:
Federal National Mortgage Association	5,729	—	467	5,262
Federal Home Loan Mortgage Corporation	7,648	—	1,269	6,379
Government National Mortgage Association	20,223	—	1,703	18,520
Collateralized mortgage obligations:
Federal National Mortgage Association	11,432	—	851	10,581
Federal Home Loan Mortgage Corporation	14,196	—	968	13,228
Government National Mortgage Association	3,565	—	270	3,295
Total mortgage-backed securities	62,793	—	5,528	57,265
Total held to maturity securities	148,160	$34	$11,164	$137,030
Allowance for credit losses – securities	(4)
Total held to maturity securities, net	$148,156

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $2.1 million as of both June 30, 2024 and December 31, 2023. For held to maturity (“HTM”) debt securities, AIR totaled $559 thousand and $571 thousand as of June 30, 2024 and December 31, 2023, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three months ended June 30, 2024 and 2023, the provision for credit losses for HTM investment securities was less than $1 thousand in each period. The provision for credit losses for HTM investment securities was less than $1 thousand in the six months ended June 30, 2024 and $1 thousand in the six months ended June 30, 2023.

Investment securities with a total fair value of $891.0 million and $845.2 million at June 30, 2024 and December 31, 2023, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities available for sale for the six months ended June 30, 2024 and 2023.

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2024 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$12	$12
Due from one to five years	43,722	39,958
Due after five years through ten years	128,801	114,101
Due after ten years	858,309	717,564
Total available for sale securities	$1,030,844	$871,635
Debt securities held to maturity:
Due in one year or less	$20,915	$20,690
Due from one to five years	19,567	18,992
Due after five years through ten years	28,818	25,867
Due after ten years	58,974	50,300
Total held to maturity securities	$128,274	$115,849

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2024
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$21,792	$2,743	$21,792	$2,743
Mortgage-backed securities:
Federal National Mortgage Association	—	—	366,564	64,624	366,564	64,624
Federal Home Loan Mortgage Corporation	—	—	320,448	63,585	320,448	63,585
Government National Mortgage Association	—	—	100,928	22,689	100,928	22,689
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	8,090	2,295	8,090	2,295
Federal Home Loan Mortgage Corporation	—	—	34,341	4,228	34,341	4,228
Government National Mortgage Association	—	—	17,075	—	17,075	—
Privately issued	—	—	384	—	384	—
Total mortgage-backed securities	—	—	847,830	157,421	847,830	157,421
Total available for sale securities	—	—	869,622	160,164	869,622	160,164
Other debt securities	—	—	2,013	—	2,013	—
Total AFS debt securities with unrealized losses	$—	$—	$871,635	$160,164	$871,635	$160,164

December 31, 2023
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$21,811	$2,724	$21,811	$2,724
Mortgage-backed securities:
Federal National Mortgage Association	8	—	388,191	61,219	388,199	61,219
Federal Home Loan Mortgage Corporation	—	—	314,854	59,665	314,854	59,665
Government National Mortgage Association	—	—	86,475	21,409	86,475	21,409
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	8,611	2,343	8,611	2,343
Federal Home Loan Mortgage Corporation	—	—	15,580	4,186	15,580	4,186
Total mortgage-backed securities	8	—	813,711	148,822	813,719	148,822
Total available for sale securities	8	—	835,522	151,546	835,530	151,546
Total AFS debt securities with unrealized losses	$8	$—	$835,522	$151,546	$835,530	$151,546

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

The total number of AFS securities positions in the investment portfolio in an unrealized loss position was 189 at June 30, 2024 and 201 at December 31, 2023, respectively. At June 30, 2024, the Company had positions in 189 investment securities with a fair value of $871.6 million and a total unrealized loss of $160.2 million that had been in a continuous unrealized loss position for more than 12 months. At June 30, 2024, there were no securities positions in the Company’s investment portfolio that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2023, the Company had a position in 198 investment securities with a fair value of $835.5 million and a total unrealized loss of $151.5 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2023, there were a total of three securities positions in the Company’s investment portfolio with a fair value of $8 thousand and a total unrealized loss of less than $1 thousand that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of June 30, 2024 and December 31, 2023, no allowance for credit losses had been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company expects to recover the amortized cost basis of its investments and more than likely will not need to sell before the recovery period for operating purposes, with no impairment identified. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of June 30, 2024, $49.4 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $3.4 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2023, $64.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $4.2 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and no municipal bonds were rated below investment grade.

As of June 30, 2024 and December 31, 2023, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
June 30, 2024
Commercial business	$713,192	$755	$713,947
Commercial mortgage	2,089,018	(3,148)	2,085,870
Residential real estate loans	635,717	11,958	647,675
Residential real estate lines	72,182	3,328	75,510
Consumer indirect	865,066	29,530	894,596
Other consumer	43,939	(69)	43,870
Total	$4,419,114	$42,354	4,461,468
Allowance for credit losses – loans			(43,952)
Total loans, net			$4,417,516
December 31, 2023
Commercial business	$734,947	$753	$735,700
Commercial mortgage	2,009,269	(3,950)	2,005,319
Residential real estate loans	637,173	12,649	649,822
Residential real estate lines	73,972	3,395	77,367
Consumer indirect	915,723	33,108	948,831
Other consumer	45,167	(67)	45,100
Total	$4,416,251	$45,888	4,462,139
Allowance for credit losses – loans			(51,082)
Total loans, net			$4,411,057

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $2.1 million and $1.4 million as of June 30, 2024 and December 31, 2023, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $273.5 million and $269.4 million as of June 30, 2024 and December 31, 2023, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of both June 30, 2024, and December 31, 2023, AIR for loans totaled $21.8 million and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no allowance
June 30, 2024
Commercial business	$135	$213	$—	$348	$5,680	$707,164	$713,192	$277
Commercial mortgage	2,371	—	—	2,371	10,452	2,076,195	2,089,018	10,028
Residential real estate loans	1,370	117	—	1,487	5,961	628,269	635,717	5,961
Residential real estate lines	127	—	—	127	183	71,872	72,182	183
Consumer indirect	9,817	1,710	—	11,527	2,897	850,642	865,066	2,897
Other consumer	132	16	36	184	—	43,755	43,939	—
Total loans, gross	$13,952	$2,056	$36	$16,044	$25,173	$4,377,897	$4,419,114	$19,346
December 31, 2023
Commercial business	$341	$—	$—	$341	$5,664	$728,942	$734,947	$341
Commercial mortgage	5,900	727	—	6,627	10,563	1,992,079	2,009,269	10,563
Residential real estate loans	2,614	80	—	2,694	6,364	628,115	637,173	6,364
Residential real estate lines	163	20	—	183	221	73,568	73,972	221
Consumer indirect	16,128	3,204	—	19,332	3,814	892,577	915,723	3,814
Other consumer	122	27	21	170	13	44,984	45,167	13
Total loans, gross	$25,268	$4,058	$21	$29,347	$26,639	$4,360,265	$4,416,251	$21,316

There were $36 thousand and $21 thousand in consumer overdrafts which were past due greater than 90 days as of June 30, 2024 and December 31, 2023. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the six months ended June 30, 2024 and 2023. Estimated interest income of $132 thousand and $122 thousand for the six months ended June 30, 2024 and 2023, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

Loan Modifications for Borrower Experiencing Financial Difficulty

Loans may be modified when it is determined that a borrower is experiencing financial difficulty. Loan modifications may include principal forgiveness, interest rate reduction, an other-than-insignificant payment delay, and term extensions, or a combination of these concessions.

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted as of June 30, 2024 (in thousands):

	Term Extension
	Amortized Cost Basis	% of Total Loans
Loan Type
Commercial business	$—	0.0%
Commercial mortgage	—	0.0%
Residential real estate loans	1,393	0.2%
Residential real estate lines	—	0.0%
Consumer indirect	—	0.0%
Other consumer	—	0.0%
Total	$1,393	0.0%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.0 years to the life of the loan, which reduced the monthly payment amount for the borrower.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the six months ended June 30, 2024 (in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Commercial business	$-	$-	$-
Commercial mortgage	-	-	-
Residential real estate loans	841	165	387
Residential real estate lines	-	-	-
Consumer indirect	-	-	-
Other consumer	-	-	-
Total	$841	$165	$387

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured when a borrower is experiencing financial difficulty, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of June 30, 2024 and December 31, 2023 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
June 30, 2024
Commercial business	$6,922	$5,000	$11,922	$2,332
Commercial mortgage	13	20,392	20,405	41
Total	$6,935	$25,392	$32,327	$2,373

December 31, 2023
Commercial business	$8,698	$5,000	$13,698	$2,198
Commercial mortgage	—	26,575	26,575	559
Total	$8,698	$31,575	$40,273	$2,757

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2024
Commercial Business:
Uncriticized	$36,367	$99,066	$83,504	$69,204	$36,590	$57,679	$297,229	$—	$679,639
Special mention	—	5,502	339	2,262	30	1,809	8,345	—	18,287
Substandard	57	1,127	23	95	34	271	8,836	—	10,443
Doubtful	—	—	5,038	—	—	321	219	—	5,578
Total Commercial Business loans	$36,424	$105,695	$88,904	$71,561	$36,654	$60,080	$314,629	$—	$713,947
Current period gross write-offs	$—	$—	$—	$20	$—	$50	$—	$—	$70

Commercial Mortgage:
Uncriticized	$101,529	$375,714	$635,528	$297,368	$198,355	$411,771	$—	$—	$2,020,265
Special mention	—	—	5,122	17,824	6,825	14,413	—	—	44,184
Substandard	—	—	—	—	874	10,095	—	—	10,969
Doubtful	—	1,042	326	4,098	13	4,973	—	—	10,452
Total Commercial Mortgage loans	$101,529	$376,756	$640,976	$319,290	$206,067	$441,252	$—	$—	$2,085,870
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Commercial Business
Uncriticized	$111,035	$124,572	$77,079	$49,531	$21,971	$64,648	$257,585	$—	$706,421
Special mention	7,532	—	2,400	—	114	—	2,442	—	12,488
Substandard	1,609	11	81	—	—	888	8,532	—	11,121
Doubtful	—	5,097	—	—	14	397	162	—	5,670
Total	$120,176	$129,680	$79,560	$49,531	$22,099	$65,933	$268,721	$—	$735,700
Current period gross write-offs	$—	$5	$3	$31	$8	$235	$—	$—	$282

Commercial Mortgage
Uncriticized	$350,370	$603,686	$328,916	$209,213	$151,022	$294,703	$—	$—	$1,937,910
Special mention	—	494	17,136	8,982	119	11,355	—	—	38,086
Substandard	—	338	212	918	—	17,291	—	—	18,759
Doubtful	1,397	—	4,098	14	67	4,988	—	—	10,564
Total	$351,767	$604,518	$350,362	$219,127	$151,208	$328,337	$—	$—	$2,005,319

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2024
Residential Real Estate Loans
Performing	$20,993	$114,734	$77,866	$77,781	$105,113	$245,227	$—	$—	$641,714
Non-performing	—	297	498	963	1,346	2,857	—	—	5,961
Total Residential Real Estate Loans	$20,993	$115,031	$78,364	$78,744	$106,459	$248,084	$—	$—	$647,675
Current period gross write-offs	$—	$—	$—	$—	$—	$107	$—	$—	$107

Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$70,679	$4,648	$75,327
Non-performing	—	—	—	—	—	—	53	130	183
Total Residential Real Estate Lines	$—	$—	$—	$—	$—	$—	$70,732	$4,778	$75,510
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Indirect
Performing	$110,666	$217,625	$285,114	$189,766	$59,330	$29,198	$—	$—	$891,699
Non-performing	85	715	781	877	281	158	—	—	2,897
Total Consumer Indirect Loans	$110,751	$218,340	$285,895	$190,643	$59,611	$29,356	$—	$—	$894,596
Current period gross write-offs	$15	$2,352	$3,296	$2,407	$885	$1,008	$—	$—	$9,963

Other Consumer
Performing	$4,059	$32,445	$3,035	$1,023	$559	$306	$2,407	$—	$43,834
Non-performing	—	—	—	—	—	—	36	—	36
Total Other Consumer Loans	$4,059	$32,445	$3,035	$1,023	$559	$306	$2,443	$—	$43,870
Current period gross write-offs	$312	$57	$105	$25	$22	$4	$55	$—	$580

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Allowance for Credit Losses – Loans

The following table sets forth the changes in the allowance for credit losses – loans for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2024
Allowance for credit losses – loans:
Beginning balance	$12,991	$14,113	$4,630	$794	$9,854	$693	$43,075
Charge-offs	(53)	—	(99)	—	(3,746)	(311)	(4,209)
Recoveries	46	3	3	—	2,902	133	3,087
(Benefit) provision	(738)	1,249	(323)	(25)	1,832	4	1,999
Ending balance	$12,246	$15,365	$4,211	$769	$10,842	$519	$43,952
Six months ended June 30, 2024
Beginning balance	$13,102	$15,858	$5,286	$764	$14,099	$1,973	$51,082
Charge-offs	(70)	—	(107)	—	(9,963)	(580)	(10,720)
Recoveries	100	4	7	—	6,146	220	6,477
Provision (benefit)	(886)	(497)	(975)	5	560	(1,094)	(2,887)
Ending balance	$12,246	$15,365	$4,211	$769	$10,842	$519	$43,952

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2023
Allowance for credit losses – loans:
Beginning balance	$12,911	$15,195	$4,213	$651	$14,117	$441	$47,528
Charge-offs	(90)	(18)	(39)	(25)	(3,009)	(338)	(3,519)
Recoveries	57	2	26	—	2,709	89	2,883
Provision	540	1,647	446	84	(511)	738	2,944
Ending balance	$13,418	$16,826	$4,646	$710	$13,306	$930	$49,836
Six months ended June 30, 2023
Beginning balance	12,585	14,412	3,301	608	14,238	269	45,413
Charge-offs	(117)	(18)	(102)	(41)	(7,629)	(720)	(8,627)
Recoveries	208	4	31	—	5,491	168	5,902
Provision (benefit)	742	2,428	1,416	143	1,206	1,213	7,148
Ending balance	$13,418	$16,826	$4,646	$710	$13,306	$930	$49,836

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		June 30,	December 31,
	Balance Sheet Location	2024	2023
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$39,328	$38,684
Accumulated amortization	Other assets	(8,052)	(7,160)
Net book value		$31,276	$31,524

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$33,605	$33,788

The weighted average remaining lease term for operating leases was 20.1 years at June 30, 2024 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.92%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LEASES (Continued)

The following table represents lease costs and other lease information:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Lease costs:
Operating lease costs	$778	$759	$1,552	$1,535
Variable lease costs (1)	89	94	195	211
Sublease income	(37)	(24)	(67)	(48)
Net lease costs	$830	$829	$1,680	$1,698

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$754	$752	$1,508	$1,442
Right of use assets obtained in exchange for new operating lease liabilities	$350	$912	$678	$1,235

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at June 30, 2024 (in thousands):

Twelve months ended June 30,
2024	$1,508
2025	2,927
2026	2,775
2027	2,748
2028	2,464
Thereafter	37,256
Total future minimum operating lease payments	49,678
Amounts representing interest	(16,073)
Present value of net future minimum operating lease payments	$33,605

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $58.1 million and $67.1 million as of June 30, 2024 and December 31, 2023, respectively. On April 1, 2024, the Company announced and closed on the sale of the assets of its wholly owned subsidiary, SDN. The sale resulted in a $9.0 million reduction in the carrying amount of goodwill.

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual goodwill impairment test as of October 1st. The Company did not identify an indication of goodwill impairment for any of its reporting units during the quarter ended June 30, 2024.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,042)	(2,042)
Net book value	$—	$—

Other intangibles:
Gross carrying amount	$7,243	$14,545
Accumulated amortization	(4,385)	(9,112)
Net book value	$2,858	$5,433

Amortization expense for total other intangible assets was $114 thousand and $331 thousand for the three and six months ended June 30, 2024 and $230 thousand and $464 thousand for the three and six months ended June 30, 2023. The reduction of the net book value in other intangible assets as of June 30, 2024, of $2.2 million was the result of the sale of the assets of SDN.

As of June 30, 2024, the estimated amortization expense of other intangible assets for the remainder of 2024 and each of the next five years is as follows (in thousands):

2024 (remainder of year)	$221
2025	415
2026	379
2027	343
2028	308
2029	272
Thereafter	920
Total	$2,858

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of the dates indicated are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Other Assets:
Tax credit investments	$76,682	$68,253
Net deferred tax asset	48,358	48,733
Derivative instruments	51,988	43,506
Operating lease right of use assets	31,276	31,524
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	19,085	17,406
Accrued interest receivable	24,494	24,481
Other	49,489	80,454
Total other assets	$301,372	$314,357

	June 30,	December 31,
	2024	2023
Other Liabilities:
Collateral on derivative instruments	$49,510	$40,350
Derivative instruments	45,284	37,521
Operating lease right of use obligations	33,605	33,788
Accrued interest expense	27,444	19,412
Other	48,254	52,570
Total other liabilities	$204,097	$183,641

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

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows at June 30, 2024 (dollars in thousands):

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of June 30, 2024 and December 31, 2023 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount			Fair value			Fair value
	June 30, 2024	December 31, 2023	Balance sheet line item	June 30, 2024	December 31, 2023	Balance sheet line item	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Cash flow hedges	$105,000	$105,000	Other assets	$6,560	$5,939	Other liabilities	$—	$—
Total derivatives	$105,000	$105,000		$6,560	$5,939		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	$1,121,873	$1,104,804	Other assets	$45,274	$37,517	Other liabilities	$45,275	$37,519
Credit contracts	80,132	81,211	Other assets	—	—	Other liabilities	—	—
Mortgage banking	16,376	5,292	Other assets	154	50	Other liabilities	9	2
Total derivatives	$1,218,381	$1,191,307		$45,428	$37,567		$45,284	$37,521

(1)
The Company was holding collateral of $49.5 million and $40.4 million against its net obligations under these contracts at June 30, 2024 and December 31, 2023, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and six months ended June 30, 2024 and 2023 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended June 30,		Six months ended June 30,
Undesignated derivatives	recognized in income	2024	2023	2024	2023
Interest rate swaps	Income from derivative instruments, net	$448	$625	$449	$1,126
Credit contracts	Income from derivative instruments, net	—	44	5	51
Mortgage banking	Income from derivative instruments, net	(71)	34	97	22
Total undesignated		$377	$703	$551	$1,199

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and six months ended June 30, 2024 and 2023:

	Outstanding	Treasury	Issued
2024
Shares at December 31, 2023	15,407,406	692,150	16,099,556
Restricted stock units released	60,989	(60,989)	—
Treasury stock purchases	(21,446)	21,446	—
Shares at March 31, 2024	15,446,949	652,607	16,099,556
Restricted stock awards issued	22,011	(22,011)	—
Restricted stock forfeited	(1,000)	1,000	—
Stock awards	4,141	(4,141)	—
Restricted stock units released	500	(500)	—
Treasury stock purchases	(206)	206	—
Shares at June 30, 2024	15,472,395	627,161	16,099,556

2023
Shares at December 31, 2022	15,340,001	759,555	16,099,556
Restricted stock units released	58,188	(58,188)	—
Treasury stock purchases	(22,710)	22,710	—
Shares at March 31, 2023	15,375,479	724,077	16,099,556
Restricted stock awards issued	20,185	(20,185)	—
Stock awards	5,945	(5,945)	—
Restricted stock units released	296	(296)	—
Treasury stock purchases	(105)	105	—
Shares at June 30, 2023	15,401,800	697,756	16,099,556

Share Repurchase Programs

In June 2022, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 766,447 shares of common stock (the “2022 Share Repurchase Program”). Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. As of June 30, 2024, no shares have been repurchased under the 2022 Share Repurchase Program.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the components of other comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2024
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$698	$179	$519
Reclassification adjustment for net gains included in net income (1)	13	3	10
Total securities available for sale and transferred securities	711	182	529
Hedging derivative instruments:
Change in unrealized gain during the period	(275)	(70)	(205)
Pension obligations:
Amortization of prior service credit included in income	(134)	(35)	(99)
Amortization of net actuarial loss included in income	357	92	265
Total pension obligations	223	57	166
Other comprehensive income	$659	$169	$490
Six months ended June 30, 2024
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(8,948)	$(2,293)	$(6,655)
Reclassification adjustment for net gains included in net income (1)	27	7	20
Total securities available for sale and transferred securities	(8,921)	(2,286)	(6,635)
Hedging derivative instruments:
Change in unrealized gain during the period	632	162	470
Pension obligations:
Amortization of prior service credit included in income	(268)	(69)	(199)
Amortization of net actuarial loss included in income	715	184	531
Total pension obligations	447	115	332
Other comprehensive loss	$(7,842)	$(2,009)	$(5,833)

(1) Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2023
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(11,643)	$(2,983)	$(8,660)
Reclassification adjustment for net gains included in net income (1)	16	4	12
Total securities available for sale and transferred securities	(11,627)	(2,979)	(8,648)
Hedging derivative instruments:
Change in unrealized gain during the period	1,887	483	1,404
Pension obligations:
Amortization of prior service credit included in income	(123)	(32)	(91)
Amortization of net actuarial loss included in income	316	81	235
Total pension obligations	193	49	144
Other comprehensive loss	$(9,547)	$(2,447)	$(7,100)
Six months ended June 30, 2023
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$2,635	$675	$1,960
Reclassification adjustment for net gains included in net income (1)	35	9	26
Total securities available for sale and transferred securities	2,670	684	1,986
Hedging derivative instruments:
Change in unrealized gain during the period	996	255	741
Pension obligations:
Amortization of prior service credit included in income	(245)	(63)	(182)
Amortization of net actuarial loss included in income	632	162	470
Total pension obligations	387	99	288
Other comprehensive income	$4,053	$1,038	$3,015

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive (Loss) Income
Three months ended June 30, 2024
Balance at beginning of period	$4,586	$(119,070)	$(11,780)	$(126,264)
Other comprehensive income (loss) before reclassifications	(205)	519	—	314
Amounts reclassified from accumulated other comprehensive income	—	10	166	176
Net current period other comprehensive income (loss)	(205)	529	166	490
Balance at end of period	$4,381	$(118,541)	$(11,614)	$(125,774)

Six months ended June 30, 2024
Balance at beginning of period	$3,911	$(111,906)	$(11,946)	$(119,941)
Other comprehensive income (loss) before reclassifications	470	(6,655)	—	(6,185)
Amounts reclassified from accumulated other comprehensive income	—	20	332	352
Net current period other comprehensive income (loss)	470	(6,635)	332	(5,833)
Balance at end of period	$4,381	$(118,541)	$(11,614)	$(125,774)

Three months ended June 30, 2023
Balance at beginning of period	$4,072	$(118,000)	$(13,444)	$(127,372)
Other comprehensive income (loss) before reclassifications	1,404	(8,660)	—	(7,256)
Amounts reclassified from accumulated other comprehensive income	—	12	144	156
Net current period other comprehensive income (loss)	1,404	(8,648)	144	(7,100)
Balance at end of period	$5,476	$(126,648)	$(13,300)	$(134,472)

Six months ended June 30, 2023
Balance at beginning of period	$4,735	$(128,634)	$(13,588)	$(137,487)
Other comprehensive income (loss) before reclassifications	741	1,960	—	2,701
Amounts reclassified from accumulated other comprehensive income	—	26	288	314
Net current period other comprehensive income (loss)	741	1,986	288	3,015
Balance at end of period	$5,476	$(126,648)	$(13,300)	$(134,472)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023 (in thousands):

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statement of Income
	Three months ended June 30,
	2024	2023
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	$(13)	$(16)	Interest income
	(13)	(16)	Total before tax
	3	4	Income tax expense
	(10)	(12)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	134	123	Salaries and employee benefits
Net actuarial losses (1)	(357)	(316)	Salaries and employee benefits
	(223)	(193)	Total before tax
	57	49	Income tax benefit
	(166)	(144)	Net of tax
Total reclassified for the period	$(176)	$(156)
	Six months ended
	June 30,
	2024	2023
Amortization of unrealized holding gains on investment securities transferred from available for sale to held to maturity	$(27)	$(35)	Interest income
	(27)	(35)	Total before tax
	7	9	Income tax expense
	(20)	(26)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	268	245	Salaries and employee benefits
Net actuarial losses (1)	(715)	(632)	Salaries and employee benefits
	(447)	(387)	Total before tax
	115	99	Income tax benefit
	(332)	(288)	Net of tax
Total reclassified for the period	$(352)	$(314)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) SHARE-BASED COMPENSATION PLANS (Continued)

The Company granted restricted stock awards (“RSAs”), restricted stock unit award (“RSUs”), and performance-based restricted stock units (“PSUs”) during the six months ended June 30, 2024 as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
RSAs	22,011	$17.49
RSUs	131,665	$15.56
PSUs	54,754	$15.59

The grant date for the RSAs granted during the six months ended June 30, 2024 was equal to the closing market price of our common stock on the date of grant. The grant-date fair value for the RSUs and PSUs granted during the six months ended June 30, 2024 was equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

Fifty percent of the RSAs granted during the six months ended June 30, 2024 vested on the grant date. The remaining RSAs will vest the day before the Company’s next annual meeting. The RSUs and PSUs granted during the six months ended June 30, 2024 will generally vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Salaries and employee benefits	$505	$453	$1,033	$963
Other noninterest expense	241	204	282	245
Total share-based compensation expense	$746	$657	$1,315	$1,208

Income tax benefit realized for compensation costs	$94	$69	$383	$438

At June 30, 2024, there was $4.5 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.13 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) EMPLOYEE BENEFIT PLANS

The Company participates in a non-contributory defined benefit pension plan for certain employees who meet participation requirements. The components of the Company’s net periodic benefit expense for its pension obligations were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service cost	$491	$447	$982	$895
Interest cost on projected benefit obligation	861	855	1,722	1,710
Expected return on plan assets	(1,005)	(878)	(2,009)	(1,756)
Amortization of unrecognized prior service credit	(134)	(123)	(268)	(245)
Amortization of unrecognized net actuarial loss	357	316	715	632
Net periodic benefit expense	$570	$617	$1,142	$1,236

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Commitments to extend credit	$1,141,912	$1,200,617
Standby letters of credit	18,950	13,498

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

Unfunded Commitments

At June 30, 2024 and December 31, 2023, the allowance for credit losses for unfunded commitments totaled $3.1 million and $3.6 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. The credit loss expense for unfunded commitments was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Credit (benefit) loss for unfunded commitments	$43	$287	$(527)	$297

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

The Court of Common Please denied the Bank’s aforementioned motions to compel discovery and for re-consideration. The parties are in the process of completing the remaining discovery. During the July 11, 2024 pretrial conference, the Court instructed the parties to engage in further settlement of non-binding mediation discussions and set a September 11, 2024 deadline to file motions in limine and a bench trial to commence on May 5, 2025.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2024
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$21,792	$—	$21,792
Mortgage-backed securities	—	847,830	—	847,830
Other assets:
Other debt securities	—	2,013	—	—
Hedging derivative instruments	—	6,560	—	6,560
Fair value adjusted through comprehensive income	$—	$878,195	$—	$876,182
Other assets:
Derivative instruments – interest rate swaps	—	45,274	—	45,274
Derivative instruments – mortgage banking	—	154	—	154
Other liabilities:
Derivative instruments – interest rate swaps	—	(45,275)	—	(45,275)
Derivative instruments – mortgage banking	—	(9)	—	(9)
Fair value adjusted through net income	$—	$144	$—	$144
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,099	$—	$2,099
Collateral dependent loans	—	—	29,954	29,954
Other assets:
Long-lived assets held for sale	—	—	629	629
Loan servicing rights	—	—	1,437	1,437
Other real estate owned	—	—	63	63
Total	$—	$2,099	$32,083	$34,182

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2024. There were no liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2024.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2024 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$29,954	Appraisal of collateral (1)	Appraisal adjustments (2)	44.2%(3) / 0 - 77.36%
Loan servicing rights	$1,437	Discounted cash flow	Discount rate	10.4% (3)
			Constant prepayment rate	12.3% (3)
Long-lived assets held for sale	$629	Appraisal of collateral (1)	Appraisal adjustments (2)	27.1%
Other real estate owned	$63	Appraisal of collateral (1)	Appraisal adjustments (2)	47.7%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the six months ended June 30, 2024 and 2023.

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

	Level in	June 30, 2024		December 31, 2023
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$146,347	$146,347	$124,442	$124,442
Securities available for sale	Level 2	871,635	871,635	887,730	887,730
Securities held to maturity, net	Level 2	128,271	115,849	148,156	137,030
Loans held for sale	Level 2	2,099	2,099	1,370	1,370
Loans	Level 2	4,387,562	4,186,818	4,373,541	4,143,918
Loans (1)	Level 3	29,954	29,954	37,516	37,516
Long-lived assets held for sale	Level 3	629	629	629	629
Accrued interest receivable	Level 1	24,494	24,494	24,481	24,481
Derivative instruments – cash flow hedges	Level 2	6,560	6,560	5,939	5,939
Derivative instruments – interest rate products	Level 2	45,274	45,274	37,517	37,517
Derivative instruments – mortgage banking	Level 2	154	154	50	50
FHLB and FRB stock	Level 2	19,085	19,085	17,406	17,406
Financial liabilities:
Non-maturity deposits	Level 1	3,658,182	3,658,182	3,808,216	3,808,216
Time deposits	Level 2	1,475,139	1,467,809	1,404,696	1,398,352
Short-term borrowings	Level 1	202,000	202,000	185,000	185,000
Long-term borrowings	Level 2	124,687	126,764	124,532	128,363
Accrued interest payable	Level 1	27,444	27,444	19,412	19,412
Derivative instruments – interest rate products	Level 2	45,275	45,275	37,519	37,519
Derivative instruments – mortgage banking	Level 2	9	9	2	2

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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other,” which include the activities of SDN and Courier Capital for the period ending December 31, 2023. On April 1, 2024, the Company announced and closed on the sale of the assets of its wholly owned subsidiary, SDN. See Note 1. Basis of Presentation and Summary of Significant Accounting Policies for further details on the sale of SDN. Courier Capital is our investment advisor and wealth management firm that offers customized investment management, financial planning and consulting services to individuals and families, businesses, institutions, non-profits and retirement plans. Also included in “All Other” are Holding Company amounts, which are the primary differences between segment amounts and consolidated totals, along with amounts to eliminate balances and transactions between segments.

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	All Other	Consolidated Totals
June 30, 2024
Goodwill	$48,536	$9,585	$58,121
Other intangible assets, net	—	2,858	2,858
Total assets	6,103,534	28,238	6,131,772

December 31, 2023
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	—	5,433	5,433
Total assets	6,117,748	43,133	6,160,881

	Banking	All Other	Consolidated Totals
Three months ended June 30, 2024
Net interest income (expense)	$42,255	$(1,062)	$41,193
Provision for credit losses	(2,041)	—	(2,041)
Noninterest income	7,989	16,025	24,014
Noninterest expense	(30,418)	(2,602)	(33,020)
Income before income taxes	17,785	12,361	30,146
Income tax expense	(1,289)	(3,228)	(4,517)
Net income	$16,496	$9,133	$25,629
Six months ended June 30, 2024
Net interest income (expense)	$83,396	$(2,121)	$81,275
Benefit for credit losses	3,415	—	3,415
Noninterest income	14,485	20,430	34,915
Noninterest expense	(80,135)	(6,898)	(87,033)
Income before income taxes	21,161	11,411	32,572
Income tax expense	(1,744)	(3,129)	(4,873)
Net income	$19,417	$8,282	$27,699

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.) SEGMENT REPORTING (Continued)

	Banking	All Other	Consolidated Totals
Three months ended June 30, 2023
Net interest income (expense)	$43,397	$(1,060)	$42,337
Provision for credit losses	(3,230)	—	(3,230)
Noninterest income	7,498	3,968	11,466
Noninterest expense	(29,971)	(3,811)	(33,782)
Income (loss) before income taxes	$17,694	$(903)	$16,791
Income tax (expense) benefit	(2,879)	461	(2,418)
Net income (loss)	$14,815	$(442)	$14,373
Six months ended June 30, 2023
Net interest income (expense)	$86,272	$(2,120)	$84,152
Provision for credit losses	(7,444)	—	(7,444)
Noninterest income	13,873	8,517	22,390
Noninterest expense	(59,744)	(7,699)	(67,443)
Income (loss) before income taxes	$32,957	$(1,302)	$31,655
Income tax (expense) benefit	(5,509)	316	(5,193)
Net income	$27,448	$(986)	$26,462

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

On April 1, 2024, the Company announced and closed the sale of the assets of its wholly owned subsidiary, SDN Insurance Agency, LLC (“SDN”), which provided a broad range of insurance services to personal and business clients, to NFP Property & Casualty Services, Inc. (“NFP”), a subsidiary of NFP Corp. The sale generated $27 million in proceeds, or a pre-tax gain of $13.5 million, after selling costs. The all-cash transaction value represented approximately four times our 2023 insurance revenue. Following the sale of the assets of SDN, we changed the name of the entity to Five Star Advisors LLC and expect to utilize it to serve as a conduit to refer insurance business to NFP.

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

We have evolved to meet changing customer needs by offering complementary physical, digital and virtual channels. We focus on technology to provide solutions that fit our customers’ preferences for transacting business with us. Branches are staffed by certified personal bankers who are trained to meet a broad array of customer needs. Our digital banking capabilities, interactive teller machine (“ITM”) functionality and Customer Contact Center provide additional self-serve and phone options through which customer needs are met effectively.

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

EXECUTIVE OVERVIEW

Summary of 2024 Second Quarter Results

Net income increased $11.3 million to $25.6 million for the second quarter of 2024 compared to $14.4 million for the second quarter of 2023. Net income available to common shareholders for the second quarter of 2024 was $25.3 million, or $1.62 per diluted share, compared with $14.0 million, or $0.91 per diluted share, for the second quarter of 2023. Return on average common equity was 23.51% and return on average assets was 1.68% for the second quarter of 2024 compared to 13.64% and 0.95%, respectively, for the second quarter of 2023. Second quarter 2024 results benefited from a pre-tax gain of $13.5 million, after selling costs, associated with the sale of the assets of SDN on April 1, 2024. First quarter 2024 results were negatively impacted by our deposit-related fraud event, for which we recorded an $18.4 million pre-tax loss that was recorded in deposit-related charged-off items and approximately $660 thousand of related professional services expenses related to legal expenses. In the second quarter of 2024, we recorded a small recovery of $143 thousand and incurred approximately $371 thousand of professional services expenses related to the deposit-related fraud event which included legal expenses as well as expenses associated with the engagement of a third party to support our internal review and advise on best practices for fraud prevention and detection. We continue to aggressively pursue our legal rights and seek any and all recovery avenues to minimize the loss.

Net interest income totaled $41.2 million in the second quarter of 2024, a decrease of $1.1 million compared to $42.3 million in the second quarter of 2023. Average interest-earning assets for the second quarter of 2024 were $74.0 million higher than the second quarter of 2023 due to a $107.2 million increase in average loans and a $41.2 million increase in the average balance of Federal Reserve interest-earning cash, partially offset by a $74.4 million decrease in average investment securities. Average interest-bearing liabilities for the second quarter of 2024 were $113.6 million higher than the second quarter of 2023 due to a $376.6 million increase in average savings and money market account deposits, partially offset by a $154.5 million decrease in average borrowings, a $107.5 million decrease in average interest-bearing demand deposits and a $927 thousand decrease in average time deposits.

Net interest margin was 2.87% for the second quarter of 2024 compared to 2.99% in the second quarter of 2023, primarily due to higher funding costs amid the continued high interest rate environment, partially offset by an increase in the average yield on interest-earning assets.

The provision for credit losses was $2.0 million in the second quarter of 2024 compared to a provision for credit losses of $3.2 million in the second quarter of 2023. The provision for credit losses for the second quarter of 2024 was primarily driven by a combination of factors, including a modest increase in consumer indirect delinquencies during the period, which increased the qualitative factor for that portfolio, partially offset by improvement in forecasted losses. Net charge-offs during the recent quarter were $1.1 million, representing 0.10% of average loans on an annualized basis, compared to $636 thousand, or an annualized 0.06% of average loans, in the second quarter of 2023. See the “Allowance for Credit Losses – Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision for credit losses and net charge-offs.

Noninterest income totaled $24.0 million in the second quarter of 2024, compared to $11.5 million in the second quarter of 2023. Noninterest income for the second quarter of 2024 included the gain of $13.5 million from the sale of the assets of SDN, recorded in net gain (loss) on other assets, which resulted in a decrease of insurance income of $1.3 million. Also contributing to the increase in noninterest income for the second quarter of 2024 were increases of $407 thousand in company owned life insurance income, due to the higher crediting rate and associated impact to cash surrender value related to the surrender and redeploy strategy executed in the fourth quarter of 2023, $334 thousand of income from investments in limited partnerships, and $362 thousand in other income. These increases were partially offset by decreases of $326 thousand in income from derivative instruments, net, and $244 thousand in service charges on deposits.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest expense totaled $33.0 million in the second quarter of 2024, compared to $33.8 million in the second quarter of 2023. The decrease in noninterest expense for the second quarter of 2024 was primarily attributable to a decrease in salaries and employee benefits expense of $2.0 million as a result of the sale of the assets of SDN and the previously disclosed fourth quarter 2023 leadership and organizational changes, which reduced salaries and wages expense, partially offset by increases in computer and data processing expense of $592 thousand, due in part to investments in data efficiency and marketing technology, $521 thousand of professional services expense, due to legal and consulting expenses related to the deposit fraud-related event, and $374 thousand of other expenses.

The regulatory Tier 1 Capital Ratio and Total Risk-Based Capital Ratio were 10.36%, and 12.65%, respectively, at June 30, 2024. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising approximately 63% and 70% of revenue during the three and six months ended June 30, 2024, respectively. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest income per consolidated statements of income	$78,788	$71,115	$157,201	$134,886
Adjustment to fully taxable equivalent basis	81	113	167	234
Interest income adjusted to a fully taxable equivalent basis	78,869	71,228	157,368	135,120
Interest expense per consolidated statements of income	37,595	28,778	75,926	50,734
Net interest income on a taxable equivalent basis	$41,274	$42,450	$81,442	$84,386

Analysis of Net Interest Income for the Three Months Ended June 30, 2024 and 2023

Net interest income on a taxable equivalent basis for the three months ended June 30, 2024, was $41.3 million, a decrease of $1.2 million versus the comparable quarter last year of $42.5 million. The decrease in net interest income was primarily due to higher funding costs amid the current high interest rate environment.

Our net interest margin for the second quarter of 2024 was 2.87%, 12-basis points lower than 2.99% for the same period in 2023 due to higher funding costs as a result of the continued high interest rate environment, partially offset by an increase in the average yield on interest-earning assets.

For the second quarter of 2024, the average yield on average interest earning assets of 5.50% was 48-basis points higher than the second quarter of 2023 of 5.02% primarily due to an increase in market interest rates. Average loan yields increased 47-basis points during the second quarter of 2024 to 6.40% from 5.93% for the second quarter of 2023. The average yield on investment securities increased 28-basis points during the second quarter of 2024 to 2.17% from 1.89% for the second quarter of 2023. Overall, the average interest rate changes increased interest income by $5.8 million and volume variance increased interest income by $1.8 million during the second quarter of 2024, which collectively drove a favorable variance of $7.6 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Average interest-earning assets were $5.77 billion for the second quarter of 2024 compared to $5.69 billion for the second quarter of 2023, an increase of $74.0 million, or 1%, from the comparable quarter last year, with average loans up $107.2 million from $4.33 billion for the second quarter of 2023 to $4.44 billion for the second quarter of 2024, and a $41.2 million increase in average Federal Reserve interest-earning cash, partially offset by a decrease in average securities of $74.4 million from $1.27 billion for the second quarter of 2023 to $1.19 billion for the second quarter of 2024. Average loans comprised 77% of average interest-earning assets during the second quarter of 2024 compared to 76% during the second quarter of 2023. The increase in average loans was primarily due to organic growth in commercial mortgages. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. The average yield on average loans was 6.40% for the second quarter of 2024, an increase of 47-basis points compared to 5.93% for the comparable quarter in 2023 due to the impact of the higher market interest rates. Interest rate changes on average loans increased interest income by $4.9 million, and an increase in the volume of average loans resulted in a $1.7 million increase. Average investment securities represented 21% of average interest-earning assets during the second quarter of 2024 compared to 22% during the second quarter of 2023. The decrease in average investment securities was primarily due to repayment and maturities of investment securities, and the use of cash to fund loan originations, including the sale of approximately $54 million in lower yielding available-for-sale agency mortgage-backed securities in the fourth quarter of 2023.

For the second quarter of 2024, the average cost of average interest-bearing liabilities of 3.32% was 72-basis points higher than the second quarter of 2023 and the average cost of interest-bearing deposits of 3.29% was 89-basis points higher than the second quarter of 2023 due to the continued repricing of deposits at higher interest rates. The average cost of total borrowings decreased 69-basis points to 3.83% in the second quarter of 2024, compared to 4.52% in the second quarter of 2023. The reduction in the cost of total borrowings was driven by a wholesale mix shift, lower level of outstanding balances, and the benefit of the Bank’s cash flow hedging program.

Average interest-bearing liabilities were $4.55 billion for the second quarter of 2024, compared to $4.43 billion for the second quarter of 2023, an increase of $113.6 million, or 3%, driven by increases in average balances of interest-bearing deposits. On average, interest-bearing deposits grew $268.2 million from $4.02 billion for the second quarter of 2023 to $4.28 billion for the current quarter while noninterest-bearing demand deposits (a principal component of net free funds) decreased $78.9 million to $950.8 million for the second quarter of 2024. The increase in average interest-bearing deposits was due to growth in non-public deposits, public deposits, and reciprocal deposits, partially offset by a decrease in brokered deposits. For further discussion of our reciprocal and brokered deposits, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate changes resulted in a $9.1 million increase in interest expense, and volume changes resulted in a $1.9 million increase in interest expense during the second quarter of 2024. Total average borrowings decreased to $264.8 million, down $154.5 million from the second quarter of 2023. A decrease in average interest rates on short term borrowings decreased interest expense by $2.2 million during the second quarter of 2024.

Analysis of Net Interest Income for the Six Months Ended June 30, 2024 and 2023

Net interest income on a taxable equivalent basis for the six months ended June 30, 2024, was $81.4 million, a decrease of $2.9 million versus the comparable period in 2023 of $84.4 million. The decrease in net interest income was primarily due to higher funding costs amid the current high interest rate environment.

Our net interest margin for the six months ended June 30, 2024 was 2.83%, 21-basis points lower than 3.04% for the same period in 2023 due to higher funding costs as a result of the continued high interest rate environment, partially offset by an increase in the average yield on interest-earning assets.

For the six months ended June 30, 2024, the average yield on average interest earning assets of 5.47% was 60-basis points higher than the six months ended June 30, 2023 of 4.87%. The average yield on loans increased 59-basis points during the six months ended June 30, 2024, to 6.37% from 5.78% for the comparable period last year. The average yield on investment securities increased 24-basis points to 2.13% for the six months ended June 30, 2024 compared to 1.89% for the six months ended June 30, 2023. Overall, the impact of the interest rate increases in 2023 and 2024 has a positive impact on yields, increasing interest income by $14.3 million, while volume variances in average interest-earning assets and average interest-bearing liabilities increased net interest income by $7.9 million during the six months ended June 30, 2024.

Average interest-earning assets were $5.79 billion for the six months ended June 30, 2024 compared to $5.59 billion for the six months ended June 30, 2023, an increase of $195.9 million, or 3.50%, with average loans up $224.3 million from $4.23 billion for the six months ended June 30, 2023 to $4.45 billion for the six months ended June 30, 2024, and a $67.9 million increase in average Federal Reserve interest-earning cash, partially offset by a decrease in average investment securities of $96.4 million from $1.29 billion for the six months ended June 30, 2023 to $1.19 billion for the six months ended June 30, 2024. Average investment securities represented 20.6% of average interest-earning assets during the six months ended June 30, 2024 compared to 23.0% during the six months ended June 30, 2023. Loans comprised 76.9% of average interest-earning assets during the six months ended June 30, 2024 compared to 75.6% during the six months ended June 30, 2023. The increase in average loans was primarily due to organic growth in commercial mortgages. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. Higher interest rates on loans increased interest income by $12.6 million, and an increase in the volume of average loans resulted in a $7.3 million increase in interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

For the six months ended June 30, 2024, the average cost of average interest-bearing liabilities of 3.33% was 96-basis points higher than the average cost of 2.37% for the six months ended June 30, 2023, with the average cost of average interest-bearing deposits of 3.29% increasing 109-basis points from 2.20% for the six months ended June 30, 2023 due to the higher interest rate environment that began in 2023 and continued into 2024.

Average interest-bearing liabilities of $4.58 billion in the six months ended June 30, 2024 were $270.0 million, or 6.3%, higher than the six months ended June 30, 2023. The increase was driven by an increase in average interest-bearing deposits, partially offset by a decrease in total average borrowings. Total average borrowings decreased to $284.5 million, down $55.4 million from the six months ended June 30, 2023. On average, interest-bearing deposits increased $325.4 million from $3.97 billion for the six months ended June 30, 2023 to $4.30 billion for the current period, while noninterest-bearing demand deposits (a principal component of net free funds) decreased $90.5 million to $956.7 million for the six months ended June 30, 2024. The increase in average deposits was primarily due to growth in non-public and reciprocal deposits, partially offset by a decrease in brokered and public deposits. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate changes resulted in a $22.4 million increase in interest expense and volume changes contributed $4.6 million during the six months ended June 30, 2024, primarily due to the higher interest rate environment.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (dollars in thousands). Average balances were derived from daily balances.

	Three months ended June 30,
	2024			2023
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$134,123	$1,711	5.13%	$92,954	$1,186	5.12%
Investment securities (1):
Taxable	1,141,604	6,100	2.14	1,190,177	5,451	1.83
Tax-exempt (2)	53,204	382	2.86	79,004	539	2.73
Total investment securities	1,194,808	6,482	2.17	1,269,181	5,990	1.89
Loans:
Commercial business	704,272	13,269	7.58	710,145	12,701	7.17
Commercial mortgage	2,059,382	34,949	6.83	1,911,729	30,827	6.47
Residential real estate loans	648,099	6,576	4.06	598,638	5,447	3.64
Residential real estate lines	75,575	1,466	7.80	76,191	1,371	7.22
Consumer indirect	905,056	13,675	6.08	1,011,338	13,272	5.26
Other consumer	44,552	741	6.69	21,686	434	8.02
Total loans (4)	4,436,936	70,676	6.40	4,329,727	64,052	5.93
Total interest-earning assets	5,765,867	78,869	5.50	5,691,862	71,228	5.02
Less: Allowance for credit losses	(44,638)			(49,183)
Other noninterest-earning assets	432,200			410,579
Total assets	$6,153,429			$6,053,258
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$741,006	$2,178	1.18%	$848,552	$1,636	0.77%
Savings and money market	2,036,772	15,232	3.01	1,660,148	8,283	2.00
Time deposits	1,505,665	17,663	4.72	1,506,592	14,135	3.76
Total interest-bearing deposits	4,283,443	35,073	3.29	4,015,292	24,054	2.40
Short-term borrowings	140,110	958	2.75	294,923	3,159	4.30
Long-term borrowings	124,640	1,564	5.02	124,329	1,565	5.04
Total borrowings	264,750	2,522	3.83	419,252	4,724	4.52
Total interest-bearing liabilities	4,548,193	37,595	3.32	4,434,544	28,778	2.60
Noninterest-bearing demand deposits	950,819			1,029,681
Other noninterest-bearing liabilities	204,917			159,781
Shareholders’ equity	449,500			429,252
Total liabilities and shareholders’ equity	$6,153,429			$6,053,258
Net interest income (tax-equivalent)		$41,274			$42,450
Interest rate spread			2.18%			2.42%
Net earning assets	$1,217,674			$1,257,318
Net interest margin (tax-equivalent)			2.87%			2.99%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.77%			128.35%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended June 30,
	2024	2023
Commercial business	$(9)	$(3)
Commercial mortgage	535	598
Residential real estate loans	(384)	(397)
Residential real estate lines	(109)	(102)
Consumer indirect	(900)	(1,067)
Other consumer	11	5
Total	$(856)	$(966)

	Six months ended June 30,
	2024			2023
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$146,099	$3,696	5.09%	$78,214	$1,802	4.65%
Investment securities (1):
Taxable	1,133,485	11,868	2.09	1,202,822	11,052	1.84
Tax-exempt (2)	55,416	794	2.86	82,432	1,116	2.71
Total investment securities	1,188,901	12,662	2.13	1,285,254	12,168	1.89
Loans:
Commercial business	713,496	26,868	7.57	690,360	23,933	6.99
Commercial mortgage	2,044,612	69,249	6.81	1,828,807	57,227	6.31
Residential real estate loans	648,510	13,052	4.03	594,217	10,693	3.60
Residential real estate lines	75,986	2,957	7.83	76,408	2,674	7.06
Consumer indirect	919,718	27,387	5.99	1,017,814	25,796	5.11
Other consumer	48,043	1,497	6.26	18,439	827	9.04
Total loans (4)	4,450,365	141,010	6.37	4,226,045	121,150	5.78
Total interest-earning assets	5,785,365	157,368	5.47	5,589,513	135,120	4.87
Less: Allowance for credit losses	(48,086)			(47,933)
Other noninterest-earning assets	452,315			407,521
Total assets	$6,189,594			$5,949,101
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$745,259	$4,254	1.15%	$864,235	$3,035	0.71%
Savings and money market	2,059,294	31,180	3.04	1,662,598	14,839	1.80
Time deposits	1,492,399	34,877	4.70	1,444,705	25,474	3.56
Total interest-bearing deposits	4,296,952	70,311	3.29	3,971,538	43,348	2.20
Short-term borrowings	159,929	2,487	3.13	220,641	4,361	3.99
Long-term borrowings	124,601	3,128	5.02	119,318	3,025	5.07
Total borrowings	284,530	5,615	3.97	339,959	7,386	4.38
Total interest-bearing liabilities	4,581,482	75,926	3.33	4,311,497	50,734	2.37
Noninterest-bearing demand deposits	956,670			1,047,121
Other noninterest-bearing liabilities	199,175			166,858
Shareholders’ equity	452,267			423,625
Total liabilities and shareholders’ equity	$6,189,594			$5,949,101
Net interest income (tax-equivalent)		$81,442			$84,386
Interest rate spread			2.14%			2.50%
Net earning assets	$1,203,883			$1,278,016
Net interest margin (tax-equivalent)			2.83%			3.04%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.28%			129.64%

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

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	Six months ended June 30,
	2024	2023
Commercial business	$(5)	$(4)
Commercial mortgage	1,148	1,146
Residential real estate loans	(742)	(801)
Residential real estate lines	(192)	(176)
Consumer indirect	(1,822)	(2,161)
Other consumer	21	5
Total	$(1,592)	$(1,991)

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

	Three months ended June 30, 2024 vs. 2023			Six months ended June 30, 2024 vs. 2023
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$525	$—	$525	$1,701	$193	$1,894
Investment securities:
Taxable	(229)	878	649	(663)	1,479	816
Tax-exempt	(184)	26	(158)	(384)	62	(322)
Total investment securities	(413)	904	491	(1,047)	1,541	494
Loans:
Commercial business	(106)	674	568	821	2,114	2,935
Commercial mortgage	2,455	1,667	4,122	7,080	4,942	12,022
Residential real estate loans	472	657	1,129	1,028	1,331	2,359
Residential real estate lines	(11)	106	95	(15)	298	283
Consumer indirect	(1,481)	1,884	403	(2,641)	4,232	1,591
Other consumer	391	(84)	307	987	(317)	670
Total loans	1,720	4,904	6,624	7,260	12,600	19,860
Total interest income	1,832	5,808	7,640	7,914	14,334	22,248
Interest expense:
Deposits:
Interest-bearing demand	(228)	770	542	(465)	1,684	1,219
Savings and money market	2,172	4,777	6,949	4,170	12,171	16,341
Time deposits	(9)	3,537	3,528	866	8,537	9,403
Total interest-bearing deposits	1,935	9,084	11,019	4,571	22,392	26,963
Short-term borrowings	31	(2,232)	(2,201)	(1,056)	(818)	(1,874)
Long-term borrowings	4	(6)	(2)	133	(30)	103
Total borrowings	35	(2,238)	(2,203)	(923)	(848)	(1,771)
Total interest expense	1,970	6,846	8,816	3,648	21,544	25,192
Net interest income	$(138)	$(1,038)	$(1,176)	$4,266	$(7,210)	$(2,944)

Provision (Benefit) for Credit Losses

The provision for credit losses for the three and six months ended June 30, 2024 was a provision of $2.0 million and a benefit of $3.4 million, respectively, compared to provisions for credit losses of $3.2 million and $7.4 million for the corresponding periods in 2023.

The provision for credit losses in the second quarter of 2024 was driven by a combination of factors, including a modest increase in consumer indirect delinquencies during the period, which increased the qualitative factors for that portfolio, partially offset by improvement in forecasted losses. Also included in the (benefit) provision for credit losses was a credit loss for unfunded commitments of $43 thousand and $287 thousand for the second quarters of 2024 and 2023, respectively. The benefit for credit losses for the six months ended June 30, 2024 was reflective of the $4.9 million benefit for credit losses – loans for the first quarter of 2024, which was driven by improvement in forecasted losses, positive trends in qualitative factors, including a reduction in consumer indirect loan delinquencies during the period, and a reduction in total period-end loan balances. Also included in the benefit for credit losses for the six months ended June 30, 2024 and 2023 was a credit loss benefit for unfunded commitments of $527 thousand and a credit loss for unfunded commitments of $298 thousand for the six months ended June 30, 2024 and 2023, respectively.

See the “Allowance for Credit Losses – Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service charges on deposits	$979	$1,223	$2,056	$2,250
Insurance income	4	1,328	2,138	3,415
Card interchange income	2,008	2,107	3,910	4,046
Investment advisory	2,779	2,819	5,361	5,742
Company owned life insurance	1,360	953	2,658	1,947
Investments in limited partnerships	803	469	1,145	720
Loan servicing	158	114	333	260
Income from derivative instruments, net	377	703	551	1,199
Net gain on sale of loans held for sale	124	122	212	234
Net gain (loss) on other assets	13,508	(7)	13,495	32
Net gain on tax credit investments	406	489	31	288
Other	1,508	1,146	3,025	2,257
Total noninterest income	$24,014	$11,466	$34,915	$22,390

Service charges on deposits decreased $244 thousand, or 20%, to $979 thousand for the second quarter of 2024 compared to $1.2 million for the second quarter of 2023. For the first six months of 2024, service charges on deposits decreased $194 thousand, or 9%, to $2.1 million, compared to $2.3 million for the first six months of 2023. Lower service charges on deposits reflected changes to the Bank’s fee policies that align with trends in community banking.

The April 1, 2024 sale of the assets of our insurance subsidiary, SDN, generated a gain of $13.5 million, after selling costs, which was included in net gain (loss) on other assets. The decrease in insurance income for the second quarter of 2024 and the first six months of 2024 was reflective of the sale.

Income from company owned life insurance increased $407 thousand, or 43%, to $1.4 million for the second quarter of 2024 compared to $953 thousand for the second quarter of 2023. For the first six months of 2024, income from company owned life insurance increased $711 thousand, or 37%, to $2.7 million compared to $1.9 million for the first six months of 2023. The increase in both periods was primarily due to the higher crediting rate and associated impact to cash surrender value recorded in the linked quarter related to the previously disclosed surrender and redeploy strategy executed in the fourth quarter of 2023.

Investments in limited partnerships income increased $334 thousand, or 71%, to $803 thousand for the second quarter of 2024 compared to $469 thousand for the second quarter of 2023. For the first six months of 2024, income from investments in limited partnerships increased $425 thousand, or 59%, to $1.1 million compared to $720 thousand for the first six months of 2023. The income from our investments in limited partnerships fluctuates based on the maturity and performance of the underlying investments.

Income from derivative instruments, net decreased $326 thousand, or 46%, to $377 thousand for the second quarter of 2024 compared to $703 thousand for the second quarter of 2023. For the first six months of 2024, income from derivative instruments, net decreased $648 thousand, or 54%, to $551 thousand compared to $1.2 million for the first six months of 2023. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed during the period combined with the impact of changes in the fair value of borrower-facing trades.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Salaries and employee benefits	$15,748	$17,754	$33,088	$35,887
Occupancy and equipment	3,448	3,538	7,200	7,268
Professional services	1,794	1,273	4,166	2,768
Computer and data processing	5,342	4,750	10,728	9,441
Supplies and postage	437	473	912	963
FDIC assessments	1,346	1,239	2,641	2,354
Advertising and promotions	440	498	737	812
Amortization of intangibles	114	230	331	464
Restructuring recoveries	—	(19)	—	(19)
Deposit-related charged-off items	398	467	19,577	790
Other	3,953	3,579	7,653	6,715
Total noninterest expense	$33,020	$33,782	$87,033	$67,443

Salaries and employee benefits expense decreased $2.0 million, or 11%, to $15.7 million for the second quarter of 2024 compared to $17.8 million for the second quarter of 2023. For the first six months of 2024, salaries and employee benefits expense decreased $2.8 million, or 8%, to $33.1 million compared to $35.9 million for the first six months of 2023. The decrease in both periods was driven in part by lower salaries and wages in the 2024, as a result of the sale of the assets of SDN, as well as our previously disclosed leadership and organizational changes completed in the fourth quarter of 2023.

Professional services expense increased $521 thousand, or 41%, to $1.8 million for the second quarter of 2024 compared to $1.3 million for the second quarter of 2023. For the first six months of 2024, professional services expense increased $1.4 million, or 51%, to $4.2 million compared to $2.8 million for the first six months of 2023. The increases in both periods were primarily due to higher legal expenses in 2024 related to the deposit-related fraud event, including $660 thousand and $371 thousand for the first and second quarters of 2024, respectively. The second quarter of 2024 expenses also included professional expense associated with the engagement of a third party to support the Company’s internal review and advise on best practices for fraud prevention and detection.

Computer and data processing expense increased $592 thousand, or 12%, to $5.3 million for the second quarter of 2024 compared to $4.8 million for the second quarter of 2023. For the first six months of 2024, computer and data processing expense increased $1.3 million, or 14%, to $10.7 million compared to $9.4 million for the first six months of 2023. The increase during the 2024 periods was a result of our strategic investments in data efficiency and marketing technology.

Deposit-related charged-off items expense for the first six months of 2024 included an $18.2 million loss associated with the deposit-related fraud event, including the $18.4 million recorded in the first quarter of 2024, partially offset by $143 thousand of recoveries recorded in the second quarter of 2024.

Other expense increased $374 thousand, or 10%, to $4.0 million for the second quarter of 2024 compared to $3.6 million for the second quarter of 2023. For the first six months of 2024, other expense increased $938 thousand, or 14%, to $7.7 million compared to $6.7 million for the first six months of 2023. The increase for both periods was primarily driven by an increase in New York State capital base franchise tax accrual.

Our efficiency ratio for the second quarter of 2024 and the first six months of 2024 was 50.58% and 74.80%, respectively, compared with 62.66% and 63.17% for the second quarter of 2023 and the first six months of 2023, respectively. The lower efficiency ratio for the second quarter of 2024 was primarily due to the $13.5 million pre-tax gain on sale of the assets of our insurance subsidiary. The higher efficiency ratio for the first six months of 2024 was primarily due to the $18.2 million pre-tax loss in deposit-related charged-off items and approximately $1.0 million of legal and consulting expenses, recorded in professional services expense, related to the deposit-related fraud event. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Income Taxes

For the three and six months ended June 30, 2024, we recorded income tax expense of $4.5 million and $4.9 million, versus $2.4 million and $5.2 million for the same periods in the prior year. The increase in income tax expense for the second quarter of 2024 compared to the second quarter of 2023 is reflective of higher net income, due in part to the gain on the sale of the assets of SDN. In the second quarter of 2024, we recognized federal and state tax benefits related to tax credit investments placed in service and/or amortized during the period resulting in a reduction in income tax expense of $1.3 million, versus $761 thousand for the same period in the prior year. The six months ended June 30, 2024 and 2023 also included related benefits of $2.1 million and $1.3 million, respectively.

Our effective tax rate for both the three and six months ended June 30, 2024 was 15.0%, versus 14.4% and 16.4%, respectively, for the same periods in the prior year. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rates for 2024 and 2023 reflect the New York State tax benefit generated by our real estate investment trust.

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$24,535	$21,792	$24,535	$21,811
Mortgage-backed securities:
Agency mortgage-backed securities	1,004,309	847,446	1,013,455	865,594
Non-Agency mortgage-backed securities	—	384	—	325
Other debt securities	2,000	2,013	—	—
Total available for sale securities	1,030,844	871,635	1,037,990	887,730
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	16,588	15,949	16,513	15,983
State and political subdivisions	52,811	47,303	68,854	63,782
Mortgage-backed securities	58,875	52,597	62,793	57,265
Total held to maturity securities	128,274	115,849	148,160	137,030
Allowance for credit losses – securities	(3)		(4)
Total held to maturity securities, net	128,271		148,156
Total investment securities	$1,159,115	$987,484	$1,186,146	$1,024,760

Our available for sale (“AFS”) investment securities portfolio decreased $7.1 million from December 31, 2023 to June 30, 2024. The AFS portfolio had a net unrealized loss of $159.2 million at June 30, 2024 and $150.3 million at December 31, 2023, respectively. The decrease in the AFS portfolio balance was primarily the result of the purchase of securities for collateral for municipal deposits in the first six months of 2024.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of June 30, 2024. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—	$15,000	1.69%	$9,535	1.90%	$—	—	$24,535	1.77%
Mortgage-backed securities	12	3.39%	28,722	1.65%	117,266	2.05%	858,309	2.09%	1,004,309	2.08%
Other debt securities	—	—	—	—	2,000	8.99%	—	—	2,000	8.99%
	12	3.39%	43,722	1.66%	128,801	2.14%	858,309	2.09%	1,030,844	2.08%
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—	$10,000	3.00%	$6,588	3.49%	$—	—	$16,588	3.80%
State and political subdivisions	20,915	2.39%	5,381	2.06%	5,003	1.62%	21,512	2.45%	52,811	2.31%
Mortgage-backed securities	—	—	4,186	2.55%	17,227	2.27%	37,462	2.91%	58,875	2.70%
	20,915	2.39%	19,567	3.16%	28,818	2.43%	58,974	2.74%	128,274	2.68%
Total investment securities	$20,927	2.39%	$63,289	2.12%	$157,619	2.20%	$917,283	2.14%	$1,159,118	2.15%

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three and six months ended June 30, 2024 and 2023, no allowance for credit losses was recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

LENDING ACTIVITIES

Total loans were $4.461 billion at June 30, 2024, a decrease of $671 thousand from $4.462 billion at December 31, 2023. Commercial loans and consumer loans represented 63% and 37% of total loans as of June 30, 2024, respectively. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (dollars in thousands):

	Loan Portfolio Composition
	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Commercial business	$713,947	16.0%	$735,700	16.5%
Commercial mortgage	2,085,870	46.8	2,005,319	44.9
Total commercial	2,799,817	62.8	2,741,019	61.4
Residential real estate loans	647,675	14.5	649,822	14.6
Residential real estate lines	75,510	1.7	77,367	1.7
Consumer indirect	894,596	20.0	948,831	21.3
Other consumer	43,870	1.0	45,100	1.0
Total consumer	1,661,651	37.2	1,721,120	38.6
Total loans	4,461,468	100.0%	4,462,139	100.0%
Less: Allowance for credit losses – loans	43,952		51,082
Total loans, net	$4,417,516		$4,411,057

MANAGEMENT'S DISCUSSION AND ANALYSIS

Total commercial loans of $2.80 billion, or 63% of total loans at June 30, 2024, were comprised of commercial business loans of $713.9 million, or 16% of total loans, down $21.8 million, or 3%, from December 31, 2023, and commercial mortgage loans of $2.09 billion, or 47% of total loans, up $80.6 million, or 4%, from December 31, 2023. Commercial loans include both owner-occupied and non-owner occupied commercial real estate loans. As of June 30, 2024, commercial real estate (“CRE”) loans made up approximately 65% of total commercial loans, and 41% of total loans, commercial and industrial loans approximated 31% of total commercial loans, and 20% of total loans, and business banking unit loans were approximately 4% of total commercial loans and 3% of total loans. Our CRE committed credit exposure at June 30, 2024 related to approximately 41% multi-family, 18% office, 7% retail, 7% hospitality, 7% industrial property, and 6% home builder. Approximately 70% of our office exposure at June 30, 2024, or 12% of our total CRE exposure, related to Class B or medical office space. More than 90% of our CRE loans have full or limited personal or corporate recourse.

Total consumer loans of $1.66 billion, or 37% of total loans at June 30, 2024, decreased $59.5 million from December 31, 2023. Consumer loans at June 30, 2024 were comprised of residential real estate loans and lines of credit of $723.2 million, or 16% of total loans, consumer indirect loans of $894.6 million, or 20% of total loans, and other consumer loans of $43.9 million, or 1% of total loans. During the six months ended June 30, 2024, we originated $114.7 million in indirect automobile loans with a mix of approximately 22% new automobile and 78% used automobile loans. This compares with the $169.0 million in indirect automobile loans with a mix of approximately 26% new automobile and 74% used automobile loans for the six months ended June 30, 2023. Origination volumes and the mix of new and used vehicles financed fluctuate depending on general market conditions. Effective January 1, 2024, we exited the Pennsylvania automobile market to align our focus more fully around our core Upstate New York market, which includes a strong network of approximately 375 new automobile dealers.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $2.1 million and $1.4 million as of June 30, 2024 and December 31, 2023, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $273.5 million and $269.4 million as of June 30, 2024 and December 31, 2023, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Credit Losses – Loans

The following table summarizes the activity in the allowance for credit losses – loans for the periods indicated (dollars in thousands).

	Credit Loss – Loans Analysis
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Allowance for credit losses – loans, beginning of period	$43,075	$47,528	$51,082	$45,413
Net charge-offs (recoveries):
Commercial business	7	33	(30)	(91)
Commercial mortgage	(3)	16	(4)	14
Residential real estate loans	96	13	100	71
Residential real estate lines	—	25	—	41
Consumer indirect	844	300	3,817	2,138
Other consumer	178	249	360	552
Total net charge-offs	1,122	636	4,243	2,725
Provision (benefit) for credit losses – loans	1,999	2,944	(2,887)	7,148
Allowance for credit losses – loans, end of period	$43,952	$49,836	$43,952	$49,836

Net loan charge-offs (recoveries) to average loans:
Commercial business	0.00%	0.02%	(0.01)%	(0.03)%
Commercial mortgage	0.00%	0.00%	0.00%	0.00%
Residential real estate loans	0.06%	0.01%	0.03%	0.02%
Residential real estate lines	0.00%	0.13%	0.00%	0.11%
Consumer indirect	0.38%	0.12%	0.83%	0.42%
Other consumer	1.62%	4.62%	1.51%	6.04%
Total loans	0.10%	0.06%	0.19%	0.13%

Allowance for credit losses – loans to total loans	0.99%	1.13%	0.99%	1.13%
Allowance for credit losses – loans to nonaccrual loans	175%	503%	175%	503%
Allowance for credit losses – loans to non-performing loans	174%	503%	174%	503%
Loans not analyzed for a specific reserve are segmented into “pools” of loans based upon similar risk characteristics. This is referred to as the “pooled loan” component of the allowance for credit losses estimate. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s Loan Review function. The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, and other loans deemed appropriate by management, collectively referred to as collateral dependent loans. See Note 4., Loans, of the notes to the consolidated financial statements for further details on collateral dependent loans.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net charge-offs of $1.1 million for the second quarter of 2024 represented 0.10% of average loans on an annualized basis compared to net charge-offs of $636 thousand, or 0.06% of average loans for the second quarter of 2023. The allowance for credit losses – loans was $44.0 million at June 30, 2024, compared with $49.8 million at June 30, 2023. The ratio of the allowance for credit losses – loans to total loans was 0.99% at June 30, 2024 and 1.13% at June 30, 2023. The ratio of allowance for credit losses – loans to non-performing loans was 174% at June 30, 2024, reflecting one large commercial loan relationship totaling $13.6 million that was placed on nonaccrual status during the fourth quarter of 2023, compared with 503% at June 30, 2023.

The following table sets forth the allocation of the allowance for credit losses – loans by loan category as of the dates indicated (dollars in thousands). The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	Allowance for Credit Losses – Loans by Loan Category
	June 30, 2024		December 31, 2023
		Percentage		Percentage
	Credit	of loans by	Credit	of loans by
	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans
Commercial business	$12,246	16.0%	$13,102	16.5%
Commercial mortgage	15,365	46.7	15,858	44.9
Residential real estate loans	4,211	14.5	5,286	14.6
Residential real estate lines	769	1.7	764	1.7
Consumer indirect	10,842	20.1	14,099	21.3
Other consumer	519	1.0	1,973	1.0
Total	$43,952	100.0%	$51,082	100.0%

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (dollars in thousands).

	Non-Performing Assets
	June 30, 2024	December 31, 2023
Nonaccrual loans:
Commercial business	$5,680	$5,664
Commercial mortgage	10,452	10,563
Residential real estate loans	5,961	6,364
Residential real estate lines	183	221
Consumer indirect	2,897	3,814
Other consumer	—	13
Total nonaccrual loans	25,173	26,639
Accruing loans 90 days or more delinquent	36	21
Total non-performing loans	25,209	26,660
Foreclosed assets	63	142
Total non-performing assets	$25,272	$26,802

Nonaccrual loans to total loans	0.56%	0.60%
Non-performing loans to total loans	0.57%	0.60%
Non-performing assets to total assets	0.41%	0.44%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at June 30, 2024 were $25.3 million, a decrease of $1.5 million from the $26.8 million balance at December 31, 2023. The primary component of non-performing assets is non-performing loans, which were $25.2 million or 0.57% of total loans at June 30, 2024 and $26.7 million or 0.60% of total loans at December 31, 2023.

Approximately $1.1 million, or 4%, of the $25.2 million in non-performing loans as of June 30, 2024 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $63 thousand and $142 thousand of properties representing foreclosed asset holdings at June 30, 2024 and December 31, 2023, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $21.3 million and $29.9 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2024 and December 31, 2023, respectively.

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at June 30, 2024. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts as reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$153,161	$254,266	$19,619	$286,901	$713,947
Commercial mortgage	669,549	1,108,304	306,780	1,237	2,085,870
Residential real estate loans	87,771	245,928	289,966	24,010	647,675
Residential real estate lines	1,382	6,355	26,038	41,735	75,510
Consumer indirect (1)	316,262	578,333	1	—	894,596
Other consumer	7,385	15,951	18,071	2,463	43,870
Total loans	$1,235,510	$2,209,137	$660,475	$356,346	$4,461,468

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$107,828	$10,267	$469	$118,564
Commercial mortgage		511,430	140,103	194	651,727
Residential real estate loans		176,165	242,313	21,520	439,998
Residential real estate lines		—	—	—	—
Consumer indirect (1)		578,333	1	—	578,334
Other consumer		15,951	18,071	2,463	36,485
With a floating or adjustable rate
Commercial business		146,438	9,352	286,432	442,222
Commercial mortgage		596,874	166,677	1,043	764,594
Residential real estate loans		69,763	47,653	2,490	119,906
Residential real estate lines		6,355	26,038	41,735	74,128
Consumer indirect (1)		—	—	—	—
Other consumer		—	—	—	—
Total loans maturing after one year		$2,209,137	$660,475	$356,346	$3,225,958

_________

(1) Amounts include prepayment assumptions based on actual historical experience.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$939,346	18.3%	$1,010,614	19.4%
Interest-bearing demand	711,580	13.9	713,158	13.7
Savings and money market	2,007,256	39.1	2,084,444	40.0
Time deposits	1,475,139	28.7	1,404,696	26.9
Total deposits	$5,133,321	100.0%	$5,212,912	100.0%

MANAGEMENT'S DISCUSSION AND ANALYSIS

As of June 30, 2024 and December 31, 2023, the aggregate amount of estimated uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $1.83 billion, or 36% of total deposits, and $1.82 billion, or 35% of total deposits, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $296.3 million and $302.6 million at June 30, 2024 and December 31, 2023, respectively. The maturities of our uninsured time deposits at June 30, 2024 were as follows: $115.1 million in three months or less; $53.9 million between three months and six months; $49.6 million between six months and one year; and $77.8 million over one year. Approximately $980.4 million and $956.3 million of reciprocal and public deposits, characterized as preferred deposits for FDIC call report purposes, were collateralized by government-backed securities as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, estimated uninsured nonpublic deposits were approximately 16% of total deposits.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2024, total deposits were $5.13 billion, representing a decrease of $79.6 million from December 31, 2023. The decrease was primarily due to a decrease in brokered deposits, partially offset by growth in reciprocal, public, and non-public deposits. Time deposits were approximately 29% and 27% of total deposits at June 30, 2024 and December 31, 2023, respectively.

Non-public deposits, the largest component of our funding sources, totaled $3.14 billion and $3.12 billion at June 30, 2024 and December 31, 2023, respectively, and represented 61% and 60% of total deposits as of each date, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market area. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquidity to accommodate the seasonality associated with public deposits. Total public deposits were $1.04 billion and $1.02 billion at June 30, 2024 and December 31, 2023, respectively, and represented 20% of total deposits as of each date.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $878.3 million at June 30, 2024, compared to $817.6 million at December 31, 2023, as this product has been an attractive option for customers with more than $250 thousand on deposit desiring FDIC insurance. Reciprocal deposits represented 17% and 16% of total deposits as of each date, respectively.

Brokered deposits totaled $75.8 million and $256.8 million at June 30, 2024 and December 31, 2023, respectively, and represented 2% and 5% of total deposits as of each date. As of June 30, 2024 and December 31, 2023, $25.8 million and $206.8 million of interest-bearing demand deposits and $50.0 million of time deposits were brokered deposit accounts. The Bank reduced the outstanding balance of the brokered sweep deposit portfolio by $180 million in April 2024 through the utilization of more cost effective funding sources.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023
Short-term borrowings:
FHLB	$139,000	$107,000
FRB	63,000	78,000
Total short-term borrowings	202,000	185,000
Long-term borrowings:
FHLB	50,000	50,000
Subordinated notes, net	74,687	74,532
Total long-term borrowings	124,687	124,532
Total borrowings	$326,687	$309,532

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at June 30, 2024 and December 31, 2023 totaled $139.0 million and $107.0 million, respectively. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. In May 2023, we borrowed $15.0 million under the Federal Reserve Bank (“FRB”) Bank Term funding program at a rate of 4.80%, which matured on May 8, 2024. In December 2023, we borrowed an additional $50 million under the program at an interest rate of 4.89%, which matures on December 13, 2024, and $13.0 million at an interest rate of 4.88%, which matures on December 20, 2024. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits.

MANAGEMENT'S DISCUSSION AND ANALYSIS

As of June 30, 2024, $50.0 million of the short-term borrowings balance was designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%, $30.0 million was designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%, and $25.0 million was designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $259.0 million of immediate credit capacity with the FHLB, and approximately $890.7 million in secured borrowing capacity at the FRB discount window as of June 30, 2024. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had $155.0 million of credit available under unsecured federal funds purchased lines with various banks as of June 30, 2024, with no amounts outstanding. Additionally, we had approximately $92.7 million of unencumbered liquid securities available for pledging at June 30, 2024.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At June 30, 2024, no amounts have been drawn on the line of credit.

Long-term Borrowings

As of June 30, 2024 we had a long-term advance payable to FHLB of $50.0 million. The advance matures on January 20, 2026 and bears interest at a fixed rate of 4.05%. FHLB advances are collateralized by securities from our investment portfolio and certain qualifying loans.

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy. Management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of June 30, 2024, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB, the FRB Discount Window, and brokered deposit relationships.

The primary source of our non-deposit short-term borrowings is FHLB advances, of which $139.0 million were outstanding at June 30, 2024. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $1.30 billion as of June 30, 2024 from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2024. The line of credit has a one-year term and matures in May 2025. Funds drawn would be used for general corporate purposes and backup liquidity.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash and cash equivalents were $146.3 million as of June 30, 2024, up $21.9 million from $124.4 million as of December 31, 2023. During the six months ended June 30, 2024, net cash provided by operating activities totaled $48.0 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash provided by investing activities totaled $46.9 million, which primarily included inflows of $27.0 million for the proceeds from the sale of the assets of SDN, $25.6 million for net proceeds from investment securities, partially offset by outflows of net loan originations of $3.6 million, and $2.1 million of purchases of premises and equipment. Net cash used in financing activities of $73.0 million was primarily attributed to a $79.6 million net decrease in deposits, and $10.4 million in dividend payments, partially offset by a $17.0 million net increase in short-term borrowings.

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

Shareholders’ equity was $467.7 million at June 30, 2024, an increase of $12.9 million from $454.8 million at December 31, 2023, primarily due to net income in the first six months of 2024 offset by an increase in accumulated other comprehensive loss of $5.8 million during the six months ended June 30, 2024 due primarily to an increase in net unrealized losses on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies on a consolidated basis. As of June 30, 2024, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. See the “Basel III Capital Rules” section below for further discussion.

The following table reflects the ratios and their components (dollars in thousands):

	June 30,	December 31,
	2024	2023
Common shareholders’ equity	$452,509	$441,773
Less: Goodwill and other intangible assets	58,458	69,594
Net unrealized loss on investment securities (1)	(118,416)	(111,761)
Hedging derivative instruments	4,381	3,911
Net periodic pension and postretirement benefits plan adjustments	(11,614)	(11,946)
Other	(125)	(145)
Common Equity Tier 1 (“CET1”) Capital	519,825	492,120
Plus: Preferred stock	17,292	17,292
Tier 1 Capital	537,117	509,412
Plus: Qualifying allowance for credit losses	44,143	48,916
Subordinated Notes	74,687	74,532
Total regulatory capital	$655,947	$632,860
Adjusted average total assets (for leverage capital purposes)	$6,236,167	$6,224,339
Total risk-weighted assets	$5,183,712	$5,218,724

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.61%	8.18%
CET1 Capital (CET1 capital to total risk-weighted assets)	10.03%	9.43%
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.36%	9.76%
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.65%	12.13%

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

Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules. As of June 30, 2024, the Company and Bank’s capital levels remained characterized as “well capitalized” under the Basel III rules, including the additional capital conversion buffer.

The following table presents actual and required capital ratios as of June 30, 2024 and December 31, 2023 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (dollars in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Tier 1 leverage:
Company	$537,117	8.61%	$249,447	4.00%	$311,808	5.00%
Bank	593,148	9.53	248,896	4.00	311,120	5.00
CET1 capital:
Company	519,825	10.03	362,860	7.00	336,941	6.50
Bank	593,148	11.47	362,010	7.00	336,153	6.50
Tier 1 capital:
Company	537,117	10.36	440,615	8.50	414,467	8.00
Bank	593,148	11.47	439,584	8.50	413,726	8.00
Total capital:
Company	655,947	12.65	544,290	10.50	518,371	10.00
Bank	637,291	12.32	543,016	10.50	517,158	10.00
December 31, 2023
Tier 1 leverage:
Company	$509,412	8.18%	$248,974	4.00%	$311,217	5.00%
Bank	562,775	9.06	248,385	4.00	310,481	5.00
CET1 capital:
Company	492,120	9.43	365,311	7.00	339,217	6.50
Bank	562,775	10.82	364,191	7.00	338,177	6.50
Tier 1 capital:
Company	509,412	9.76	443,592	8.50	417,498	8.00
Bank	562,775	10.82	442,232	8.50	416,218	8.00
Total capital:
Company	632,860	12.13	547,966	10.50	521,872	10.00
Bank	611,691	11.76	546,286	10.50	520,272	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2023 to June 30, 2024. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending June 30, 2025, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(5,472)	$2,718	$5,189	$7,750
% Change	2.90%	1.44%	2.75%	4.11%

In the rising rate scenarios, the static model results indicate that net interest income is modeled to increase compared to the flat rate scenario over a one-year time frame. This is a combination of an increase across the entire deposit portfolio, which has decreased wholesale borrowings and the higher cost associated with the borrowings. This simulation does not consider balance sheet growth or a change in the balance sheet mix. As intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income should improve over the longer-term time frame. Model results in the declining rate scenario show a decreasing in net interest income due to a combination of increases in the yield curve, as well as increases in higher yield public and nonpublic deposits, which will reprice downward slower due to market deposit competition.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2024 and December 31, 2023 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2024 and December 31, 2023. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	June 30, 2024			December 31, 2023
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$675,993			$627,519
- 100 Basis Points	662,806	$(13,187)	-1.95%	616,940	$(10,579)	-1.69%
+100 Basis Points	680,589	4,596	0.68	626,463	(1,056)	-0.17
+ 200 Basis Points	680,804	4,811	0.71	628,434	915	0.15
+ 300 Basis Points	681,135	5,142	0.76	628,229	710	0.11

The increase in the Pre-Shock Scenario EVE at June 30, 2024 compared to December 31, 2023 is the result of a combination of increased cash at the federal reserve and the continued effort to grow the Bank’s deposits, which also improved the valuation of the deposits. The sensitivity in the -100-basis point Rate Shock Scenario to EVE grows more negative at June 30, 2024 compared to December 31, 2023. This is a result from the continued deposit mix shift from non-maturity, non-public to time, reciprocal, and municipal deposits. As a result, the shift in mix of deposits becomes less valuable when rates shock downward, most notably in the money market accounts and time deposits in comparison to December 31, 2023, driving slightly more sensitive.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Court of Common Please denied our aforementioned motions to compel discovery and for re-consideration. The parties are in the process of completing the remaining discovery. During the July 11, 2024 pretrial conference, the Court instructed the parties to engage in further settlement of non-binding mediation discussions and set a September 11, 2024 deadline to file motions in limine and a bench trial to commence on May 5, 2025.

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

ITEM 1A. Risk Factors

During the quarter ended June 30, 2024, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In June 2022, the Company’s Board of Directors authorized a share repurchase program for up to 766,447 shares of common stock. The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the second quarter of 2024 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 – April 30, 2024	—	$—	—	766,447
May 1, 2024 – May 31, 2024	—	—	—	766,447
June 1, 2024 – June 30, 2024	206	17.41	—	766,447
Total	206	$17.41	—	766,447

(1) This column reflects shares of common stock deemed surrendered to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

ITEM 5. Other Information

During the second quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, August 5, 2024
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	, August 5, 2024
W. Jack Plants II
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sandra L. Byers	, August 5, 2024
Sandra L. Byers
Senior Vice President and Controller
(Principal Accounting Officer)