Form 10-Q
period 2024-09-30
FINANCIAL INSTITUTIONS INC
filed 2024-11-04
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The registrant had 15,474,314 shares of Common Stock, $0.01 par value, outstanding as of October 31, 2024.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$249,569	$124,442
Securities available for sale, at fair value (amortized cost of $1,011,849 and $1,037,990, respectively)	886,816	887,730
Securities held to maturity, at amortized cost (net of allowance for credit losses of $3 and $4, respectively) (fair value of $112,613 and $137,030, respectively)	121,279	148,156
Loans held for sale	2,495	1,370
Loans (net of allowance for credit losses of $44,678 and $51,082, respectively)	4,358,311	4,411,057
Company owned life insurance	165,424	161,363
Premises and equipment, net	40,788	39,902
Goodwill and other intangible assets, net	60,867	72,504
Other assets	270,768	314,357
Total assets	$6,156,317	$6,160,881
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$978,660	$1,010,614
Interest-bearing demand	793,996	713,158
Savings and money market	2,027,181	2,084,444
Time deposits	1,506,764	1,404,696
Total deposits	5,306,601	5,212,912
Short-term borrowings	55,000	185,000
Long-term borrowings, net of issuance costs of $235 and $468, respectively	124,765	124,532
Other liabilities	169,609	183,641
Total liabilities	5,655,975	5,706,085
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,486 shares issued	17,149	17,149
Total preferred equity	17,292	17,292
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,099,556 shares issued	161	161
Additional paid-in capital	125,112	125,841
Retained earnings	477,861	451,687
Accumulated other comprehensive loss	(102,029)	(119,941)
Treasury stock, at cost – 625,242 and 692,150 shares, respectively	(18,055)	(20,244)
Total shareholders’ equity	500,342	454,796
Total liabilities and shareholders’ equity	$6,156,317	$6,160,881

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$71,218	$68,273	$212,227	$189,423
Interest and dividends on investment securities	6,086	5,703	18,582	17,637
Other interest income	607	724	4,303	2,526
Total interest income	77,911	74,700	235,112	209,586
Interest expense:
Deposits	34,803	29,217	105,114	72,565
Short-term borrowings	858	2,235	3,345	6,596
Long-term borrowings	1,569	1,571	4,697	4,596
Total interest expense	37,230	33,023	113,156	83,757
Net interest income	40,681	41,677	121,956	125,829
Provision (benefit) for credit losses	3,104	966	(311)	8,410
Net interest income after provision (benefit) for credit losses	37,577	40,711	122,267	117,419
Noninterest income:
Service charges on deposits	1,103	1,207	3,159	3,457
Insurance income	3	1,678	2,141	5,093
Card interchange income	1,900	2,094	5,810	6,140
Investment advisory	2,797	2,544	8,158	8,286
Company owned life insurance	1,404	1,027	4,062	2,974
Investments in limited partnerships	400	391	1,545	1,111
Loan servicing	88	135	421	395
Income from derivative instruments, net	212	219	763	1,418
Net gain on sale of loans held for sale	220	115	432	349
Net gain (loss) on other assets	138	(1)	13,633	31
Net loss on tax credit investments	(170)	(333)	(139)	(45)
Other	1,345	1,410	4,370	3,667
Total noninterest income	9,440	10,486	44,355	32,876
Noninterest expense:
Salaries and employee benefits	15,879	18,160	48,967	54,047
Occupancy and equipment	3,370	3,791	10,570	11,059
Professional services	1,965	1,076	6,131	3,844
Computer and data processing	5,353	5,107	16,081	14,548
Supplies and postage	519	455	1,431	1,418
FDIC assessments	1,092	1,232	3,733	3,586
Advertising and promotions	371	744	1,108	1,556
Amortization of intangibles	112	225	443	689
Restructuring recoveries	—	(55)	—	(74)
Deposit-related charged-off items	410	188	19,987	978
Other	3,398	3,812	11,051	10,527
Total noninterest expense	32,469	34,735	119,502	102,178
Income before income taxes	14,548	16,462	47,120	48,117
Income tax expense	1,082	2,440	5,955	7,633
Net income	$13,466	$14,022	$41,165	$40,484
Preferred stock dividends	365	365	1,094	1,094
Net income available to common shareholders	$13,101	$13,657	$40,071	$39,390
Earnings per common share (Note 2):
Basic	$0.85	$0.89	$2.60	$2.56
Diluted	$0.84	$0.88	$2.57	$2.55
Cash dividends declared per common share	$0.30	$0.30	$0.90	$0.90

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$13,466	$14,022	$41,165	$40,484
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	25,430	(27,445)	18,795	(25,459)
Hedging derivative instruments	(1,851)	385	(1,381)	1,126
Pension and post-retirement obligations	166	143	498	431
Total other comprehensive income (loss), net of tax	23,745	(26,917)	17,912	(23,902)
Comprehensive income (loss)	$37,211	$(12,895)	$59,077	$16,582

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and nine months ended September 30, 2024 and 2023

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2023	$17,292	$161	$125,841	$451,687	$(119,941)	$(20,244)	$454,796
Comprehensive (loss) income:
Net income	—	—	—	2,070	—	—	2,070
Other comprehensive income, net of tax	—	—	—	—	(6,323)	—	(6,323)
Purchases of common stock for treasury	—	—	—	—	—	(393)	(393)
Share-based compensation plans:
Share-based compensation	—	—	569	—	—	—	569
Restricted stock units released	—	—	(1,783)	—	—	1,783	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.30 per share	—	—	—	(4,620)	—	—	(4,620)
Balance at March 31, 2024	$17,292	$161	$124,627	$448,772	$(126,264)	$(18,854)	$445,734
Comprehensive income (loss):
Net income	—	—	—	25,629	—	—	25,629
Other comprehensive loss, net of tax	—	—	—	—	490	—	490
Purchases of common stock for treasury	—	—	—	—	—	(3)	(3)
Share-based compensation plans:
Share-based compensation	—	—	746	—	—	—	746
Restricted stock units released	—	—	(15)	—	—	15	—
Restricted stock awards issued	—	—	(607)	—	—	607	—
Stock awards			(47)			120	73
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.30 per share	—	—	—	(4,638)	—	—	(4,638)
Balance at June 30, 2024	$17,292	$161	$124,704	$469,399	$(125,774)	$(18,115)	$467,667
Comprehensive income (loss):
Net income	—	—	—	13,466	—	—	13,466
Other comprehensive loss, net of tax	—	—	—	—	23,745	—	23,745
Purchases of common stock for treasury	—	—	—	—	—	(26)	(26)
Share-based compensation plans:
Share-based compensation	—	—	494	—	—	—	494
Restricted stock units released	—	—	(86)	—	—	86	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.30 per share	—	—	—	(4,639)	—	—	(4,639)
Balance at September 30, 2024	$17,292	$161	$125,112	$477,861	$(102,029)	$(18,055)	$500,342

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three and nine months ended September 30, 2024 and 2023

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2022	$17,292	$161	$126,636	$421,340	$(137,487)	$(22,337)	$405,605
Comprehensive income (loss):
Net income	—	—	—	12,089	—	—	12,089
Other comprehensive income (loss), net of tax	—	—	—	—	10,115	—	10,115
Purchases of common stock for treasury	—	—	—	—	—	(561)	(561)
Share-based compensation plans:
Share-based compensation	—	—	551	—	—	—	551
Restricted stock units released	—	—	(1,711)	—	—	1,711	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.30 per share	—	—	—	(4,611)	—	—	(4,611)
Balance at March 31, 2023	$17,292	$161	$125,476	$428,453	$(127,372)	$(21,187)	$422,823
Comprehensive income (loss):
Net income	—	—	—	14,373	—	—	14,373
Other comprehensive loss, net of tax	—	—	—	—	(7,100)	—	(7,100)
Purchases of common stock for treasury	—	—	—	—	—	(2)	(2)
Share-based compensation plans:
Share-based compensation	—	—	657	—	—	—	657
Restricted stock awards released	—	—	(9)	—	—	9	—
Restricted stock awards issued	—	—	(590)	—	—	590	—
Stock awards	—	—	(77)	—	—	174	97
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.30 per share	—	—	—	(4,611)	—	—	(4,611)
Balance at June 30, 2023	$17,292	$161	$125,457	$437,851	$(134,472)	$(20,416)	$425,873
Comprehensive income (loss):
Net income	—	—	—	14,022	—	—	14,022
Other comprehensive loss, net of tax	—	—	—	—	(26,917)	—	(26,917)
Share-based compensation plans:
Share-based compensation	—	—	721	—	—	—	721
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.30 per share	—	—	—	(4,618)	—	—	(4,618)
Balance at September 30, 2023	$17,292	$161	$126,178	$446,890	$(161,389)	$(20,416)	$408,716

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$41,165	$40,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,719	6,080
Net amortization (accretion) of premiums (discounts) on securities	2,014	(2,681)
(Benefit) provision for credit losses	(311)	8,410
Share-based compensation	1,809	1,929
Deferred income tax expense (benefit)	1,094	(486)
Proceeds from sale of loans held for sale	34,491	12,983
Originations of loans held for sale	(35,184)	(13,957)
Income on company owned life insurance	(4,062)	(2,974)
Net gain on sale of loans held for sale	(432)	(349)
Net gain on sale of assets of subsidiary	(13,658)	—
Net loss (gain) on other assets	25	(31)
Non-cash restructuring recoveries against assets	—	(74)
Decrease (increase) in other assets	31,113	(26,976)
(Decrease) increase in other liabilities	(13,672)	36,205
Net cash provided by operating activities	50,111	58,563
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(131,401)	—
Held to maturity	(1,059)	(1,638)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale securities	155,734	68,317
Held to maturity	27,772	36,702
Net decrease (increase) in loans	53,242	(385,040)
Net proceeds from company owned life insurance	1	255
Proceeds from sale of assets of subsidiary	27,000	—
Purchases of premises and equipment	(4,571)	(1,739)
Net cash provided by (used in) investing activities	126,718	(283,143)
Cash flows from financing activities:
Net increase in deposits	93,689	386,549
Net decrease in short-term borrowings	(130,000)	(135,000)
Proceeds from long-term borrowings	—	50,000
Purchases of common stock for treasury	(422)	(563)
Cash dividends paid to common and preferred shareholders	(14,969)	(14,761)
Net cash (used in) provided by financing activities	(51,702)	286,225
Net increase in cash and cash equivalents	125,127	61,645
Cash and cash equivalents, beginning of period	124,442	130,466
Cash and cash equivalents, end of period	$249,569	$192,111

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Company provides diversified financial services through its subsidiaries, Five Star Bank (the “Bank”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly owned New York chartered banking subsidiary, the Bank. The Bank also has commercial loan production offices in Ellicott City (Baltimore), Maryland and Syracuse, New York, and indirect lending network relationships with franchised automobile dealers in the Capital District of New York. Effective January 1, 2024, the Company exited the Pennsylvania automobile market to align our focus more fully around its core Upstate New York market. Courier Capital provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. The Company’s Banking-as-a-Service (“BaaS”) business has offered banking capabilities to non-bank financial service providers and other financial technology firms, or FinTechs, allowing them to provide banking services to their end users. On September 16, 2024, the Company issued a press release announcing its intent to begin an orderly wind down of its BaaS offerings, following a careful review by the Company’s executive management and Board of Directors undertaken in conjunction with its annual strategic planning process.

On April 1, 2024, the Company announced and closed the sale of the assets of its former subsidiary SDN Insurance Agency, LLC (“SDN”), which provided a broad range of insurance services to personal and business clients, to NFP Property & Casualty Services, Inc., a subsidiary of NFP Corp. The sale generated $27 million in proceeds, or a pre-tax gain of $13.7 million, after selling costs, which was recorded to net gain (loss) on other assets on the Company’s statement of income. The all-cash transaction value represented approximately four times our 2023 insurance revenue. Following the sale of the assets of SDN, the Company changed the name of the entity to Five Star Advisors LLC and expects to utilize it to serve as a conduit to refer insurance business to NFP.

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

Cash Flow Reporting

Supplemental cash flow information is summarized as follows for the nine months ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Supplemental information:
Cash paid for interest	$121,197	$95,913
Cash paid for income taxes	3,526	6,298
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	181	163
Accrued and declared unpaid dividends	5,004	4,983

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fraudulent Activity

In early March 2024, the Company experienced charge-offs associated with fraudulent activity pertaining to deposit transactions conducted over the course of several business days by an in-market business customer of the Bank, which resulted in an $18.2 million pre-tax loss for the nine months ended September 30, 2024. The fraud exposure arose from non-contractual, external fraud, and was treated as an operational loss, recorded in deposit-related charged-off items, in noninterest expense for the first quarter of 2024, with a small recovery of $143 thousand being recorded for the second quarter of 2024.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income available to common shareholders	$13,101	$13,657	$40,071	$39,390
Weighted average common shares outstanding:
Total shares issued	16,100	16,100	16,100	16,100
Unvested restricted stock awards	(10)	(11)	(10)	(8)
Treasury shares	(626)	(698)	(653)	(721)
Total basic weighted average common shares outstanding	15,464	15,391	15,437	15,371
Incremental shares from assumed:
Vesting of restricted stock awards	172	71	145	72
Total diluted weighted average common shares outstanding	15,636	15,462	15,582	15,443
Basic earnings per common share	$0.85	$0.89	$2.60	$2.56
Diluted earnings per common share	$0.84	$0.88	$2.57	$2.55

For the three and nine months ended September 30, 2024 and 2023, no average shares were excluded from the computation of diluted EPS because the effect would be antidilutive.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2024
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$24,535	$—	$1,947	$22,588
Mortgage-backed securities:
Federal National Mortgage Association	421,611	4	49,964	371,651
Federal Home Loan Mortgage Corporation	374,630	549	50,573	324,606
Government National Mortgage Association	120,796	221	19,415	101,602
Collateralized mortgage obligations:
Federal National Mortgage Association	10,131	—	1,927	8,204
Federal Home Loan Mortgage Corporation	37,123	562	3,607	34,078
Government National Mortgage Association	14,367	631	—	14,998
Privately issued	—	382	—	382
Total mortgage-backed securities	978,658	2,349	125,486	855,521
Other debt securities	8,656	51	—	8,707
Total available for sale securities	$1,011,849	$2,400	$127,433	$886,816
Securities held to maturity:
U.S. Government agency and government sponsored enterprises	$16,626	$—	$213	$16,413
State and political subdivisions	48,472	17	4,284	44,205
Mortgage-backed securities:
Federal National Mortgage Association	5,284	—	379	4,905
Federal Home Loan Mortgage Corporation	7,407	—	1,086	6,321
Government National Mortgage Association	18,810	—	1,440	17,370
Collateralized mortgage obligations:
Federal National Mortgage Association	9,556	—	538	9,018
Federal Home Loan Mortgage Corporation	11,971	—	561	11,410
Government National Mortgage Association	3,156	—	185	2,971
Total mortgage-backed securities	56,184	—	4,189	51,995
Total held to maturity securities	121,282	$17	$8,686	$112,613
Allowance for credit losses – securities	(3)
Total held to maturity securities, net	$121,279
December 31, 2023
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$24,535	$—	$2,724	$21,811
Mortgage-backed securities:
Federal National Mortgage Association	449,418	—	61,219	388,199
Federal Home Loan Mortgage Corporation	402,399	488	59,665	343,222
Government National Mortgage Association	126,417	252	21,409	105,260
Collateralized mortgage obligations:
Federal National Mortgage Association	10,954	—	2,343	8,611
Federal Home Loan Mortgage Corporation	19,766	—	4,186	15,580
Government National Mortgage Association	4,501	221	—	4,722
Privately issued	—	325	—	325
Total mortgage-backed securities	1,013,455	1,286	148,822	865,919
Total available for sale securities	$1,037,990	$1,286	$151,546	$887,730

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2023 (continued)
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$16,513	$—	$530	$15,983
State and political subdivisions	68,854	34	5,106	63,782
Mortgage-backed securities:
Federal National Mortgage Association	5,729	—	467	5,262
Federal Home Loan Mortgage Corporation	7,648	—	1,269	6,379
Government National Mortgage Association	20,223	—	1,703	18,520
Collateralized mortgage obligations:
Federal National Mortgage Association	11,432	—	851	10,581
Federal Home Loan Mortgage Corporation	14,196	—	968	13,228
Government National Mortgage Association	3,565	—	270	3,295
Total mortgage-backed securities	62,793	—	5,528	57,265
Total held to maturity securities	148,160	$34	$11,164	$137,030
Allowance for credit losses – securities	(4)
Total held to maturity securities, net	$148,156

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $2.1 million as of both September 30, 2024 and December 31, 2023. For held to maturity (“HTM”) debt securities, AIR totaled $719 thousand and $571 thousand as of September 30, 2024 and December 31, 2023, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three months ended September 30, 2024 and 2023, the provision for credit losses for HTM investment securities was less than $1 thousand in each period. The provision for credit losses for HTM investment securities was $1 thousand in the nine months ended September 30, 2024 and 2023.

Investment securities with a total fair value of $862.3 million and $845.2 million at September 30, 2024 and December 31, 2023, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities available for sale for the nine months ended September 30, 2024 and 2023.

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2024 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$16	$16
Due from one to five years	91,628	85,664
Due after five years through ten years	87,217	80,109
Due after ten years	832,988	721,027
Total available for sale securities	$1,011,849	$886,816
Debt securities held to maturity:
Due in one year or less	$18,896	$18,771
Due from one to five years	21,975	21,257
Due after five years through ten years	22,940	21,487
Due after ten years	57,471	51,098
Total held to maturity securities	$121,282	$112,613

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2024
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$22,588	$1,947	$22,588	$1,947
Mortgage-backed securities:
Federal National Mortgage Association	—	—	371,447	49,964	371,447	49,964
Federal Home Loan Mortgage Corporation	—	—	301,234	50,573	301,234	50,573
Government National Mortgage Association	15	—	86,117	19,415	86,132	19,415
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	8,204	1,927	8,204	1,927
Federal Home Loan Mortgage Corporation	—	—	15,010	3,607	15,010	3,607
Total mortgage-backed securities	15	—	782,012	125,486	782,027	125,486
Total available for sale securities	15	—	804,600	127,433	804,615	127,433
Other debt securities	—	—	—	—	—	—
Total AFS debt securities with unrealized losses	$15	$—	$804,600	$127,433	$804,615	$127,433

December 31, 2023
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$21,811	$2,724	$21,811	$2,724
Mortgage-backed securities:
Federal National Mortgage Association	8	—	388,191	61,219	388,199	61,219
Federal Home Loan Mortgage Corporation	—	—	314,854	59,665	314,854	59,665
Government National Mortgage Association	—	—	86,475	21,409	86,475	21,409
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	8,611	2,343	8,611	2,343
Federal Home Loan Mortgage Corporation	—	—	15,580	4,186	15,580	4,186
Total mortgage-backed securities	8	—	813,711	148,822	813,719	148,822
Total available for sale securities	8	—	835,522	151,546	835,530	151,546
Total AFS debt securities with unrealized losses	$8	$—	$835,522	$151,546	$835,530	$151,546

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

The total number of AFS securities’ positions in the investment portfolio in an unrealized loss position was 185 at September 30, 2024 and 201 at December 31, 2023, respectively. At September 30, 2024, the Company had a position in 183 investment securities with a fair value of $804.6 million and a total unrealized loss of $127.4 million that had been in a continuous unrealized loss position for more than 12 months. At September 30, 2024, there were a total of two securities’ positions in the Company’s investment portfolio with a fair value of $15 thousand and a total unrealized loss of less than $1 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2023, the Company had a position in 198 investment securities with a fair value of $835.5 million and a total unrealized loss of $151.5 million that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2023, there were a total of three securities’ positions in the Company’s investment portfolio with a fair value of $8 thousand and a total unrealized loss of less than $1 thousand that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of September 30, 2024 and December 31, 2023, no allowance for credit losses had been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company expects to recover the amortized cost basis of its investments and more than likely will not need to sell before the recovery period for operating purposes, with no impairment identified. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of September 30, 2024, $45.3 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $3.2 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2023, $64.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $4.2 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and no municipal bonds were rated below investment grade.

As of September 30, 2024 and December 31, 2023, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
September 30, 2024
Commercial business	$653,921	$598	$654,519
Commercial mortgage - construction	535,124	(1,618)	533,506
Commercial mortgage - multifamily	468,064	(537)	467,527
Commercial mortgage - non-owner occupied	815,369	(977)	814,392
Commercial mortgage - owner occupied	290,221	(5)	290,216
Residential real estate loans	636,870	11,371	648,241
Residential real estate lines	72,926	3,277	76,203
Consumer indirect	846,903	27,748	874,651
Other consumer	43,803	(69)	43,734
Total	$4,363,201	$39,788	4,402,989
Allowance for credit losses – loans			(44,678)
Total loans, net			$4,358,311
December 31, 2023
Commercial business	$734,947	$753	$735,700
Commercial mortgage - construction	495,198	(2,195)	493,003
Commercial mortgage - multifamily	452,778	(623)	452,155
Commercial mortgage - non-owner occupied	789,631	(1,116)	788,515
Commercial mortgage - owner occupied	271,662	(16)	271,646
Residential real estate loans	637,173	12,649	649,822
Residential real estate lines	73,972	3,395	77,367
Consumer indirect	915,723	33,108	948,831
Other consumer	45,167	(67)	45,100
Total	$4,416,251	$45,888	4,462,139
Allowance for credit losses – loans			(51,082)
Total loans, net			$4,411,057

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $2.5 million and $1.4 million as of September 30, 2024 and December 31, 2023, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $276.8 million and $269.4 million as of September 30, 2024 and December 31, 2023, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of both September 30, 2024, and December 31, 2023, AIR for loans totaled $20.8 million and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no specific allowance
September 30, 2024
Commercial business	$7	$6,500	$8	$6,515	$5,752	$641,654	$653,921	$332
Commercial mortgage - construction	52	—	—	52	20,280	514,792	535,124	20,280
Commercial mortgage - multifamily	—	—	—	—	71	467,993	468,064	71
Commercial mortgage - non-owner occupied	334	—	—	334	4,903	810,132	815,369	4,582
Commercial mortgage - owner occupied	—	—	—	—	366	289,855	290,221	366
Residential real estate loans	2,356	—	—	2,356	5,790	628,724	636,870	5,790
Residential real estate lines	81	49	—	130	232	72,564	72,926	232
Consumer indirect	7,284	1,998	—	9,282	3,291	834,330	846,903	3,291
Other consumer	236	11	35	282	14	43,507	43,803	14
Total loans, gross	$10,350	$8,558	$43	$18,951	$40,699	$4,303,551	$4,363,201	$34,958
December 31, 2023
Commercial business	$341	$—	$—	$341	$5,664	$728,942	$734,947	$341
Commercial mortgage - construction	—	727	—	727	5,320	489,151	495,198	5,320
Commercial mortgage - multifamily	4,036	—	—	4,036	189	448,553	452,778	189
Commercial mortgage - non-owner occupied	338	—	—	338	4,651	784,642	789,631	4,651
Commercial mortgage - owner occupied	1,526	—	—	1,526	403	269,733	271,662	403
Residential real estate loans	2,614	80	—	2,694	6,364	628,115	637,173	6,364
Residential real estate lines	163	20	—	183	221	73,568	73,972	221
Consumer indirect	16,128	3,204	—	19,332	3,814	892,577	915,723	3,814
Other consumer	122	27	21	170	13	44,984	45,167	13
Total loans, gross	$25,268	$4,058	$21	$29,347	$26,639	$4,360,265	$4,416,251	$21,316

There were $35 thousand and $21 thousand in consumer overdrafts which were past due greater than 90 days as of September 30, 2024 and December 31, 2023. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the nine months ended September 30, 2024 and 2023. Estimated interest income of $519 thousand and $437 thousand for the nine months ended September 30, 2024 and 2023, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

Loan Modifications for Borrowers Experiencing Financial Difficulty

Loans may be modified when it is determined that a borrower is experiencing financial difficulty. Loan modifications may include principal forgiveness, interest rate reduction, an other-than-insignificant payment delay, and term extensions, or a combination of these concessions.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted as of September 30, 2024 (in thousands):

	Term Extension
	Amortized Cost Basis	% of Total Loans
Loan Type
Commercial business	$—	0.0%
Commercial mortgage - construction	—	0.0%
Commercial mortgage - multifamily	—	0.0%
Commercial mortgage - non-owner occupied	—	0.0%
Commercial mortgage - owner occupied	—	0.0%
Residential real estate loans	1,736	0.1%
Residential real estate lines	—	0.0%
Consumer indirect	—	0.0%
Other consumer	—	0.0%
Total	$1,736	0.1%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.0 years to the life of the loan, which reduced the monthly payment amount for the borrower.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the nine months ended September 30, 2024 (in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Commercial business	$—	$—	$—
Commercial mortgage - construction	—	—	—
Commercial mortgage - multifamily	—	—	—
Commercial mortgage - non-owner occupied	—	—	—
Commercial mortgage - owner occupied	—	—	—
Residential real estate loans	1,196	386	154
Residential real estate lines	—	—	—
Consumer indirect	—	—	—
Other consumer	—	—	—
Total	$1,196	$386	$154

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured when a borrower is experiencing financial difficulty, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of September 30, 2024 and December 31, 2023 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
September 30, 2024
Commercial business	$6,939	$5,000	$11,939	$2,321
Commercial mortgage - construction	—	29,812	29,812	—
Commercial mortgage - multifamily	—	70	70	—
Commercial mortgage - non-owner occupied	—	17,788	17,788	24
Commercial mortgage - owner occupied	—	745	745	—
Total	$6,939	$53,415	$60,354	$2,345

December 31, 2023
Commercial business	$8,698	$5,000	$13,698	$2,198
Commercial mortgage - construction	—	14,939	14,939	—
Commercial mortgage - multifamily	—	6,164	6,164	559
Commercial mortgage - non-owner occupied	—	4,651	4,651	—
Commercial mortgage - owner occupied	—	821	821	—
Total	$8,698	$31,575	$40,273	$2,757

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2024
Commercial Business:
Uncriticized	$79,428	$85,801	$76,264	$46,767	$33,608	$20,535	$277,164	$—	$619,567
Special mention	95	5,487	319	2,261	3	1,843	8,931	—	18,939
Substandard	15	1,077	21	72	22	200	9,093	—	10,500
Doubtful	—	—	5,039	—	—	265	209	—	5,513
Total Commercial Business loans	$79,538	$92,365	$81,643	$49,100	$33,633	$22,843	$295,397	$—	$654,519
Current period gross write-offs	$—	$5	$—	$20	$—	$85	$—	$—	$110

Commercial Mortgage - Construction
Uncriticized	$25,209	$156,803	$307,613	$3,996	$346	$6,683	$—	$—	$500,650
Special mention	—	—	723	2,269	—	—	—	—	2,992
Substandard	—	—	—	—	—	9,583	—	—	9,583
Doubtful	—	820	—	19,461	—	—	—	—	20,281
Total Commercial Mortgage - Construction	$25,209	$157,623	$308,336	$25,726	$346	$16,266	$—	$—	$533,506
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Mortgage - Multifamily
Uncriticized	$16,393	$106,024	$46,205	$145,511	$65,848	$70,012	$—	$—	$449,993
Special mention	—	—	3,778	—	6,825	5,721	—	—	16,324
Substandard	—	—	—	—	472	667	—	—	1,139
Doubtful	—	71	—	—	—	—	—	—	71
Total Commercial Mortgage - Multifamily	$16,393	$106,095	$49,983	$145,511	$73,145	$76,400	$—	$—	$467,527
Current period gross write-offs	$—	$—	$—	$13	$—	$—	$—	$—	$13

Commercial Mortgage - Non-Owner Occupied
Uncriticized	$33,926	$68,164	$241,192	$101,858	$83,380	$255,321	$—	$—	$783,841
Special mention	—	—	—	4,726	—	7,824	—	—	12,550
Substandard	—	12,885	—	210	—	3	—	—	13,098
Doubtful	—	—	321	—	—	4,582	—	—	4,903
Total Commercial Mortgage - Non-Owner Occupied	$33,926	$81,049	$241,513	$106,794	$83,380	$267,730	$—	$—	$814,392
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Mortgage - Owner Occupied
Uncriticized	$59,047	$43,501	$50,565	$34,492	$43,908	$55,723	$—	$—	$287,236
Special mention	—	—	454	—	318	1,228	—	—	2,000
Substandard	—	—	224	—	379	12	—	—	615
Doubtful	—	—	—	—	—	365	—	—	365
Total Commercial Mortgage - Owner Occupied	$59,047	$43,501	$51,243	$34,492	$44,605	$57,328	$—	$—	$290,216
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Commercial Business
Uncriticized	$111,035	$124,572	$77,079	$49,531	$21,971	$64,648	$257,585	$—	$706,421
Special mention	7,532	—	2,400	—	114	—	2,442	—	12,488
Substandard	1,609	11	81	—	—	888	8,532	—	11,121
Doubtful	—	5,097	—	—	14	397	162	—	5,670
Total Commercial Business	$120,176	$129,680	$79,560	$49,531	$22,099	$65,933	$268,721	$—	$735,700
Current period gross write-offs	$—	$5	$3	$31	$8	$235	$—	$—	$282

Commercial Mortgage - Construction
Uncriticized	$115,475	$269,461	$59,147	$9,352	$7,447	$225	$—	$—	$461,107
Special mention	—	—	16,895	—	—	—	—	—	16,895
Substandard	—	—	—	—	—	9,681	—	—	9,681
Doubtful	1,320	—	4,000	—	—	—	—	—	5,320
Total Commercial Mortgage - Construction	$116,795	$269,461	$80,042	$9,352	$7,447	$9,906	$—	$—	$493,003
Current period gross write-offs	$980	$—	$—	$—	$—	$—	$—	$—	$980

Commercial Mortgage - Multifamily
Uncriticized	$111,622	$53,495	$128,605	$68,029	$23,359	$51,476	$—	$—	$436,586
Special mention	—	494	241	6,825	119	—	—	—	7,679
Substandard	—	—	—	499	—	7,215	—	—	7,714
Doubtful	77	—	83	14	—	2	—	—	176
Total Commercial Mortgage - Multifamily	$111,699	$53,989	$128,929	$75,367	$23,478	$58,693	$—	$—	$452,155
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Mortgage - Non-Owner Occupied
Uncriticized	$78,053	$212,188	$103,894	$83,714	$93,645	$197,915	$—	$—	$769,409
Special mention	—	—	—	2,157	—	11,355	—	—	13,512
Substandard	—	338	212	—	—	379	—	—	929
Doubtful	—	—	15	—	67	4,583	—	—	4,665
Total Commercial Mortgage - Non-Owner Occupied	$78,053	$212,526	$104,121	$85,871	$93,712	$214,232	$—	$—	$788,515
Current period gross write-offs	$—	$—	$—	$14	$—	$—	$—	$—	$14

Commercial Mortgage - Owner Occupied
Uncriticized	$45,220	$68,542	$37,270	$48,118	$26,571	$45,087	$—	$—	$270,808
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	419	—	16	—	—	435
Doubtful	—	—	—	—	—	403	—	—	403
Total Commercial Mortgage - Owner Occupied	$45,220	$68,542	$37,270	$48,537	$26,571	$45,506	$—	$—	$271,646
Current period gross write-offs	$—	$—	$—	$—	$—	$18	$—	$—	$18

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2024
Residential Real Estate Loans
Performing	$36,246	$113,089	$76,412	$76,403	$102,516	$237,785	$—	$—	$642,451
Non-performing	—	396	529	806	1,264	2,795	—	—	5,790
Total Residential Real Estate Loans	$36,246	$113,485	$76,941	$77,209	$103,780	$240,580	$—	$—	$648,241
Current period gross write-offs	$—	$—	$—	$—	$—	$109	$—	$—	$109

Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$71,630	$4,341	$75,971
Non-performing	—	—	—	—	—	—	51	181	232
Total Residential Real Estate Lines	$—	$—	$—	$—	$—	$—	$71,681	$4,522	$76,203
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Indirect
Performing	$170,455	$200,312	$260,279	$168,344	$50,062	$21,908	$—	$—	$871,360
Non-performing	147	592	983	981	402	186	—	—	3,291
Total Consumer Indirect Loans	$170,602	$200,904	$261,262	$169,325	$50,464	$22,094	$—	$—	$874,651
Current period gross write-offs	$100	$3,585	$4,553	$3,475	$1,352	$1,308	$—	$—	$14,373

Other Consumer
Performing	$6,489	$30,578	$2,641	$872	$413	$259	$2,433	$—	$43,685
Non-performing	4	2	—	—	—	7	36	—	49
Total Other Consumer Loans	$6,493	$30,580	$2,641	$872	$413	$266	$2,469	$—	$43,734
Current period gross write-offs	$428	$79	$118	$25	$25	$4	$88	$—	$767

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Residential Real Estate Loans
Performing	$112,704	$80,117	$80,323	$109,601	$70,325	$190,388	$—	$—	$643,458
Non-performing	—	384	1,190	1,354	1,137	2,299	—	—	6,364
Total	$112,704	$80,501	$81,513	$110,955	$71,462	$192,687	$—	$—	$649,822
Current period gross write-offs	$—	$—	$—	$—	$32	$95	$—	$—	$127

Residential Real Estate Lines
Performing	$—	$—	$—	$—	$—	$—	$72,128	$5,018	$77,146
Non-performing	—	—	—	—	—	—	55	166	221
Total	$—	$—	$—	$—	$—	$—	$72,183	$5,184	$77,367
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$28	$13	$41

Consumer Indirect
Performing	$247,194	$336,369	$232,891	$78,652	$31,091	$18,820	$—	$—	$945,017
Non-performing	724	1,083	1,273	380	224	130	—	—	3,814
Total	$247,918	$337,452	$234,164	$79,032	$31,315	$18,950	$—	$—	$948,831
Current period gross write-offs	$1,371	$6,279	$5,845	$1,787	$1,282	$1,459	$—	$—	$18,023

Other Consumer
Performing	$35,483	$3,990	$1,424	$949	$217	$256	$2,747	$—	$45,066
Non-performing	13	—	—	—	—	—	21	—	34
Total	$35,496	$3,990	$1,424	$949	$217	$256	$2,768	$—	$45,100
Current period gross write-offs	$902	$127	$105	$52	$31	$20	$47	$—	$1,284

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Allowance for Credit Losses – Loans

The following table sets forth the changes in the allowance for credit losses – loans for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2024
Allowance for credit losses – loans:
Beginning balance	$12,246	$3,746	$3,449	$6,052	$2,118	$4,211	$769	$10,842	$519	$43,952
Charge-offs	(40)	—	(13)	—	—	(2)	—	(4,410)	(187)	(4,652)
Recoveries	43	—	1	1	1	3	—	2,857	81	2,987
(Benefit) provision	(3,774)	1,656	(828)	1,425	2,081	(417)	64	2,057	127	2,391
Ending balance	$8,475	$5,402	$2,609	$7,478	$4,200	$3,795	$833	$11,346	$540	$44,678
Nine months ended September 30, 2024
Beginning balance	$13,102	$3,710	$4,009	$6,074	$2,065	$5,286	$764	$14,099	$1,973	$51,082
Charge-offs	(110)	—	(13)	—	—	(109)	—	(14,373)	(767)	(15,372)
Recoveries	143	—	—	3	4	10	—	9,003	301	9,464
(Benefit) provision	(4,660)	1,692	(1,387)	1,401	2,131	(1,392)	69	2,617	(967)	(496)
Ending balance	$8,475	$5,402	$2,609	$7,478	$4,200	$3,795	$833	$11,346	$540	$44,678

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2023
Allowance for credit losses – loans:
Beginning balance	$13,418	$3,868	$4,260	$6,407	$2,291	$4,646	$710	$13,306	$930	$49,836
Charge-offs	(146)	—	—	—	—	—	—	(4,848)	(344)	(5,338)
Recoveries	114	—	—	886	86	4	—	2,565	85	3,740
Provision	(600)	(255)	(43)	(1,081)	(142)	(791)	(173)	3,583	894	1,392
Ending balance	$12,786	$3,613	$4,217	$6,212	$2,235	$3,859	$537	$14,606	$1,565	$49,630
Nine months ended September 30, 2023
Beginning balance	12,585	2,657	3,409	6,237	2,109	3,301	608	14,238	269	45,413
Charge-offs	(263)	—	—	—	(18)	(102)	(41)	(12,477)	(1,064)	(13,965)
Recoveries	322	—	—	887	89	35	—	8,056	253	9,642
Provision (benefit)	142	956	808	(912)	55	625	(30)	4,789	2,107	8,540
Ending balance	$12,786	$3,613	$4,217	$6,212	$2,235	$3,859	$537	$14,606	$1,565	$49,630

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Risk Characteristics

Loans are pooled based on their homogeneous risk characteristics. The Company has divided its loan portfolio into segments, as the loans within each segment have similar characteristics related to loan purpose, tenor, amortization, repayment source, payment frequency, collateral and recourse.

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

Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, potentially resulting in higher losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral securing the loan. Economic events, including inflation, influencing the ability of the tenants to pay rent at these properties, or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties. Beginning in the third quarter of 2024, the Company further disaggregated the commercial mortgage loans into the following categories: construction, multifamily, non-owner occupied, and owner occupied based on the risk characteristics of the loans and the Company’s methodology for monitoring and assessing credit risk.

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		September 30,	December 31,
	Balance Sheet Location	2024	2023
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$39,342	$38,684
Accumulated amortization	Other assets	(8,511)	(7,160)
Net book value		$30,831	$31,524

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$33,192	$33,788

The weighted average remaining lease term for operating leases was 20.0 years at September 30, 2024 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.92%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LEASES (Continued)

The following table represents lease costs and other lease information:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Lease costs:
Operating lease costs	$775	$773	$2,327	$2,308
Variable lease costs (1)	139	113	334	324
Sublease income	(36)	(29)	(103)	(77)
Net lease costs	$878	$857	$2,558	$2,555

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$775	$769	$2,327	$2,212
Right of use assets obtained in exchange for new operating lease liabilities	$139	$932	$334	$2,167

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at September 30, 2024 (in thousands):

Twelve months ended September 30,
2024	$755
2025	2,927
2026	2,775
2027	2,748
2028	2,464
Thereafter	37,256
Total future minimum operating lease payments	48,925
Amounts representing interest	(15,733)
Present value of net future minimum operating lease payments	$33,192

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill totaled $58.1 million and $67.1 million as of September 30, 2024 and December 31, 2023, respectively. On April 1, 2024, the Company announced and closed on the sale of the assets of its wholly owned subsidiary, SDN. The sale resulted in a $9.0 million reduction in the carrying amount of goodwill.

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual goodwill impairment test as of October 1st. The Company did not identify an indication of goodwill impairment for any of its reporting units during the quarter ended September 30, 2024.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,042)	(2,042)
Net book value	$—	$—

Other intangibles:
Gross carrying amount	$7,243	$14,545
Accumulated amortization	(4,497)	(9,112)
Net book value	$2,746	$5,433

Amortization expense for total other intangible assets was $112 thousand and $443 thousand for the three and nine months ended September 30, 2024 and $225 thousand and $689 thousand for the three and nine months ended September 30, 2023. The reduction of the net book value in other intangible assets as of September 30, 2024, of $2.6 million was primarily the result of the sale of the assets of SDN.

As of September 30, 2024, the estimated amortization expense of other intangible assets for the remainder of 2024 and each of the next five years is as follows (in thousands):

2024 (remainder of year)	$109
2025	415
2026	379
2027	343
2028	308
2029	272
Thereafter	920
Total	$2,746

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of the dates indicated are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Other Assets:
Tax credit investments	$74,711	$68,253
Net deferred tax asset	41,468	48,733
Derivative instruments	35,853	43,506
Operating lease right of use assets	30,831	31,524
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	16,186	17,406
Accrued interest receivable	23,702	24,481
Other	48,017	80,454
Total other assets	$270,768	$314,357

	September 30,	December 31,
	2024	2023
Other Liabilities:
Collateral on derivative instruments	$28,330	$40,350
Derivative instruments	31,645	37,521
Operating lease right of use obligations	33,192	33,788
Accrued interest expense	27,453	19,412
Other	48,989	52,570
Total other liabilities	$169,609	$183,641

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

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows at September 30, 2024 (dollars in thousands):

Effective Date	Expiration Date	Notional Amount	Pay Fixed Rate
4/11/2022	4/11/2027	$50,000	0.787%
1/24/2023	1/24/2026	$30,000	3.669%
5/5/2023	5/5/2026	$25,000	3.4615%

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $1.7 million in accumulated other comprehensive loss related to derivatives will be reclassified as an increase to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of September 30, 2024 and December 31, 2023 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount			Fair value			Fair value
	September 30, 2024	December 31, 2023	Balance sheet line item	September 30, 2024	December 31, 2023	Balance sheet line item	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Cash flow hedges	$105,000	$105,000	Other assets	$4,097	$5,939	Other liabilities	$31	$—
Total derivatives	$105,000	$105,000		$4,097	$5,939		$31	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	$1,130,680	$1,104,804	Other assets	$31,597	$37,517	Other liabilities	$31,600	$37,519
Credit contracts	81,878	81,211	Other assets	—	—	Other liabilities	—	—
Mortgage banking	16,376	5,292	Other assets	159	50	Other liabilities	14	2
Total derivatives	$1,228,934	$1,191,307		$31,756	$37,567		$31,614	$37,521

(1)
The Company was holding collateral of $28.3 million and $40.4 million against its net obligations under these contracts at September 30, 2024 and December 31, 2023, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended September 30,		Nine months ended September 30,
Undesignated derivatives	recognized in income	2024	2023	2024	2023
Interest rate swaps	Income from derivative instruments, net	$212	$93	$661	$1,219
Credit contracts	Income from derivative instruments, net	—	58	5	109
Mortgage banking	Income from derivative instruments, net	—	68	97	90
Total undesignated		$212	$219	$763	$1,418

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and nine months ended September 30, 2024 and 2023:

	Outstanding	Treasury	Issued
2024
Shares at December 31, 2023	15,407,406	692,150	16,099,556
Restricted stock units released	60,989	(60,989)	—
Treasury stock purchases	(21,446)	21,446	—
Shares at March 31, 2024	15,446,949	652,607	16,099,556
Restricted stock awards issued	22,011	(22,011)	—
Restricted stock forfeited	(1,000)	1,000	—
Stock awards	4,141	(4,141)	—
Restricted stock units released	500	(500)	—
Treasury stock purchases	(206)	206	—
Shares at June 30, 2024	15,472,395	627,161	16,099,556
Restricted stock units released	3,000	(3,000)	—
Treasury stock purchases	(1,081)	1,081	—
Shares at September 30, 2024	15,474,314	625,242	16,099,556

2023
Shares at December 31, 2022	15,340,001	759,555	16,099,556
Restricted stock units released	58,188	(58,188)	—
Treasury stock purchases	(22,710)	22,710	—
Shares at March 31, 2023	15,375,479	724,077	16,099,556
Restricted stock awards issued	20,185	(20,185)	—
Stock awards	5,945	(5,945)	—
Restricted stock units released	296	(296)	—
Treasury stock purchases	(105)	105	—
Shares at June 30, 2023	15,401,800	697,756	16,099,556
Restricted stock awards released	—	—	—
Treasury stock purchases	—	—	—
Shares at September 30, 2023	15,401,800	697,756	16,099,556

Share Repurchase Programs

In June 2022, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 766,447 shares of common stock (the “2022 Share Repurchase Program”). Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. As of September 30, 2024, no shares have been repurchased under the 2022 Share Repurchase Program.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the components of other comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2024
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$34,176	$8,756	$25,420
Reclassification adjustment for net gains included in net income (1)	13	3	10
Total securities available for sale and transferred securities	34,189	8,759	25,430
Hedging derivative instruments:
Change in unrealized gain during the period	(2,488)	(637)	(1,851)
Pension obligations:
Amortization of prior service credit included in income	(134)	(34)	(100)
Amortization of net actuarial loss included in income	358	92	266
Total pension obligations	224	58	166
Other comprehensive income	$31,925	$8,180	$23,745
Nine months ended September 30, 2024
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$25,228	$6,463	$18,765
Reclassification adjustment for net gains included in net income (1)	40	10	30
Total securities available for sale and transferred securities	25,268	6,473	18,795
Hedging derivative instruments:
Change in unrealized gain during the period	(1,856)	(475)	(1,381)
Pension obligations:
Amortization of prior service credit included in income	(402)	(103)	(299)
Amortization of net actuarial loss included in income	1,073	276	797
Total pension obligations	671	173	498
Other comprehensive loss	$24,083	$6,171	$17,912

(1) Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2023
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(36,914)	$(9,457)	$(27,457)
Reclassification adjustment for net gains included in net income (1)	16	4	12
Total securities available for sale and transferred securities	(36,898)	(9,453)	(27,445)
Hedging derivative instruments:
Change in unrealized gain during the period	518	133	385
Pension obligations:
Amortization of prior service credit included in income	(123)	(31)	(92)
Amortization of net actuarial loss included in income	316	81	235
Total pension obligations	193	50	143
Other comprehensive loss	$(36,187)	$(9,270)	$(26,917)
Nine months ended September 30, 2023
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(34,279)	$(8,782)	$(25,497)
Reclassification adjustment for net gains included in net income (1)	51	13	38
Total securities available for sale and transferred securities	(34,228)	(8,769)	(25,459)
Hedging derivative instruments:
Change in unrealized gain during the period	1,514	388	1,126
Pension obligations:
Amortization of prior service credit included in income	(368)	(94)	(274)
Amortization of net actuarial loss included in income	948	243	705
Total pension obligations	580	149	431
Other comprehensive income	$(32,134)	$(8,232)	$(23,902)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive (Loss) Income
Three months ended September 30, 2024
Balance at beginning of period	$4,381	$(118,541)	$(11,614)	$(125,774)
Other comprehensive (loss) income before reclassifications	(1,851)	25,420	—	23,569
Amounts reclassified from accumulated other comprehensive income	—	10	166	176
Net current period other comprehensive (loss) income	(1,851)	25,430	166	23,745
Balance at end of period	$2,530	$(93,111)	$(11,448)	$(102,029)
Nine months ended September 30, 2024
Balance at beginning of period	$3,911	$(111,906)	$(11,946)	$(119,941)
Other comprehensive (loss) income before reclassifications	(1,381)	18,765	—	17,384
Amounts reclassified from accumulated other comprehensive income	—	30	498	528
Net current period other comprehensive (loss) income	(1,381)	18,795	498	17,912
Balance at end of period	$2,530	$(93,111)	$(11,448)	$(102,029)
Three months ended September 30, 2023
Balance at beginning of period	$5,476	$(126,648)	$(13,300)	$(134,472)
Other comprehensive income (loss) before reclassifications	385	(27,457)	—	(27,072)
Amounts reclassified from accumulated other comprehensive income	—	12	143	155
Net current period other comprehensive income (loss)	385	(27,445)	143	(26,917)
Balance at end of period	$5,861	$(154,093)	$(13,157)	$(161,389)
Nine months ended September 30, 2023
Balance at beginning of period	$4,735	$(128,634)	$(13,588)	$(137,487)
Other comprehensive income (loss) before reclassifications	1,126	(25,497)	—	(24,371)
Amounts reclassified from accumulated other comprehensive income	—	38	431	469
Net current period other comprehensive income (loss)	1,126	(25,459)	431	(23,902)
Balance at end of period	$5,861	$(154,093)	$(13,157)	$(161,389)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statement of Income
	Three months ended September 30,
	2024	2023
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	$(13)	$(16)	Interest income
	(13)	(16)	Total before tax
	3	4	Income tax expense
	(10)	(12)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	134	123	Salaries and employee benefits
Net actuarial losses (1)	(358)	(316)	Salaries and employee benefits
	(224)	(193)	Total before tax
	58	50	Income tax benefit
	(166)	(143)	Net of tax
Total reclassified for the period	$(176)	$(155)
	Nine months ended
	September 30,
	2024	2023
Amortization of unrealized holding gains on investment securities transferred from available for sale to held to maturity	$(40)	$(51)	Interest income
	(40)	(51)	Total before tax
	10	13	Income tax expense
	(30)	(38)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	402	368	Salaries and employee benefits
Net actuarial losses (1)	(1,073)	(948)	Salaries and employee benefits
	(671)	(580)	Total before tax
	173	149	Income tax benefit
	(498)	(431)	Net of tax
Total reclassified for the period	$(528)	$(469)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) SHARE-BASED COMPENSATION PLANS (Continued)

The Company granted restricted stock awards (“RSAs”), restricted stock unit award (“RSUs”), and performance-based restricted stock units (“PSUs”) during the nine months ended September 30, 2024 as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
RSAs	22,011	$17.49
RSUs	132,047	$15.56
PSUs	54,754	$15.59

The grant date for the RSAs granted during the nine months ended September 30, 2024 was equal to the closing market price of our common stock on the date of grant. The grant-date fair value for the RSUs and PSUs granted during the nine months ended September 30, 2024 was equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

Fifty percent of the RSAs granted during the nine months ended September 30, 2024 vested on the grant date. The remaining RSAs will vest the day before the Company’s next annual meeting. The RSUs and PSUs granted during the nine months ended September 30, 2024 will generally vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Salaries and employee benefits	$450	$679	$1,485	$1,642
Other noninterest expense	44	42	324	287
Total share-based compensation expense	$494	$721	$1,809	$1,929

Income tax benefit realized for compensation costs	$—	$—	$—	$438

At September 30, 2024, there was $3.6 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 1.94 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) EMPLOYEE BENEFIT PLANS

The Company participates in a non-contributory defined benefit pension plan for certain employees who meet participation requirements. The components of the Company’s net periodic benefit expense for its pension obligations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service cost	$490	$447	$1,472	$1,342
Interest cost on projected benefit obligation	861	855	2,583	2,565
Expected return on plan assets	(1,004)	(878)	(3,013)	(2,634)
Amortization of unrecognized prior service credit	(134)	(123)	(402)	(368)
Amortization of unrecognized net actuarial loss	358	316	1,073	948
Net periodic benefit expense	$571	$617	$1,713	$1,853

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

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Commitments to extend credit	$1,238,685	$1,200,617
Standby letters of credit	18,334	13,498

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

Unfunded Commitments

At September 30, 2024 and December 31, 2023, the allowance for credit losses for unfunded commitments totaled $3.8 million and $3.6 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. The credit loss (benefit) for unfunded commitments was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Credit loss (benefit) for unfunded commitments	$713	$(426)	$186	$(129)

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

All depositions and document productions have been completed. Plaintiff did not file a Motion in Limine by September 11, 2024. Plaintiffs however filed a motion for partial judgment on October 8, 2024 asserting that the recoupment claims were barred because they were too distinct from the underlying claims. The Company intends to file an opposition against the motion for partial summary judgment with the Court by the November 7, 2024 deadline. The parties continue to discuss potential candidates to serve as a mediator in response to the Court’s instruction that they explore further settlement or mediation discussions.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2024
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$22,588	$—	$22,588
Mortgage-backed securities	—	855,521	—	855,521
Other assets:
Other debt securities	—	8,707	—	—
Hedging derivative instruments	—	4,097	—	4,097
Other liabilities:
Hedging derivative instruments	—	31	—	31
Fair value adjusted through comprehensive income	$—	$890,944	$—	$882,237
Other assets:
Derivative instruments – interest rate swaps	—	31,597	—	31,597
Derivative instruments – mortgage banking	—	159	—	159
Other liabilities:
Derivative instruments – interest rate swaps	—	(31,600)	—	(31,600)
Derivative instruments – mortgage banking	—	(14)	—	(14)
Fair value adjusted through net income	$—	$142	$—	$142
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,495	$—	$2,495
Collateral dependent loans	—	—	58,009	58,009
Other assets:
Long-lived assets held for sale	—	—	629	629
Loan servicing rights	—	—	1,430	1,430
Other real estate owned	—	—	109	109
Total	$—	$2,495	$60,177	$62,672

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2024. There were no liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2024.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2024 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$58,009	Appraisal of collateral (1)	Appraisal adjustments (2)	30.9%(3) / 0 - 77.36%
Loan servicing rights	$1,430	Discounted cash flow	Discount rate	10.4% (3)
			Constant prepayment rate	12.5% (3)
Long-lived assets held for sale	$629	Appraisal of collateral (1)	Appraisal adjustments (2)	27.9%
Other real estate owned	$109	Appraisal of collateral (1)	Appraisal adjustments (2)	39.0 - 47.7%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the nine months ended September 30, 2024 and 2023.

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

	Level in	September 30, 2024		December 31, 2023
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$249,569	$249,569	$124,442	$124,442
Securities available for sale	Level 2	886,816	886,816	887,730	887,730
Securities held to maturity, net	Level 2	121,279	112,613	148,156	137,030
Loans held for sale	Level 2	2,495	2,495	1,370	1,370
Loans	Level 2	4,300,302	4,153,946	4,373,541	4,143,918
Loans (1)	Level 3	58,009	58,009	37,516	37,516
Long-lived assets held for sale	Level 3	629	629	629	629
Accrued interest receivable	Level 1	23,702	23,702	24,481	24,481
Derivative instruments – cash flow hedges	Level 2	4,097	4,097	5,939	5,939
Derivative instruments – interest rate products	Level 2	31,597	31,597	37,517	37,517
Derivative instruments – mortgage banking	Level 2	159	159	50	50
FHLB and FRB stock	Level 2	16,186	16,186	17,406	17,406
Financial liabilities:
Non-maturity deposits	Level 1	3,799,837	3,799,837	3,808,216	3,808,216
Time deposits	Level 2	1,506,764	1,505,625	1,404,696	1,398,352
Short-term borrowings	Level 1	55,000	55,000	185,000	185,000
Long-term borrowings	Level 2	124,765	130,209	124,532	128,363
Accrued interest payable	Level 1	27,453	27,453	19,412	19,412
Derivative instruments – cash flow hedges	Level 2	31	31	—	—
Derivative instruments – interest rate products	Level 2	31,600	31,600	37,519	37,519
Derivative instruments – mortgage banking	Level 2	14	14	2	2

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	All Other	Consolidated Totals
September 30, 2024
Goodwill	$48,536	$9,585	$58,121
Other intangible assets, net	—	2,746	2,746
Total assets	6,126,603	29,714	6,156,317

December 31, 2023
Goodwill	$48,536	$18,535	$67,071
Other intangible assets, net	—	5,433	5,433
Total assets	6,117,748	43,133	6,160,881

	Banking	All Other	Consolidated Totals
Three months ended September 30, 2024
Net interest income (expense)	$41,741	$(1,060)	$40,681
Provision for credit losses	(3,104)	—	(3,104)
Noninterest income	6,848	2,592	9,440
Noninterest expense	(29,940)	(2,529)	(32,469)
Income before income taxes	15,545	(997)	14,548
Income tax expense (benefit)	(1,336)	254	(1,082)
Net income	$14,209	$(743)	$13,466
Nine months ended September 30, 2024
Net interest income (expense)	$125,137	$(3,181)	$121,956
Benefit for credit losses	311	—	311
Noninterest income	21,333	23,022	44,355
Noninterest expense	(110,075)	(9,427)	(119,502)
Income before income taxes	36,706	10,414	47,120
Income tax expense	(3,080)	(2,875)	(5,955)
Net income	$33,626	$7,539	$41,165

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.) SEGMENT REPORTING (Continued)

	Banking	All Other	Consolidated Totals
Three months ended September 30, 2023
Net interest income (expense)	$42,738	$(1,061)	$41,677
Provision for credit losses	(966)	—	(966)
Noninterest income	6,649	3,837	10,486
Noninterest expense	(31,328)	(3,407)	(34,735)
Income (loss) before income taxes	$17,093	$(631)	$16,462
Income tax (expense) benefit	(2,660)	220	(2,440)
Net income (loss)	$14,433	$(411)	$14,022
Nine months ended September 30, 2023
Net interest income (expense)	$129,010	$(3,181)	$125,829
Provision for credit losses	(8,410)	—	(8,410)
Noninterest income	20,522	12,354	32,876
Noninterest expense	(91,072)	(11,106)	(102,178)
Income (loss) before income taxes	$50,050	$(1,933)	$48,117
Income tax (expense) benefit	(8,169)	536	(7,633)
Net income	$41,881	$(1,397)	$40,484

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

FORWARD LOOKING INFORMATION

Statements and financial analysis contained in this Quarterly Report on Form 10-Q that are based on other than historical data are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Financial Institutions, Inc. (the “Parent” or “FII”) and its subsidiaries (collectively, the “Company,” “we,” “our” or “us”); and
•
statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “continue,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “projects” or similar expressions.

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

On April 1, 2024, the Company announced and closed the sale of the assets of its wholly owned subsidiary, SDN Insurance Agency, LLC (“SDN”), which provided a broad range of insurance services to personal and business clients, to NFP Property & Casualty Services, Inc. (“NFP”), a subsidiary of NFP Corp. The sale generated $27 million in proceeds, or a pre-tax gain of $13.7 million, after selling costs, of which $13.5 million was recognized in the second quarter of 2024. The all-cash transaction value represented approximately four times our 2023 insurance revenue. Following the sale of the assets of SDN, we changed the name of the entity to Five Star Advisors LLC and expect to utilize it to serve as a conduit to refer insurance business to NFP.

Our primary sources of revenue are net interest income (interest earned on our loans and securities, net of interest paid on deposits and other funding sources) and noninterest income, particularly investment advisory and financial services provided to customers or ancillary services tied to loans and deposits, fees and other revenue from insurance, prior to the sale of the assets of SDN. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace. We are not able to predict market interest rate fluctuations with certainty and our asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on the results of our operations and financial condition.

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

We prioritize customer acquisition through cost-effective, high-demand digital, virtual and physical channels, while maintaining a community bank distinctiveness relative to larger banks and digital-only neobanks. We leverage the retail branch network and customer contact center to build trust and credibility, provide personal financial education and advice, offer convenience, and bridge digital and physical channels. Our enhanced digital capabilities complement a continued focus on a consistent customer experience and engagement across physical and virtual channels, including using branches to create deeper engagement and relationships with customers, balancing customer engagement with efficiency opportunities (e.g., framing outreach to the customer contact center to teach customers how to use digital channels, in addition to addressing the reason for the call), and maintaining and expanding our customer reach digitally, physically or virtually. By employing digital channels across our current products and services, we deepen existing relationships and enter new geographies or market segments that would otherwise be prohibitively expensive targets using traditional approaches. Deepening our existing digital capabilities allows us to capitalize on a shift in customer preferences away from physical branches. On September 16, 2024, we announced our intent to begin an orderly wind down of our BaaS offerings, following a careful review by the Company’s executive management and Board of Directors undertaken in conjunction with its annual strategic planning process.

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

EXECUTIVE OVERVIEW

Recent Events

On September 16, 2024, we announced our intent to begin an orderly wind down of our BaaS offerings, following a careful review by the executive management and Board of Directors undertaken in conjunction with our annual strategic planning process. As of September 30, 2024, deposits and loans related to the Bank’s BaaS offerings totaled $103 million and $29 million, respectively. We continue to preliminarily target completion of the wind down sometime in 2025.

Summary of 2024 Third Quarter Results

Net income decreased $556 thousand to $13.5 million for the third quarter of 2024 compared to $14.0 million for the third quarter of 2023. Net income available to common shareholders for the third quarter of 2024 was $13.1 million, or $0.84 per diluted share, compared with $13.7 million, or $0.88 per diluted share, for the third quarter of 2023. Return on average common equity was 11.18% and return on average assets was 0.89% for the third quarter of 2024 compared to 13.15% and 0.92%, respectively, for the third quarter of 2023. Third quarter 2024 results included $384 thousand of professional services expenses attributed to the deposit-related fraud event disclosed in March 2024 that occurred in the first quarter of 2024. We continue to aggressively pursue our legal rights and seek any and all recovery avenues to minimize the fraud loss.

Net interest income totaled $40.7 million in the third quarter of 2024, a decrease of $1.0 million compared to $41.7 million in the third quarter of 2023. Average interest-earning assets for the third quarter of 2024 were $92.4 million lower than the third quarter of 2023 due to an $83.5 million decrease in average investment securities, and a $13.2 million decrease in the average balance of Federal Reserve interest-earning cash, partially offset by a $4.3 million increase in average loans. Average interest-bearing liabilities for the third quarter of 2024 were $27.2 million lower than the third quarter of 2023 due to a $93.4 million decrease in average borrowings, a $75.2 million decrease in average interest-bearing demand deposits and a $48.3 million decrease in average time deposits, partially offset by a $189.7 million increase in average savings and money market account deposits.

Net interest margin was 2.89% for the third quarter of 2024 compared to 2.91% in the third quarter of 2023, primarily due to higher funding costs amid the current high interest rate environment, offset by an increase in the average yield on interest-earning assets.

The provision for credit losses was $3.1 million in the third quarter of 2024 compared to a provision for credit losses of $1.0 million in the third quarter of 2023. The provision for credit losses for the third quarter of 2024 was primarily driven by a combination of factors, including a slight increase in the national unemployment forecast and higher qualitative factors overall, partially offset by a lower loan balance. Net charge-offs during the recent quarter were $1.7 million, representing 0.15% of average loans on an annualized basis, compared to $1.6 million, or an annualized 0.14% of average loans, in the third quarter of 2023. See the “Allowance for Credit Losses – Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision for credit losses and net charge-offs.

Noninterest income totaled $9.4 million in the third quarter of 2024, compared to $10.5 million in the third quarter of 2023. The sale of the assets of our insurance subsidiary in April 2024 resulted in a decrease in insurance income of $1.7 million compared to the third quarter of 2023. Partially offsetting this decrease were increases of $377 thousand in company owned life insurance income, due to the higher crediting rate and associated impact to cash surrender value related to the surrender and redeploy strategy executed in the fourth quarter of 2023, and $253 thousand in investment advisory income largely due to market-driven increases in assets under management.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest expense totaled $32.5 million in the third quarter of 2024, compared to $34.7 million in the third quarter of 2023. The decrease in noninterest expense for the third quarter of 2024 was primarily attributable to a decrease in salaries and employee benefits expense of $2.3 million as a result of the sale of the assets of our insurance subsidiary, and the previously disclosed fourth quarter 2023 leadership and organizational changes, which reduced salaries and wages expense, $421 thousand in occupancy and equipment expense due in part to the timing of equipment purchases, and $414 thousand in other expenses. These decreases were partially offset by an $889 thousand increase in professional services expense, due primarily to legal expenses related to the previously disclosed deposit fraud-related event.

The regulatory Tier 1 Capital Ratio and Total Risk-Based Capital Ratio were 10.62%, and 12.95%, respectively, at September 30, 2024. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising approximately 81% and 73% of revenue during the three and nine months ended September 30, 2024, respectively. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest income per consolidated statements of income	$77,911	$74,700	$235,112	$209,586
Adjustment to fully taxable equivalent basis	65	93	232	327
Interest income adjusted to a fully taxable equivalent basis	77,976	74,793	235,344	209,913
Interest expense per consolidated statements of income	37,230	33,023	113,156	83,757
Net interest income on a taxable equivalent basis	$40,746	$41,770	$122,188	$126,156

Analysis of Net Interest Income for the Three Months Ended September 30, 2024 and 2023

Net interest income on a taxable equivalent basis for the three months ended September 30, 2024, was $40.7 million, a decrease of $1.0 million versus the comparable quarter last year of $41.8 million. The decrease in net interest income was primarily due to higher funding costs amid the current high interest rate environment.

Our net interest margin for the third quarter of 2024 was 2.89%, 2-basis points lower than 2.91% for the same period in 2023 due to higher funding costs as a result of the continued high interest rate environment, offset by an increase in the average yield on interest-earning assets.

For the third quarter of 2024, the average yield on average interest earning assets of 5.53% was 32-basis points higher than the third quarter of 2023 of 5.21% primarily due to an increase in market interest rates. Average loan yields increased 27-basis points during the third quarter of 2024 to 6.42% from 6.15% for the third quarter of 2023, and the average yield on investment securities increased 26-basis points during the third quarter of 2024 to 2.14% from 1.88% for the third quarter of 2023. Overall, the average interest rate changes increased interest income by $3.8 million and volume variance decreased interest income by $578 thousand during the third quarter of 2024, which collectively drove a favorable variance of $3.2 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Average interest-earning assets were $5.61 billion for the third quarter of 2024 compared to $5.70 billion for the third quarter of 2023, a decrease of $92.4 million, or 2%, from the comparable quarter last year, with a decrease in average securities of $83.5 million from $1.23 billion for the third quarter of 2023 to $1.15 billion for the third quarter of 2024, and a $13.2 million decrease in average Federal Reserve interest-earning cash, partially offset by an increase in average loans of $4.3 million from $4.41 billion for the third quarter of 2023 to $4.42 billion for the third quarter of 2024. Average loans comprised 79% of average interest-earning assets during the third quarter of 2024 compared to 77% during the third quarter of 2023. The increase in average loans was primarily due to organic growth in commercial mortgages and stability in residential loans. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. The average yield on average loans was 6.42% for the third quarter of 2024, an increase of 27-basis points compared to 6.15% for the comparable quarter in 2023 due to the impact of the higher market interest rates. Interest rate changes on average loans increased interest income by $2.9 million. Average investment securities represented 20% of average interest-earning assets during the third quarter of 2024 compared to 22% during the third quarter of 2023. The decrease in average investment securities was primarily due to maturities of investment securities, and the use of cash to fund loan originations and reduce short-term borrowings.

For the third quarter of 2024, the average cost of average interest-bearing liabilities of 3.37% was 41-basis points higher than the third quarter of 2023. The average cost of interest-bearing deposits of 3.34% was 50-basis points higher than the third quarter of 2023 due to the continued repricing of deposits at higher interest rates. The average cost of total borrowings decreased 55-basis points to 3.80% in the third quarter of 2024, compared to 4.35% in the third quarter of 2023. The reduction in the cost of total borrowings was driven by a wholesale mix shift, with a lower level of outstanding balances, and the benefit of the Bank’s cash flow hedging program.

Average interest-bearing liabilities were $4.40 billion for the third quarter of 2024, compared to $4.43 billion for the third quarter of 2023, a decrease of $27.2 million, or 1%, driven by the $93.7 million decrease in the average balance of short-term borrowings, partially offset by a $66.2 million increase in average interest-bearing deposits. On average, interest-bearing deposits grew from $4.08 billion for the third quarter of 2023 to $4.15 billion for the current quarter while noninterest-bearing demand deposits (a principal component of net free funds) decreased $69.5 million to $953.0 million for the third quarter of 2024. The increase in average interest-bearing deposits was due to growth in average non-public and public deposits, partially offset by decreases in average brokered and reciprocal deposits. For further discussion of our reciprocal and brokered deposits, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. The decrease in noninterest-bearing demand deposits was due to the interest rate environment driving customers to higher interest bearing accounts. Overall, interest-bearing deposit rate changes resulted in a $5.0 million increase in interest expense, and volume changes resulted in a $593 thousand increase in interest expense during the third quarter of 2024 as compared to the prior year quarter. A decrease in average short-term borrowings decreased interest expense by $760 thousand, and a decrease in interest rates on short-term borrowings decreased interest expense by $619 thousand during the third quarter of 2024.

Analysis of Net Interest Income for the Nine Months Ended September 30, 2024 and 2023

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2024, was $122.2 million, a decrease of $4.0 million versus the comparable period in 2023 of $126.2 million. The decrease in net interest income was primarily due to higher funding costs amid the current high interest rate environment.

Our net interest margin for the nine months ended September 30, 2024 was 2.85%, 14-basis points lower than 2.99% for the same period in 2023 due to higher funding costs as a result of the continued high interest rate environment, partially offset by an increase in the average yield on interest-earning assets.

For the nine months ended September 30, 2024, the average yield on average interest earning assets of 5.49% was 51-basis points higher than the nine months ended September 30, 2023 of 4.98%. The average yield on loans increased 49-basis points during the nine months ended September 30, 2024, to 6.39% from 5.90% for the comparable period last year. The average yield on investment securities increased 25-basis points to 2.14% for the nine months ended September 30, 2024 compared to 1.89% for the nine months ended September 30, 2023. Overall, the impact of the interest rate increases in 2023 and 2024 has a positive impact on yields, increasing interest income by $18.0 million, while volume variances in average interest-earning assets and average interest-bearing liabilities increased net interest income by $7.4 million during the nine months ended September 30, 2024.

Average interest-earning assets were $5.73 billion for the nine months ended September 30, 2024 compared to $5.63 billion for the nine months ended September 30, 2023, an increase of $98.9 million, or 2%, with average loans up $150.2 million from $4.29 billion for the nine months ended September 30, 2023 to $4.44 billion for the nine months ended September 30, 2024, and a $40.7 million increase in average Federal Reserve interest-earning cash, partially offset by a decrease in average investment securities of $92.0 million from $1.27 billion for the nine months ended September 30, 2023 to $1.17 billion for the nine months ended September 30, 2024. Average investment securities represented 21% of average interest-earning assets during the nine months ended September 30, 2024 compared to 23% during the nine months ended September 30, 2023. The decrease in average investment securities was primarily due to maturities of investment securities, and the use of cash to fund loan originations and reduce short-term borrowings. Loans comprised 78% of average interest-earning assets during the nine months ended September 30, 2024 compared to 76% during the nine months ended September 30, 2023. The increase in average loans was primarily due to organic growth in commercial mortgages and residential real estate loans, partially offset by a decrease in consumer indirect loans. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. Higher interest rates on loans increased interest income by $15.4 million, and an increase in the volume of average loans resulted in a $7.4 million increase in interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

For the nine months ended September 30, 2024, the average cost of average interest-bearing liabilities of 3.34% was 77-basis points higher than the average cost of 2.57% for the nine months ended September 30, 2023, with the average cost of average interest-bearing deposits of 3.31% increasing 89-basis points from 2.42% for the nine months ended September 30, 2023 due to the higher interest rate environment that began in 2023 and continued into 2024.

Average interest-bearing liabilities of $4.52 billion in the nine months ended September 30, 2024 were $170.1 million, or 3.9%, higher than the nine months ended September 30, 2023. The increase was driven by an increase in average interest-bearing deposits, partially offset by a decrease in total average borrowings. On average, interest-bearing deposits increased $238.3 million from $4.01 billion for the nine months ended September 30, 2023 to $4.25 billion for the current period, while noninterest-bearing demand deposits (a principal component of net free funds) decreased $83.4 million to $955.4 million for the nine months ended September 30, 2024 as compared to the prior year period. Total average borrowings decreased to $274.2 million for the current period, down $68.2 million from the nine months ended September 30, 2023, as deposit growth enabled us to pay down short-term borrowings. The increase in average deposits was primarily due to growth in non-public, reciprocal, and public deposits, partially offset by a decrease in brokered deposits. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate changes resulted in a $27.1 million increase in interest expense and volume changes contributed $5.5 million during the nine months ended September 30, 2024, primarily due to the higher interest rate environment.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (dollars in thousands). Average balances were derived from daily balances.

	Three months ended September 30,
	2024			2023
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$49,476	$606	4.88%	$62,673	$723	4.58%
Investment securities (1):
Taxable	1,107,180	5,841	2.11	1,166,649	5,350	1.83
Tax-exempt (2)	39,872	310	3.11	63,941	447	2.79
Total investment securities	1,147,052	6,151	2.14	1,230,590	5,797	1.88
Loans:
Commercial business	673,830	13,066	7.71	712,224	13,356	7.44
Commercial mortgage	2,092,905	35,428	6.73	1,977,978	33,336	6.69
Residential real estate loans	647,844	6,619	4.09	621,074	5,864	3.78
Residential real estate lines	75,671	1,507	7.91	75,847	1,444	7.55
Consumer indirect	881,133	13,829	6.24	989,614	13,662	5.48
Other consumer	43,789	770	7.00	34,086	611	7.11
Total loans (4)	4,415,172	71,219	6.42	4,410,823	68,273	6.15
Total interest-earning assets	5,611,700	77,976	5.53	5,704,086	74,793	5.21
Less: Allowance for credit losses	(45,066)			(50,868)
Other noninterest-earning assets	451,756			420,435
Total assets	$6,018,390			$6,073,653
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$691,412	$1,833	1.05%	$766,636	$1,607	0.83%
Savings and money market	1,938,935	14,983	3.07	1,749,202	11,048	2.51
Time deposits	1,515,745	17,987	4.72	1,564,035	16,562	4.20
Total interest-bearing deposits	4,146,092	34,803	3.34	4,079,873	29,217	2.84
Short-term borrowings	129,130	857	2.64	222,871	2,235	3.98
Long-term borrowings	124,717	1,570	5.03	124,407	1,571	5.05
Total borrowings	253,847	2,427	3.80	347,278	3,806	4.35
Total interest-bearing liabilities	4,399,939	37,230	3.37	4,427,151	33,023	2.96
Noninterest-bearing demand deposits	952,970			1,022,423
Other noninterest-bearing liabilities	182,203			194,914
Shareholders’ equity	483,278			429,165
Total liabilities and shareholders’ equity	$6,018,390			$6,073,653
Net interest income (tax-equivalent)		$40,746			$41,770
Interest rate spread			2.16%			2.25%
Net earning assets	$1,211,761			$1,276,935
Net interest margin (tax-equivalent)			2.89%			2.91%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.54%			128.84%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended September 30,
	2024	2023
Commercial business	$135	$(29)
Commercial mortgage	506	572
Residential real estate loans	(408)	(414)
Residential real estate lines	(99)	(99)
Consumer indirect	(865)	(997)
Other consumer	11	8
Total	$(720)	$(959)

	Nine months ended September 30,
	2024			2023
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$113,656	$4,303	5.06%	$72,977	$2,526	4.63%
Investment securities (1):
Taxable	1,124,653	17,710	2.10	1,190,631	16,402	1.84
Tax-exempt (2)	50,197	1,104	2.93	76,201	1,563	2.73
Total investment securities	1,174,850	18,814	2.14	1,266,832	17,965	1.89
Loans:
Commercial business	700,178	39,934	7.62	697,728	37,289	7.15
Commercial mortgage	2,060,827	104,676	6.78	1,879,077	90,563	6.44
Residential real estate loans	648,286	19,671	4.05	603,268	16,557	3.66
Residential real estate lines	75,880	4,463	7.86	76,219	4,118	7.22
Consumer indirect	906,762	41,216	6.07	1,008,311	39,458	5.23
Other consumer	46,615	2,267	6.50	23,712	1,437	8.10
Total loans (4)	4,438,548	212,227	6.39	4,288,315	189,422	5.90
Total interest-earning assets	5,727,054	235,344	5.49	5,628,124	209,913	4.98
Less: Allowance for credit losses	(47,072)			(48,922)
Other noninterest-earning assets	452,128			411,873
Total assets	$6,132,110			$5,991,075
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$727,179	$6,087	1.12%	$831,345	$4,642	0.75%
Savings and money market	2,018,881	46,163	3.05	1,691,783	25,887	2.05
Time deposits	1,500,238	52,864	4.71	1,484,919	42,036	3.78
Total interest-bearing deposits	4,246,298	105,114	3.31	4,008,047	72,565	2.42
Short-term borrowings	149,588	3,345	2.99	221,392	6,596	3.98
Long-term borrowings	124,640	4,697	5.02	121,033	4,596	5.06
Total borrowings	274,228	8,042	3.92	342,425	11,192	4.37
Total interest-bearing liabilities	4,520,526	113,156	3.34	4,350,472	83,757	2.57
Noninterest-bearing demand deposits	955,428			1,038,798
Other noninterest-bearing liabilities	193,476			176,313
Shareholders’ equity	462,680			425,492
Total liabilities and shareholders’ equity	$6,132,110			$5,991,075
Net interest income (tax-equivalent)		$122,188			$126,156
Interest rate spread			2.15%			2.41%
Net earning assets	$1,206,528			$1,277,652
Net interest margin (tax-equivalent)			2.85%			2.99%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.69%			129.37%

(1) Investment securities are shown at amortized cost.

MANAGEMENT'S DISCUSSION AND ANALYSIS

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Commercial business	$130	$(33)
Commercial mortgage	1,654	1,718
Residential real estate loans	(1,150)	(1,215)
Residential real estate lines	(291)	(275)
Consumer indirect	(2,687)	(3,158)
Other consumer	32	12
Total	$(2,312)	$(2,951)

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

	Three months ended September 30, 2024 vs. 2023			Nine months ended September 30, 2024 vs. 2023
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(160)	$43	$(117)	$1,521	$256	$1,777
Investment securities:
Taxable	(283)	774	491	(945)	2,253	1,308
Tax-exempt	(183)	46	(137)	(565)	106	(459)
Total investment securities	(466)	820	354	(1,510)	2,359	849
Loans:
Commercial business	(735)	445	(290)	131	2,514	2,645
Commercial mortgage	1,944	148	2,092	9,063	5,050	14,113
Residential real estate loans	260	495	755	1,290	1,824	3,114
Residential real estate lines	(3)	66	63	(18)	363	345
Consumer indirect	(1,589)	1,756	167	(4,221)	5,979	1,758
Other consumer	171	(12)	159	1,161	(331)	830
Total loans	48	2,898	2,946	7,406	15,399	22,805
Total interest income	(578)	3,761	3,183	7,417	18,014	25,431
Interest expense:
Deposits:
Interest-bearing demand	(169)	395	226	(640)	2,085	1,445
Savings and money market	1,286	2,649	3,935	5,701	14,575	20,276
Time deposits	(524)	1,949	1,425	438	10,390	10,828
Total interest-bearing deposits	593	4,993	5,586	5,499	27,050	32,549
Short-term borrowings	(764)	(614)	(1,378)	(1,838)	(1,413)	(3,251)
Long-term borrowings	4	(5)	(1)	136	(35)	101
Total borrowings	(760)	(619)	(1,379)	(1,702)	(1,448)	(3,150)
Total interest expense	(167)	4,374	4,207	3,797	25,602	29,399
Net interest income	$(411)	$(613)	$(1,024)	$3,620	$(7,588)	$(3,968)

Provision (Benefit) for Credit Losses

The table below presents the composition of the provision (benefit) for credit losses for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Provision (benefit) for credit losses – loans	$2,391	$1,392	$(496)	$8,540
Credit loss provision (benefit) for unfunded commitments	713	(426)	186	(129)
Credit loss benefit for debt securities	-	-	(1)	(1)
Provision (benefit) for credit losses	$3,104	$966	$(311)	$8,410

The provision for credit losses in the third quarter of 2024 was driven by a combination of factors, including a slight increase in the national unemployment forecast and higher qualitative factors overall, partially offset by lower loan balances. The benefit for credit losses for the nine months ended September 30, 2024 was reflective of the $4.9 million benefit for credit losses – loans for the first quarter of 2024, which was driven by improvement in forecasted losses, positive trends in qualitative factors, including a reduction in consumer indirect loan delinquencies during the period, and a reduction in total period-end loan balances.

See the “Allowance for Credit Losses – Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service charges on deposits	$1,103	$1,207	$3,159	$3,457
Insurance income	3	1,678	2,141	5,093
Card interchange income	1,900	2,094	5,810	6,140
Investment advisory	2,797	2,544	8,158	8,286
Company owned life insurance	1,404	1,027	4,062	2,974
Investments in limited partnerships	400	391	1,545	1,111
Loan servicing	88	135	421	395
Income from derivative instruments, net	212	219	763	1,418
Net gain on sale of loans held for sale	220	115	432	349
Net gain (loss) on other assets	138	(1)	13,633	31
Net loss on tax credit investments	(170)	(333)	(139)	(45)
Other	1,345	1,410	4,370	3,667
Total noninterest income	$9,440	$10,486	$44,355	$32,876

The April 1, 2024 sale of the assets of our insurance subsidiary generated a pre-tax gain of $13.7 million, after selling costs, which was included in net gain (loss) on other assets for the first nine months of 2024. The decrease in insurance income for the third quarter of 2024 and the first nine months of 2024 was reflective of the sale.

Investment advisory income increased $253 thousand, or 10%, to $2.8 million for the third quarter of 2024 compared to $2.5 million for the third quarter of 2023, primarily due to a market-driven increase in assets under management in addition to business development. For the first nine months of 2024, investment advisory income decreased $128 thousand, or 2%, to $8.2 million compared to $8.3 million for the first nine months of 2023.

Income from company owned life insurance increased $377 thousand, or 37%, to $1.4 million for the third quarter of 2024 compared to $1.0 million for the third quarter of 2023. For the first nine months of 2024, income from company owned life insurance increased $1.1 million, or 37%, to $4.1 million compared to $3.0 million for the first nine months of 2023. The increase in both periods was primarily due to the higher crediting rate and associated impact to cash surrender value recorded in the linked quarter related to the previously disclosed surrender and redeploy strategy executed in the fourth quarter of 2023.

Income from investments in limited partnerships of $400 thousand for the third quarter of 2024 was relatively flat compared to the third quarter of 2023. For the first nine months of 2024, income from investments in limited partnerships increased $434 thousand, or 39%, to $1.5 million compared to $1.1 million for the first nine months of 2023. We previously made several investments accounted for under the equity method. Income from these investments fluctuates based on the maturity and performance of the underlying investments.

Income from derivative instruments, net of $212 thousand for the third quarter of 2024 was relatively flat compared to the third quarter of 2023. For the first nine months of 2024, income from derivative income from derivative instruments, net decreased $655 thousand, or 46%, to $763 thousand compared to $1.4 million for the first nine months of 2023. Income from derivative instruments, net, is based on the number and value or interest rate swap transactions executed during the quarter combined with the impact of changes in the fair value of borrower-facing trades.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Salaries and employee benefits	$15,879	$18,160	$48,967	$54,047
Occupancy and equipment	3,370	3,791	10,570	11,059
Professional services	1,965	1,076	6,131	3,844
Computer and data processing	5,353	5,107	16,081	14,548
Supplies and postage	519	455	1,431	1,418
FDIC assessments	1,092	1,232	3,733	3,586
Advertising and promotions	371	744	1,108	1,556
Amortization of intangibles	112	225	443	689
Restructuring recoveries	—	(55)	—	(74)
Deposit-related charged-off items	410	188	19,987	978
Other	3,398	3,812	11,051	10,527
Total noninterest expense	$32,469	$34,735	$119,502	$102,178

Salaries and employee benefits expense decreased $2.3 million, or 13%, to $15.9 million for the third quarter of 2024 compared to $18.2 million for the third quarter of 2023. For the first nine months of 2024, salaries and employee benefits expense decreased $5.1 million, or 9%, to $49.0 million compared to $54.0 million for the first nine months of 2023. The decrease in both periods was driven in part by lower salaries and wages in the 2024 periods, as a result of the sale of the assets of SDN, as well as our previously disclosed leadership and organizational changes completed in the fourth quarter of 2023.

Professional services expense increased $889 thousand, or 83%, to $2.0 million for the third quarter of 2024 compared to $1.1 million for the third quarter of 2023. For the first nine months of 2024, professional services expense increased $2.3 million, or 59%, to $6.1 million compared to $3.8 million for the first nine months of 2023. The increases in both periods were primarily due to higher legal expenses in 2024 attributed to the deposit-related fraud event, including $384 thousand and $1.4 million for the third quarter of 2024 and first nine months of 2024, respectively.

Computer and data processing expense increased $246 thousand, or 5%, to $5.4 million for the third quarter of 2024 compared to $5.1 million for the third quarter of 2023. For the first nine months of 2024, computer and data processing expense increased $1.5 million, or 11%, to $16.1 million compared to $14.5 million for the first nine months of 2023. The increase during the 2024 periods was due in part to an increase in digital banking expense attributable to increased usage along with our strategic investments in data efficiency and marketing technology.

Advertising and promotions expense decreased $373 thousand, or 50%, to $371 thousand for the third quarter of 2024 compared to $744 thousand for the third quarter of 2023. For the first nine months of 2024, advertising and promotions expense decreased $448 thousand, or 29%, to $1.1 million, compared to $1.6 million for the first nine months of 2023. The decrease in both periods reflected higher advertising and promotions expense in the prior year periods related to the money market campaign.

Deposit-related charged-off items expense for the first nine months of 2024 included an $18.2 million loss associated with charge-offs associated with the deposit-related fraudulent activity we experienced in early March 2024, including the $18.4 million recorded in the first quarter of 2024, partially offset by $143 thousand of recoveries recorded in the second quarter of 2024.

Other expense decreased $414 thousand, or 11%, to $3.4 million for the third quarter of 2024 compared to $3.8 million for the third quarter of 2023. For the first nine months of 2024, other expense increased $524 thousand, or 5%, to $11.1 million compared to $10.5 million for the first nine months of 2023. The increase for the first nine months of 2024 was primarily driven by an increase in New York State capital base franchise tax accrual.

Our efficiency ratio for the third quarter of 2024 and the first nine months of 2024 was 64.70% and 71.75%, respectively, compared with 66.47% and 64.25% for the third quarter of 2023 and the first nine months of 2023, respectively. The higher efficiency ratio for the first nine months of 2024 was reflective of the $18.2 million pre-tax loss in deposit-related charged-off items and approximately $1.4 million of legal and consulting expenses, recorded in professional services expense, attributed to the deposit-related fraud event, partially offset by the $13.7 million gain on the sale of the assets of our insurance subsidiary. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Income Taxes

For the three and nine months ended September 30, 2024, we recorded income tax expense of $1.1 million and $6.0 million, versus $2.4 million and $7.6 million for the same periods in the prior year. In the third quarter of 2024, we recognized federal and state tax benefits related to tax credit investments placed in service and/or amortized during the period resulting in a reduction in income tax expense of $1.3 million, versus $731 thousand for the same period in the prior year. The nine months ended September 30, 2024 and 2023 also included related tax credit investment benefits of $3.4 million and $2.1 million, respectively.

Our effective tax rate for the three and nine months ended September 30, 2024 was 7.4% and 12.6%, versus 14.8% and 15.9%, respectively, for the same periods in the prior year. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rates for 2024 and 2023 reflect the New York State tax benefit generated by our real estate investment trust.

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$24,535	$22,588	$24,535	$21,811
Mortgage-backed securities:
Agency mortgage-backed securities	978,658	855,139	1,013,455	865,594
Non-Agency mortgage-backed securities	—	382	—	325
Other debt securities	8,656	8,707	—	—
Total available for sale securities	1,011,849	886,816	1,037,990	887,730
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	16,626	16,413	16,513	15,983
State and political subdivisions	48,472	44,205	68,854	63,782
Mortgage-backed securities	56,184	51,995	62,793	57,265
Total held to maturity securities	121,282	112,613	148,160	137,030
Allowance for credit losses – securities	(3)		(4)
Total held to maturity securities, net	121,279		148,156
Total investment securities	$1,133,128	$999,429	$1,186,146	$1,024,760

Our available for sale (“AFS”) investment securities portfolio decreased $26.1 million from December 31, 2023 to September 30, 2024. The AFS portfolio had a net unrealized loss of $125.0 million at September 30, 2024 and $150.3 million at December 31, 2023, respectively. The decrease in the AFS portfolio balance was primarily due to maturities of investment securities, and the use of cash to fund loan originations and reduce short-term borrowings in the first nine months of 2024.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of September 30, 2024. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—	$15,000	1.70%	$9,535	1.90%	$—	—	$24,535	1.78%
Mortgage-backed securities	16	3.01%	76,628	2.07%	69,026	1.87%	832,988	2.06%	978,658	2.05%
Other debt securities	—	—	—	—	8,656	7.25%	—	—	8,656	7.25%
	16	3.01%	91,628	2.01%	87,217	2.41%	832,988	2.06%	1,011,849	2.09%
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—	$10,000	3.00%	$6,626	3.48%	$—	—	$16,626	3.79%
State and political subdivisions	18,896	2.45%	8,084	2.13%	—	—	21,492	2.45%	48,472	2.34%
Mortgage-backed securities	—	—	3,891	2.60%	16,314	2.26%	35,979	2.80%	56,184	2.63%
	18,896	2.45%	21,975	2.95%	22,940	2.61%	57,471	2.67%	121,282	2.67%
Total investment securities	$18,912	2.45%	$113,603	2.19%	$110,157	2.45%	$890,459	2.10%	$1,133,131	2.15%

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three and nine months ended September 30, 2024 and 2023, no allowance for credit losses was recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

MANAGEMENT'S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

Total loans were $4.40 billion at September 30, 2024, a decrease of $59.2 million from $4.46 billion at December 31, 2023. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (dollars in thousands):

	Loan Portfolio Composition
	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Commercial business	$654,519	14.9%	$735,700	16.5%
Commercial mortgage - construction	533,506	12.1	493,003	11.0
Commercial mortgage - multifamily	467,527	10.6	452,155	10.1
Commercial mortgage - non-owner occupied	814,392	18.5	788,515	17.7
Commercial mortgage - owner occupied	290,216	6.6	271,646	6.1
Total commercial mortgage	2,105,641	47.8	2,005,319	44.9
Total commercial	2,760,160	62.7	2,741,019	61.4
Residential real estate loans	648,241	14.7	649,822	14.6
Residential real estate lines	76,203	1.7	77,367	1.7
Consumer indirect	874,651	19.9	948,831	21.3
Other consumer	43,734	1.0	45,100	1.0
Total consumer	1,642,829	37.3	1,721,120	38.6
Total loans	4,402,989	100.0%	4,462,139	100.0%
Less: Allowance for credit losses – loans	44,678		51,082
Total loans, net	$4,358,311		$4,411,057

Total commercial loans of $2.76 billion represented 63% of total loans as of September 30, 2024, compared to $2.74 billion, or 61% of total loans as of December 31, 2023. Commercial business loans of $654.5 million, or 15% of total loans, were down $81.2 million, or 11%, from December 31, 2023, and total commercial mortgage loans of $2.11 billion, or 48% of total loans, were up $100.3 million, or 5% from December 31, 2023. The increase in commercial mortgage loans was attributable to increases in construction, multifamily, owner and non-owner occupied loans. As of September 30, 2024, commercial real estate (“CRE”) loans made up approximately 66% of total commercial loans, and 41% of total loans, commercial and industrial loans approximated 30% of total commercial loans, and 19% of total loans, and business banking unit loans were approximately 4% of total commercial loans and 3% of total loans. Our CRE committed credit exposure at September 30, 2024 related to approximately 42% multi-family, 18% office, 8% industrial property, 7% retail, 7% hospitality, and 6% home builder. Approximately 70% of our office exposure at September 30, 2024, or 12% of our total CRE exposure, related to Class B or medical office space. More than 70% of our office and 90% of our multifamily CRE loans have full or limited personal or corporate recourse.

Total consumer loans of $1.64 billion, or 37% of total loans at September 30, 2024, decreased $78.3 million from December 31, 2023. Consumer loans at September 30, 2024 were comprised of residential real estate loans and lines of credit of $724.4 million, or 16% of total loans, consumer indirect loans of $874.7 million, or 20% of total loans, and other consumer loans of $43.7 million, or 1% of total loans. During the nine months ended September 30, 2024, we originated $170.5 million in indirect automobile loans with a mix of approximately 25% new automobile and 75% used automobile loans. This compares with the $238.2 million originated of indirect automobile loans with a mix of approximately 27% new automobile and 73% used automobile loans for the nine months ended September 30, 2023. Origination volumes and the mix of new and used vehicles financed fluctuate depending on general market conditions. Effective January 1, 2024, we exited the Pennsylvania automobile market to align our focus more fully around our core Upstate New York market, which includes a strong network of approximately 375 new automobile dealers.

Loans Held for Sale and Loans Serviced for Others

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $2.5 million and $1.4 million as of September 30, 2024 and December 31, 2023, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $276.8 million and $269.4 million as of September 30, 2024 and December 31, 2023, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Credit Losses – Loans

The following table summarizes the activity in the allowance for credit losses – loans for the periods indicated (dollars in thousands).

	Credit Loss – Loans Analysis
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Allowance for credit losses – loans, beginning of period	$43,952	$49,836	$51,082	$45,413
Net charge-offs (recoveries):
Commercial business	(3)	32	(33)	(59)
Commercial mortgage - construction	—	—	—	—
Commercial mortgage - multifamily	12	—	13	—
Commercial mortgage - non-owner occupied	(1)	(886)	(3)	(887)
Commercial mortgage - owner occupied	(1)	(86)	(4)	(71)
Residential real estate loans	(1)	(4)	99	67
Residential real estate lines	—	—	—	41
Consumer indirect	1,553	2,283	5,370	4,421
Other consumer	106	259	466	811
Total net charge-offs	1,665	1,598	5,908	4,323
Provision (benefit) for credit losses – loans	2,391	1,392	(496)	8,540
Allowance for credit losses – loans, end of period	$44,678	$49,630	$44,678	$49,630

Net loan charge-offs (recoveries) to average loans:
Commercial business	0.00%	0.02%	-0.01%	-0.01%
Commercial mortgage - construction	0.00%	0.00%	0.00%	0.00%
Commercial mortgage - multifamily	0.01%	0.00%	0.00%	0.00%
Commercial mortgage - non-owner occupied	0.00%	-0.46%	0.00%	-0.16%
Commercial mortgage - owner occupied	0.00%	-0.13%	0.00%	-0.04%
Residential real estate loans	0.00%	0.00%	0.02%	0.01%
Residential real estate lines	0.00%	0.00%	0.00%	0.07%
Consumer indirect	0.70%	0.92%	0.79%	0.59%
Other consumer	0.95%	3.00%	1.33%	4.57%
Total loans	0.15%	0.14%	0.18%	0.13%

Allowance for credit losses – loans to total loans	1.01%	1.12%	1.01%	1.12%
Allowance for credit losses – loans to nonaccrual loans	110%	522%	192%	522%
Allowance for credit losses – loans to non-performing loans	110%	521%	192%	521%

Loans not analyzed for a specific reserve are segmented into “pools” of loans based on their homogeneous risk characteristics, including purpose, tenor, amortization, repayment source, payment frequency, collateral and recourse. Once loans have been segmented into pools, a loss rate is applied to the amortized cost basis. This is referred to as the “pooled loan” component of the allowance for credit losses estimate. Loans have historically been divided into six portfolio segments of loans including Commercial Loans/Lines, Commercial Mortgage, Indirect Loans, Direct Loans, Residential Lines of Credit, and Residential Loans. Beginning in the third quarter of 2024, we further disaggregated the Commercial Mortgage loans into the following categories: Construction, Multifamily, Non-Owner Occupied, and Owner Occupied based on the risk characteristics of the loans and our methodology for monitoring and assessing credit risk. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including our Loan Review function. We establish a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, and other loans deemed appropriate by management, collectively referred to as collateral dependent loans. See Note 4., Loans, of the notes to the consolidated financial statements for further details on collateral dependent loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Net charge-offs of $1.7 million for the third quarter of 2024 represented 0.15% of average loans on an annualized basis compared to net charge-offs of $1.6 million, or 0.14% of average loans for the third quarter of 2023. The allowance for credit losses – loans was $44.7 million at September 30, 2024, compared with $49.6 million at September 30, 2023. The ratio of the allowance for credit losses – loans to total loans was 1.01% at September 30, 2024 and 1.12% at September 30, 2023. The ratio of allowance for credit losses – loans to non-performing loans was 110% at September 30, 2024, compared with 521% at September 30, 2023. The increase in non-performing loans at September 30, 2024, compared to September 30, 2023 was largely related to two separate and distinct commercial real estate loan relationships in our Upstate New York market, one of which was placed on nonaccrual during the third quarter of 2024, and the other in the fourth quarter of 2023.

The following table sets forth the allocation of the allowance for credit losses – loans by loan category as of the dates indicated (dollars in thousands). The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	Allowance for Credit Losses – Loans by Loan Category
	September 30, 2024		December 31, 2023
		Percentage		Percentage
	Credit	of loans by	Credit	of loans by
	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans
Commercial business	$8,475	14.9%	$13,102	16.5%
Commercial mortgage - construction	5,402	12.1	3,710	11.0
Commercial mortgage - multifamily	2,609	10.6	4,009	10.1
Commercial mortgage - non-owner occupied	7,478	18.5	6,074	17.7
Commercial mortgage - owner occupied	4,200	6.6	2,065	6.1
Residential real estate loans	3,795	14.7	5,286	14.6
Residential real estate lines	833	1.7	764	1.7
Consumer indirect	11,346	19.9	14,099	21.3
Other consumer	540	1.0	1,973	1.0
Total	$44,678	100.0%	$51,082	100.0%

MANAGEMENT'S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (dollars in thousands).

	Non-Performing Assets
	September 30, 2024	December 31, 2023
Nonaccrual loans:
Commercial business	$5,752	$5,664
Commercial mortgage - construction	20,280	5,320
Commercial mortgage - multifamily	71	189
Commercial mortgage - non-owner occupied	4,903	4,651
Commercial mortgage - owner occupied	366	403
Residential real estate loans	5,790	6,364
Residential real estate lines	232	221
Consumer indirect	3,291	3,814
Other consumer	14	13
Total nonaccrual loans	40,699	26,639
Accruing loans 90 days or more delinquent	43	21
Total non-performing loans	40,742	26,660
Foreclosed assets	109	142
Total non-performing assets	$40,851	$26,802

Nonaccrual loans to total loans	0.92%	0.60%
Non-performing loans to total loans	0.93%	0.60%
Non-performing assets to total assets	0.66%	0.44%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at September 30, 2024 were $40.9 million, an increase of $14.0 million from the $26.8 million balance at December 31, 2023. The primary component of non-performing assets is non-performing loans, which were $40.7 million or 0.93% of total loans at September 30, 2024 and $26.7 million or 0.60% of total loans at December 31, 2023. The increase in non-performing loans at September 30, 2024 as compared to December 31, 2023 was largely related to a commercial mortgage - construction relationship that was placed on nonaccrual during the third quarter of 2024.

Approximately $1.2 million, or 3%, of the $40.7 million in non-performing loans as of September 30, 2024 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $109 thousand and $142 thousand of properties representing foreclosed asset holdings at September 30, 2024 and December 31, 2023, respectively.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $34.7 million and $29.9 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2024 and December 31, 2023, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at September 30, 2024. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts as reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$137,627	$228,247	$18,743	$269,902	$654,519
Commercial mortgage - construction	222,600	272,866	37,894	146	533,506
Commercial mortgage - multifamily	173,738	252,778	40,910	101	467,527
Commercial mortgage - non-owner occupied	244,768	424,770	144,360	494	814,392
Commercial mortgage - owner occupied	157,124	114,961	18,106	25	290,216
Residential real estate loans	88,051	253,483	288,431	18,276	648,241
Residential real estate lines	1,496	6,731	26,629	41,347	76,203
Consumer indirect (1)	329,627	545,024	—	—	874,651
Other consumer	10,610	20,884	12,125	115	43,734
Total loans	$1,365,641	$2,119,744	$587,198	$330,406	$4,402,989

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$101,033	$8,199	$54	$109,286
Commercial mortgage - construction		43,240	8,484	9	51,733
Commercial mortgage - multifamily		129,622	25,249	28	154,899
Commercial mortgage - non-owner occupied		250,198	51,470	57	301,725
Commercial mortgage - owner occupied		90,416	17,033	19	107,468
Residential real estate loans		181,370	235,396	14,320	431,086
Residential real estate lines		—	—	—	—
Consumer indirect (1)		545,024	—	—	545,024
Other consumer		20,884	12,125	115	33,124
With a floating or adjustable rate
Commercial business		127,214	10,544	269,848	407,606
Commercial mortgage - construction		229,626	29,410	137	259,173
Commercial mortgage - multifamily		123,156	15,661	73	138,890
Commercial mortgage - non-owner occupied		174,572	92,890	437	267,899
Commercial mortgage - owner occupied		24,545	1,073	6	25,624
Residential real estate loans		72,113	53,035	3,956	129,104
Residential real estate lines		6,731	26,629	41,347	74,707
Consumer indirect (1)		—	—	—	—
Other consumer		—	—	—	—
Total loans maturing after one year		$2,119,744	$587,198	$330,406	$3,037,348

_________

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$978,660	18.4%	$1,010,614	19.4%
Interest-bearing demand	793,996	15	713,158	13.7
Savings and money market	2,027,181	38	2,084,444	40.0
Time deposits	1,506,764	28	1,404,696	26.9
Total deposits	$5,306,601	100.0%	$5,212,912	100.0%

As of September 30, 2024 and December 31, 2023, the aggregate amount of estimated uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $2.09 billion, or 39% of total deposits, and $1.82 billion, or 35% of total deposits, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $348.6 million and $302.6 million at September 30, 2024 and December 31, 2023, respectively. The maturities of our uninsured time deposits at September 30, 2024 were as follows: $162.7 million in three months or less; $32.5 million between three months and six months; $93.6 million between six months and one year; and $59.7 million over one year. Approximately $1.12 billion and $956.3 million of reciprocal and public deposits, characterized as preferred deposits for FDIC call report purposes, were collateralized by government-backed securities as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, estimated uninsured nonpublic deposits were approximately 18% of total deposits.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2024, total deposits were $5.31 billion, representing an increase of $93.7 million, or 2%, from December 31, 2023. The increase was primarily due to increases in public, and non-public deposits, partially offset by decreases in brokered and reciprocal deposits. While seasonality in our public deposit portfolio was a contributor, public deposits accounts maintained higher balances during typical outflow cycles while growing deposits with new and existing municipalities. This was complemented by solid growth of non-public deposits during the nine month period. Time deposits were approximately 28% and 27% of total deposits at September 30, 2024 and December 31, 2023, respectively.

Non-public deposits, the largest component of our funding sources, totaled $3.23 billion and $3.12 billion at September 30, 2024 and December 31, 2023, respectively, and represented 61% and 60% of total deposits as of each date, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market area. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquidity to accommodate the seasonality associated with public deposits. Total public deposits were $1.18 billion and $1.02 billion at September 30, 2024 and December 31, 2023, respectively, and represented 22% of total deposits as of each date.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $816.1 million at September 30, 2024, compared to $817.6 million at December 31, 2023, as this product has been an attractive option for customers with more than $250 thousand on deposit desiring FDIC insurance. Reciprocal deposits represented 15% and 16% of total deposits as of each date, respectively.

Brokered deposits totaled $79.4 million and $256.8 million at September 30, 2024 and December 31, 2023, respectively, and represented 2% and 5% of total deposits as of each date. As of September 30, 2024 and December 31, 2023, $29.4 million and $206.8 million of interest-bearing demand deposits and $50.0 million of time deposits were brokered deposit accounts. The Bank reduced the outstanding balance of the brokered sweep deposit portfolio by $180.0 million in April 2024 through the utilization of more cost effective funding sources.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023
Short-term borrowings:
FHLB	$55,000	$107,000
FRB	—	78,000
Total short-term borrowings	55,000	185,000
Long-term borrowings:
FHLB	50,000	50,000
Subordinated notes, net	74,765	74,532
Total long-term borrowings	124,765	124,532
Total borrowings	$179,765	$309,532

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at September 30, 2024 and December 31, 2023 totaled $55.0 million and $107.0 million, respectively. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. In May 2023, we borrowed $15.0 million under the Federal Reserve Bank (“FRB”) Bank Term funding program at a rate of 4.80%, which matured on May 8, 2024. In December 2023, we borrowed an additional $50 million under the program at an interest rate of 4.89%, which matures on December 13, 2024, and $13.0 million at an interest rate of 4.88%, which matures on December 20, 2024. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. We continue to be proactive in managing funding costs and reduced short-term borrowings in the third quarter.

As of September 30, 2024, $50.0 million of the short-term borrowings balance was designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%, $30.0 million was designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%, and $25.0 million was designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $284.7 million of immediate credit capacity with the FHLB, and approximately $878.6 million in secured borrowing capacity at the FRB discount window as of September 30, 2024. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had $155.0 million of credit available under unsecured federal funds purchased lines with various banks as of September 30, 2024, with no amounts outstanding. Additionally, we had approximately $133.7 million of unencumbered liquid securities available for pledging at September 30, 2024.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At September 30, 2024, no amounts have been drawn on the line of credit.

Long-term Borrowings

As of September 30, 2024 we had a long-term advance payable to FHLB of $50.0 million. The advance matures on January 20, 2026 and bears interest at a fixed rate of 4.05%. FHLB advances are collateralized by securities from our investment portfolio and certain qualifying loans.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy. Management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of September 30, 2024, all structural liquidity ratios and early warning indicators remain in compliance, with what we believe are ample funding sources available in the event of a stress scenario.

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

The primary source of our non-deposit short-term borrowings is FHLB advances, of which $55.0 million were outstanding at September 30, 2024. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $1.32 billion as of September 30, 2024 from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2024. The line of credit has a one-year term and matures in May 2025. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $249.6 million as of September 30, 2024, up $125.1 million from $124.4 million as of December 31, 2023. During the nine months ended September 30, 2024, net cash provided by operating activities totaled $50.1 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash provided by investing activities totaled $126.7 million, which primarily included inflows from a decrease in net loans of $53.2 million, $51.0 million for net proceeds from investment securities, and $27.0 million for the proceeds from the sale of the assets of SDN, partially offset by outflows of $4.6 million for purchases of premises and equipment. Net cash used in financing activities of $51.7 million was primarily attributed to a $130.0 million net decrease in short-term borrowings, and $15.0 million in dividend payments, partially offset by a $93.7 million net increase in deposits.

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

Shareholders’ equity was $500.3 million at September 30, 2024, an increase of $45.5 million from $454.8 million at December 31, 2023, primarily due to net income in the first nine months of 2024, and a decrease in accumulated other comprehensive loss of $17.9 million during the nine months ended September 30, 2024 due primarily to a decrease in net unrealized losses on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies on a consolidated basis. As of September 30, 2024, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. See the “Basel III Capital Rules” section below for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands):

	September 30,	December 31,
	2024	2023
Common shareholders’ equity	$485,184	$441,773
Less: Goodwill and other intangible assets	58,292	69,594
Net unrealized loss on investment securities (1)	(92,996)	(111,761)
Hedging derivative instruments	2,530	3,911
Net periodic pension and postretirement benefits plan adjustments	(11,448)	(11,946)
Other	(115)	(145)
Common Equity Tier 1 (“CET1”) Capital	528,921	492,120
Plus: Preferred stock	17,292	17,292
Tier 1 Capital	546,213	509,412
Plus: Qualifying allowance for credit losses	45,581	48,916
Subordinated Notes	74,765	74,532
Total regulatory capital	$666,559	$632,860
Adjusted average total assets (for leverage capital purposes)	$6,082,367	$6,224,339
Total risk-weighted assets	$5,145,278	$5,218,724

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	8.98%	8.18%
CET1 Capital (CET1 capital to total risk-weighted assets)	10.28%	9.43%
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.62%	9.76%
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	12.95%	12.13%

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

Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules. As of September 30, 2024, the Company and Bank’s capital levels remained characterized as “well capitalized” under the Basel III rules, including the additional capital conversion buffer.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of September 30, 2024 and December 31, 2023 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (dollars in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Tier 1 leverage:
Company	$546,213	8.98%	$243,295	4.00%	$304,118	5.00%
Bank	600,404	9.89	242,853	4.00	303,567	5.00
CET1 capital:
Company	528,921	10.28	360,169	7.00	334,443	6.50
Bank	600,404	11.70	359,208	7.00	333,551	6.50
Tier 1 capital:
Company	546,213	10.62	437,349	8.50	411,622	8.00
Bank	600,404	11.70	436,182	8.50	410,524	8.00
Total capital:
Company	666,559	12.95	540,254	10.50	514,528	10.00
Bank	645,986	12.59	538,813	10.50	513,155	10.00
December 31, 2023
Tier 1 leverage:
Company	$509,412	8.18%	$248,974	4.00%	$311,217	5.00%
Bank	562,775	9.06	248,385	4.00	310,481	5.00
CET1 capital:
Company	492,120	9.43	365,311	7.00	339,217	6.50
Bank	562,775	10.82	364,191	7.00	338,177	6.50
Tier 1 capital:
Company	509,412	9.76	443,592	8.50	417,498	8.00
Bank	562,775	10.82	442,232	8.50	416,218	8.00
Total capital:
Company	632,860	12.13	547,966	10.50	521,872	10.00
Bank	611,691	11.76	546,286	10.50	520,272	10.00
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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2023 to September 30, 2024. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending September 30, 2025, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-300 bp	-200 bp	-100 bp	+100 bp
Estimated change in net interest income	$(17,201)	$(11,660)	$(5,722)	$3,649
% Change	-9.52%	-6.45%	-3.17%	2.02%

In the rising rate scenarios, the static model results indicate that net interest income is modeled to increase compared to the flat rate scenario over a one-year time frame. This is a combination of an increase across the entire deposit portfolio, which has decreased wholesale borrowings and the higher cost associated with the borrowings. This simulation does not consider balance sheet growth or a change in the balance sheet mix. As intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income should improve over the longer-term time frame. Model results in the declining rate scenario show a decrease in net interest income due to a combination of increases in the yield curve, as well as increases in higher paying public and nonpublic deposits, which will reprice downward slower due to market deposit competition.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2024 and December 31, 2023 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2024 and December 31, 2023. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	September 30, 2024			December 31, 2023
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$696,228			$627,519
- 300 Basis Points	604,300	$(91,928)	-13.20%	584,066	$(43,453)	-6.92%
- 200 Basis Points	641,432	(54,796)	-7.87	603,181	(24,338)	-3.88
- 100 Basis Points	672,833	(23,395)	-3.36	616,940	(10,579)	-1.69
+ 100 Basis Points	710,808	14,580	2.09	626,463	(1,056)	-0.17

The increase in the Pre-Shock Scenario EVE at September 30, 2024 compared to December 31, 2023 is the result of the overall value increase of the loan portfolio, slightly offset by deposits. The sensitivity in the down Rate Shock Scenarios to EVE grow more negative at September 30, 2024 compared to December 31, 2023. This is a result from concentrated efforts to grow the deposit portfolio to decrease wholesale borrowings, and a subsequent mix shift from non-maturity deposits to time deposits. As a result, the shift from non-maturity to time deposits has made the deposit portfolio slightly less valuable in non-public deposits which was slightly offset by the seasonal inflow of non-maturity public deposits.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

All depositions and document productions have been completed. Plaintiff did not file a Motion in Limine by September 11, 2024. Plaintiffs however filed a motion for partial judgment on October 8, 2024 asserting that the recoupment claims were barred because they were too distinct from the underlying claims. We intend to file an opposition against the motion for partial summary judgment with the Court by the November 7, 2024 deadline. The parties continue to discuss potential candidates to serve as a mediator in response to the Court’s instruction that they explore further settlement or mediation discussions.

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

ITEM 1A. Risk Factors

During the quarter ended September 30, 2024, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In June 2022, the Company’s Board of Directors authorized a share repurchase program for up to 766,447 shares of common stock. The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the third quarter of 2024 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 – July 31, 2024	—	$—	—	766,447
August 1, 2024 – August 31, 2024	1,081	24.04	—	766,447
September 1, 2024 – September 30, 2024	—	—	—	766,447
Total	1,081	$24.04	—	766,447

(1) This column reflects shares of common stock deemed surrendered to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

ITEM 5. Other Information

During the third quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, November 4, 2024
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	, November 4, 2024
W. Jack Plants II
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sandra L. Byers	, November 4, 2024
Sandra L. Byers
Senior Vice President and Controller
(Principal Accounting Officer)