Form 10-K
period 2024-12-31
FINANCIAL INSTITUTIONS INC
filed 2025-03-12
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2024 closing price reported by Nasdaq, was approximately $290,557,000.

As of February 28, 2025, there were outstanding, exclusive of treasury shares, 20,077,893 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

FORWARD LOOKING INFORMATION

Statements and financial analysis contained in this Annual Report on Form 10-K that are based on other than historical data are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations, and performance of Financial Institutions, Inc. (the “Parent” or “FII”) and its subsidiaries (collectively, the “Company,” “we,” “our,” or “us”); and
•
preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “projects” or similar expressions.

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

Credit Risks and Risks Related to Banking Activities

•
If we experience greater credit losses than anticipated, earnings may be adversely impacted;
•
We are subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations;
•
Geographic concentration in our loan portfolio may unfavorably impact our operations;
•
Our commercial business and commercial mortgage loans increase our exposure to credit risks;
•
If our non-performing assets increase, our earnings will be adversely affected;
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
•
Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations;
•
We are subject to environmental liability risk associated with our lending activities; and
•
We operate in a highly competitive industry and market area.

Legal and Regulatory Risks

•
Legal and regulatory proceedings and related matters, such as the action brought by a class of consumers against us as described in Part I, Item 3, “Legal Proceedings,” could adversely affect us and the banking industry in general;
•
Any future Federal Deposit Insurance Corporation (“FDIC”) insurance premium increases may adversely affect our earnings;
•
We are highly regulated, and any adverse regulatory action may result in additional costs, loss of business opportunities, and reputational damage;
•
Non-compliance with the USA PATRIOT Act and the Bank Secrecy Act could subject us to fines, sanctions, or other negative actions;
•
We are subject to the Community Reinvestment Act (the “CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties;
•
The policies of the Federal Reserve Board have a significant impact on our earnings; and
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

Risks Related to Non-Banking Activities

•
Our investment advisory and wealth management operations are subject to risk related to the regulation of the financial services industry and market volatility.

Strategic and Operational Risks

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
•
We rely on dividends from our subsidiaries for most of our revenue; and
•
If our risk management framework does not effectively identify or mitigate our risks, we could suffer losses.

Market Risks

•
We are subject to interest rate risk, and fluctuations in market interest rates may affect our interest margins and income, demand for our products, defaults on loans, loan prepayments and the fair value of our financial instruments;
•
The soundness of other financial institutions could adversely affect us; and
•
We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all.

Technology and Cybersecurity Risks

•
Emerging technology, including cloud computing and artificial intelligence (“AI”), introduces new risks while possibly being essential to support business strategy;
•
We rely on third parties to provide critical business services and protect the confidentiality, integrity, and availability of confidential data;
•
We, or our service providers, may experience a cyber-attack, system failure, natural disaster, or other uncontrollable event that may disrupt business operations; and
•
We are subject to evolving laws and regulations relating to cybersecurity protection and data privacy, and failure to comply could expose us to regulatory liability, reputational risk and financial risk.

Risks Related to our Common Stock

•
We may not pay or may reduce the dividends on our common stock, and our ability to pay dividends is subject to certain restrictions;
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

General Risk Factors

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

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected. See also Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for further information. Except as required by law, we do not undertake, and specifically disclaim any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The Parent’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Parent’s direct wholly-owned subsidiaries are: Five Star Bank, referred to as “FSB” or “the Bank,” which provides a full range of banking services to consumer, commercial and municipal customers in Western and Central New York, and commercial loans in the Mid-Atlantic region, through a loan production office in Ellicott City, Maryland (a suburb of Baltimore, Maryland), and the Central New York region, through an office in Syracuse, New York; and Courier Capital LLC, referred to as “Courier Capital,” which provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. Prior to April 1, 2024, the Parent also owned SDN Insurance Agency, LLC, referred to as “SDN,” which sold various premium-based insurance policies on a commission basis to commercial and consumer customers. On April 1, 2024, the Company announced and closed the sale of the assets of SDN to NFP Property & Casualty Services, Inc., a subsidiary of NFP Corp. Following the sale of the assets of SDN, the Company changed the name of the entity to Five Star Advisors LLC and expects to utilize it to serve as a conduit to refer insurance business to NFP.

At December 31, 2024, the Company had consolidated total assets of $6.12 billion, deposits of $5.10 billion and shareholders’ equity of $569.0 million and the Bank represented 99%, and Courier Capital represented less than 1%, of the consolidated assets of the Company. The consolidated financial statements include the accounts of the Parent, the Bank, Courier Capital, and prior to April 1, 2024, SDN.

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

At December 31, 2024, the Bank had total assets of $6.08 billion, investment securities of $1.03 billion, net loans of $4.43 billion, deposits of $5.15 billion and shareholders’ equity of $595.5 million. The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans.

Courier Capital, LLC

Courier Capital is an SEC-registered investment advisory and wealth management firm founded in 1967 and headquartered in Western New York, with offices in Buffalo, Rochester and Jamestown, New York, and Pittsburgh, Pennsylvania. With $3.09 billion in assets under management as of December 31, 2024, Courier Capital offers customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses and institutions. For the year ended December 31, 2024, Courier Capital had total revenue of $10.3 million.

Five Star REIT, Inc.

Five Star REIT, Inc. (“Five Star REIT”), a wholly-owned subsidiary of the Bank, operates as a real estate investment trust that primarily holds residential mortgages and commercial real estate loans. Five Star REIT provides additional flexibility and planning opportunities for the business of the Bank.

Business Strategy

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking and other financial services needs of individuals, municipalities and businesses of the communities surrounding our primary service area. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad-based banking relationships. Our core customers are primarily small- to medium-sized businesses, individuals and community organizations who prefer to build banking and wealth management relationships with a community bank that offers high-quality, competitively-priced products and services with personalized service. Because of our identity and origin as a locally operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

A key aspect of our current business strategy is to foster a community-oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. We believe that we are well-positioned to be a strong competitor within our market area because of our focus on community banking needs and customer service, our comprehensive suite of deposit, loan, and wealth management products and services typically found at larger banks, our highly experienced management team and our strategically located banking centers.

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

We will continue to explore market expansion opportunities that complement current market areas as opportunities arise. Our primary focus will be on increasing the Bank’s market share within existing markets, while taking advantage of potential growth opportunities within our non-interest income line of business by acquiring businesses that can be incorporated into existing operations. We believe our capital position remains strong enough to support an active merger and acquisition strategy and the expansion of our core financial service businesses. Consequently, we continue to explore acquisition opportunities in these activities. When evaluating acquisition opportunities, we will balance the potential for earnings accretion with maintaining adequate capital levels, which could result in our common stock being the predominant form of consideration and/or the need for us to raise capital.

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

HUMAN CAPITAL RESOURCES STRATEGY

Our Company’s vision, purpose and core values collectively make up what we consider to be our “Five Star Promise” and they provide clarity around what we believe as a Company and why we exist. Our vision is to be a high-performing community bank, offering a simple, connected and trusted experience in the markets we serve. Our purpose is to keep the people of Five Star’s well-being at the heart of everything we do, so that our team, our customers and our communities will thrive and realize their dreams. We also champion five core corporate values that employees at all levels of our company are expected to live up to by being humble, empowered, ambitious, resilient and transparent.

To facilitate talent attraction and retention, we strive to make the Company an inclusive, safe and healthy workplace, with opportunities for all of our employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs.

Employee Profile

As of December 31, 2024, we had 598 employees situated across the United States (the “U.S.”). This represents a decrease of 26 employees, or 4%, from December 31, 2023, which was primarily attributable to the sale of our insurance subsidiary.

As of December 31, 2024, approximately 66% of our current workforce was female, 34% male, and our average tenure was 6.84 years, which remained flat with December 31, 2023.

Total Rewards

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to market competitive base wages, our rewards programs include performance-based bonus opportunities, equity compensation, Company-sponsored retirement plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, hybrid remote work opportunities, flexible work schedules, and employee assistance programs. We also provide tuition and training reimbursement programs to support the professional and personal development of our employees.

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

Talent Recruitment, Retention and Development

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment among our employees, which in turn grows our business, our products, and our customers, while also adding new talent, skill sets and ideas to support a continuous improvement mindset and our goals of a diverse and inclusive workforce.

We conduct intentional, strategic hiring to supplement the organization with new skill sets and perspectives. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and, additionally, we incent employee referrals for open positions.

Our performance management framework positions our leaders as coaches who continuously develop and grow talent through ongoing performance and development discussions, formal talent and development assessments, goal setting and feedback and performance-based compensation programs. Since 2022, we have conducted annual talent calibrations to assess internal talent and identify gaps and development opportunities.

We seek to develop a high-performing and engaged team and we have adapted our approach to training over time to support that goal. Our learning management platform, Five Star University, enables professional development, competency training and upskilling for an evolving workforce. Through this platform, we are able to deliver e-Learning trainings that employees can complete on their own time as well as live instructor-led trainings on a variety of topics, including compliance, anti-discrimination, active shooter prevention, people leadership skills, and more.

Our employees are empowered to play an active role in evolving our Company and its culture, including through annual and periodic engagement surveys that measure employee satisfaction and provide valuable feedback to leadership. We were pleased to be Certified by Great Place To Work® for the second time in 2024, placing us in an elite group of global employers who achieved an outstanding culture based on anonymous survey data collected from their own employees. We also maintain a positive culture through promoting recognition, utilizing an engagement tool where employees can post peer-to-peer recognition for accomplishments and career milestones that is adaptive to our growing footprint as well as formal, annual recognition through our HEART awards.

Inclusivity

We strive toward having a powerful team of employees, knowing we are better together with our combined wisdom and intellect. We focus on understanding, accepting, and valuing the differences between people. To accomplish this, we have an established council which is made up of designated employee representatives from throughout our operating footprint. This council meets regularly to provide feedback and ideas that inform our human capital strategy and approach to employee engagement. Based on the council’s input, we established a series of trainings to raise awareness of unconscious bias and equip leaders to build inclusive team experiences.

MARKET AREAS AND COMPETITION

We provide a wide range of banking and financial services to individuals, municipalities and businesses through a network of more than 48 offices and an extensive ATM network throughout Western and Central New York. The region includes the counties of Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Schuyler, Seneca, Steuben, Wayne, Wyoming and Yates. Our banking activities, though concentrated in the communities where we maintain branches, also extend into neighboring counties. During 2024, our consumer indirect lending presence included the Capital District of New York and Northern and Central Pennsylvania, and we have commercial loan production offices in Baltimore, Maryland and Syracuse, New York, serving the Mid-Atlantic and Central New York regions, respectively. Effective January 1, 2024, we exited the Pennsylvania automobile market in order to align our focus more fully around our core Upstate New York market.

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

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2024, in each county where we have operations in New York. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global Market Intelligence, which compiles deposit data published by the FDIC as of June 30, 2024, and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

County	Market Share	Market Rank	Number of Branches (1)
Allegany	9.89%	2	1
Cattaraugus	23.57%	2	4
Cayuga	15.25%	2	1
Chemung	13.97%	3	2
Erie	0.66%	9	6
Genesee	20.76%	3	2
Livingston	36.16%	1	5
Monroe	2.44%	8	8
Ontario	10.68%	4	4
Orleans	28.76%	2	2
Seneca	33.74%	1	2
Steuben	34.99%	2	5
Wyoming	68.03%	1	4
Yates	29.42%	2	2
(1)
Number of branches current as of December 31, 2024.

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

Our investment securities strategy is focused on providing liquidity to meet loan demand and redeeming liabilities, providing collateral to meet pledging requirements, maximize after tax income, managing credit risks, managing overall interest rate risks and maximizing portfolio yield. Our current policy generally limits security purchases to the following:

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
•
Mortgage-backed securities (“MBS”), which include mortgage-backed pass-through securities, collateralized mortgage obligations, and multi-family MBS issued by GNMA, FNMA and FHLMC;
•
Government Guaranteed Loans (“GGLs”) or loans to business enterprises guaranteed by the Small Business Administration (“SBA”) or U.S. Department of Agriculture (“USDA”). Includes SBA “Guaranteed Interest Certificates,” which represent a beneficial interest in the entire SBA-guaranteed portion of an individual loan, provided the loan is for commercial and industrial purposes.

•
Investment grade municipal securities, including revenue, tax and bond anticipation notes, statutory installment notes and general obligation bonds;
•
Certain creditworthy unrated securities issued by municipalities;
•
Certificates of deposit;
•
Subordinated debt issues for a public bank holding company;
•
Equity securities at the holding company level;
•
Derivative instruments; and
•
Limited partnership investments.

LENDING ACTIVITIES

General

We offer a broad range of loans including commercial business and revolving lines of credit, commercial mortgages, equipment loans, residential mortgage loans and home equity loans and lines of credit, automobile loans and personal loans. Newly originated and refinanced fixed rate residential mortgage loans are either retained in our portfolio or sold to the secondary market with servicing rights retained.

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

Commercial Lending

We primarily originate commercial business loans and lines of credit in our market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short- and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, where possible, a first position collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. Term loans generally have a term up to 7 years, or up to 10 years with an SBA guarantee, while revolving lines generally have a 3-year term or less. As of December 31, 2024, our commercial business loan portfolio totaled $665.3 million, or 15% of our total loan portfolio. As of December 31, 2024, $140.9 million, or 21%, of our aggregate commercial business loan portfolio were at fixed interest rates, while $524.4 million, or 79%, were at variable interest rates.

We also offer commercial mortgage loans to finance the purchase or renovation of real property, which generally consists of loans to businesses or developers seeking to construct or renovate commercial properties, commercial mortgages for the purpose of purchasing or renovating existing residential multifamily properties, commercial owner-occupied properties, in which the borrowing entity occupies at least 50% of the property, or other non-owner occupied commercial properties. Commercial construction loans typically have a 3-year term or less, while other commercial mortgages generally have a term of up to 10 years. The majority of our commercial mortgage loans are secured by first liens on the real estate and are typically amortized over a 15- to 30-year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2024, our commercial mortgage loan portfolio totaled $2.20 billion, or 49.1% of our total loan portfolio. As of December 31, 2024, $747.6 million, or 34%, of the loans in our aggregate commercial mortgage portfolio were at fixed interest rates, while $1.45 billion, or 66%, were at variable interest rates.

We utilize government loan guarantee programs when available and appropriate.

Government Guarantee Programs

We participate in government loan guarantee programs offered by the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2024, we had loans with an aggregate principal balance of $23.3 million that were covered by guarantees under these programs. The guarantees typically cover only a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while reducing credit risk.

Residential Real Estate Lending

We originate fixed and variable rate one-to-four family residential mortgage loans and lines collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, including home improvement loans, closed-end home equity loans, and home equity lines of credit, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. As of December 31, 2024, our residential real estate loan portfolio totaled $650.2 million, or 15% of our total loan portfolio. As of December 31, 2024, our residential real estate lines portfolio totaled $75.6 million, or 2% of our total loan portfolio. As of December 31, 2024, $479.5 million, or 74%, of the loans in our residential real estate loan portfolio were at fixed interest rates, while $170.7 million, or 26%, were at variable interest rates. The residential real estate lines portfolio primarily consists of variable rate lines. Approximately 92% of the loans and lines in our residential real estate portfolios were in first lien positions at December 31, 2024. We do not engage in sub-prime or other high-risk residential mortgage lending as a line of business.

We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. We typically follow the underwriting and appraisal guidelines of the secondary market, including the FHLMC and the Federal Housing Administration, and service the loans in a manner that satisfies the secondary market agreements. As of December 31, 2024, our residential mortgage servicing portfolio totaled $280.8 million, the majority of which has been sold to the FHLMC.

Consumer Lending

We offer a variety of loan products to our consumer customers, including automobile loans, secured installment loans and other types of secured and unsecured personal loans. As of December 31, 2024, our consumer indirect portfolio totaled $845.8 million, or 19% of our total loan portfolio. Outstanding consumer loan balances were concentrated in indirect automobile loans.

We originate indirect consumer loans for a mix of new and used vehicles predominately through franchised new car dealers. The consumer indirect loan portfolio is primarily comprised of loans with terms that typically range from 36–84 months. We have developed relationships with franchised new car dealers in Western, Central and the Capital District of New York. The consumer indirect loan portfolio primarily consists of fixed rate loans with relatively short durations. Effective January 1, 2024, we exited the Pennsylvania automobile market in order to align our focus more fully around our core Upstate New York market.

We also originate other consumer automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12–60 months and vary based upon the nature of the collateral and the size of loan. A portion of the consumer lending program is underwritten on a secured basis using the customer’s financed automobile, mobile home, boat or recreational vehicle as collateral. The other loans in our consumer portfolio approximated $14 million as of December 31, 2024, all of which were fixed interest rate loans.

Through our BaaS line of business, we originated secured consumer residential solar loans. The terms of these loans typically ranged from 7–25 years. On September 16, 2024, we announced our intent to begin an orderly wind down of our BaaS offerings, following a careful review by the executive management and Board of Directors undertaken in conjunction with our annual strategic planning process. As of December 31, 2024, the residential solar loan portfolio approximated $29 million, all of which were fixed interest rate loans.

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

Our credit objectives are to:

•
Compete effectively and service the legitimate credit needs of the communities within our market;
•
Enhance our reputation for superior quality and timely delivery of products and services;
•
Provide pricing that reflects the entire relationship and is commensurate with the risk profiles of our borrowers;
•
Retain, develop and acquire profitable, multi-product, value-added relationships with high-quality borrowers;
•
Focus on government guaranteed lending to meet the needs of the small businesses in our communities;
•
Develop efforts to serve majority, minority, low and moderate income and other traditionally underserved communities; and
•
Comply with all relevant laws and regulations.

To render an independent and objective evaluation of our asset quality and credit administration process, our policy includes loan reviews, performed by our Credit Review function under the supervision of the Chief Risk Officer and governance provided by our Audit and Risk Oversight committees of the Board of Directors.

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
•
Trends in volume and terms of loans;
•
Effects of changes in lending policy;
•
National and local economic trends and conditions excluding the loss driver, which is national unemployment;
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
2.
Loans not analyzed for a specific reserve are segmented into “pools” of loans based upon similar risk characteristics. This is referred to as the pooled loan component of the allowance for credit losses estimate. The Company has identified nine portfolio segments of loans including Commercial Loans/Lines, Commercial Mortgage–Construction, Commercial Mortgage–Multifamily, Commercial Mortgage–Owner Occupied, Commercial Mortgage–Non-owner Occupied, Residential Real Estate Loans, Residential Real Estate Lines of Credit, Indirect Loans, and Other Consumer Loans. Each segment, or pool, is quantitatively analyzed using a discounted cash flow approach over the life of the loan. The pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with (or industry indices where there are not statistically meaningful defaults for a pool) reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s credit risk review function.

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
4.
The Company had made the election under the FASB’s Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments—Credit Losses, of not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner, as described above.
5.
The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The unfunded reserve is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized as a provision for credit loss expense in the consolidated statements of operations. The unfunded reserve is determined by estimating expected future funding, under each segment, and applying the expected loss rates. Expected future funding is based on historical averages of funding rates (i.e., the likelihood of draws taken). To estimate future funding on unfunded balances, current funding rates are compared to historical funding rates.

Management presents a quarterly review of the adequacy of the allowance for credit losses to the Audit Committee of our Board of Directors based on the methodology described above. See also the section titled “Allowance for Credit Losses” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

SOURCES OF FUNDS

Our primary sources of funds are deposits and borrowed funds.

Deposits

We maintain a full range of deposit products and accounts to meet the needs of the residents and businesses in our primary service area. Products include an array of checking and savings account programs for individuals, municipalities, and businesses, including money market accounts, certificates of deposit, sweep investment capabilities as well as Individual Retirement Accounts and other qualified plan accounts. We rely primarily on competitive pricing of our deposit products, customer service and long-standing relationships with customers to attract and retain these deposits and seek to make our services convenient to the community by offering a choice of several delivery systems and channels, including telephone, mail, online, automated teller machines (“ATMs”), debit cards, point-of-sale transactions, automated clearing house transactions (“ACH”), ITMs, remote deposit, and mobile banking via telephone or wireless devices. We also take advantage of the use of technology by offering business customers banking access via the Internet and various advanced cash management systems.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $746.7 million at December 31, 2024.

Borrowings

We have access to a variety of borrowing sources and use both short-term and long-term borrowings to support our asset base. Borrowings from time-to-time include federal funds purchased, securities sold under agreements to repurchase, brokered deposits, FHLB advances, and borrowings from the discount window of the Federal Reserve Bank (“FRB”).

Other sources of funds include scheduled amortization and prepayments of principal from loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

Common Stock Offering

On December 13, 2024, we completed an underwritten public offering of 4,600,000 shares of common stock, including 600,000 shares as result of the underwriters exercising their overallotment option, at $25.00 per share. We received net proceeds of $108.6 million after deducting underwriting discounts and commissions, and other offering expenses from the sale of our common stock. As intended, a portion of the net proceeds was used to fund losses associated with a strategic investment securities restructuring, which was completed in late December. The proceeds may also be used for general corporate purposes which may include the repayment of indebtedness.

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

Holding Company Regulation

We are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board (“FRB” or “Federal Reserve”), under the Bank Holding Company Act (the “BHC Act”), as amended by, among other laws, the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). We are registered with the Federal Reserve as a financial holding company (“FHC”). We must file reports with the FRB and submit such additional information as the FRB may require, and our holding company and non-banking affiliates are subject to examination by the FRB. Under federal regulation and FRB policy, an FHC must serve as a source of strength for its subsidiary banks. Under the FRB’s policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. The BHC Act provides that an FHC must obtain FRB approval before:

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

The BHC Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. However, the GLBA amended portions of the BHC Act to authorize FHCs, such as us, to directly or through non-bank subsidiaries engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake and maintain these activities, an FHC must certify that all the depository institutions controlled by the company are well capitalized and well managed.

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

Depository Institution Regulation

The Bank is organized under the laws of the state of New York. It is a member of the Federal Reserve System, and its deposits are insured under the Deposit Insurance Fund (“DIF”) of the FDIC up to applicable legal limits. The lending, investment, deposit-taking, and other business authority of the Bank is governed primarily by state and federal law and regulations, and the Bank is prohibited from engaging in any operations not authorized by such laws and regulations. The Bank is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the New York State Department of Financial Services (the “NY DFS”) and the FRB, and to a lesser extent by the FDIC, as its deposit insurer. This regulatory structure includes:

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

The Economic Growth Act provided for a potential exception from the Basel III Rules for community banks that maintain a Community Bank Leverage Ratio (“CBLR”) of at least 8.0% to 10.0%. The CBLR is calculated by dividing Tier 1 capital by the bank’s average total consolidated assets. In the final rules approved by the FRB in November 2019, qualifying community banking organizations that opt in to using the CBLR are considered to be in compliance with the Basel III Rules as long as the bank maintains a CBLR of greater than 9.0%. If a bank is not a qualifying community banking organization, does not opt in to using the CBLR, or cannot maintain a CBLR of greater than 9.0%, the bank would have to comply with the Basel III Rules. We did not opt into using the CBLR and determined to comply with the Basel III Rules instead of using the CBLR framework.

Leverage Requirements

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (the “leverage ratio”), of 4.0%.

Prompt Corrective Action

The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, the federal banking agencies to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. The FDIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is deemed to be “well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET 1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.

The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see the section titled “Sources and Uses of Capital Resources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Annual Report on Form 10-K. The current requirements and the actual levels for the Company and the Bank are detailed in Note 13, Regulatory Matters, of the notes to consolidated financial statements, included in Part II, Item 8, of this Annual Report on Form 10-K.

Brokered Deposits

The FDIA and FDIC regulations thereunder limit the ability of banks to accept, renew or rollover brokered deposits unless the institution is well-capitalized under the prompt corrective action framework discussed above, or unless it is adequately capitalized and obtains a waiver from the FDIC. Less-than-well-capitalized banks also are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit assessments on such deposits. In December 2020, the FDIC issued a final rule amending its regulations governing brokered deposits. The rule sought to clarify and modernize the FDIC’s regulatory framework for brokered deposits. Notable aspects of the rule include: (i) the establishment of bright-line standards for determining whether an entity meets the statutory definition of “deposit broker”; (ii) the identification of a number of business relationships in which the agent or nominee is automatically not deemed to be a “deposit broker” because their primary purpose is not the placement of funds with depository institutions (the “primary purpose exception”); (iii) the establishment of a more transparent application process for entities that seek the “primary purpose exception,” but do not qualify as one of the identified business relationships to which the exception is automatically applicable; and (iv) the clarification that third parties that have an exclusive deposit-placement arrangement with only one insured depository institution is not considered a “deposit broker.” The final rule took effect in April 2021 and full compliance with the rule has been required since January 1, 2022. Further, as mandated by the Economic Growth Act, the FDIC’s brokered deposit regulations provide a limited exception for reciprocal deposits for banks that are well managed and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified banks are able to exempt from treatment as “brokered” deposits up to $5 billion or 20% of the institution’s total liabilities in reciprocal deposits (which are defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits placed by the institution in other network member banks).

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

Notification to the FRB is required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month period net earnings are insufficient to fund the dividend amount, among other requirements. Under such circumstances, we may not pay a dividend should the FRB object until such time as we receive approval from the FRB or no longer need to provide notice under applicable regulations.

The primary source of cash for dividends we pay is the dividends we receive from the Bank. The Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Under New York banking law, the Bank may declare and pay dividends from its net profits, unless there is an impairment of capital. Additionally, approval of the NY DFS is required prior to paying a dividend if the dividend declared by the Bank exceeds the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years. The Bank declared dividends of $21.0 million and $14.0 million in 2024 and 2023, respectively.

Federal Deposit Insurance Assessments

The Bank is a member of the FDIC and pays an insurance premium to the FDIC to fund the DIF based upon the Bank’s assessable assets on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government.

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

The FDIC may also issue special assessments. In 2023, the FDIC issued a special assessment, applicable to banks with uninsured deposits in excess of $5 billion, in order to recover losses sustained by the DIF as a result of the March 2023 failures of Silicon Valley Bank and Signature Bank.

The FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound, the institution has engaged in unsafe or unsound practices, or it has violated any applicable law, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on our earnings, operations and financial condition. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Consumer Laws and Regulations

In addition to the laws and regulations discussed herein, the Bank is also subject to certain federal and state laws and regulations that are designed to protect consumers in transactions with banks. Many of these laws are implemented through regulations issued by the Consumer Financial Protection Bureau (the “CFPB”) though, for institutions of the Bank’s asset size, compliance with those regulations is subject to supervision and examination by the federal banking regulator, i.e., the FRB in the Bank’s case. While the list set forth herein is not exhaustive, these laws include, among others, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service members Civil Relief Act, and these laws’ respective state-law counterparts, as well as state usury laws and federal and state laws regarding unfair, deceptive and abusive acts and practices, and each of these laws’ implementing regulations. These and other federal and state laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Banks’s ability to raise interest rates and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal and state bank regulators, federal law enforcement agencies, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, fines and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

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

On October 24, 2023, the FDIC, the FRB, and the Office of the Comptroller of the Currency (“OCC”) issued a final rule to strengthen and modernize the federal CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. Under the regulations, the applicability date for the majority of the provisions is January 1, 2026, and for additional requirements, January 1, 2027. The new rule remains subject to the outcome of ongoing litigation.

Privacy and Cybersecurity

Federal banking regulators, as required under the GLBA, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to non-affiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the GLBA affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

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

Digital Banking

Technological developments continue to significantly alter the ways in which financial institutions and their customers conduct their business. The growth of the Internet has caused banks to adopt and refine alternative distribution and marketing systems. The federal bank regulatory agencies have targeted various aspects of Internet banking, including security and systems. There can be no assurance that federal or state bank regulatory agencies will not adopt new regulations that will materially affect the Bank’s Internet operations or restrict any such further operations.

Cannabis Banking

The Marijuana Regulation and Taxation Act was signed into law on March 31, 2021, legalizing the possession and sale of recreational marijuana in New York State for adults aged 21 or older, and the state has issued adult-use cannabis cultivation, processing and retail dispensary licenses. We have implemented a program to provide financial products and services to legal cannabis-related businesses and partner with other financial institutions who provide such services. Our exposure to these types of businesses is expected to be tempered by our previously announced exit from the BaaS line of business.

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

Regulatory authorities routinely examine financial institutions for compliance with these obligations. The failure of a financial institution to maintain and implement an adequate program to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have increased their regulatory scrutiny of the Bank Secrecy Act (“BSA”) and anti-money laundering and countering the financing of terrorism (“AML/CFT”) programs maintained by financial institutions and have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations. The Bank has adopted policies and procedures which are in compliance with these requirements.

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering and anti-terrorist financing laws. Among other things, it codified a risk-based approach to anti-money laundering compliance for financial institutions; required the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; required the development of standards for testing technology and internal processes for BSA compliance; expanded enforcement and investigation-related authority, including the increase of available sanctions for certain BSA violations; and expanded BSA whistleblower incentives and protections. In June 2021, FinCEN issued the priorities for anti-money laundering and countering the financing of terrorism policy required under AMLA. The national priorities include: (i) corruption, (ii) cybercrime, (iii) terrorist financing, (iv) fraud, (v) transnational crime, (vi) drug trafficking, (vii) human trafficking and (viii) proliferation financing. In June 2024, FinCEN issued a proposed rule under the AMLA to amend its existing regulations to expressly require that banks’ AML/CFT compliance programs (a) be effective, risk-based, and reasonably designed, (b) include a formal risk assessment process, and (c) incorporate the national priorities into its risk assessment, among other things. The federal banking agencies, including the FRB, concurrently proposed rules to amend their own AML/CFT-related regulations to align with the changes proposed by FinCEN and incorporate other longstanding supervisory expectations. The Bank reviews and monitors its AML/CFT compliance program to ensure it complies with the changes reflected in the AMLA and the regulations that implement it.

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control, or “OFAC”, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, nationals, and others, under authority of various laws, regulations, and executive orders. OFAC publishes lists of specially designated nationals and sanctioned countries. The Bank is responsible for, among other things, blocking accounts of, and transactions with, such sanctioned parties or jurisdictions, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

Transactions with Affiliates

FII, FSB, Five Star REIT, Courier Capital, and Five Star Advisors LLC, are affiliates within the meaning of the Federal Reserve Act and its implementing regulation, Regulation W. The Federal Reserve Act and Regulation W impose limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its affiliates, including its parent FHC and the holding company’s other subsidiaries. Furthermore, bank loans and extensions of credit to affiliates also are subject to various collateral requirements.

Section 23A of the Federal Reserve Act and Regulation W limit the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any particular affiliate to no more than 10% of the institution’s capital stock and surplus, and limits the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its affiliates to no more than 20% of its capital stock and surplus. “Covered transactions” are defined by law and regulation to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A of the Federal Reserve Act and Regulation W also generally requires that an insured depository institution’s loans to its affiliates be, at a minimum, 100% secured, Section 23B of the Federal Reserve Act and Regulation W generally require that an insured depository institution’s transactions with its affiliates, including but not limited to “covered transactions” be on terms and under circumstances that are substantially the same or at least as favorable to the Bank, as those prevailing for comparable transactions with or involving non-affiliates. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, the Dodd-Frank Act applies the 10% of capital and surplus limit on covered transactions to financial subsidiaries and amended the definition of “covered transaction” to include (i) securities borrowing or lending transactions with an affiliate, and (ii) all derivatives transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty.

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

Commencing in October 2013, prior to the Parent’s acquisition of Courier Capital, the Bank entered into a business relationship with LPL Financial (“LPL”), to provide investment advisory and broker-dealer services to the Bank’s customers, through LPL, an investment adviser registered under the Advisers Act that is subject to its provision. Throughout much of 2024, the Bank employed a wealth advisor who was licensed by LPL to provide such services to the Bank’s retail banking customers. During 2024, the Bank replaced LPL as its branch-delivered provider of investment and retirement services with Principal Securities, Inc., an investment adviser registered under the Advisers Act and is subject to its provisions.

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

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total consolidated assets (which would include the Company and the Bank) that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, the agencies must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. In May 2016, the federal bank regulatory agencies and the SEC invited public comments on a proposed rule to accomplish this mandate. In May 2024, several federal banking agencies re-proposed the incentive compensation regulation, but the FRB did not sign onto the proposal.

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

Other Future Legislation and Changes in Regulations

In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of FHCs and depository institutions or proposals to substantially change the financial institution regulatory system. Such proposals could change banking statutes and regulations and/or our operating environment in substantial and unpredictable ways. If enacted, such legislation and regulations could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation or regulations will be enacted or issued, and, if enacted or issued, the effect that they would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to us or our subsidiaries could have a material effect on our business.

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

As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM and ITM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals.

During the first quarter of 2024, the Bank experienced charge offs associated with fraudulent activity pertaining to deposit transactions conducted over the course of several business days ending in early March 2024 by an in-market business customer of the Bank. The deposit-related fraud event resulted in an $18.2 million pre-tax loss. The Bank is pursuing all available sources of recovery, including legal recourse, to minimize the loss. On December 2, 2024, the primary perpetrator of the fraud pled guilty in the United States District Court of the Western District of New York to two felonies – financial institutions fraud and money laundering. Among other things, the plea agreement requires the perpetrator to pay full restitution to the Bank. There can be no assurance that the Bank will be able to effect any further recovery or that the Bank will receive restitution from the perpetrator of the fraud, in whole or in part.

While the Bank believes this incident was an isolated occurrence and has since instituted a remediation plan designed to strengthen its risk mitigation practices, there can be no assurance that such fraudulent actions will not occur again or that such acts will be detected in a timely manner. We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2024, our portfolio of commercial business and commercial mortgage loans totaled $1.25 billion, or 28% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to consumer loans or residential real estate loans. A sudden downturn in the economy, or a prolonged downturn for specific industries, could result in borrowers being unable to repay their loans, thus exposing us to increased credit risk.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2024, our non-performing assets, which consist of non-performing loans and other real estate owned, were $41.5 million, or 0.68% of total assets. Our non-performing assets adversely affect our net income in various ways:

•
we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for other real estate owned;
•
we must provide for loan losses through a current period charge to the provision for credit losses;
•
non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;
•
there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and
•
the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

If our regulators impose limitations on our commercial real estate lending activities, earnings could be adversely affected.

In 2006, the federal bank regulatory agencies issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our CRE level equaled 297% of total risk-based capital at December 31, 2024. If our regulators were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, our earnings would be adversely affected.

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

As a result of our growth over the past several years, certain portions of our loan portfolio, such as the increased size of our commercial loan portfolio, are of relatively recent origin. Loans may not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because these portions of our portfolio are relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for credit losses, which could have an adverse effect on our business, financial condition and results of operations.

We accept deposits that do not have a fixed term, and which may be withdrawn by the customer at any time for any reason.

At December 31, 2024, we had $3.56 billion of deposit liabilities, or 70% of our total deposits, that have no maturity and, therefore, may be withdrawn by the depositor at any time. These deposit liabilities include our checking, savings, and money market deposit accounts.

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

Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations.

Municipal deposits are a significant source of funds for our lending and investment activities. At December 31, 2024, $1.07 billion, or 21% of our total deposits, consisted of municipal deposits from local government entities such as towns, cities, school districts and other municipalities, which are collateralized by letters of credit from the FHLB of New York (“FHLBNY”) and investment securities. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn in a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our liquidity, business, financial condition and results of operations.

Given our dependence on high-average balance municipal deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal deposits are primarily demand deposit accounts and are therefore more sensitive to interest rate risk. If we are forced to pay higher rates on our municipal accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLBNY, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our municipal deposits, which would adversely affect our net income.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than us. Such competitors primarily include national, regional and internet banks within the markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of an FHC, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. More recently, peer to peer lending has emerged as an alternative borrowing source for our customers and many other non-banks offer lending and payment services, such as consumer credit through buy now–pay later offerings, in competition with banks. Many of these competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many of our larger competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we can at competitive prices or with low or no fees.

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

For more information with respect to our legal proceedings, please refer to Note 12, Commitments and Contingencies, of the notes to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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

Non-compliance with the USA PATRIOT Act and the Bank Secrecy Act could subject us to fines, sanctions or other negative actions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Once such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers that open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. Failure to adequately develop, design and maintain our Bank Secrecy Act programs could lead to sanctions and other negative actions, restrictions on conducting acquisitions or establishing new branches and other regulatory actions which would have serious reputational consequences for us, and which would have a material adverse effect on our business, financial condition or results of operations.

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

Offering financial products and services to the cannabis industry presents a unique set of regulatory risks due to the conflict between state and federal laws. While the possession and sale of recreational marijuana is legal for adults aged 21 and older in New York State, cannabis remains classified as a Schedule I controlled substance under the federal Controlled Substances Act. In January 2018, under the first Trump administration, the DOJ rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the Controlled Substances Act against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear, but in the future may result in increased enforcement actions against the regulated cannabis industry generally. Under the Biden administration, the United States Attorney General indicated that the DOJ did not intend to pursue cases against parties who comply with the laws in states which have legalized and are effectively regulating marijuana. However, the second Trump administration took office on January 20, 2025, and enforcement policies and practices may be highly variable between political administrations. In addition, federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for any district in which we or our customers operate will not choose to strictly enforce the federal laws governing cannabis.

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

As indicated in Note 1, Summary of Significant Accounting Policies–Recent Accounting Pronouncements, to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K, the regulations, rules, standards, policies, and interpretations underlying GAAP are constantly evolving and may change significantly over time. If we fail to interpret any one or more of these GAAP provisions correctly, or if our methodology in applying them to our financial reporting or disclosures is at all flawed, our financial statements may contain inaccuracies that, if severe enough, could warrant a later restatement by us, which in turn could result in a material adverse event.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2024, we had $58.1 million of goodwill and $2.6 million of other intangible assets. Significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

Our current growth strategy is multi-faceted. We seek to expand our branch network into nearby areas, continue to invest in our digital banking strategy, make strategic acquisitions of loans, portfolios, other regional banks and non-banking firms whose businesses we feel may be complementary with ours, and to continue to organically grow our core deposits. Any failure by us to effectively implement any one or more of these growth strategies could have several negative effects, including a possible decline in the size or the quality, or both, of our loan portfolio or a decrease in profitability caused by an increase in operating expenses.

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

We must maintain sufficient cash flow and liquid assets to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs, and for other corporate purposes, as well as meet regulatory requirements and supervisory expectations. We rely on customer deposits to be a reasonable cost and stable source of funding for the loans we make and the operations of our business. Customer deposits, which include noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less, have historically provided us with a sizeable source of stable and low-cost funds. In addition to customer deposits, sources of liquidity include brokered deposits and borrowings from securities dealers, the FHLBNY and the FRB of New York, as well as the debt and equity capital markets.

If we are unable to continue to fund assets through customer bank deposits or access funding sources on reasonable terms or if we suffer an increase in borrowing costs or otherwise fail to manage liquidity effectively, our liquidity, operating margins, financial condition and results of operations may be materially adversely affected. Reduced liquidity may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment and/or loan portfolio, which, depending upon market conditions, could result in us realizing a loss.

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

During 2022 and 2023, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. In the fourth quarter of 2024, the Federal Reserve started to implement a monetary loosening policy, reducing the Federal Funds target rate three times, resulting in an aggregate decrease of 100-basis points. The result of the changes has provided a flattened yield curve in comparison to an inverted yield curve that had been experienced in 2023 and a majority of 2024.

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

Technology and Cybersecurity Risks

Emerging technology, including cloud computing and artificial intelligence (“AI”), introduces new risks while possibly being essential to support business strategy.

The financial services market continues to see rapid changes with steady and frequent introductions of new technology-driven products and services. Our future success may depend, in part, on our ability to leverage emerging technology to provide feature-rich products and services that provide value to our customers and our operations. At the same time, emerging technologies present new risks directly associated with adoption or indirectly by third-party service provider adoption. The continued expansion of cloud computing services has drastically increased the adoption risk as we depend on our third-party service providers to implement effective controls to manage new risk. While cloud computing services typically support improved availability, performance and elasticity, it also presents increased risk of system and data compromise. Cloud computing services are rapidly evolving as are the technology solutions running in cloud services. Cloud and associated technology have influenced the opportunity for rapid change, which inherently increases change management risk. While the heightened pace of change is often desirable, it may lead to undesirable outcomes impacting operational risk, financial risk, reputations risk and sometimes, regulatory risk.

The recent emergence of artificial intelligence (“AI”) is a recent example of an emerging technology providing significant value to operations and service, although the mere existence of AI capabilities presents a myriad of risks for consideration. Regardless of direct AI adoption by the Company, we face the risk of associates utilizing unauthorized publicly sourced AI tools to complete business functions. Unauthorized use of AI tools could lead to the unintended exposure of confidential data, use of inaccurate results, and a number of other risks. Additionally, third-party service providers are quickly embedding AI capabilities in their technology to provide more robust and efficient services. Some embedded AI capabilities could risk the exposure of confidential Company data if being used in a multi-tenant environment or being used to train AI systems.

We rely on third parties to provide critical business services and protect the confidentiality, integrity, and availability of confidential data.

Third-party vendors provide key components of our business infrastructure, such as infrastructure service delivery, application delivery, and an increased volume managed service functions. While we have selected these third-party vendors carefully, we relinquish many aspects of control. Issues induced by these third parties, including a service disruption or poor service performance, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently, effectively, and in accordance with the expectations of our customers and regulators. Replacing these third-party providers could also entail significant time and expense, further emphasizing the need for stringent vendor due diligence processes.

Each year, more third-party service providers perform significant operational services on our behalf. These third-party vendors are subject to similar risks as us relating to cybersecurity, technology infrastructure, processes and talent. One or more of our vendors may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third-party vendor causing direct impact to our business. And, with the increased volume of cloud computing, our business could be directly impacted if similar disruptions are experienced by fourth-party vendors. Some of our vendors may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. Financial or operational difficulties of a vendor could also impair our operations if those difficulties interfere with the vendor’s ability to serve us. If a critical vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could have a material adverse effect on our business. Due to significant levels of dependency, critical services may require redundant service providers to reduce vendor risk, although this inherently increases financial risk a third-party risk with the redundant vendor and cost.

We, or our service providers, may experience a cyber-attack, system failure, natural disaster, or other uncontrollable events that may disrupt business operations.

We rely heavily on communications, information technology (both on-premises and via service providers) and internet service to conduct our business. Our business depends on our ability to process and monitor a large volume of daily transactions in compliance with legal, regulatory, and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information of our customers and clients. These risks have increased as our customers have adopted digital banking solutions, and we have migrated many former on-premises services and technology to hosted third-party service providers. The dependency on these services, provided on-premises or in hosted environments, are threatened daily by ever-evolving cyber criminals, system failures, natural disasters, and other uncontrollable events such as a global pandemic. Uncontrollable events test the operational resiliency of companies across the world, every year. Whether it be hurricanes, tornados, or wildfires, companies risk the loss of facilities, technical infrastructure and even the lives of irreplaceable talent, and the lack of quality business continuity and disaster recovery plans heightens the impact risk. The risk of failing to train and test these plans could challenge the ability to recover. Similarly, cyber-attacks also challenge our preparedness to respond and recover. The volume and impact of cyber-attacks continues to grow and regardless of security controls, every company is susceptible to a compromise, making the existence of an incident response plan critical. Failure to train and test the plan periodically is a critical risk to any company. Potential attacks have attempted to obtain unauthorized access to confidential information to obtain for sale or destroy, often through the introduction of computer viruses or malware (ransomware), cyber-attacks and other means. Such security attacks can originate from a wide variety of sources, including people who are involved with organized crime or rogue attackers taking advantage of modern tolls and services that have become readily available. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm, any of which could adversely affect operations and financial condition. The failure to train and periodically test for possible threats, greatly increases the risk of compromise and impact.

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

We are subject to evolving laws and regulations relating to cybersecurity protection and data privacy, and failure to comply could expose the Company to regulatory liability, reputational risk and financial risk.

We are subject to cybersecurity regulations promulgated by agencies such as the FRB, NY DFS, and the SEC, as well as laws, such as those under the GLBA. Any failure by us to comply with laws and regulations could result in regulatory sanctions, public disclosure and reputational damage even if we do not experience a significant cybersecurity breach. Most regulatory agencies have enhanced cybersecurity requirements and oversight, requiring increased focus and investment in cybersecurity controls. The failure to keep up with regulatory cybersecurity requirements not only presents the risk of regulatory sanctions but also presents an ill-advised risk due to sub-standard cyber risk controls, thus increasing the risk compromise. Insurance carriers have also enhanced their cybersecurity posture requirements and oversight. Failure to meet reasonable cybersecurity control requirements could risk the Company’s ability to obtain cyber liability insurance or influence significantly higher rates. The lack of cyber liability insurance is not only a financial risk, but a regulatory risk.

Risks Related to our Common Stock

We may not pay or may reduce the dividends on our common stock, and our ability to pay dividends is subject to certain restrictions.

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. In addition, we are a bank holding company, and our ability to declare and pay dividends is dependent on federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Any change in the level of our dividends or the suspension of the payment thereof could have an adverse effect on the market price of our common stock.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent on the business environment in the markets where we operate, in the State of New York and in the United States as a whole. Additionally, international conflict, such as the war in Ukraine and the impact of sanctions on Russia and Russian companies may impact global markets, which may create unfavorable or uncertain economic conditions. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; tariffs; high unemployment, natural disasters; or a combination of these or other factors. The occurrence of any of these conditions could have a material adverse effect on our financial condition and results of operations.

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

Despite the recent changes in federal governmental leadership, state legislatures, U.S. and international regulatory agencies, investors and other stakeholders at times may be focused on environmental, social, and governance (“ESG”) matters. Additionally, shareholder activism and potential regulatory reform may lead to substantial new regulations and disclosure obligations, including with respect to ESG matters, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that may materially adversely impact our results of operations and financial condition. We could also face potential negative publicity in traditional media or social media if investors determine that we have not adequately considered or addressed ESG matters or if we have placed too much emphasis on ESG matters, which may result in adverse effects on the trading price of our common stock.

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

The ISP, which is part of our Enterprise Risk Management Program, is organized in an operating framework that is supported by policies, standards, procedures, and guidelines that establish the information security control environment. The Information Security team collaborates with additional areas of our Enterprise Risk Management Program to ensure comprehensive risk oversight and reporting. The ISP is designed and implemented to comply with or exceed regulatory control requirements. Multiple internal and independent third-party assessments and audits are conducted annually to ensure our compliance with its policies, controls, and regulatory requirements.

The execution of the ISP relies on our committed investment in people, processes, and technology. We have invested in market-leading technology and award-winning security partners to execute key processes that ensure the confidentiality, integrity, and availability of company assets. Recent investments have ensured the use of innovative technology and services with best-in-class providers.

We have a Third-Party Risk Management (“TPRM”) Program that includes the comprehensive evaluation of the cybersecurity risks of prospective and existing third-party relationships. The TPRM Program utilizes a risk-based approach to perform third-party onboarding and ongoing due diligence reviews of existing third-party relationships. Third-party risks are identified and evaluated in coordination with period reviews, although threat intelligence monitoring and sound vendor relationships are leveraged to identify third-party risks as announced. TPRM is a function of our Risk Organization overseen by our Chief Risk Officer (“CRO”).

We have not experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to affect our business strategy, results of operations, or financial condition. Risks relating to cybersecurity and their potential impact are discussed more fully in “Risk Factors” in Part I, Item 1A herein.

Governance

We have established a dedicated team to manage and execute the ISP. A Chief Information Security Officer (“CISO”) has been appointed as a Senior Vice President of the Company. The CISO leads the strategy and execution of the program while ensuring clear lines of communication with executive management, committees, the Board of Directors, and external stakeholders such as regulators and insurance carriers. Our present CISO, Scott Bader, was appointed in August 2023 after serving the Company as a senior officer and technology leader for over 15 years and leads a team of Information Security professionals with diverse security backgrounds including relevant certifications (e.g., CISSP, GSEC, GCTI). As a member of our risk organization, the CISO reports to the CRO, who is a member of the Executive Management Committee. Our CRO, Gary Pacos, joined the Company in February 2023 with over 30 years of progressive risk management experience.

The Company Risk Committee (“CRC”) serves as the management committee responsible for Information Security oversight and the CISO is a member of the committee. The Risk Oversight Committee (“ROC”) is a sub-committee of the Board of Directors (the “Board”) and provides direct oversight of Information Security on behalf of the Board. Director Kim E. VanGelder, the current Chair of the ROC, has served as a member of our Board since 2016, and has held progressive information technology leadership roles at the Eastman Kodak Company, with responsibilities including cybersecurity, global applications, and global technology infrastructure, and has served as its Chief Information Officer since 2004.

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

ITEM 2. PROPERTIES

We own a 27,400 square foot building in Warsaw, New York that serves as our headquarters, and principal executive and administrative offices. We lease a 52,300 square foot regional administrative facility located in Rochester, New York. This lease expires in August 2027, with options for two additional ten-year extensions. We also lease a 28,500 square foot facility in Amherst, New York, which serves as a regional administrative facility. This lease expires in December 2032, with two additional five-year extensions.

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

We believe that our properties have been adequately maintained, are in good operating condition and are suitable for our business as presently conducted, including meeting the prescribed security requirements. For additional information, see Note 5, Premises and Equipment, Net, and Note 12, Commitments and Contingencies, of the notes to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to or otherwise involved in legal proceedings arising out of the normal course of business. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense and settlement costs, unfavorable awards, diversion of management resources and other factors. For more information with respect to our recent legal proceedings please refer to Note 12, Commitments and Contingencies, of the notes to the to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K. Except as described in Note 12, management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “FISI.” At February 28, 2025, there were 20,077,893 shares of our common stock outstanding and there were 256 registered shareholders of record.

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

In June 2022, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 766,447 shares of common stock (the “2022 Repurchase Program”). The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program. During the quarter ended December 31, 2024, there were no shares repurchased pursuant to the 2022 Repurchase Program.

The Company’s repurchases of its common shares during the fourth quarter of 2024 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2024	—	$—	—	766,447
November 1 - 30, 2024	180	23.84	—	766,447
December 1 - 31, 2024	—	—	—	766,447
Total	180	$23.84	—

(1) This column reflects shares of Company common stock deemed surrendered to us to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

Stock Performance Graph

The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2019 as reported by the Nasdaq Global Select Market, through December 31, 2024, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return of the Standard and Poor’s (“S&P”) U.S. SmallCap Banks Index over the same period. Cumulative return assumes the reinvestment of dividends. During 2021, all SNL indices were replaced with S&P Dow Jones indices. The SNL Bank $1B-$5B Index that has historically been used in our performance graph has therefore been replaced with the comparable S&P U.S. SmallCap Banks Index. The graph was prepared by S&P Global Market Intelligence and is expressed in dollars based on an assumed investment of $100.

Total Return Performance
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Financial Institutions, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Financial Institutions, Inc.	100.00	73.99	108.30	86.65	80.80	109.51
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. SmallCap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44

ITEM 6. [RESERVED]

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations and should be read in conjunction with the information set forth under Part I, Item 1A, Risk Factors, and our consolidated financial statements and notes thereto appearing under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

INTRODUCTION

Financial Institutions, Inc. (the “Parent” and together with all its subsidiaries, “we,” “our,” or “us”), is a financial holding company headquartered in New York State. We offer a broad array of deposit, lending, and other financial services to individuals, municipalities and businesses in Western and Central New York through our wholly-owned New York-chartered banking subsidiary, Five Star Bank (the “Bank”). We have loan production offices in Baltimore, Maryland, and Syracuse, New York, which expands our footprint into the Mid-Atlantic and Central New York regions. Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, and the Capital District of New York. Effective January 1, 2024, we exited the Pennsylvania automobile market in order to align our focus more fully around our core Upstate New York market. We offer customized investment advice, wealth management, investment consulting and retirement plan services through our wholly-owned subsidiary Courier Capital, LLC (“Courier Capital”) an SEC-registered investment advisory and wealth management firm.

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

Our primary sources of revenue are net interest income (interest earned on our loans and securities, net of interest paid on deposits and other funding sources) and noninterest income, particularly investment advisory and financial services provided to customers or ancillary services tied to loans and deposits, and fees and other revenue from insurance, prior to the sale of the assets of SDN. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace. We are not able to predict market interest rate fluctuations with certainty and our asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on our results of operations and financial condition.

EXECUTIVE OVERVIEW

Settlement of Auto Lending Litigation

On March 7, 2025, following a mediation held on February 28, 2025, the Company entered into a Settlement Agreement (“the Settlement Agreement”) with plaintiffs in the previously disclosed class action lawsuit to which the Company and the Bank are parties, brought by borrowers in New York and Pennsylvania in Pennsylvania state court regarding notices the Bank sent to defaulting borrowers after their vehicles were repossessed, which were alleged to have not fully complied with the relevant portions of the Uniform Commercial Code in both states. As part of the Settlement Agreement, which is subject to court approval, we agreed to making a cash payment in the amount of $29.5 million in full resolution of the matter. We do not anticipate that additional amounts will be accrued for this matter in 2025 or other future periods. The Company determined that the March 7, 2025 event meets the definition of a recognized subsequent event in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, at the December 31, 2024 balance sheet date and has therefore recorded a $23.0 million pre-tax litigation accrual, which reflects the agreed upon settlement less approximately $6.5 million of available related insurance proceeds, in the Company’s December 31, 2024 consolidated financial statements. The settlement resulted in an after-tax loss of approximately $17.1 million in 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Common Stock Offering and Subsequent Investment Securities Restructuring

On December 13, 2024, we completed a public, underwritten common stock offering of 4,600,000 shares at $25.00 per share, 600,000 shares of which were sold pursuant to the underwriters purchase option. Net proceeds of the capital raise were $108.6 million after deducting underwriting discount and commissions and other offering expenses. A portion of the proceeds was used to fund losses on the sale of $653.5 million of available-for-sale securities (“AFS”) with a weighted average book yield of 1.74% for a pre-tax loss of $100.2 million. We utilized net proceeds from the sale of the securities to purchase higher-yielding agency wrapped investment securities with a face value of $566.2 million and a weighted average book yield of 5.16%, coupled with an additional $76.4 million of agency wrapped securities with a weighted average yield of 5.45%. Following the transactions, the AFS portfolio has a tax equivalent yield of 4.41% and an average duration of approximately 6.3 years, while the total securities portfolio has a tax equivalent yield of 4.25% and an average duration of 6.2 years. The cumulative tangible book value earnback from the restructuring is expected to be approximately 3.75 years. The after-tax impact of the loss was approximately $75 million. We may also use the remaining net proceeds of the stock offering for general corporate purposes which may include the repayment of indebtedness. For additional information regarding the offering, see Note 18, Earnings Per Share, of the notes to the consolidated financial statements included in Part II, Item 8 to this Annual Report on Form 10-K.

Orderly Wind Down of Banking-as-a-Service “BaaS” Offerings

On September 16, 2024, we announced our intent to begin an orderly wind down of our BaaS offerings, following a careful review by our executive management and Board of Directors undertaken in conjunction with our annual strategic planning process. As of December 31, 2024, deposits and loans related to the Bank’s BaaS offerings approximated $100 million and $29 million, respectively. We continue to preliminarily target completion of the wind down sometime in 2025.

Sale of SDN

On April 1, 2024, the Company announced and closed the sale of the assets of SDN to NFP. The sale generated $27 million in proceeds, or a pre-tax gain of $13.7 million, after selling costs, which was included in net gain (loss) on other assets. The all-cash transaction value represented approximately four times our 2023 insurance revenue.

Fraudulent Activity

In early March 2024, the Company experienced charge-offs associated with fraudulent activity pertaining to deposit transactions conducted over the course of several business days by an in-market business customer of the Bank, which resulted in an $18.2 million pre-tax loss in 2024. The fraud exposure arose from non-contractual, external fraud, and was treated as an operational loss, recorded in deposit-related charged-off items, in noninterest expense in the first quarter of 2024, with a small recovery of $143 thousand being recorded in the second quarter of 2024.

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

2024 Financial Performance Review

We reported a net loss of $41.6 million for 2024, compared to net income of $50.3 million for 2023. This resulted in a -0.68% return on average assets and a -8.74% return on average equity. After preferred dividends, net loss available to common shareholders was $43.1 million or ($2.75) per diluted share for 2024, compared to net income available to common shareholders of $48.8 million or $3.15 per diluted share for 2023. The net loss for 2024 was primarily the result of a strategic investment securities restructuring, in which a portion of the proceeds from our December 2024 common stock offering was used to fund losses on the sale of $653.5 million of available-for-sale securities (“AFS”) with a weighted average book yield of 1.74% for a pre-tax loss of $100.2 million. The after-tax impact of the loss was approximately $75 million. We declared cash dividends of $1.20 per common share during 2024, consistent with 2023.

Net interest income was $163.6 million for 2024, compared to $165.7 million for 2023, a decrease of $2.1 million. Fully-taxable equivalent net interest income was $163.9 million in 2024, a decrease of $2.3 million, compared to 2023. Average interest-earning assets were $71.3 million higher than 2023 due to a $114.9 million increase in average loans and a $35.2 million increase in the average balance of Federal Reserve interest-earning cash, partially offset by a $78.8 million decrease in average investment securities.

Net interest margin was 2.86% for 2024, compared to 2.94% for 2023, primarily due to higher funding costs amid the high interest rate environment that persisted for the majority of 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The provision for credit losses was $6.2 million in 2024 compared to a provision of $13.7 million in 2023. Net charge-offs were $8.7 million in 2024, representing 0.20% of average loans, which were relatively flat compared with $8.5 million, or 0.20% of average loans in 2023. Non-performing loans increased $14.7 million to $41.4 million compared to a year ago and represented 0.92% of total loans at December 31, 2024, compared to 0.60% of total loans at December 31, 2023. The increase in non-performing loans in the current year was primarily driven by one $15.5 million commercial loan relationship that was placed on nonaccrual status during the third quarter of 2024. We have remained strategically focused on the importance of credit discipline, allocating resources to credit and risk management functions as the loan portfolio has grown. The ratio of allowance for credit losses on loans to non-performing loans was 116% at December 31, 2024, compared to 192% at December 31, 2023, with the decrease reflective of the higher level of nonperforming loans at December 31, 2024.

We reported a net loss in noninterest income of $46.7 million for 2024, compared to noninterest income of $48.2 million for 2023. The decrease in noninterest income was primarily attributable to an increase in net loss on investment securities, a decrease in income from company owned life insurance, and a decrease in insurance income, partially offset by an increase in net gain (loss) on other assets. The net loss on investments securities of $100.1 million for 2024 was reflective of the strategic investment securities portfolio restructuring in late December 2024 described above. Net loss on investment securities of $3.6 million for 2023 reflected the loss on the sale of approximately $54 million of lower yielding AFS securities agency mortgage-backed securities, reinvesting the proceeds of such sale into higher yielding bonds. Income from company owned life insurance decreased $6.6 million in 2024 compared to 2023, due to a normalized crediting rate associated with the separate account policies purchased in the fourth quarter of 2023. The decrease in insurance income was reflective of the sale of the assets of our insurance agency subsidiary, SDN, in April 2024. The gain from this sale of $13.7 million was included in net gain (loss) on other assets.

Noninterest expense for the full year 2024 totaled $178.9 million, a $41.7 million increase compared to $137.2 million in the prior year. The increase in noninterest expense was primarily attributable to the previously disclosed fraud matter and the provision for the litigation settlement. Computer and data processing expense increased $2.6 million year-over-year, as a result of strategic investments in data efficiency and marketing technology. Professional services expense of $7.7 million increased $2.4 million from 2023 primarily due to legal expenses associated with the previously mentioned fraud event. Other expense of $15.3 million increased $1.0 million from 2023, due in part to New York State capital base tax. Salaries and benefits expense of $66.1 million decreased $5.8 million from 2023, primarily due to the decrease in headcount as a result of the sale of our SDN subsidiary and organizational changes made in the fourth quarter of 2023.

Income tax benefit for full year 2024 was $26.5 million, representing an effective tax rate of (38.9%), which was reflective of the net loss for the year. Income tax expense for 2023 was $12.8 million, representing an effective tax rate of 20.3%. Income tax expense for 2023 included $5.4 million of incremental taxes associated with the COLI surrender and redeployment strategy executed in 2023. Effective tax rates are impacted by items of income and expense not subject to federal or state taxation. The Company’s effective tax rates differ from statutory rates primarily because of interest income from tax-exempt securities, earnings on COLI and tax credit investments placed in service.

Total assets were $6.12 billion at December 31, 2024, down $43.8 million from $6.16 billion at December 31, 2023.

Investment securities were $1.03 billion at December 31, 2024, down $8.8 million from December 31, 2023. The decrease from year-end 2023 was primarily due to repayment, sales, and maturities of investment securities, and the use of cash to fund loan originations and reduce short-term borrowings.

Total loans were $4.48 billion at December 31, 2024, up $17.1 million, or 0.4%, from December 31, 2023. The increase in loans in 2024 was primarily driven by strong commercial mortgage loan growth. The following discusses significant changes within our loan portfolio for the current year:

•
Commercial business loans totaled $665.3 million, a decrease of $70.4 million, or 10%.
•
Commercial mortgage–construction loans totaled $582.6 million, an increase of $89.6 million, or 18%.
•
Commercial mortgage– non-owner occupied loans totaled $858.0 million, an increase of $69.5 million, or 9%.
•
Consumer indirect loans totaled $845.8 million, a decrease of $103.1 million, or 19%.

Total deposits were $5.10 billion at December 31, 2024, a decrease of $108.2 million from December 31, 2023, which was attributable to reductions in brokered deposits and lower reciprocal balances. The Bank reduced the outstanding balance of the brokered sweep deposit portfolio by $180.0 million in March 2024 through the utilization of more cost effecting funding sources.

Short-term borrowings were $99.0 million at December 31, 2024, a decrease of $86.0 million from December 31, 2023. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Shareholders’ equity was $569.0 million at December 31, 2024, compared to $454.8 million at December 31, 2023. Common book value per share was $27.48 at December 31, 2024, a decrease of $0.92, or 3.2%, from $28.40 at December 31, 2023. Tangible common book value per share(1) was $24.45 at December 31, 2024, an increase of $0.76, or 3%, from $23.69 at December 31, 2023. The increase in shareholders’ equity as compared to December 31, 2023, was reflective of the $108.6 million net proceeds from the common stock offering and a decrease in our accumulated other comprehensive loss associated with unrealized losses on AFS securities portfolio, due to the investment securities restructuring, partially offset by the net loss for the year. Management believes the unrealized losses on the AFS securities portfolio are temporary in nature. The securities portfolio continues to generate cash flow and given the high quality of our agency mortgaged-backed securities portfolio, management expects the bonds to ultimately mature at a terminal value equivalent to par.

(1)
This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the “GAAP to Non-GAAP Reconciliation” section of this Item 7 for further information.

Our leverage ratio was 9.15% at December 31, 2024 compared to 8.18% at December 31, 2023. The Bank’s leverage ratio and total risk-based capital ratio were 9.79% and 12.60%, respectively, at December 31, 2024, compared to 9.06% and 11.76%, respectively, at December 31, 2023.

Additional financial highlights are as follows:

	At or For the Year Ended December 31,
	2024	2023	2022
Performance ratios:
Net (loss) income, returns on:
Average assets	-0.68%	0.83%	1.01%
Average equity	-8.74%	11.86%	12.81%
Net (loss) income available to common shareholders, returns on:
Average common equity	-9.39%	12.01%	12.99%
Average tangible common equity (1)	-10.92%	14.64%	15.72%
Average tangible assets (1)	-0.71%	0.82%	1.00%
Common dividend payout ratio	-43.64%	37.85%	32.40%
Net interest margin (fully tax-equivalent)	2.86%	2.94%	3.20%
Effective tax rate	-38.9%	20.3%	20.3%
Efficiency ratio (2)	82.35%	62.96%	60.39%

Capital ratios:
Leverage ratio	9.15%	8.33%	8.23%
Common equity Tier 1 capital ratio	10.54%	9.42%	10.28%
Tier 1 capital ratio	10.87%	9.78%	10.68%
Total risk-based capital ratio	13.25%	12.13%	13.12%
Average equity to average assets	7.77%	7.03%	7.88%
Common equity to assets	9.02%	7.10%	8.84%
Tangible common equity to tangible assets (1)	8.11%	6.00%	5.50%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

GAAP to Non-GAAP Reconciliation

(In thousands, except per share data)	At or For the Year Ended December 31,
	2024	2023	2022
Computation of ending tangible common equity:
Common shareholders’ equity	$551,699	$437,504	$388,313
Less: goodwill and other intangible assets, net	60,758	72,504	73,414
Tangible common equity	$490,941	$365,000	$314,899

Computation of ending tangible assets:
Total assets	$6,117,085	$6,160,881	$5,797,272
Less: goodwill and other intangible assets, net	60,758	72,504	73,414
Tangible assets	$6,056,327	$6,088,377	$5,723,858

Tangible common equity to tangible assets (1)	8.11%	6.00%	5.50%

Common shares outstanding	20,077	15,407	15,340
Tangible common book value per share (2)	$24.45	$23.69	$20.53

Computation of average tangible common equity:
Average common equity	$459,092	$406,394	$424,421
Average goodwill and other intangible assets, net	64,247	72,965	73,913
Average tangible common equity	$394,845	$333,429	$350,508

Computation of average tangible assets:
Average assets	$6,129,430	$6,025,383	$5,606,733
Average goodwill and other intangible assets, net	64,247	72,965	73,913
Average tangible assets	$6,065,183	$5,952,418	$5,532,820

Net (loss) income available to common shareholders	$(43,105)	$48,805	$55,114
Return on average tangible common equity (3)	-10.92%	14.64%	15.72%
Return on average tangible assets (4)	-0.71%	0.82%	1.00%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

December 31, 2024 AND December 31, 2023

Net Interest Income and Net Interest Margin

Net interest income was our primary source of revenue for the year ended December 31, 2024. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The Federal Reserve influences the general market rates of interest, which impacts the deposit and loan rates offered by many financial institutions. Throughout 2022 and 2023, the Federal Reserve increased the intended federal funds rate, which is the cost of immediately available overnight funds in an attempt by the Federal Reserve to curb inflation, resulting in a federal funds rate of 4.25% to 4.50% as of December 31, 2022. The Federal Reserve further increased the federal funds rate by 25-basis points each in February, March, May, and July 2023 resulting in a federal funds rate of 5.25% to 5.50% as of December 31, 2023. The federal funds rate remained at 5.50% until a 50-basis point reduction in September 2024. Amid cooling inflation, the rate decreased 25-basis points in both November and December, resulting in a federal funds rate of 4.25% to 4.50% as of December 31, 2024. Our loan portfolio is significantly affected by changes in the prime interest rate, which generally follow changes in the federal funds rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 7.50% at December 31, 2024, compared to 8.50% and 7.50% at December 31, 2023 and 2022, respectively.

The following table reconciles interest income per the consolidated statements of operations to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	2024	2023	2022
Interest income per consolidated statements of operations	$313,231	$286,133	$196,107
Adjustment to fully taxable equivalent basis (1)	294	418	544
Interest income adjusted to a fully taxable equivalent basis	313,525	286,551	196,651
Interest expense per consolidated statements of operations	149,642	120,418	28,735
Net interest income on a taxable equivalent basis	$163,883	$166,133	$167,916

(1) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

Analysis of Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for 2024 was $163.9 million, a decrease of $2.3 million compared to $166.1 million for 2023. The decrease in net interest income was due primarily to higher funding costs amid the high interest rate environment that persisted for the majority of 2024.

Our net interest margin for 2024 was 2.86%, 8-basis points lower than 2.94% from the prior year. This decrease was a function of a 16-basis points decrease in the interest rate spread, partially offset by an 8-basis points higher contribution from net free funds. The change in interest rate spread was a net result of a 57-basis points increase in the average cost of interest-bearing liabilities, partially offset by a 41-basis points increase in the average yield on average interest-earning assets.

For the year ended December 31, 2024, the average yield on average interest-earning assets of 5.48% was 41-basis points higher than 2023. Average loan yield increased 38-basis points during 2024 to 6.36%. The average yield on investment securities increased 28-basis points during 2024 to 2.20%. Overall, the interest-earning asset rate changes increased interest income by $19.4 million during 2024 and a favorable volume variance increased interest income by $7.5 million, which collectively drove a $27.0 million increase in interest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-earning assets were $5.72 billion for 2024 compared to $5.65 billion for 2023, an increase of $71.3 million, or 1%, with average loans up $114.9 million from $4.32 billion for 2023 to $4.44 billion for 2024, while average investment securities were down $78.8 million from $1.25 billion for 2023 to $1.17 billion for 2024. Average investment securities represented 20.5% of average interest-earning assets during 2024 compared to 22.1% in 2023. The decrease in the average balance of investment securities was primarily due to repayment and maturities of investment securities, and the use of cash to fund loan originations and reduce short-term borrowings. Loans comprised 77.5% of average interest-earning assets during 2024 compared to 76.5% during 2023. The growth in average loans was primarily due to organic growth in commercial mortgage loans, as well as organic growth in residential and other consumer loans, partially offset by a planned reduction in our consumer indirect portfolio. Loans generally have significantly higher yields compared to other interest-earning assets and, as such, have a more positive effect on the net interest margin. An increase in the volume of average loans resulted in a $7.6 million increase in interest income and higher interest rates increased interest income by $16.0 million.

For the year ended December 31, 2024, the average cost of total interest-bearing liabilities of 3.32% was 57-basis points higher than 2023. The average cost of total interest-bearing deposits of 3.29% was 66-basis points higher than 2023 primarily due to the continued repricing of deposits at higher rates due to the higher interest rate environment that began in 2023 and persisted for the majority of 2024. The average cost of total borrowings decreased 39-basis points to 3.84% in 2024, compared to 4.23% in 2023.

Average interest-bearing liabilities of $4.51 billion in 2024 were $122.5 million, or 3%, higher than 2023. On average, interest-bearing deposits grew $180.5 million from $4.08 billion for 2023 to $4.26 billion for 2024, while noninterest-bearing demand deposits (a principal component of net free funds) decreased $77.2 million, or 7%, to $953.4 million. The increase in average deposits was due to growth in non-public deposits, public deposits, and reciprocal deposits, partially offset by a decrease in brokered deposits. Average short-term borrowings decreased $60.7 million from $186.9 million in 2023 to $126.2 million in 2024 as deposit growth enabled us to pay down short-term borrowings. For further discussion of our reciprocal and brokered deposits, refer to the “Funding Activities—Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit interest rate changes and volume changes resulted in an increase in interest expense of $26.2 million and $6.4 million, respectively, as compared to 2023, and total borrowings volume and interest rate changes contributed $1.8 million and $1.7 million, respectively, of lower interest expense during 2024.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Years Ended December 31,
	2024			2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$115,635	$5,609	4.85%	$80,415	$3,927	4.88%	$49,055	$747	1.52%
Investment securities (1):
Taxable	1,124,116	24,314	2.16	1,177,615	22,048	1.87	1,283,575	22,498	1.79
Tax-exempt (2)	46,967	1,399	2.98	72,313	1,993	2.76	100,633	2,587	2.57
Total investment securities	1,171,083	25,713	2.20	1,249,928	24,041	1.92	1,384,208	25,085	1.81
Loans:
Commercial business	689,585	51,922	7.53	698,861	50,388	7.21	628,729	30,188	4.80
Commercial mortgage	2,082,846	139,765	6.71	1,908,355	124,240	6.51	1,502,904	70,608	4.70
Residential real estate loans	648,604	26,404	4.07	612,767	22,728	3.71	579,362	19,558	3.38
Residential real estate lines	75,951	5,904	7.77	76,350	5,608	7.34	77,132	3,283	4.26
Consumer indirect	894,720	55,119	6.16	997,538	53,435	5.36	1,008,026	45,645	4.53
Other consumer	45,790	3,089	6.75	28,741	2,184	7.60	14,636	1,538	10.51
Total loans (3)	4,437,496	282,203	6.36	4,322,612	258,583	5.98	3,810,789	170,820	4.48
Total interest-earning assets	5,724,214	313,525	5.48	5,652,955	286,551	5.07	5,244,052	196,652	3.75
Less: Allowance for credit losses	(46,620)			(49,198)			(42,689)
Other noninterest-earning assets	451,836			421,626			405,370
Total assets	$6,129,430			$6,025,383			$5,606,733
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$734,731	8,641	1.18	$818,541	7,127	0.87	$909,799	2,180	0.24
Savings and money market	2,012,139	60,898	3.03	1,781,776	41,424	2.32	1,852,571	9,778	0.53
Time deposits	1,511,507	70,469	4.66	1,477,596	58,810	3.98	1,008,092	11,036	1.09
Total interest-bearing deposits	4,258,377	140,008	3.29	4,077,913	107,361	2.63	3,770,462	22,994	0.61
Short-term borrowings	126,192	3,366	2.67	186,910	6,890	3.69	86,139	1,500	1.74
Long-term borrowings	124,679	6,268	5.03	121,903	6,167	5.06	74,059	4,242	5.73
Total borrowings	250,871	9,634	3.84	308,813	13,057	4.23	160,198	5,742	3.58
Total interest-bearing liabilities	4,509,248	149,642	3.32	4,386,726	120,418	2.75	3,930,660	28,736	0.73
Noninterest-bearing demand deposits	953,417			1,030,648			1,105,281
Other noninterest-bearing liabilities	190,381			184,323			129,079
Shareholders’ equity	476,384			423,686			441,713
Total liabilities and shareholders’ equity	$6,129,430			$6,025,383			$5,606,733
Net interest income (tax-equivalent)		$163,883			$166,133			$167,916
Interest rate spread			2.16%			2.32%			3.02%
Net earning assets	$1,214,966			$1,266,229			$1,313,392
Net interest margin (tax-equivalent)			2.86%			2.94%			3.20%
Ratio of average interest-earning assets to average interest-bearing liabilities	126.94%			128.87%			133.41%
(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

(3) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

MANAGEMENT’S DISCUSSION AND ANALYSIS

	2024	2023	2022
Commercial business	$155	$(56)	$2,002
Commercial mortgage	2,192	2,324	2,200
Residential real estate loans	(1,551)	(1,672)	(1,829)
Residential real estate lines	(393)	(373)	(327)
Consumer indirect	(3,534)	(1,792)	(2,141)
Other consumer	44	19	18
Total	$(3,087)	$(1,550)	$(77)

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

	Change from 2023 to 2024			Change from 2022 to 2023
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$1,708	$(26)	$1,682	$715	$2,465	$3,180
Investment securities:
Taxable	(1,037)	3,303	2,266	(1,927)	1,477	(450)
Tax-exempt	(745)	151	(594)	(770)	176	(594)
Total investment securities	(1,782)	3,454	1,672	(2,697)	1,653	(1,044)
Loans:
Commercial business	(676)	2,210	1,534	3,674	16,526	20,200
Commercial mortgage	11,621	3,904	15,525	22,073	31,559	53,632
Residential real estate loans	1,378	2,298	3,676	1,169	2,001	3,170
Residential real estate lines	(29)	325	296	(33)	2,358	2,325
Consumer indirect	(5,844)	7,528	1,684	(480)	8,270	7,790
Other consumer	1,173	(268)	905	1,164	(518)	646
Total loans	7,623	15,997	23,620	27,567	60,196	87,763
Total interest income	7,549	19,425	26,974	25,585	64,314	89,899
Interest expense:
Deposits:
Interest-bearing demand	(788)	2,302	1,514	(240)	5,187	4,947
Savings and money market	5,841	13,633	19,474	(388)	32,034	31,646
Time deposits	1,377	10,282	11,659	7,174	40,600	47,774
Total interest-bearing deposits	6,430	26,217	32,647	6,546	77,821	84,367
Short-term borrowings	(1,904)	(1,620)	(3,524)	2,758	2,632	5,390
Long-term borrowings	140	(39)	101	2,469	(544)	1,925
Total borrowings	(1,764)	(1,659)	(3,423)	5,227	2,088	7,315
Total interest expense	4,666	24,558	29,224	11,773	79,909	91,682
Net interest income	$2,883	$(5,133)	$(2,250)	$13,812	$(15,595)	$(1,783)

Provision for Credit Losses

The table below presents the composition of the provision for credit losses for the years ended December 31 (in thousands):

	2024	2023	2022
Provision for credit losses–loans	$5,645	$14,213	$10,975
Credit loss provision (benefit) for unfunded commitments	507	(531)	2,336
Credit loss benefit for debt securities	(2)	(1)	-
Provision for credit losses	$6,150	$13,681	$13,311

The decrease in the provision for credit losses–loans in 2024 compared to 2023 was primarily driven by a shift in mix of loan balances (consumer indirect category decreased and represented a smaller percentage of the portfolio), combined with positive trends in qualitative factors and a slight decrease in loan specific reserves.

MANAGEMENT’S DISCUSSION AND ANALYSIS

See the “Allowance for Credit Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

Noninterest (Loss) Income

The following table summarizes our noninterest (loss) income for the years ended December 31 (in thousands):

	2024	2023	2022
Service charges on deposits	$4,233	$4,625	$5,889
Insurance income	2,144	6,708	6,364
Card interchange income	7,855	8,220	8,205
Investment advisory	10,713	10,955	11,493
Company owned life insurance	5,487	12,106	5,542
Investments in limited partnerships	2,382	1,783	1,293
Loan servicing	716	479	507
Income from derivative instruments, net	726	1,350	1,919
Net gain on sale of loans held for sale	618	566	1,227
Net loss on investment securities	(100,055)	(3,576)	(15)
Net gain (loss) on other assets	13,614	(6)	(16)
Net loss on tax credit investments	(775)	(252)	(815)
Other	5,661	5,286	4,678
Total noninterest (loss) income	$(46,681)	$48,244	$46,271

The sale of the assets of our insurance subsidiary in April 2024 resulted in a gain on other assets of $13.7 million. The $4.6 million decline in insurance income was also attributed to this transaction.

Company owned life insurance (“COLI”) income decreased $6.6 million to $5.5 million in 2024, compared to $12.1 million in 2023. The decrease was primarily attributable to income from the surrender and redeploy of $53.9 million in cash surrender COLI in 2023. The revenue from the transaction, which was partially offset by $5.4 million of related incremental income taxes, was based upon the credit rating of the premium allocation to separate account investments, as supported by the performance of the underlying investment divisions.

A net loss on investment securities of $100.1 million was recognized in 2024 due to the sale of $653.5 million of AFS securities as part of the strategic investment securities restructuring resulting from the common stock offering. The after-tax impact of the loss was approximately $75 million. The net loss on investment securities in 2023 was reflective of the sale of $54 million in lower yielding AFS agency mortgage-backed securities at an after-tax loss of $2.8 million.

Noninterest Expense

The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	2024	2023	2022
Salaries and employee benefits	$66,126	$71,889	$69,633
Occupancy and equipment	14,361	14,798	15,103
Professional services	7,702	5,259	5,592
Computer and data processing	22,689	20,110	17,638
Supplies and postage	1,935	1,873	1,943
FDIC assessments	5,284	4,902	2,440
Advertising and promotions	1,573	1,926	2,013
Amortization of intangibles	552	910	986
Provision for litigation settlement	23,022	-	-
Deposit-related charged-off items	20,341	1,201	789
Restructuring charges	35	114	1,619
Other	15,286	14,243	11,606
Total noninterest expense	$178,906	$137,225	$129,362

Salaries and employee benefits expense decreased $5.8 million, or 8%, to $66.1 million in 2024, compared to $71.9 million in 2023. The decrease was primarily due to the decrease in headcount as a result of the sale of our SDN subsidiary and the fourth quarter 2023 organizational changes.

Computer and data processing expense increased $2.6 million, or 13%, to $22.7 million in 2024, compared to $20.1 million in 2023. The increase was primarily a result of our strategic investments in data efficiency and marketing technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Professional services expense increased $2.4 million, or 46%, to $7.7 million in 2024, compared to $5.6 million in 2023. Professional services expense for 2024 included $1.4 million of legal and other professional expense related to the deposit-related fraud event.

Provision for litigation settlement of $23.0 million in 2024 represented the pre-tax litigation accrual, which reflects the agreed upon settlement of $29.5 million less $6.5 million of available related insurance proceeds.

Deposit related charged-off items of $20.3 million in 2024 included an $18.2 million loss associated with charge-offs related to the deposit-related fraudulent activity we experienced in early March 2024.

Other expense of $15.3 million in 2024 increased $1.0 million, or 7%, compared to $14.2 million in 2023, primarily due to increases in the New York State capital base tax.

The efficiency ratio for the year ended December 31, 2024 was 82.35% compared with 62.96% for 2023. The higher efficiency ratio was primarily the result of the increase in noninterest expense in 2024 as described above. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

Income tax benefit was $26.5 million for 2024, reflective of the net loss reported for the year, compared to income tax expense of $12.8 million for 2023. In 2023, we incurred additional taxes of approximately $5.4 million associated with the capital gains of the previously mentioned COLI surrenders coupled with a 10% modified endowment contract penalty that is typical of general account surrenders. In 2024 and 2023, we recognized tax credit investments resulting in a $4.6 million and $3.0 million, respectively, reduction in income tax expense, in each year, and a $775 thousand and $252 thousand net loss recorded in noninterest income, respectively.

Our effective tax rate was -38.9% for 2024, compared to 20.3% for 2023. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2024 and 2023 reflects the New York State tax benefit generated by our real estate investment trust.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

A discussion regarding our financial condition and results of operations at and for the year ended December 31, 2023 and year-to-year comparisons between 2023 and 2022, which are not included in this Form 10-K, can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and are incorporated by reference herein.

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

At December 31, 2024, we had total assets of $6.12 billion, a decrease of 1% from $6.16 billion as of December 31, 2023, reflective of a decrease in cash resulting from the decreased deposits and borrowings and a decrease in other assets, partially offset by a slight increase in loans, and the sale of the assets of our insurance subsidiary. Net loans were $4.43 billion as of December 31, 2024, up $20.1 million, compared to $4.41 billion as of December 31, 2023. The increase in net loans was primarily due to organic growth in our commercial mortgage loan portfolio, partially offset by a decrease in consumer indirect loans and commercial business loans. Non-performing assets totaled $41.5 million as of December 31, 2024, up $14.7 million compared to December 31, 2023. The increase in non-performing assets was primarily driven by one $15.5 million commercial loan relationship that was placed on nonaccrual status during the third quarter of 2024. Total deposits amounted to $5.10 billion as of December 31, 2024, down $108.2 million, or 2%, compared to December 31, 2023. As of December 31, 2024, borrowings totaled $223.8 million, compared to $309.5 million as of December 31, 2023. Common book value per common share was $27.48 and $28.40 as of December 31, 2024 and 2023, respectively. As of December 31, 2024, our total shareholders’ equity was $569.0 million compared to $454.8 million as of December 31, 2023. The increase in shareholders’ equity as compared to December 31, 2023, was reflective of the $108.6 million in net proceeds from the common stock offering, and a decrease in our accumulated other comprehensive loss associated with unrealized losses on AFS securities portfolio, due to the investment securities restructuring, partially offset by the net loss for the year.

MANAGEMENT’S DISCUSSION AND ANALYSIS

INVESTING ACTIVITIES

The following table summarizes the composition of our available for sale and held to maturity securities portfolios (in thousands).

	Investment Securities Portfolio Composition At December 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$-	$-	$24,535	$21,811
Mortgage-backed securities:
Agency mortgage-backed securities	964,057	902,019	1,013,455	865,594
Non-Agency mortgage-backed securities	-	365	-	325
Other debt securities	8,663	8,721	-	-
Total available for sale securities	972,720	911,105	1,037,990	887,730
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	16,663	16,151	16,513	15,983
State and political subdivisions	45,333	40,167	68,854	63,782
Mortgage-backed securities	54,007	48,238	62,793	57,265
Total held to maturity securities	116,003	104,556	148,160	137,030
Allowance for credit losses–securities	(2)		(4)
Total held to maturity securities, net	116,001		148,156
Total investment securities	$1,088,721	$1,015,661	$1,186,146	$1,024,760

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

Our AFS investment securities portfolio increased $23.4 million from $887.7 million at December 31, 2023 to $911.1 million at December 31, 2024. Our AFS portfolio had a net unrealized loss totaling $61.6 million at December 31, 2024 compared to a net unrealized loss of $150.3 million at December 31, 2023. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change. A net loss on investment securities of $100.1 million was recognized in 2024 due to the investment securities restructuring plan, which was executed in December 2024 following our common stock offering. As part of the restructuring, the Bank sold $653.5 million of AFS investment securities, which resulted in a pre-tax loss on the sale of securities of $100.2 million in the fourth quarter of 2024. The after-tax impact of the loss of approximately $75 million was entirely funded by a portion of the capital raised through our common stock offering that was downstreamed to the Bank. The net proceeds from the pre-tax sale of the securities were reinvested into higher yielding, agency wrapped investment securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the year ended December 31, 2024 and 2023 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2024, we concluded that unrealized losses on our AFS securities were not impaired due to reasons of credit quality and no allowance for credit losses has been recognized on AFS securities. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The following discussion provides further details of our assessment of the AFS securities portfolio by investment category.

Agency Mortgage-backed Securities

With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of December 31, 2024, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

Our AFS portfolio as of December 31, 2024, reflected our strategic investment securities restructuring as a result of the common stock offering. As of December 31, 2024, there were 76 securities in the AFS Agency MBS portfolio with an aggregate fair value of $854.2 million that were in an unrealized loss position with unrealized losses totaling $62.5 million. Of these, 39 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $176.6 million and unrealized losses of $53.4 million. The unrealized loss of these securities was driven by the timing of the purchases of fixed-rate securities during the extended low interest rate environments experienced in prior years, which has been compounded with subsequent increases in benchmark interest rates. However, these fixed-rate securities were purchased with the expectation that they will continue to prepay principal and the proceeds will be invested at current market rates.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2024 on such Agency MBS to be credit related. As of December 31, 2024, we did not intend to sell any Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

Non-Agency Mortgage-backed Securities

Our non-Agency MBS portfolio consists of positions in one privately issued whole loan collateralized mortgage obligations with a fair value and net unrealized gain of $365 thousand as of December 31, 2024. As of that date, the one non-Agency MBS was rated below investment grade. This security was not in an unrealized loss position.

Other Investments

As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At December 31, 2024, our ownership of FHLB and FRB stock totaled $11.3 million and $7.0 million, respectively, and is included in other assets and recorded at cost, which approximates fair value.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

Total loans were $4.48 billion at December 31, 2024, an increase of $17.1 million, from December 31, 2023. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition
	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Commercial business	$665,321	14.9%	$735,700	16.5%
Commercial mortgage–construction	582,619	13.0	493,003	11.0
Commercial mortgage–multifamily	470,954	10.5	452,155	10.1
Commercial mortgage–non-owner occupied	857,987	19.2	788,515	17.7
Commercial mortgage–owner occupied	288,036	6.4	271,646	6.1
Total commercial mortgage	2,199,596	49.1	2,005,319	44.9
Total commercial	2,864,917	64.0	2,741,019	61.4
Residential real estate loans	650,206	14.5	649,822	14.6
Residential real estate lines	75,552	1.7	77,367	1.7
Consumer indirect	845,772	18.9	948,831	21.3
Other consumer	42,757	0.9	45,100	1.0
Total consumer	1,614,287	36.0	1,721,120	38.6
Total loans	4,479,204	100.0%	4,462,139	100.0%
Less: Allowance for credit losses	48,041		51,082
Total loans, net	$4,431,163		$4,411,057

Total commercial loans of $2.86 billion, represented 64% of total loans at December 31, 2024, compared to $2.74 billion, or 61% of total loans as of December 31, 2023. Commercial business loans of $665.3 million, or 15% of total loans, were down $70.4 million, or 10%, from December 31, 2023, and total commercial mortgage loans of $2.20 billion, or 49% of total loans, were up $194.3 million, or 10%, from December 31, 2023. The increase in commercial mortgage loans was attributable to increases in construction, multifamily, owner and non-owner occupied loans. As of December 31, 2024, commercial real estate (“CRE”) loans made up approximately 67% of total commercial loans, and 43% of total loans, commercial and industrial loans approximated 29% of total commercial loans, and 19% of total loans, and business banking unit loans were approximately 4% of total commercial loans and 3% of total loans. Our CRE committed credit exposure at December 31, 2024 related to approximately 44% multi-family, 17% office, 8% retail, 8% hospitality, 7% industrial property, and 5% home builder. Approximately 68% of our office exposure at December 31, 2024, or 12% of our total CRE exposure, related to Class B or medical office space. More than 75% of our office and 90% of our multifamily CRE loans have full or limited personal or corporate recourse.

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

We participate in various lending programs in which guarantees are supplied by U.S. government agencies, such as the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2024, the principal balance of such loans (included in commercial loans) was $21.8 million, and the guaranteed portion amounted to $13.4 million.

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

Consumer loans totaled $1.61 billion at December 31, 2024, down $106.8 million compared to 2023, and represented 36% of the 2024 year-end loan portfolio versus 39% at December 31, 2023. Loans in this classification include residential real estate loans, residential real estate lines, indirect consumer and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, including inflation, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential real estate portfolios include conventional first lien mortgages and home equity loans and lines of credit. For conventional first lien mortgages, we generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g., personal mortgage insurance). A portion of our fixed-rate conventional mortgage loans are sold in the secondary market with servicing rights retained. Our conventional mortgage products continue to be underwritten using FHLMC secondary marketing guidelines. Our underwriting guidelines for home equity products include a combination of borrower FICO (credit score), the LTV of the property securing the loan and evidence of the borrower having sufficient income to repay the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production was 742 and 750 during the years ended December 31, 2024 and 2023, respectively.

Residential real estate loans totaled $650.2 million at the end of 2024, up $384 thousand, from the end of the prior year and comprised 15% of total loans outstanding at both December 31, 2024 and December 31, 2023. The residential real estate line portfolio amounted to $75.6 million at December 31, 2024 down $1.8 million, compared to 2023 and represented 2% of total loans at both December 31, 2024 and December 31, 2023. The residential real estate loans and lines portfolios had a weighted average LTV at origination of approximately 70% at December 31, 2024 and 2023. Approximately 92% of the loans and lines were first lien positions at December 31, 2024 and 2023.

Consumer indirect loans amounted to $845.8 million at December 31, 2024 down $103.1 million, or 11%, compared to 2023 and represented 19% of the 2024 year-end loan portfolio versus 21% at year-end 2023. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily by individuals, but also by corporations and other organizations. The loans are originated through dealerships and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2024, we originated $292.1 million in indirect loans with a mix of approximately 27% new vehicles and 73% used vehicles. This compares with $489.0 million in indirect loans with a mix of approximately 29% new vehicles and 71% used vehicles for 2023. The average FICO score for indirect loan production was approximately 724 and 713 during the years ended December 31, 2024 and 2023, respectively. Effective January 1, 2024, we exited the Pennsylvania automobile market in order to align our focus more fully around our core Upstate New York market, which includes a strong network of approximately 370 new automobile dealers.

Other consumer loans totaled $42.8 million at December 31, 2024, down $2.3 million, compared to 2023, and represented approximately 1% of the 2024 and 2023 year-end loan portfolio. Other consumer loans consist of BaaS loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The decline in our other consumer loans primarily related to the intentional wind-down of our BaaS loans.

Our loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our operating footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2024, no significant concentrations, as defined above, existed in our portfolio. Our largest loan portfolios are CRE and indirect automobile lending. Our CRE loan portfolio is geographically diversified through multiple property types, as well as cities and markets in New York State, and the Mid-Atlantic region (Maryland, Virginia, Washington, DC) with various sources of borrower repayment. The indirect automobile loan portfolio consists of geographically diverse small loans with an average loan size of approximately $30,000. Approximately, 78% of the portfolio is to Tier 1 and Tier 2 borrowers with a FICO score greater than 670. Credit concentration limits are defined and established in our policies, and compliance with limits is monitored and reported to management and board-level committees, with defined actions to be taken in instances of a limit breach.

Loans Held for Sale and Loan Servicing Portfolio

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $2.3 million and $1.4 million as of December 31, 2024 and 2023, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $280.8 million and $269.4 million as of December 31, 2024 and 2023, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses–loans (in thousands) for the periods indicated.

	Credit Loss–Loans Analysis
	Year Ended December 31,
	2024	2023	2022
Allowance for credit losses–loans, beginning of period	$51,082	$45,413	$39,676
Net charge-offs (recoveries):
Commercial business	98	(109)	(64)
Commercial mortgage–construction	-	980	-
Commercial mortgage–multifamily	12	-	-
Commercial mortgage–non-owner occupied	(8)	(875)	(864)
Commercial mortgage–owner occupied	(4)	(70)	11
Residential real estate loans	95	89	279
Residential real estate lines	-	41	(1)
Consumer indirect	7,927	7,595	4,538
Other consumer	566	893	1,339
Total net charge-offs	8,686	8,544	5,238
Provision for credit losses–loans	5,645	14,213	10,975
Allowance for credit losses–loans, end of year	$48,041	$51,082	$45,413

Net loan charge-offs (recoveries) to average loans:
Commercial business	0.01%	-0.02%	-0.01%
Commercial mortgage–construction	0.00%	0.27%	0.00%
Commercial mortgage–multifamily	0.00%	0.00%	0.00%
Commercial mortgage–non-owner occupied	0.00%	-0.10%	-0.12%
Commercial mortgage–owner occupied	0.00%	0.30%	0.00%
Residential real estate loans	0.01%	0.01%	0.05%
Residential real estate lines	0.00%	0.05%	0.00%
Consumer indirect	0.89%	0.76%	0.45%
Other consumer	1.23%	3.11%	9.15%
Total loans	0.20%	0.20%	0.14%

Allowance for credit losses–loans to total loans	1.07%	1.14%	1.12%
Allowance for credit losses–loans to nonaccrual loans	116%	192%	445%
Allowance for credit losses–loans to non-performing loans	116%	192%	445%

Net charge-offs of $8.7 million in 2024 represented 0.20% of average loans compared to $8.5 million, or 0.20%, in 2023. The allowance for credit losses–loans decreased to $48.0 million at December 31, 2024, compared with $51.1 million at December 31, 2023, due to a decrease in the current year provision for loan losses, primarily driven by a shift in mix of loan balances (consumer indirect category decreased and represented a smaller percentage of the portfolio), combined with positive trends in qualitative factors and a slight decrease in loan specific reserves. Non-performing loans increased $14.7 million to $41.4 million at December 31, 2024 from prior year end, primarily due to one $15.5 million commercial loan relationship that was placed on nonaccrual status during the third quarter of 2024. The ratio of the allowance for credit losses–loans to total loans was 1.07% and 1.14% at December 31, 2024 and 2023, respectively. The ratio of allowance for credit losses–loans to non-performing loans was 116% at December 31, 2024, compared with 192% at December 31, 2023, reflective of the lower allowance for credit losses–loans.

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

	Allowance for Credit Losses–Loans by Loan Category
	At December 31,
	2024		2023
	Credit Loss Allowance	Percentage of Loans By Category to Total Loans	Credit Loss Allowance	Percentage of Loans By Category to Total Loans
Commercial business	$8,665	14.9%	$13,102	16.5%
Commercial mortgage–construction	6,824	13.0	3,710	11.0
Commercial mortgage–multifamily	3,458	10.5	4,009	10.1
Commercial mortgage–non-owner occupied	7,330	19.2	6,074	17.7
Commercial mortgage–owner occupied	4,183	6.4	2,065	6.1
Residential real estate loans	3,596	14.5	5,286	14.6
Residential real estate lines	793	1.7	764	1.7
Consumer indirect	12,705	18.9	14,099	21.3
Other consumer	487	0.9	1,973	1.0
Total	$48,041	100.0%	$51,082	100.0%

Loans not analyzed for a specific reserve are segmented into “pools” of loans based upon similar risk characteristics. This is referred to as the “pooled loan” component of the allowance for credit losses estimate. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s credit risk review function. The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, and other loans deemed appropriate by management. The process we use to determine the overall allowance for credit losses is based on this analysis. Based on this analysis, we believe the allowance for credit losses is adequate as of December 31, 2024.

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

The adequacy of the allowance for credit losses is subject to ongoing management review. While management evaluates currently available information in establishing the allowance for credit losses–loans, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses–loans. Such agencies may require us to increase the allowance based on their judgments about information available to them at the time of their examination.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-performing Assets and Potential Problem Loans

The following table summarizes our non-performing assets (in thousands) as of the dates indicated:

	Non-Performing Assets
	At December 31,
	2024	2023
Nonaccrual loans:
Commercial business	$5,609	$5,664
Commercial mortgage–construction	20,280	5,320
Commercial mortgage–multifamily	-	189
Commercial mortgage–non-owner occupied	4,773	4,651
Commercial mortgage–owner occupied	354	403
Residential real estate loans	6,918	6,364
Residential real estate lines	253	221
Consumer indirect	3,157	3,814
Other consumer	19	13
Total nonaccrual loans	41,363	26,639
Accruing loans 90 days or more delinquent	43	21
Total non-performing loans	41,406	26,660
Foreclosed assets	60	142
Total non-performing assets	$41,466	$26,802

Nonaccrual loans to total loans	0.92%	0.60%
Non-performing loans to total loans	0.92%	0.60%
Non-performing assets to total assets	0.68%	0.44%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at December 31, 2024 were $41.5 million, an increase of $14.7 million from $26.8 million at December 31, 2023. The primary component of non-performing assets is non-performing loans, which were $41.4 million or 0.92% of total loans at December 31, 2024, compared with $26.7 million or 0.60% of total loans at December 31, 2023. The increase in nonperforming loans related primarily to one $15.5 million commercial loan relationship that was placed on nonaccrual status during the third quarter of 2024.

Approximately $1.1 million, or 3%, of the $41.4 million of nonaccrual loans, a component of non-performing loans, as of December 31, 2024 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $60 thousand and $142 thousand of properties representing foreclosed asset holdings at December 31, 2024 and 2023, respectively.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $33.7 million and $29.9 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2024 and 2023, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits (in thousands) as of the dates indicated.

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$950,351	18.1%	$1,010,614	19.4%
Interest-bearing demand	705,195	13.8	713,158	13.7
Savings and money market	1,904,013	37.8	2,084,444	40.0
Time deposits	1,545,172	30.3	1,404,696	26.9
Total deposits	$5,104,731	100.0%	$5,212,912	100.0%

As of December 31, 2024 and 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $1.93 billion, or 38% of total deposits, and $1.82 billion, or 35% of total deposits, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $328.4 million and $302.6 million at December 31, 2024 and 2023, respectively. The maturities of our uninsured time deposits at December 31, 2024 were as follows: $102.7 million in three months or less; $94.6 million between three months and six months; $88.3 million between six months and one year; and $42.8 million over one year. Approximately $1.00 billion and $956.3 million of reciprocal and public deposits, characterized as preferred deposits for FDIC call report purposes, were collateralized by government-backed securities as of December 31, 2024 and 2023, respectively. As of December 31, 2024, estimated uninsured nonpublic deposits were approximately 18% of total deposits.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2024, total deposits were $5.10 billion, representing a decrease of $108.2 million, or 2%, which was primarily the result of a decrease in brokered and reciprocal deposits, partially offset by increases in non-public and public deposits. Time deposits were approximately 30% and 27% of total deposits at December 31, 2024 and 2023, respectively.

Non-public deposits, the largest component of our funding sources, totaled $3.21 billion and $3.12 billion at December 31, 2024 and 2023, respectively, and represented 63% and 60% of total deposits as of the end of each year, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $1.07 billion and $1.02 billion at December 31, 2024 and December 31, 2023, respectively, and represented 21% and 20% of total deposits as of the end of each year, respectively.

We participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $746.7 million at December 31, 2024, compared to $817.6 million at December 31, 2023, and represented 15% and 16% of total deposits as of the end of each year, respectively.

Brokered deposits totaled $80.9 million, or 2% of total deposits, and $256.8 million, or 5% of total deposits, at December 31, 2024 and 2023, respectively. As of December 31, 2024 and December 31, 2023, respectively, $28.1 million and $206.8 million of interest-bearing demand deposits and $52.8 million and $50.0 million of time deposits were brokered deposit accounts. We reduced the outstanding balance of the brokered sweep deposit portfolio by $180.0 million in March 2024 through the utilization of more cost effective funding sources.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2024	2023
Short-term borrowings:
FHLB	$99,000	$107,000
FRB	-	78,000
Total short-term borrowings	99,000	185,000
Long-term borrowings:
FHLB	50,000	50,000
Subordinated notes, net	74,842	74,532
Total long-term borrowings	124,842	124,532
Total borrowings	$223,842	$309,532

Short-term Borrowings

Short-term borrowings at December 31, 2024 and 2023 were $99.0 million and $185.0 million, respectively, which included $99.0 million and $107.0 million in short-term FHLB borrowings, respectively. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. Borrowings at December 31, 2023 also included $78.0 million of funds borrowed under the Federal Reserve Bank (“FRB”) Bank Term funding program. In May 2023, we borrowed $15.0 million under the FRB Bank Term Funding Program at an interest rate of 4.8%, which matured on May 8, 2024. In December 2023, we borrowed $50.0 million under the program at 4.89%, which matured on December 13, 2024 and $13.0 million at 4.88%, which matured on December 20, 2024. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short-term funding needs as they arise. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. We continue to be proactive in managing funding costs and reduced short-term borrowings in 2024.

As of December 31, 2024, $50.0 million of the short-term borrowings balance was designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%, $30.0 million was designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%, and $25.0 million was designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%. At December 31, 2024 and 2023, the Company’s borrowings had a weighted average rate of 4.68% and 5.30%, respectively.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $251.4 million of immediate credit capacity with the FHLB and $848.4 million in secured borrowing capacity at the FRB discount window, none of which was outstanding at December 31, 2024. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had $155.0 million of credit available under unsecured federal funds purchased lines with various banks, with no amounts outstanding at December 31, 2024. Additionally, we had approximately $183.3 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. No amounts have been drawn on the line of credit at December 31, 2024 and 2023.

Long-term Borrowings

As of December 31, 2024 and 2023 and we had a long-term advance payable to FHLB of $50.0 million. The advance matures on January 20, 2026 and bears interest at a fixed rate of 4.05%. FHLB advances are collateralized by securities from our investment portfolio and certain qualifying loans.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

On April 15, 2015, we issued $40.0 million of subordinated notes (the “2015 Notes”) in a registered public offering. The 2015 Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month CME Term SOFR plus 0.26262%. The 2015 Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. The 2015 Notes qualify as Tier 2 capital for regulatory purposes.

Shareholders’ Equity

Total shareholders’ equity was $569.0 million at December 31, 2024, an increase of $114.2 million from $454.8 million at December 31, 2023. The increase in shareholders’ equity was reflective of the $108.6 million in net proceeds from the common stock offering. Accumulated other comprehensive loss included in shareholders’ equity decreased $67.3 million during the year due primarily to lower net unrealized losses on securities available for sale. Net loss for the year decreased shareholders’ equity by $41.6 million, while common and preferred stock dividends declared decreased equity by $19.9 million. Treasury stock decreased $2.3 million primarily due to the issuance of shares for the vesting of restricted stock units. For detailed information on shareholders’ equity, see Note 14, Shareholders’ Equity, of the notes to consolidated financial statements. FII and the Bank are subject to various regulatory capital requirements. At December 31, 2024, both FII and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital requirements, see Note 13, Regulatory Matters, of the notes to consolidated financial statements.

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

On December 13, 2024, we completed an underwritten public offering of 4,600,000 shares of common stock, including 600,000 shares as result of the underwriters exercising their overallotment option, at $25.00 per share. We received net proceeds of $108.6 million after deducting underwriting discounts and commissions, and offering expenses from the sale of our common stock. As intended, a portion of the net proceeds was used to fund losses associated with a strategic investment securities restructuring, which was completed in late December 2024. The proceeds may also be used for general corporate purposes which may include the repayment of indebtedness.

Cash and cash equivalents were $87.3 million as of December 31, 2024, a decrease of approximately $37.1 million from $124.4 million as of December 31, 2023. During 2024, net cash provided by operating activities totaled $77.1 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items, including a $100.1 million net loss on the sale of investment securities. Net cash used in investing activities totaled $8.2 million, which included outflows of $25.8 million for net loan originations, $5.0 million for purchases of premises and equipment, and $4.5 million net cash used for the purchase of investment securities, partially offset by $27.0 million of proceeds from the sale of the assets of our insurance subsidiary. Net cash used in financing activities of $106.0 million was primarily attributed to a $108.2 million net decrease in deposits, an $86.0 million net decrease in short-term borrowings and $20.0 million in dividend payments, partially offset by $108.6 million of net proceeds from our common stock offering.

Planned Uses of Capital Resources

The Company has various long-term contractual obligations as of December 31, 2024, which include:

•
Time deposits for $1.55 billion;
•
Supplemental executive retirement plans for $181 thousand;
•
Subordinated notes for $75.0 million
•
FHLB long-term advances for $50.0 million; and
•
Operating leases for $48.2 million.

For additional information on the Company’s long-term contractual obligations above, see Note 9, Deposits, Note 19, Employee Benefit Plans, Note 10, Borrowings, and Note 7, Leases, in the accompanying consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have financial instruments with off-balance sheet risk established in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit for $1.27 billion and standby letters of credit for $14.6 million as of December 31, 2024. We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

We have committed to investments in limited partnerships, primarily related to small business investment companies, tax credit investments and FinTech and ESG-related investment funds. As of December 31, 2024, the off-balance sheet commitments related to these investments totaled $8.6 million. We have also recorded a $16.4 million liability primarily related to committed contributions for tax credit investments in property placed in service on or before December 31, 2024.

With the exception of obligations in connection with our irrevocable loan commitments, limited partnership investments and tax credit investments as of December 31, 2024, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 12, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

Shelf Registration

We have an effective shelf registration statement on file with the SEC for an indeterminate number of securities that is effective for three years (expires December 4, 2027), around which time we expect to file a replacement shelf registration statement. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time securities, including common stock, debt securities, preferred stock, warrants and units. Under this shelf registration, we completed an underwritten public offering of 4,600,000 shares of common stock at $25.00 per share on December 13, 2024.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), cost-weighted average yields (“Yield”), which is defined as the book yield weighted against the ending book value, and contractual maturities of our debt securities portfolio as of December 31, 2024 (dollars in thousands). Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields.

	Due in less than one year		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
Mortgage-backed securities	$8	2.73%	$13	6.93%	$23,719	4.74%	$940,317	4.38%	$964,057	4.38%
Other debt securities	-	-	-	-	8,663	7.25	-	-	8,663	7.25
	8	2.73	13	6.93	32,382	5.41	940,317	4.38	972,720	4.41
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	-	0.00%	10,000	4.00%	6,663	3.47%	-	0.00%	16,663	3.79%
State and political subdivisions	16,353	2.51	7,508	2.12	-	-	21,472	2.45	45,333	2.36
Mortgage-backed securities	-	-	4,946	3	14,152	2.19	34,909	2.85	54,007	2.66
	16,353	2.51	22,454	2.96	20,815	2.60	56,381	2.70	116,003	2.70
Total investment securities	$16,361	2.84%	$22,467	2.96%	$53,197	4.31%	$996,698	4.28%	$1,088,723	4.23%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at December 31, 2024. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$333,998	$263,298	$67,145	$880	$665,321
Commercial mortgage–construction	369,514	189,946	22,229	930	582,619
Commercial mortgage–multifamily	30,625	180,806	231,539	27,984	470,954
Commercial mortgage–non-owner occupied	83,394	354,884	403,909	15,800	857,987
Commercial mortgage–owner occupied	12,362	42,247	218,561	14,866	288,036
Residential real estate loans	12,873	14,311	147,158	475,864	650,206
Residential real estate lines	51	179	7,815	67,507	75,552
Consumer indirect (1)	9,590	519,361	316,821	-	845,772
Other consumer	4,160	8,706	14,204	15,687	42,757
Total loans	$856,567	$1,573,738	$1,429,381	$619,518	$4,479,204

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$93,041	$40,410	$880	$134,331
Commercial mortgage–construction		14,169	7,832	930	22,931
Commercial mortgage–multifamily		72,507	53,584	5,901	131,992
Commercial mortgage–non-owner occupied		188,212	194,846	3,372	386,430
Commercial mortgage–owner occupied		28,661	93,077	-	121,738
Residential real estate loans		13,969	143,454	318,610	476,033
Residential real estate lines		-	-	-	-
Consumer indirect (1)		519,361	316,821	-	836,182
Other consumer		8,706	14,204	15,585	38,495
With a floating or adjustable rate
Commercial business		170,257	26,735	-	196,992
Commercial mortgage–construction		175,777	14,397	-	190,174
Commercial mortgage–multifamily		108,299	177,955	22,083	308,337
Commercial mortgage–non-owner occupied		166,672	209,063	12,428	388,163
Commercial mortgage–owner occupied		13,586	125,484	14,866	153,936
Residential real estate loans		342	3,704	157,254	161,300
Residential real estate lines		179	7,815	67,507	75,501
Consumer indirect (1)		-	-	-	-
Other consumer		-	-	102	102
Total loans maturing after one year		$1,573,738	$1,429,381	$619,518	$3,622,637

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Resources

The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks were fully phased-in on January 1, 2019. As of December 31, 2024, the Company’s capital levels remained characterized as “well-capitalized” under the BCBS rules. See Note 13, Regulatory Matters of the notes to consolidated financial statements and the “Basel III Capital Rules” section below for further discussion. The following table reflects the Company’s ratios and their components as of December 31 (in thousands):

		2024	2023
Common shareholders’ equity		$553,833	$441,773
Less:	Goodwill and other intangible assets	58,127	69,594
	Net unrealized loss on investment securities (1)	(45,829)	(111,761)
	Hedging derivative instruments	3,085	3,911
	Net periodic pension and postretirement benefits plan adjustments	(9,754)	(11,946)
	Other	(106)	(145)
Common Equity Tier 1 (“CET1”) capital		548,310	492,120
Plus:	Preferred stock	17,285	17,292
Tier 1 Capital		565,595	509,412
Plus:	Qualifying allowance for credit losses	49,266	48,916
	Subordinated Notes	74,842	74,532
Total regulatory capital		$689,703	$632,860
Adjusted average total assets (for leverage capital purposes)		$6,180,275	$6,224,339
Total risk-weighted assets		$5,203,418	$5,218,724

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)		9.15%	8.18%
CET1 Capital (CET1 capital to total risk-weighted assets)		10.54	9.43
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)		10.87	9.76
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)		13.25	12.13

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

As of December 31, 2024, the Company’s capital levels remained characterized as “well-capitalized” under the Basel III rules, including the additional capital conservation buffer.

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

Portfolio Composition

Our balance sheet assets are a mix of fixed and variable rate assets with consumer indirect loans, commercial loans, and MBSs comprising a significant portion of our assets. As of December 31, 2024, our consumer indirect loan portfolio comprised 14% of total assets and was primarily fixed rate loans. Our commercial loan portfolio totaled 47% of total assets and was a combination of fixed and variable rate loans, lines and mortgages. The MBS portfolio, including collateralized mortgages obligations, totaled 17% of total assets with durations averaging three to five years.

Our liabilities are comprised primarily of deposits, which accounted for 92% of total liabilities as of December 31, 2024. Of these deposits, the majority, or 56%, was in nonpublic variable interest rate and noninterest bearing products including demand (both noninterest- and interest- bearing), savings and money market accounts. In addition, fixed interest rate nonpublic certificate of deposit products comprised 15% of total deposits. The Bank also had a significant amount of public deposits, which represented 21% of total deposits as of December 31, 2024.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending December 31, 2025 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-300 bp	-200 bp	-100 bp	+100 bp
Estimated change in net interest income	$(15,663)	$(9,845)	$(4,058)	$2,512
% Change	-7.93%	(4.98)%	(2.05)%	1.27%

In the rising rate scenarios, the model results indicate that net interest income is modeled to increase compared to the flat rate scenario over a one-year timeframe. This is a combination of an increase across the entire deposit portfolio, which has decreased wholesale borrowings and the higher costs associated with borrowings. The simulation does not consider balance sheet growth or a change in the balance sheet mix. As intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income should improve over the longer-term time frame. Model results in the declining rate scenario show a decrease in net interest income due to a combination of increases in the yield curve, as well as increases in higher yielding public and nonpublic deposits, which will reprice downward slower due to market deposit competition.

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

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical data (back-testing), based on third-party review and inputs.

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at December 31, 2024 and 2023. The analysis additionally presents a measurement of the interest rate sensitivity at December 31, 2024 and 2023. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable (dollars in thousands):

	December 31, 2024			December 31, 2023
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$903,789			$627,519
- 300 Basis Points	906,208	$2,419	0.27%	584,066	$(43,453)	-6.92%
- 200 Basis Points	908,905	5,116	0.57	603,181	(24,338)	-3.88
- 300 Basis Points	908,459	4,670	0.52	616,940	(10,579)	-1.69
+ 100 Basis Points	894,135	(9,654)	-1.07	626,463	(1,056)	-0.17

The Pre-Shock Scenario EVE was $903.8 million at December 31, 2024, compared to $627.5 million at December 31, 2023. The increase in the Pre-Shock Scenario EVE at December 31, 2024 compared to December 31, 2023 was the result of overall value increase of the loan portfolio, slightly offset by deposits. The sensitivity in the down Rate Shock Scenarios to EVE grew more positive at December 31, 2024 compared to December 31, 2023. This was a result from a combination of the strategic repositioning of the investment securities portfolio, commercial loan growth, and a better deposit valuation compared to the prior year.

Interest Rate Sensitivity Gap

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2024. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2024
	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
INTEREST-EARNING ASSETS:
Federal funds sold and other interest-earning deposits	$32,363	$-	$-	$-	$32,363
Investment securities	92,299	87,508	348,928	559,988	1,088,723
Loans	1,951,207	604,228	1,512,430	413,619	4,481,484
Total interest-earning assets	$2,075,869	$691,736	$1,861,358	$973,607	5,602,570
Cash and due from banks					54,958
Other assets (1)					459,557
Total assets					$6,117,085

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$2,609,208	$-	$-	$-	$2,609,208
Time deposits	545,435	942,911	56,826	-	1,545,172
Borrowings	99,000	34,880	50,000	39,962	223,842
Total interest-bearing liabilities	$3,253,643	$977,791	$106,826	$39,962	4,378,222
Noninterest-bearing deposits					950,351
Other liabilities					219,528
Total liabilities					5,548,101
Shareholders’ equity					568,984
Total liabilities and shareholders’ equity					$6,117,085
Interest sensitivity gap	$(1,177,774)	$(286,055)	$1,754,532	$933,645	$1,224,348
Cumulative gap	$(1,177,774)	$(1,463,829)	$290,703	$1,224,348
Cumulative gap ratio (2)	63.8%	65.4%	106.7%	128.0%
Cumulative gap as a percentage of total assets	(19.3)%	(23.9)%	4.8%	20.0%

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer as identified below, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

RSM US LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2024 has issued a report on internal control over financial reporting as of December 31, 2024. That report appears herein.

/s/ Martin K. Birmingham	/s/ W. Jack Plants, II
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer
March 12, 2025	March 12, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Financial Institutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans

As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses - loans was $48,041,000 at December 31, 2024, which consisted of an allowance for credit losses for pooled loans ($45,148,000) and a specific reserve for individually evaluated loans ($2,893,000). Management estimates the allowance for credit losses for pooled loans utilizing a discounted cash flow (DCF) method. The DCF method implements a probability of default with a loss given default applied to future cash flows that are adjusted to present value. The Company uses forecasts to predict the performance of modeled economic factors. In addition, the Company uses qualitative factors that are likely to cause estimated credit losses to differ from historical loss experience, including but not limited to: national and local economic trends and conditions (excluding national unemployment), levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration and changes in regulatory environment. The establishment of probability of default, loss given default, reasonable and supportable forecasts, and qualitative factor adjustments require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

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

March 12, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Financial Institutions, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Financial Institutions, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements of the Company and our report dated March 12, 2025, expressed an unqualified opinion.

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

/s/ RSM US LLP

Chicago, Illinois

March 12, 2025

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(in thousands, except share and per share data)	December 31,
	2024	2023
ASSETS
Cash and due from banks	$54,958	$71,197
Interest-bearing deposits in banks	32,363	53,245
Total cash and cash equivalents	87,321	124,442
Securities available for sale, at fair value (amortized cost of $972,720 and $1,037,990, respectively)	911,105	887,730
Securities held to maturity, at amortized cost (net of allowance for credit losses of $2 and $4, respectively) (fair value of $104,556 and $137,030, respectively)	116,001	148,156
Loans held for sale	2,280	1,370
Loans (net of allowance for credit losses of $48,041 and $51,082, respectively)	4,431,163	4,411,057
Company owned life insurance	166,880	161,363
Premises and equipment, net	39,866	39,902
Goodwill and other intangible assets, net	60,758	72,504
Other assets	301,711	314,357
Total assets	$6,117,085	$6,160,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$950,351	$1,010,614
Interest-bearing demand	705,195	713,158
Savings and money market	1,904,013	2,084,444
Time deposits	1,545,172	1,404,696
Total deposits	5,104,731	5,212,912
Short-term borrowings	99,000	185,000
Long-term borrowings, net of issuance costs of $158 and $468, respectively	124,842	124,532
Other liabilities	219,528	183,641
Total liabilities	5,548,101	5,706,085
Commitments and contingencies (Note 12)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,413 and 171,486 shares issued, respectively	17,142	17,149
Total preferred equity	17,285	17,292
Common stock, $0.01 par value; 50,000,000 shares authorized; 20,699,556 and 16,099,556 shares issued, respectively	207	161
Additional paid-in capital	233,421	125,841
Retained earnings	388,665	451,687
Accumulated other comprehensive loss	(52,604)	(119,941)
Treasury stock, at cost–622,984 and 692,150 shares, respectively	(17,990)	(20,244)
Total shareholders’ equity	568,984	454,796
Total liabilities and shareholders’ equity	$6,117,085	$6,160,881

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)	Years Ended December 31,
	2024	2023	2022
Interest income:
Interest and fees on loans	$282,203	$258,583	$170,819
Interest and dividends on investment securities	25,419	23,623	24,541
Other interest income	5,609	3,927	747
Total interest income	313,231	286,133	196,107
Interest expense:
Deposits	140,008	107,361	22,994
Short-term borrowings	3,367	6,890	1,500
Long-term borrowings	6,267	6,167	4,241
Total interest expense	149,642	120,418	28,735
Net interest income	163,589	165,715	167,372
Provision for credit losses	6,150	13,681	13,311
Net interest income after provision for credit losses	157,439	152,034	154,061
Noninterest (loss) income:
Service charges on deposits	4,233	4,625	5,889
Insurance income	2,144	6,708	6,364
Card interchange income	7,855	8,220	8,205
Investment advisory	10,713	10,955	11,493
Company owned life insurance	5,487	12,106	5,542
Investments in limited partnerships	2,382	1,783	1,293
Loan servicing	716	479	507
Income from derivative instruments, net	726	1,350	1,919
Net gain on sale of loans held for sale	618	566	1,227
Net loss on investment securities	(100,055)	(3,576)	(15)
Net gain (loss) on other assets	13,614	(6)	(16)
Net loss on tax credit investments	(775)	(252)	(815)
Other	5,661	5,286	4,678
Total noninterest (loss) income	(46,681)	48,244	46,271
Noninterest expense:
Salaries and employee benefits	66,126	71,889	69,633
Occupancy and equipment	14,361	14,798	15,103
Professional services	7,702	5,259	5,592
Computer and data processing	22,689	20,110	17,638
Supplies and postage	1,935	1,873	1,943
FDIC assessments	5,284	4,902	2,440
Advertising and promotions	1,573	1,926	2,013
Amortization of intangibles	552	910	986
Provision for litigation settlement	23,022	-	-
Deposit-related charged-off items	20,341	1,201	789
Restructuring charges	35	114	1,619
Other	15,286	14,243	11,606
Total noninterest expense	178,906	137,225	129,362
(Loss) income before income taxes	(68,148)	63,053	70,970
Income tax (benefit) expense	(26,502)	12,789	14,397
Net (loss) income	$(41,646)	$50,264	$56,573
Preferred stock dividends	1,459	1,459	1,459
Net (loss) income available to common shareholders	$(43,105)	$48,805	$55,114

(Loss) earnings per common share (Note 18):
Basic	$(2.75)	$3.17	$3.58
Diluted	$(2.75)	$3.15	$3.56
Cash dividends declared per common share	$1.20	$1.20	$1.16

Weighted average common shares outstanding:
Basic	15,683	15,376	15,384
Diluted	15,683	15,475	15,471

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)	Years Ended December 31,
	2024	2023	2022
Net (loss) income	$(41,646)	$50,264	$56,573
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	65,971	16,728	(123,663)
Hedging derivative instruments	(826)	(824)	3,575
Pension and post-retirement obligations	2,192	1,642	(4,192)
Total other comprehensive income (loss), net of tax	67,337	17,546	(124,280)
Comprehensive income (loss)	$25,691	$67,810	$(67,707)

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2024, 2023 and 2022

(in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2021	$17,292	$161	$126,105	$384,007	$(13,207)	$(9,216)	$505,142
Comprehensive income (loss):
Net income	-	-	-	56,573	-	-	56,573
Other comprehensive loss, net of tax	-	-	-	-	(124,280)	-	(124,280)
Purchases of common stock for treasury	-	-	-	-	-	(15,340)	(15,340)
Share-based compensation plans:
Share-based compensation	-	-	2,551	-	-	-	2,551
Restricted stock units released	-	-	(1,628)	-	-	1,628	-
Restricted stock awards issued, net	-	-	(360)	-	-	360	-
Stock awards	-	-	(32)	-	-	231	199
Cash dividends declared:
Series A 3% Preferred–$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred–$8.48 per share	-	-	-	(1,455)	-	-	(1,455)
Common–$1.16 per share	-	-	-	(17,781)	-	-	(17,781)
Balance at December 31, 2022	$17,292	$161	$126,636	$421,340	$(137,487)	$(22,337)	$405,605
Comprehensive income (loss):
Net income	-	-	-	50,264	-	-	50,264
Other comprehensive loss, net of tax	-	-	-	-	17,546	-	17,546
Purchases of common stock for treasury	-	-	-	-	-	(571)	(571)
Share-based compensation plans:
Share-based compensation	-	-	1,674	-	-	-	1,674
Restricted stock units released	-	-	(1,764)	-	-	1,764	-
Restricted stock awards issued, net	-	-	(590)	-	-	590	-
Stock awards	-	-	(115)	-	-	310	195
Cash dividends declared:
Series A 3% Preferred–$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred–$8.48 per share	-	-	-	(1,455)	-	-	(1,455)
Common–$1.20 per share	-	-	-	(18,458)	-	-	(18,458)
Balance at December 31, 2023	$17,292	$161	$125,841	$451,687	$(119,941)	$(20,244)	$454,796
Comprehensive income (loss):
Net loss	-	-	-	(41,646)	-	-	(41,646)
Other comprehensive income, net of tax	-	-	-	-	67,337	-	67,337
Common stock issued for equity offering, net	-	46	108,526	-	-	-	108,572
Purchases of common stock for treasury	-	-	-	-	-	(426)	(426)
Purchases of shares of 3% preferred stock	(7)	-	-	-	-	-	(7)
Share-based compensation plans:
Share-based compensation	-	-	1,610	-	-	-	1,610
Restricted stock units released	-	-	(1,898)	-	-	1,898	-
Restricted stock awards issued, net	-	-	(607)	-	-	607	-
Stock awards	-	-	(51)	-	-	175	124
Cash dividends declared:
Series A 3% Preferred–$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred–$8.48 per share	-	-	-	(1,455)	-	-	(1,455)
Common–$1.20 per share	-	-	-	(19,917)	-	-	(19,917)
Balance at December 31, 2024	$17,285	$207	$233,421	$388,665	$(52,604)	$(17,990)	$568,984

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(41,646)	$50,264	$56,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,675	8,091	8,112
Net amortization of premiums on investment securities	1,899	3,466	4,970
Provision for credit losses	6,150	13,681	13,311
Share-based compensation	1,610	1,674	2,551
Provision for litigation settlement	23,022	-	-
Deferred income tax benefit	(35,348)	(1,348)	(4,382)
Proceeds from sale of loans held for sale	34,491	19,316	31,556
Originations of loans held for sale	(34,783)	(19,570)	(24,677)
Income on company owned life insurance	(5,487)	(12,106)	(5,542)
Net gain on sale of loans held for sale	(618)	(566)	(1,227)
Net loss on sale of investment securities	100,055	3,576	15
Net gain on sale of assets of subsidiary	(13,658)	-	-
Net loss on other assets	44	6	16
Restructuring charges	35	114	1,619
Decrease (increase) in other assets	20,470	(56,076)	(29,902)
Increase in other liabilities	13,216	372	80,580
Net cash provided by operating activities	77,127	10,894	133,573
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(902,843)	(51,472)	(75,269)
Held to maturity	(3,004)	(3,145)	(38,551)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	260,087	83,412	122,591
Held to maturity	34,962	43,601	54,479
Proceeds from sales of securities available for sale	606,321	50,515	6,252
Net increase in loans	(25,751)	(420,234)	(376,251)
Purchases of company owned life insurance, net of benefits received	(30)	(53,655)	(35,564)
Proceeds from surrender of company owned life insurance	-	43,880	25,522
Proceeds from sale of assets of subsidiary	27,000	-	-
Purchases of premises and equipment	(4,974)	(2,992)	(8,369)
Net cash used in investing activities	(8,232)	(310,090)	(325,160)
Cash flows from financing activities:
Net (decrease) increase in deposits	(108,181)	283,488	102,334
Net (decrease) increase in short-term borrowings	(86,000)	(20,000)	175,000
Repurchase of preferred stock	(7)	-	-
Proceeds from issuance of common stock	108,572	-	-
Issuance of long-term debt	-	50,000	-
Purchases of common stock for treasury	(426)	(571)	(15,340)
Cash dividends paid to preferred shareholders	(1,459)	(1,459)	(1,459)
Cash dividends paid to common shareholders	(18,515)	(18,286)	(17,594)
Net cash (used in) provided by financing activities	(106,016)	293,172	242,941
Net (decrease) increase in cash and cash equivalents	(37,121)	(6,024)	51,354
Cash and cash equivalents, beginning of period	124,442	130,466	79,112
Cash and cash equivalents, end of period	$87,321	$124,442	$130,466
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Institutions, Inc. (individually referred to herein as the “Parent Company,” or “Parent,” and together with all of its subsidiaries, collectively referred to herein as the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). At December 31, 2024, the Company conducted its business through its subsidiaries: Five Star Bank (the “Bank”), a New York chartered bank; and Courier Capital, LLC (“Courier Capital”), a Securities and Exchange Commission (“SEC”)-registered investment advisory and wealth management firm. The Company provides a full range of banking and related financial services to consumer, commercial and municipal customers through its bank and non-bank subsidiaries.

On April 1, 2024, the Company announced and closed the sale of the assets of its wholly-owned subsidiary, SDN Insurance Agency, LLC (“SDN”), a full-service insurance agency to NFP Property & Casualty Services, Inc., a subsidiary of NFP Corp.

On May 1, 2023, the Company completed the merger of its wholly-owned SEC-registered investments advisory firms, under which HNP Capital, LLC merged with and into Courier Capital. The merger was accounted for under Accounting Standards Codification (“ASC”) 805-50-15—Transactions Between Entities Under Common Control, as an exchange of assets in which Courier Capital recognized the assets and liabilities transferred at historical cost basis at the date of transfer. Corn Hill Innovations Lab, LLC, which oversaw the Company’s Banking-as-a-Service (“BaaS”) and financial technology (“FinTech”) relationships, was dissolved on March 28, 2023, and all assets and liabilities were transferred to the Bank.

The accounting and reporting policies conform to general practices within the banking industry and to accounting standards set by the Financial Accounting Standards Board (“FASB”) under accounting principles generally accepted in the Unites States of America (“GAAP”).

The Company has evaluated events and transactions for potential recognition or disclosure through the day the financial statements were issued and determined there were no material recognizable subsequent events other than the accrual for a contingent litigation liability for the settlement of a litigation matter. Refer to Note 12, Commitments and Contingencies–Contingent Liabilities and Litigation, for more information.

The following is a description of the Company’s significant accounting policies.

(a.) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b.) Use of Estimates

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the statement of financial condition and reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts these estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates and assumptions.

(c.) Cash Flow Reporting

Cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits in other banks. Net cash flows are reported for loans, deposit transactions and short-term borrowings.

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2024	2023	2022
Supplemental information:
Cash paid for interest	$156,085	$133,847	$32,571
Cash paid for income taxes, net of refunds received	3,493	6,298	3,398
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	60	142	19
Accrued and declared unpaid dividends	6,384	4,982	4,811

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

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

(e.) Loans Held for Sale and Loan Servicing Rights

The Company generally makes the determination of whether to identify a mortgage as held for sale at the time the loan is closed based on the Company’s intent and ability to hold the loan. Loans held for sale are recorded at the lower of cost or market computed on the aggregate portfolio basis. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance with changes included in the determination of results of operations for the period in which the change occurs. The amount of loan origination costs and fees are deferred at origination and recognized as part of the gain or loss on sale of the loans, determined using the specific identification method, in the consolidated statements of operations.

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

December 31, 2024, 2023 and 2022

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

See Allowance for Credit Losses below for further policy discussion and see Note 4, Loans, for additional information.

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

December 31, 2024, 2023 and 2022

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Portfolio Segmentation and “Pooled Loans” Calculation

Loans are pooled based on their homogeneous risk characteristics. Once loans have been segmented into pools, a loss rate is applied to the amortized cost basis. The Company has divided its portfolio into six segments, as the loans within the segments have similar characteristics. Characteristics considered include: purpose, tenor, amortization, repayment source, payment frequency, collateral and recourse. The Company has identified nine portfolio segments of loans including Commercial Business, Commercial Mortgage–Construction, Commercial Mortgage–Multifamily, Commercial Mortgage–Non-Owner Occupied, Commercial Mortgage–Owner Occupied, Residential Real Estate Loans, Residential Real Estate Lines, Consumer Indirect Loans, and Other.

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

December 31, 2024, 2023 and 2022

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Individually Evaluated Loans

Excluded from pooled analysis are loans to be individually evaluated due to the assets not maintaining similar risk characteristics to those in the nine designated segments. These loans are generally considered to be collateral dependent and, therefore, an analysis of the collateral position versus the pooled loan discounted cash flow approach better reflects the potential loss. Individually evaluated accounts include: loans over 90 days past due, loans to borrowers experiencing financial difficulty, loans placed on non-accrual status and classified assets with exposure greater than $2.0 million.

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

December 31, 2024, 2023 and 2022

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized as a provision for credit loss expense in the consolidated statements of operations. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings are based on historical averages of funding rates (i.e., the likelihood of draws taken). Average funding rates are determined based on the most recent 20 quarters (5 years) of actual fundings on lines of credit. The average funding rate for each segment is compared to the current funding rate on each line to determine the average fundings available to be drawn. The fund up rate (the difference between the average funding rate and the current funding rate) for each segment is then applied within the Current Expected Credit Losses (“CECL”) model to the unfunded commitment balance to estimate the expected future fundings under each segment. The loss rate derived for each segment in the current CECL calculation is then applied to the expected future fundings to derive the estimate of allowance for credit losses for unfunded commitments.

(i.) Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are initially recorded at fair value less estimated costs to sell, which establishes the cost basis. Subsequently, other real estate owned is carried at the lower of the cost basis or fair value less estimated selling costs. At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for credit losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for credit losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed, and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned was $60 thousand and $142 thousand at December 31, 2024 and 2023, respectively.

(j.) Company Owned Life Insurance (“COLI”)

The Company holds life insurance policies on certain current and former employees and is the owner and beneficiary of the policies. The Company invests in these policies to provide an efficient form of funding for long-term retirement and other employee benefit costs. Certain life insurance policies have a stable value contract that provides limited cash surrender value protection from declines in the value of the policy’s underlying investments and may result in an extended surrender redemption period. The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and changes in cash surrender value are recorded as noninterest income on the consolidated statements of operations. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as noninterest income.

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

December 31, 2024, 2023 and 2022

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value. If the calculated fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. However, if the carrying value of a reporting unit exceeds its calculated fair value, a goodwill impairment charge is recognized. See Note 6, Goodwill and Other Intangible Assets, for additional information on goodwill and other intangible assets.

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

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. FHLBNY stock totaled $11.3 million and $11.0 million as of December 31, 2024 and 2023, respectively.

As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $7.0 million and $6.4 million as of December 31, 2024 and 2023, respectively.

(n.) Investments in Limited Partnerships

The Company has investments in limited partnerships. The Company evaluates its interests in these investments to determine whether it has a variable interest and whether it is required to consolidate these entities both at inception and on an ongoing basis. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity's expected residual returns. If the Company determines it has a variable interest in an entity, it evaluates whether such interest is Variable Interest Entity (“VIE”). Significant judgments are made to determine whether these entities are a VIE and which entities had the power to direct activities. The Company is required to consolidate any VIE when it is determined to be the primary beneficiary of the VIE’s operations.

The Company’s investments in limited partnerships meet the definition of a VIE as the entities are structured such that the limited partner investors lack substantive voting rights. The general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Accordingly, as a limited partner in the partnerships, the Company has determined that it is not the primary beneficiary of these investments and is not required to consolidate them.

Investments in limited partnerships are accounted for under the equity method. These investments, primarily in Small Business Investment Companies, are included in other assets in the consolidated statements of financial condition and totaled $18.4 million and $16.9 million as of December 31, 2024 and 2023, respectively.

The Company also invests directly and indirectly in limited partnerships formed by third parties that generate tax credits related to the rehabilitation of certified real property and qualified affordable housing projects. The Company has determined that these investments meet the definition of a VIE and that it is not the primarily beneficiary of these investments and is not required to consolidate them. At the time that a structure is placed into service, the limited partnership is eligible for federal and New York State tax credits. The federal tax credit impact is recorded as a reduction of income tax expense. For a New York State tax credit generated after January 1, 2015, the amount not used in the current tax year is treated as a refund or overpayment of tax to be credited to next year’s tax. Since the realization of the tax credit does not depend on the Company’s generation of future taxable income or the Company’s ongoing tax status or tax position, the credit is not considered an element of income tax accounting (ASC 740). The Company includes the tax credit in non-interest income as opposed to a reduction of income tax expense. At the time that a structure is placed into service, the Company records a loss on tax credit investments in noninterest income to reduce the investment to the present value of the expected cash flows from its partnership interest.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The tax credit investments are included in other assets in the consolidated statements of financial condition and totaled $71.9 million and $68.3 million as of December 31, 2024 and 2023, respectively. For all legally binding unfunded equity commitments, the Company increases its recognized investment and recognizes a liability. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying amount of the investment, net of any unfunded capital commitments and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, if applicable. The Company believes potential losses from these investments are remote and does not have any loss reserves recorded related to these investments. As of December 31, 2024 and 2023, the Company had liabilities of $16.4 million and $14.0 million, respectively, related to these investments that are included in other liabilities in the consolidated statements of financial condition.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
•
Insurance income - Prior to the sale of the assets of SDN in April 2024, insurance commissions were received from the sale of insurance products, and revenue was recognized upon the placement date of the insurance policies. Payment was normally received within the policy period. In addition to placement, SDN also provided insurance policy related risk management services. Revenue was recognized as these services are provided.

(s.) Employee Benefits

The Company maintains an employer sponsored 401(k) plan where participants may make contributions in the form of salary deferrals and the Company may provide discretionary matching contributions in accordance with the terms of the plan. Contributions due under the terms of our defined contribution plans are accrued as earned by employees.

The Company also participates in a non-contributory defined benefit pension plan for certain employees who meet participation requirements. The actuarially determined pension benefit is based on years of service and the employee’s highest average compensation during five consecutive years of employment. The Company’s policy is to at least fund the minimum amount required by the Employment Retirement Income Security Act of 1974. The cost of the pension is based on actuarial computations of current and future benefits for employees and is charged to noninterest expense in the consolidated statements of operations. The Company also provides post-retirement benefits, principally health and dental care, to retirees of a previously acquired entity. The Company has closed the post-retirement plan to new participants.

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

December 31, 2024, 2023 and 2022

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v.) Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. In addition to net income, other components of the Company’s comprehensive income (loss) include the after-tax effect of changes in net unrealized gain / loss on securities available for sale, changes in unrealized gain / loss on hedging derivative instruments and changes in net actuarial gain/loss on defined benefit post-retirement plans. Comprehensive income (loss) is reported in the accompanying consolidated statements of changes in shareholders’ equity and consolidated statements of comprehensive (loss) income. See Note 15, Accumulated Other Comprehensive Income (Loss), for additional information.

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

Basic EPS is computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards. Diluted EPS reflects the assumed conversion of all potential dilutive securities. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 18, Earnings Per Common Share.

(x.) Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation. These reclassifications did not result in any changes to previously reported net income or shareholders’ equity.

(y.) Recent Accounting Pronouncements

In March 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The ASU allows for entities to consistently account for tax credit equity investments utilizing the proportional amortization method across all types of tax credits when certain requirements are met. The election of proportional amortization method must be made on a programmatic basis rather than an individual investment basis. For previously held tax credit investments, the amendments will be applied either on a modified retrospective basis or a retrospective basis. The amendments were effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments expand the disclosure requirements of segment expenses, as well as adding disclosure of the title and position of the chief operation decision maker “CODM” and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources is also required. The amendments were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Refer to Note 22, Segment Reporting, for disclosures required by this update.

Standards Not Yet Effective

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments require the disclosure of specified information about certain costs and expenses, in the notes to the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

(2.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$287,416	$1	$9,447	$277,970
Federal Home Loan Mortgage Corporation	350,495	206	25,355	325,346
Government National Mortgage Association	216,392	84	23,210	193,266
Collateralized mortgage obligations:
Federal National Mortgage Association	14,720	-	1,320	13,400
Federal Home Loan Mortgage Corporation	20,357	136	2,732	17,761
Government National Mortgage Association	74,677	3	404	74,276
Privately issued	-	365	-	365
Total mortgage-backed securities	964,057	795	62,468	902,384
Other debt securities	8,663	69	11	8,721
Total available for sale securities	$972,720	$864	$62,479	$911,105
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$16,663	$-	$512	$16,151
State and political subdivisions	45,333	26	5,192	40,167
Mortgage-backed securities:
Federal National Mortgage Association	5,120	-	580	4,540
Federal Home Loan Mortgage Corporation	7,365	-	1,367	5,998
Government National Mortgage Association	18,410	-	2,217	16,193
Collateralized mortgage obligations:
Federal National Mortgage Association	8,777	-	658	8,119
Federal Home Loan Mortgage Corporation	11,309	-	727	10,582
Government National Mortgage Association	3,026	-	220	2,806
Total mortgage-backed securities	54,007	-	5,769	48,238
Total held to maturity securities	116,003	$26	$11,473	$104,556
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$116,001

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(2.) INVESTMENT SECURITIES (Continued)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$24,535	$-	$2,724	$21,811
Mortgage-backed securities:
Federal National Mortgage Association	449,418	-	61,219	388,199
Federal Home Loan Mortgage Corporation	402,399	488	59,665	343,222
Government National Mortgage Association	126,417	252	21,409	105,260
Collateralized mortgage obligations:
Federal National Mortgage Association	10,954	-	2,343	8,611
Federal Home Loan Mortgage Corporation	19,766	-	4,186	15,580
Government National Mortgage Association	4,501	221	-	4,722
Privately issued	-	325	-	325
Total mortgage-backed securities	1,013,455	1,286	148,822	865,919
Total available for sale securities	$1,037,990	$1,286	$151,546	$887,730
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$16,513	$-	$530	$15,983
State and political subdivisions	68,854	34	5,106	63,782
Mortgage-backed securities:
Federal National Mortgage Association	5,729	-	467	5,262
Federal Home Loan Mortgage Corporation	7,648	-	1,269	6,379
Government National Mortgage Association	20,223	-	1,703	18,520
Collateralized mortgage obligations:
Federal National Mortgage Association	11,432	-	851	10,581
Federal Home Loan Mortgage Corporation	14,196	-	968	13,228
Government National Mortgage Association	3,565	-	270	3,295
Total mortgage-backed securities	62,793	-	5,528	57,265
Total held to maturity securities	148,160	$34	$11,164	$137,030
Allowance for credit losses–securities	(4)
Total held to maturity securities, net	$148,156

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS debt securities, AIR totaled $3.4 million and $2.1 million as of December 31, 2024 and December 31, 2023, respectively. For HTM debt securities, AIR totaled $456 thousand and $571 thousand as of December 31, 2024 and December 31, 2023, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the years ended December 31, 2024, 2023 and 2022, credit loss (credit) expense for HTM investment securities was a credit of $2 thousand, $1 thousand and less than $1 thousand, respectively.

Investment securities with a total fair value of $828.8 million and $845.2 million at December 31, 2024 and 2023, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	2024	2023	2022
Taxable interest and dividends	$24,314	$22,048	$22,498
Tax-exempt interest and dividends	1,105	1,575	2,043
Total interest and dividends on securities	$25,419	$23,623	$24,541

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(2.) INVESTMENT SECURITIES (Continued)

On December 13, 2024, the company completed a public, underwritten common stock offering, further discussed in Note 14, Shareholders’ Equity. A portion of the proceeds from the stock offering was used to fund losses on the sale of sales of $653.5 million of available for sale securities for a pre-tax loss of $100.2 million. The Company used the net proceeds from the sale of the securities to purchase higher-yielding agency wrapped investments with a face value of $642.6 million. Sales of securities available for sale for the years ended December 31 were as follows (in thousands):

	2024	2023	2022
Proceeds from sales	$606,321	$50,515	$6,252
Gross realized gains	638	-	-
Gross realized losses	100,693	3,576	15

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2024 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$8	$8
Due from one to five years	13	13
Due after five years through ten years	32,382	32,095
Due after ten years	940,317	878,989
Total available for sale securities	$972,720	$911,105
Debt securities held to maturity:
Due in one year or less	$16,353	$16,272
Due from one to five years	22,454	21,531
Due after five years through ten years	20,815	18,831
Due after ten years	56,381	47,922
Total held to maturity securities	$116,003	$104,556

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(2.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are summarized as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$-	$-	$-	$-	$-
Mortgage-backed securities:
Federal National Mortgage Association	258,197	3,525	19,732	5,922	277,929	9,447
Federal Home Loan Mortgage Corporation	228,956	2,941	75,647	22,414	304,603	25,355
Government National Mortgage Association	113,772	2,120	69,935	21,090	183,707	23,210
Collateralized mortgage obligations:
Federal National Mortgage Association	9,742	16	3,658	1,304	13,400	1,320
Federal Home Loan Mortgage Corporation	2,411	29	7,655	2,703	10,066	2,732
Government National Mortgage Association	64,493	404	-	-	64,493	404
Total mortgage-backed securities	677,571	9,035	176,627	53,433	854,198	62,468
Other debt securities	3,652	11	-	-	3,652	11
Total available for sale securities	681,223	9,046	176,627	53,433	857,850	62,479
Total temporarily impaired securities	$681,223	$9,046	$176,627	$53,433	$857,850	$62,479

December 31, 2023
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$-	$21,811	$2,724	$21,811	$2,724
Mortgage-backed securities:
Federal National Mortgage Association	8	-	388,191	61,219	388,199	61,219
Federal Home Loan Mortgage Corporation	-	-	314,854	59,665	314,854	59,665
Government National Mortgage Association	-	-	86,475	21,409	86,475	21,409
Collateralized mortgage obligations:
Federal National Mortgage Association	-	-	8,611	2,343	8,611	2,343
Federal Home Loan Mortgage Corporation	-	-	15,580	4,186	15,580	4,186
Total mortgage-backed securities	8	-	813,711	148,822	813,719	148,822
Total available for sale securities	8	-	835,522	151,546	835,530	151,546
Total temporarily impaired securities	$8	$-	$835,522	$151,546	$835,530	$151,546

The total number of available for sale securities positions, for which an allowance for credit losses has not been recorded, in the investment portfolio in an unrealized loss position at December 31, 2024 was 76 compared to 201 at December 31, 2023. At December 31, 2024, the Company had a position in 39 investment securities with a fair value of $176.6 million and a total unrealized loss of $53.4 million that has been in a continuous unrealized loss position for more than 12 months. At December 31, 2024, there were a total of 37 securities positions in the Company’s investment portfolio with a fair value of $681.2 million and a total unrealized loss of $9.0 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2023, the Company had a position in 198 investment securities with a fair value of $835.5 million and a total unrealized loss of $151.5 million that has been in a continuous unrealized loss position for more than 12 months. At December 31, 2023, there were a total of three securities positions in the Company’s investment portfolio with a fair value of $8 thousand and a total unrealized loss of less than $1 thousand that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(2.) INVESTMENT SECURITIES (Continued)

Securities Available for Sale

As of December 31, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company expects to recover the amortized cost basis of its investments and more than likely will not need to sell before the recovery period for operating purposes, with no impairment identified. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of December 31, 2024, $41.9 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $3.4 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2023, $64.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $4.2 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, as of December 31, 2023, no municipal bonds were rated below investment grade.

As of December 31, 2024, the Company had no past due or nonaccrual held to maturity investment securities.

(3.) LOANS HELD FOR SALE AND LOAN SERVICING RIGHTS

Loans held for sale were entirely comprised of residential real estate loans and totaled $2.3 million and $1.4 million as of December 31, 2024 and 2023, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $280.8 million and $269.4 million as of December 31, 2024 and 2023, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $4.9 million and $4.8 million as of December 31, 2024 and 2023, respectively.

The activity in capitalized loan servicing assets is summarized as follows for the years ended December 31 (in thousands):

	2024	2023	2022
Mortgage servicing assets, beginning of year	$1,460	$1,470	$1,518
Originations	421	436	210
Amortization	(226)	(446)	(258)
Mortgage servicing assets, end of year	1,655	1,460	1,470
Valuation allowance	(58)	(78)	-
Mortgage servicing assets, net, end of year	$1,597	$1,382	$1,470

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(4.) LOANS

The Company’s loan portfolio consisted of the following at December 31 (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
2024
Commercial business	$664,846	$475	$665,321
Commercial mortgage–construction	584,296	(1,677)	582,619
Commercial mortgage–multifamily	471,499	(545)	470,954
Commercial mortgage–non-owner occupied	859,079	(1,092)	857,987
Commercial mortgage–owner occupied	288,042	(6)	288,036
Residential real estate loans	639,466	10,740	650,206
Residential real estate lines	72,308	3,244	75,552
Consumer indirect	819,116	26,656	845,772
Other consumer	42,827	(70)	42,757
Total	$4,441,479	$37,725	4,479,204
Allowance for credit losses–loans			(48,041)
Total loans, net			$4,431,163

2023
Commercial business	$734,947	$753	$735,700
Commercial mortgage–construction	495,198	(2,195)	493,003
Commercial mortgage–multifamily	452,778	(623)	452,155
Commercial mortgage–non-owner occupied	789,631	(1,116)	788,515
Commercial mortgage–owner occupied	271,662	(16)	271,646
Residential real estate loans	637,173	12,649	649,822
Residential real estate lines	73,972	3,395	77,367
Consumer indirect	915,723	33,108	948,831
Other consumer	45,167	(67)	45,100
Total	$4,416,251	$45,888	4,462,139
Allowance for credit losses–loans			(51,082)
Total loans, net			$4,411,057

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2024 and December 31, 2023, AIR for loans totaled $19.9 million and $21.8 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. Borrowings by these related parties amounted to $40.1 million and $40.0 million at December 31, 2024 and 2023, respectively. During 2024, new borrowings amounted to $2.4 million (including borrowings of executive officers and directors that were outstanding at the time of their appointment), and repayments and other reductions were $2.3 million.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(4.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of December 31 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual With No Specific Allowance
2024
Commercial business	$293	$9	$8	$310	$5,609	$658,927	$664,846	$427
Commercial mortgage–construction	-	2,285	-	2,285	20,280	561,731	584,296	19,460
Commercial mortgage–multifamily	-	-	-	-	-	471,499	471,499	-
Commercial mortgage–non-owner occupied	256	-	-	256	4,773	854,050	859,079	4,773
Commercial mortgage–owner occupied	-	-	-	-	354	287,688	288,042	354
Residential real estate loans	3,435	95	-	3,530	6,918	629,018	639,466	6,918
Residential real estate lines	370	47	-	417	253	71,638	72,308	253
Consumer indirect	12,734	2,219	-	14,953	3,157	801,006	819,116	3,157
Other consumer	109	135	35	279	19	42,529	42,827	19
Total loans, gross	$17,197	$4,790	$43	$22,030	$41,363	$4,378,086	$4,441,479	$35,361

2023
Commercial business	$341	$-	$-	$341	$5,664	$728,942	$734,947	$341
Commercial mortgage–construction	-	727	-	727	5,320	489,151	495,198	5,320
Commercial mortgage–multifamily	4,036	-	-	4,036	189	448,553	452,778	189
Commercial mortgage–non-owner occupied	338	-	-	338	4,651	784,642	789,631	4,651
Commercial mortgage–owner occupied	1,526	-	-	1,526	403	269,733	271,662	403
Residential real estate loans	2,614	80	-	2,694	6,364	628,115	637,173	6,364
Residential real estate lines	163	20	-	183	221	73,568	73,972	221
Consumer indirect	16,128	3,204	-	19,332	3,814	892,577	915,723	3,814
Other consumer	122	27	21	170	13	44,984	45,167	13
Total loans, gross	$25,268	$4,058	$21	$29,347	$26,639	$4,360,265	$4,416,251	$21,316

There were $35 thousand and $21 thousand in consumer overdrafts which were past due greater than 90 days as of December 31, 2024 and 2023, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2024, 2023 and 2022. For the years ended December 31, 2024, 2023 and 2022, estimated interest income of $748 thousand, $589 thousand, and $562 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(4.) LOANS (Continued)

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted as of December 31, 2024 (in thousands):

	Amortized Cost Basis
Loan Type	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction	Total	% of Total Loans
Commercial business	$-	$-	$-	$-	$-	$-	0.0%
Commercial mortgage–construction	-	-	-	-	-	-	0.0%
Commercial mortgage–multifamily	-	-	-	-	-	-	0.0%
Commercial mortgage–non-owner occupied	-	-	-	-	-	-	0.0%
Commercial mortgage–owner occupied	-	-	-	-	-	-	0.0%
Residential real estate loans	-	1,720	-	-	-	1,720	0.3%
Residential real estate lines	-	-	-	-	-	-	0.0%
Consumer indirect	-	-	-	-	-	-	0.0%
Other consumer	-	-	-	-	-	-	0.0%
Total	$-	$1,720	$-	$-	$-	$1,720	0.0%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.0 years to the life of the loans, which reduced monthly payment amount for the borrower.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified during the year ended December 31, 2024 (in thousands):

Payment Status (Amortized Cost Basis)
Loan Type	Current	30-89 Days Past Due	90+ Days Past Due
Commercial business	$-	$-	$-
Commercial mortgage–construction	-	-	-
Commercial mortgage–multifamily	-	-	-
Commercial mortgage–non-owner occupied	-	-	-
Commercial mortgage–owner occupied	-	-	-
Residential real estate loans	1,327	393	-
Residential real estate lines	-	-	-
Consumer indirect	-	-	-
Other consumer	-	-	-
Total	$1,327	$393	$-

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(4.) LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured when a borrower is experiencing financial difficulty, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The amortized cost basis of collateral dependent loans categorized by collateral type are set forth as of December 31 (in thousands):

	Collateral Type
	Business Assets	Real Property	Total	Specific Reserve
2024
Commercial business	$5,860	$5,000	$10,860	$2,073
Commercial mortgage–construction	—	29,792	29,792	820
Commercial mortgage–multifamily	—	—	—	—
Commercial mortgage–non-owner occupied	—	17,767	17,767	—
Commercial mortgage–owner occupied	—	720	720	—
Total	$5,860	$53,279	$59,139	$2,893

2023
Commercial business	$8,698	$5,000	$13,698	$2,198
Commercial mortgage–construction	—	14,939	14,939	—
Commercial mortgage–multifamily	—	6,164	6,164	559
Commercial mortgage–non-owner occupied	—	4,651	4,651	—
Commercial mortgage–owner occupied	—	821	821	—
Total	$8,698	$31,575	$40,273	$2,757

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

December 31, 2024, 2023 and 2022

(4.) LOANS (Continued)

The following tables sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024
Commercial business:
Uncriticized	$121,094	$90,618	$69,669	$43,566	$20,745	$19,409	$267,186	$-	$632,287
Special mention	2,218	4,814	297	57	8	1,678	9,297	-	18,369
Substandard	169	937	20	19	22	184	7,789	-	9,140
Doubtful	-	-	5,039	21	-	172	293	-	5,525
Total	$123,481	$96,369	$75,025	$43,663	$20,775	$21,443	$284,565	$-	$665,321
Current period gross write-offs	$-	$5	$-	$20	$-	$274	$-	$-	$299

Commercial mortgage–construction
Uncriticized	$52,470	$175,559	$311,182	$3,753	$341	$6,516	$-	$-	$549,821
Special mention	-	-	722	2,284	-	-	-	-	3,006
Substandard	-	-	-	-	-	9,512	-	-	9,512
Doubtful	-	820	-	19,460	-	-	-	-	20,280
Total	$52,470	$176,379	$311,904	$25,497	$341	$16,028	$-	$-	$582,619
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgage–multifamily
Uncriticized	$26,339	$105,838	$43,924	$143,994	$65,206	$67,715	$-	$-	$453,016
Special mention	-	-	3,625	-	6,825	6,234	-	-	16,684
Substandard	-	-	-	-	463	791	-	-	1,254
Doubtful	-	-	-	-	-	-	-	-	-
Total	$26,339	$105,838	$47,549	$143,994	$72,494	$74,740	$-	$-	$470,954
Current period gross write-offs	$-	$-	$-	$13	$-	$-	$-	$-	$13

Commercial mortgage–non-owner occupied
Uncriticized	$83,677	$66,338	$245,618	$99,175	$82,368	$250,316	$-	$-	$827,492
Special mention	-	-	-	4,691	-	7,829	-	-	12,520
Substandard	-	12,994	-	208	-	-	-	-	13,202
Doubtful	-	-	293	-	-	4,480	-	-	4,773
Total	$83,677	$79,332	$245,911	$104,074	$82,368	$262,625	$-	$-	$857,987
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgage–owner occupied
Uncriticized	$67,060	$41,274	$48,517	$34,049	$43,528	$50,967	$-	$-	$285,395
Special mention	-	-	451	-	126	1,110	-	-	1,687
Substandard	-	-	224	-	366	10	-	-	600
Doubtful	-	-	-	-	-	354	-	-	354
Total	$67,060	$41,274	$49,192	$34,049	$44,020	$52,441	$-	$-	$288,036
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(4.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
December 31, 2024
Residential real estate loans:
Performing	$54,345	$110,882	$75,264	$73,754	$99,943	$229,100	$-	$-	$643,288
Nonperforming	-	658	625	1,410	1,436	2,789	-	-	6,918
Total	$54,345	$111,540	$75,889	$75,164	$101,379	$231,889	$-	$-	$650,206
Current period gross write-offs	$-	$-	$-	$-	$-	$109	$-	$-	$109

Residential real estate lines:
Performing	$-	$-	$-	$-	$-	$-	$71,059	$4,240	$75,299
Nonperforming	-	-	-	-	-	-	74	179	253
Total	$-	$-	$-	$-	$-	$-	$71,133	$4,419	$75,552
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer indirect:
Performing	$215,964	$183,917	$235,262	$149,499	$41,773	$16,200	$-	$-	$842,615
Nonperforming	262	482	1,130	694	351	238	-	-	3,157
Total	$216,226	$184,399	$236,392	$150,193	$42,124	$16,438	$-	$-	$845,772
Current period gross write-offs	$361	$4,814	$5,964	$4,621	$1,708	$1,511	$-	$-	$18,979

Other consumer:
Performing	$7,482	$28,777	$2,316	$729	$281	$242	$2,876	$-	$42,703
Nonperforming	3	2	1	6	1	-	41	-	54
Total	$7,485	$28,779	$2,317	$735	$282	$242	$2,917	$-	$42,757
Current period gross write-offs	$527	$129	$124	$33	$27	$11	$92	$-	$943

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(4.) LOANS (Continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Commercial business:
Uncriticized	$111,035	$124,572	$77,079	$49,531	$21,971	$64,648	$257,585	$—	$706,421
Special mention	7,532	—	2,400	—	114	—	2,442	—	12,488
Substandard	1,609	11	81	—	—	888	8,532	—	11,121
Doubtful	—	5,097	—	—	14	397	162	—	5,670
Total	$120,176	$129,680	$79,560	$49,531	$22,099	$65,933	$268,721	$—	$735,700
Current period gross write-offs	$—	$5	$3	$31	$8	$235	$—	$—	$282

Commercial mortgage–construction
Uncriticized	$115,475	$269,461	$59,147	$9,352	$7,447	$225	$—	$—	$461,107
Special mention	—	—	16,895	—	—	—	—	—	16,895
Substandard	—	—	—	—	—	9,681	—	—	9,681
Doubtful	1,320	—	4,000	—	—	—	—	—	5,320
Total	$116,795	$269,461	$80,042	$9,352	$7,447	$9,906	$—	$—	$493,003
Current period gross write-offs	$981	$—	$—	$—	$—	$—	$—	$—	$981

Commercial mortgage–multifamily
Uncriticized	$111,622	$53,495	$128,605	$68,029	$23,359	$51,476	$—	$—	$436,586
Special mention	—	494	241	6,825	119	—	—	—	7,679
Substandard	—	—	—	499	—	7,215	—	—	7,714
Doubtful	77	—	83	14	—	2	—	—	176
Total	$111,699	$53,989	$128,929	$75,367	$23,478	$58,693	$—	$—	$452,155
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–non-owner occupied
Uncriticized	$78,053	$212,188	$103,894	$83,714	$93,645	$197,915	$—	$—	$769,409
Special mention	—	—	—	2,157	—	11,355	—	—	13,512
Substandard	—	338	212	—	—	379	—	—	929
Doubtful	—	—	15	—	67	4,583	—	—	4,665
Total	$78,053	$212,526	$104,121	$85,871	$93,712	$214,232	$—	$—	$788,515
Current period gross write-offs	$—	$—	$—	$13	$—	$—	$—	$—	$13

Commercial mortgage–owner occupied
Uncriticized	$45,220	$68,542	$37,270	$48,118	$26,571	$45,087	$—	$—	$270,808
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	419	—	16	—	—	435
Doubtful	—	—	—	—	—	403	—	—	403
Total	$45,220	$68,542	$37,270	$48,537	$26,571	$45,506	$—	$—	$271,646
Current period gross write-offs	$—	$—	$—	$—	$—	$18	$—	$—	$18

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(4.) LOANS (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
December 31, 2023
Residential real estate loans:
Performing	$112,704	$80,117	$80,323	$109,601	$70,325	$190,388	$—	$—	$643,458
Nonperforming	—	384	1,190	1,354	1,137	2,299	—	—	6,364
Total	$112,704	$80,501	$81,513	$110,955	$71,462	$192,687	$—	$—	$649,822
Current period gross write-offs	$—	$—	$—	$—	$32	$95	$—	$—	$127

Residential real estate lines:
Performing	$—	$—	$—	$—	$—	$—	$72,128	$5,018	$77,146
Nonperforming	—	—	—	—	—	—	55	166	221
Total	$—	$—	$—	$—	$—	$—	$72,183	$5,184	$77,367
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$28	$13	$41

Consumer indirect:
Performing	$247,194	$336,369	$232,891	$78,652	$31,091	$18,820	$—	$—	$945,017
Nonperforming	724	1,083	1,273	380	224	130	—	—	3,814
Total	$247,918	$337,452	$234,164	$79,032	$31,315	$18,950	$—	$—	$948,831
Current period gross write-offs	$1,371	$6,279	$5,845	$1,787	$1,282	$1,459	$—	$—	$18,023

Other consumer:
Performing	$35,483	$3,990	$1,424	$949	$217	$256	$2,747	$—	$45,066
Nonperforming	13	—	—	—	—	—	21	—	34
Total	$35,496	$3,990	$1,424	$949	$217	$256	$2,768	$—	$45,100
Current period gross write-offs	$902	$127	$105	$52	$31	$20	$47	$—	$1,284

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(4.) LOANS (Continued)

Allowance for Credit Losses–Loans

The following tables set forth the changes in the allowance for credit losses–loans for the years ended December 31 (in thousands):

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- Family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
2024
Beginning balance	13,102	3,710	4,009	6,074	2,065	5,286	764	14,099	1,973	$51,082
Charge-offs	(299)	-	(13)	-	-	(109)	-	(18,979)	(943)	(20,343)
Recoveries	201	-	1	8	4	14	-	11,052	377	11,657
(Benefit) provision	(4,339)	3,114	(539)	1,248	2,114	(1,595)	29	6,533	(920)	5,645
Ending balance	$8,665	$6,824	$3,458	$7,330	$4,183	$3,596	$793	$12,705	$487	$48,041

2023
Beginning balance	12,585	2,657	3,409	6,237	2,109	3,301	608	14,238	269	$45,413
Charge-offs	(282)	(980)	-	(14)	(18)	(127)	(41)	(18,023)	(1,284)	(20,769)
Recoveries	391	-	-	889	88	38	-	10,428	391	12,225
Provision (benefit)	408	2,033	600	(1,038)	(114)	2,074	197	7,456	2,597	14,213
Ending balance	$13,102	$3,710	$4,009	$6,074	$2,065	$5,286	$764	$14,099	$1,973	$51,082

2022
Beginning balance	11,099	2,678	3,479	6,948	1,672	1,604	379	11,611	206	$39,676
Charge-offs	(312)	-	-	(1,157)	(13)	(303)	(38)	(13,215)	(1,682)	(16,720)
Recoveries	376	-	-	2,021	2	24	39	8,677	343	11,482
Provision (benefit)	1,422	(21)	(70)	(1,575)	448	1,976	228	7,165	1,402	10,975
Ending balance	$12,585	$2,657	$3,409	$6,237	$2,109	$3,301	$608	$14,238	$269	$45,413

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(4.) LOANS (Continued)

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

(5.) PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment, excluding amounts reclassified to assets held for sale, at December 31 are summarized below (in thousands):

	2024	2023
Land and land improvements	$5,019	$5,019
Buildings and leasehold improvements	54,416	52,601
Furniture, fixtures, equipment and vehicles	45,525	45,369
Premises and equipment	104,960	102,989
Accumulated depreciation and amortization	(65,094)	(63,087)
Premises and equipment, net	$39,866	$39,902

Depreciation and amortization expense included in noninterest expense on the consolidated statements of operations for the years ended December 31 was as follows (in thousands):

	2024	2023	2022
Occupancy and equipment	$3,363	$3,658	$3,971
Computer and data processing	1,603	1,367	888
Total depreciation and amortization expense	$4,966	$5,025	$4,859

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

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

The Company completed annual impairment assessments for its reporting units during the fourth quarter of 2024, utilizing a quantitative assessment. Based on the results of the 2024 annual impairment tests, management concluded that there was no goodwill impairment. There were no goodwill impairment charges recorded in 2024, 2023 or 2022.

Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

The carrying amount of goodwill totaled $58.1 million and $67.1 million as of December 31, 2024 and December 31, 2023, respectively. On April 1, 2024, the Company announced and closed on the sale of the assets of its wholly owned subsidiary, SDN. The sale resulted in a $9.0 million reduction in the carrying amount of goodwill.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The change in the balance for goodwill during the years ended December 31 was as follows (in thousands):

	Banking	All Other(1)	Total
Balance, December 31, 2022	$48,536	$18,535	$67,071
No activity during the period	-	-	-
Balance, December 31, 2023	48,536	18,535	67,071
Sale of assets	-	(8,950)	(8,950)
Balance, December 31, 2024	$48,536	$9,585	$58,121

(1)
All Other includes the SDN, prior to the sale of the assets of the subsidiary on April 1, 2024, and Courier Capital.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Changes in the gross carrying amount, accumulated amortization and net book value for the years ended December 31 were as follows (in thousands):

	2024	2023
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,042)	(2,042)
Net book value	$-	$-

Other intangibles:
Gross carrying amount	$7,243	$14,545
Accumulated amortization	(4,606)	(9,112)
Net book value	$2,637	$5,433

Other intangibles amortization expense was $552 thousand, $910 thousand and $983 thousand for the years ended December 31, 2024, 2023 and 2022. Core deposit intangibles were fully amortized as of December 31, 2022. The weighted average remaining amortization period for other intangibles was 12.2 years. Estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Amount
2025	$415
2026	379
2027	343
2028	308
2029	272
Thereafter	920
Total	$2,637

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(7.) LEASES

Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. The Company is obligated under a number of non-cancellable operating lease agreements for land, buildings and equipment with terms, including renewal options reasonably certain to be exercised, extending through 2061. Two building leases were subleased with terms that extended through December 31, 2025.

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities as of December 31 (in thousands):

	Balance Sheet Location	2024	2023
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$39,343	$38,684
Accumulated amortization	Other assets	(8,974)	(7,160)
Net book value		$30,369	$31,524

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$32,763	$33,788

The weighted average remaining lease term for operating leases was 19.9 years at December 31, 2024 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.92%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs and other lease information for the years ended December 31 (in thousands):

	2024	2023	2022
Lease Costs:
Operating lease costs	$3,108	$3,082	$2,885
Variable lease costs (1)	433	406	475
Sublease income	(136)	(106)	(69)
Net lease costs	$3,405	$3,382	$3,291

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,020	$2,963	$2,587
Right of use assets obtained in exchange for new operating lease liabilities	$694	$2,249	$11,006

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2024 (in thousands):

Amount
2025	$2,928
2026	2,775
2027	2,748
2028	2,464
2029	2,162
Thereafter	35,094
Total future minimum operating lease payments	48,171
Amounts representing interest	(15,408)
Present value of net future minimum operating lease payments	$32,763

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(8.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of December 31 is as follows (in thousands):

	2024	2023
Other Assets
Tax credit investments	$71,861	$68,253
Net deferred tax asset	60,885	48,733
Derivative instruments	46,133	43,506
Operating lease right of use assets	30,369	31,524
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock	18,261	17,406
Accrued interest receivable	23,748	24,481
Other	50,454	80,454
Total other assets	$301,711	$314,357

Other Liabilities
Collateral on derivative instruments	$45,960	$40,350
Derivative instruments	41,410	37,521
Operating lease right of use obligations	32,763	33,788
Accrued interest expense	25,856	19,412
Other	73,539	52,570
Total other liabilities	$219,528	$183,641

Included in Other Liabilities–Other at December 31, 2024 is a $23.0 million accrual for a contingent litigation liability. Refer to Note 12, Commitments and Contingencies, for more information related to this legal proceeding.

(9.) DEPOSITS

A summary of deposits and scheduled maturities of time deposits as of December 31 is as follows (in thousands):

	2024	2023
Noninterest-bearing demand	$950,351	$1,010,614
Interest-bearing demand	705,195	713,158
Savings and money market	1,904,013	2,084,444
Time deposits, due:
Within one year	1,488,210	1,310,495
One to two years	52,695	79,684
Two to three years	2,956	12,391
Three to four years	1,053	1,634
Four to five years	258	492
Thereafter	-	-
Total time deposits	1,545,172	1,404,696
Total deposits	$5,104,731	$5,212,912

As of December 31, 2024 and 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $1.93 billion, or 38% of total deposits, and $1.82 billion, or 35% of total deposits, respectively. The portion of time deposits by account that were in excess of the FDIC insurance limit at December 31, 2024 and 2023 amounted to $328.4 million and $302.6 million, respectively.

At December 31, 2024, $1.07 billion, or 21% of our total deposits, consisted of municipal deposits from local government entities such as towns, cities, school districts and other municipalities, which are collateralized by letters of credit from the FHLB of New York (“FHLBNY”) and investment securities.

As of December 31, 2024 and 2023, respectively, $28.1 million and $206.8 million of interest-bearing demand deposits and $52.8 million and $50.0 million of time deposits are brokered deposit accounts. The Bank reduced the outstanding balance of the brokered sweep deposit portfolio by $180.0 million in March 2024 through the utilization of more cost effecting funding sources.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(9.) DEPOSITS (Continued)

Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	2024	2023	2022
Interest-bearing demand	$8,641	$7,127	$2,180
Savings and money market	60,898	41,424	9,778
Time deposits	70,469	58,810	11,036
Total interest expense on deposits	$140,008	$107,361	$22,994

Interest expense included in the table above attributable to brokered deposits was $7.1 million, $20.2 million, and $5.1 million and for the years ended December 31, 2024, 2023 and 2022, respectively.

(10.) BORROWINGS

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of December 31 (in thousands):

	2024	2023
Short-term borrowings:
FHLB	$99,000	$107,000
FRB	-	78,000
Total short-term borrowings	99,000	185,000
Long-term borrowings:
FHLB	50,000	50,000
Subordinated notes, net	74,842	74,532
Total long-term borrowings	124,842	124,532
Total borrowings	$223,842	$309,532

Short-term borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which the Company typically utilizes to address short-term funding needs as they arise. Short-term FHLB borrowings at December 31, 2024 and 2023 consisted of $99.0 million and $107.0 million, respectively. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. In May 2023, we borrowed $15.0 million under the FRB Bank Term Funding Program at an interest rate of 4.80%, which matured on May 8, 2024. In December 2023, we borrowed an additional $50.0 million under the program at an interest rate of 4.89%, which matured on December 13, 2024, and $13.0 million at an interest rate of 4.88%, which matured on December 20, 2024. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. At December 31, 2024 and 2023, the Company’s short-term borrowings had a weighted average rate of 4.68% and 5.30%, respectively.

As of December 31, 2023, $50.0 million of the short-term borrowings balance was designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%; $30.0 million was designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%; and $25.0 million was designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2024 and 2023, no amounts have been drawn on the line of credit.

Long-term borrowings

As of December 31, 2024 we had a long-term advance payable to FHLB of $50.0 million. The advance matures on January 20, 2026 and bears interest at a fixed rate of 4.05%. FHLB advances are collateralized by securities from our investment portfolio and certain qualifying loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(10.) BORROWINGS (Continued)

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

On April 15, 2015, the Company issued $40.0 million of 6.0% fixed to floating rate subordinated notes due April 15, 2030 (the “2015 Notes”) in a registered public offering. The 2015 Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to an annual interest rate equal to the then current three-month CME Term SOFR plus 0.26262%. The 2015 Notes are redeemable by the Company at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The net proceeds from this offering were used for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth and opportunistic acquisitions. The 2015 Notes qualify as Tier 2 capital for regulatory purposes.

(11.) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During 2024, such derivatives were used to hedge the variable cash flows associated with short-term borrowings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows as of December 31, 2024 (dollars in thousands):

Effective Date	Expiration Date	Notional Amount	Pay Fixed Rate
4/11/2022	4/11/2027	$50,000	0.787%
1/24/2023	1/24/2026	$30,000	3.669%
5/5/2023	5/5/2026	$25,000	3.4615%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(11.) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $2.1 million in accumulated other comprehensive loss will be reclassified as a decrease to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of December 31 (in thousands):

			Asset Derivatives			Liability Derivatives
	Gross Notional Amount		Balance Sheet	Fair Value		Balance Sheet	Fair Value
	2024	2023	Line Item	2024	2023	Line Item	2024	2023
Derivatives designated as hedging instruments
Cash flow hedges	$105,000	$105,000	Other assets	$4,693	$5,939	Other liabilities	$-	$-
Total derivatives	$105,000	$105,000		$4,693	$5,939		$-	$-

Derivatives not designated as hedging instruments
Interest rate swaps (1)	$1,123,909	$1,104,804	Other assets	$41,318	$37,517	Other liabilities	$41,319	$37,519
Credit contracts	84,845	81,211	Other assets	-	-	Other liabilities	-	-
Mortgage banking	12,770	5,292	Other assets	122	50	Other liabilities	91	2
Total derivatives	$1,221,524	$1,191,307		$41,440	$37,567		$41,410	$37,521

(1)
The Company was holding collateral of $46.0 million and $40.4 million against its net obligations under these contracts at December 31, 2024 and December 31, 2023, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(11.) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the years ended December 31 (in thousands):

	Line Item of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Undesignated Derivatives		2024	2023	2022
Interest rate swaps	Income from derivative instruments, net	$738	$1,276	$2,035
Credit contracts	Income from derivative instruments, net	5	109	39
Mortgage banking	Income from derivative instruments, net	(17)	(35)	(155)
Total undesignated		$726	$1,350	$1,919

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

Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	2024	2023
Commitments to extend credit	$1,273,648	$1,200,617
Standby letters of credit	14,559	13,498

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

Unfunded Commitments

At December 31, 2024 and December 31, 2023, the allowance for credit losses for unfunded commitments totaled $4.1 million and $3.6 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. For the years ended December 31, 2024 and 2022, credit loss (benefit) expense for unfunded commitments was of a benefit of $507 thousand and $2.3 million, respectively, and for the year ended December 31, 2023 was a credit loss expense of $531 thousand, and was included in provision (benefit) for credit losses on the Company’s consolidated statements of operations.

Contingent Liabilities and Litigation

In the ordinary course of business there are various threatened and pending legal proceedings against the Company. Other than as disclosed below, management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(12) COMMITMENTS AND CONTINGENCIES (Continued)

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

On September 30, 2021, the Court granted plaintiffs’ motion for class certification and certified four different classes (two classes of New York consumers and two classes of Pennsylvania consumers). There are approximately 6,000 members in the New York classes and 400 members in the Pennsylvania classes.

During the July 11, 2024 pretrial conference, the Court instructed the parties to engage in further settlement of non-binding mediation discussions and set a September 11, 2024 deadline to file motions in limine and a bench trial to commence on May 5, 2025.

All depositions and document productions have been completed. Plaintiff did not file a Motion in Limine by September 11, 2024. Plaintiffs, however, filed a motion for partial judgment on October 8, 2024 asserting that the recoupment claims were barred because they were too distinct from the underlying claims. The Company filed an opposition against the motion for partial summary judgment with the Court by the November 7, 2024 deadline.

In response to the Court’s instruction that the parties explore further settlement or mediation discussions, in early February of 2025, the parties engaged a retired Pennsylvania Superior Court judge to conduct non-binding mediation and facilitate settlement discussions, and scheduled the mediation for February 28, 2025.

As a result of extensive mediation and settlement related discussions that occurred on February 28, 2025, the Company reached an oral agreement to settle this case for a cash payment of $29.5 million, release of the debt that the class members owe to the Bank and removal of adverse credit reporting for class members, subject to approval by the Company’s Board of Directors. The Company’s Board of Directors unanimously approved the settlement and on March 7, 2025, the Settlement Agreement was executed which must be approved by the Court.

The Company determined that this event meets the definition of a recognized subsequent event in accordance with FASB’s ASC Topic 855, Subsequent Events, and has therefore accrued a $23.0 million contingent litigation liability, which reflects the agreed upon settlement payment of $29.5 million less approximately $6.5 million in available related insurance proceeds, in the Company’s December 31, 2024 consolidated financial statements.

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

December 31, 2024, 2023 and 2022

(13.) REGULATORY MATTERS (Continued)

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2024 includes, subject to limitation, $17.3 million of preferred stock.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses. Tier 2 capital for the Company also includes qualified subordinated debt. At December 31, 2024, the Company’s Tier 2 capital included $74.8 million of subordinated notes.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(13.) REGULATORY MATTERS (Continued)

The following table presents actual and required capital ratios as of December 31, 2024 and 2023 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules (dollars in thousands):

	Actual		Minimum Capital Required – Basel III		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2024
Tier 1 leverage:
Company	$565,595	9.15%	$247,211	4.00%	$309,014	5.00%
Bank	603,964	9.79	246,712	4.00	308,391	5.00
CET1 capital:
Company	548,310	10.54	364,239	7.00	338,222	6.50
Bank	603,964	11.65	362,882	7.00	336,962	6.50
Tier 1 capital:
Company	565,595	10.87	442,291	8.50	416,273	8.00
Bank	603,964	11.65	440,643	8.50	414,723	8.00
Total capital:
Company	689,703	13.25	546,359	10.50	520,342	10.00
Bank	653,230	12.60	544,324	10.50	518,403	10.00

2023
Tier 1 leverage:
Company	$509,412	8.18%	$248,974	4.00%	$311,217	5.00%
Bank	562,775	9.06	248,385	4.00	310,481	5.00
CET1 capital:
Company	492,120	9.43	365,311	7.00	339,217	6.50
Bank	562,775	10.82	364,191	7.00	338,177	6.50
Tier 1 capital:
Company	509,412	9.76	443,592	8.50	417,498	8.00
Bank	562,775	10.82	442,232	8.50	416,218	8.00
Total capital:
Company	632,860	12.13	547,966	10.50	521,872	10.00
Bank	611,691	11.76	546,286	10.50	520,272	10.00

As of December 31, 2024 and 2023, the Company and Bank were considered “well capitalized” under all regulatory capital guidelines. Such determination has been made based on the Tier 1 leverage, CET1 capital, Tier 1 capital and total capital ratios.

Federal Reserve Requirements

The Bank is typically required to maintain cash on hand or on deposit at the FRB of New York according to the reserve requirements set by the FRB. In March 2020, the FRB reduced the required reserve to 0%. Accordingly, as of December 31, 2024 and 2023, the Bank was not required to maintain a reserve balance at the FRB of New York.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(14.) SHAREHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 50,201,533 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 201,533 of which are preferred stock, par value $100 per share, which is designated into two classes: Class A of which 1,533 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock, and the Series A preferred stock. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. There were 172,848 and 172,921 shares of preferred stock issued and outstanding as of December 31, 2024 and 2023, respectively.

Common Stock

The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	Outstanding	Treasury	Issued
2024
Shares outstanding at beginning of year	15,407,406	692,150	16,099,556
Common stock issued	4,600,000	-	4,600,000
Restricted stock awards issued	22,011	(22,011)	-
Restricted stock awards forfeited	(1,000)	1,000	-
Restricted stock units released	64,989	(64,989)	-
Stock awards	6,079	(6,079)	-
Treasury stock purchases	(22,913)	22,913	-
Shares outstanding at end of year	20,076,572	622,984	20,699,556

2023
Shares outstanding at beginning of year	15,340,001	759,555	16,099,556
Restricted stock awards issued	20,185	(20,185)	-
Restricted stock units released	59,984	(59,984)	-
Stock awards	10,591	(10,591)	-
Treasury stock purchases	(23,355)	23,355	-
Shares outstanding at end of year	15,407,406	692,150	16,099,556

2022
Shares outstanding at beginning of year	15,745,453	354,103	16,099,556
Restricted stock awards issued	12,242	(12,242)	-
Restricted stock units released	55,912	(55,912)	-
Stock awards	7,856	(7,856)	-
Treasury stock purchases	(481,462)	481,462	-
Shares outstanding at end of year	15,340,001	759,555	16,099,556

Common Stock Offering

On December 13, 2024, the Company completed a public, underwritten offering of 4,600,000 shares of common stock at $25.00 per share, which included 600,000 as a result of the underwriters exercise of their overallotment option. The Company received net proceeds of $108.6 million after deducting underwriting discounts and commissions and other offering expenses from the sale of its common stock. See Note 18, (Loss) Earnings Per Share, for additional information regarding the common stock offering.

Share Repurchase Programs

In June 2022, the Company’s Board of Directors (“the Board”) authorized a share repurchase program for up to 766,447 shares of common stock (the “2022 Share Repurchase Program”). Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. As of December 31, 2024, there have been no shares repurchased under the 2022 Share Repurchase Program.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(14.) SHAREHOLDERS’ EQUITY (Continued)

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

Preferred Stock

Series A 3% Preferred Stock. There were 1,435 shares of Series A 3% preferred stock issued and outstanding as of December 31, 2024 and 2023. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right to, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.

Series B-1 8.48% Preferred Stock. There were 171,413 and 171,486 shares of Series B-1 8.48% preferred stock issued and outstanding as of December 31, 2024 and 2023, respectively. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right to, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(15.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31 (in thousands):

	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount
2024
Securities available for sale and transferred securities:
Change in unrealized (loss) gain during the year	$(11,413)	$(2,924)	$(8,489)
Changes in unrealized gain on securities transferred to held to maturities	53	14	39
Reclassification adjustment for net losses included in net income (1)	100,055	25,634	74,421
Total securities available for sale and transferred securities	88,695	22,724	65,971
Hedging derivative instruments:
Change in unrealized (loss) gain during the year	(1,109)	(283)	(826)
Pension obligations:
Net actuarial gain arising during the year	2,172	556	1,616
Amortization of net actuarial loss and prior service cost included in income	775	199	576
Total pension obligations	2,947	755	2,192
Other comprehensive income	$90,533	$23,196	$67,337
2023
Securities available for sale and transferred securities:
Change in unrealized (loss) gain during the year	$18,849	$4,829	$14,020
Reclassification adjustment for net gains included in net income (1)	3,642	934	2,708
Total securities available for sale and transferred securities	22,491	5,763	16,728
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	(1,108)	(284)	(824)
Pension and post-retirement obligations:
Net actuarial (loss) gain arising during the year	(2,470)	(633)	(1,837)
Amortization of net actuarial loss and prior service cost included in income	4,677	1,198	3,479
Total pension and post-retirement obligations	2,207	565	1,642
Other comprehensive loss	$23,590	$6,044	$17,546
2022
Securities available for sale and transferred securities:
Change in unrealized (loss) gain during the year	$(166,380)	$(42,630)	$(123,750)
Reclassification adjustment for net gains included in net income (1)	117	30	87
Total securities available for sale and transferred securities	(166,263)	(42,600)	(123,663)
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	4,807	1,232	3,575
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	(5,932)	(1,520)	(4,412)
Amortization of net actuarial loss and prior service cost included in income	296	76	220
Total pension and post-retirement obligations	(5,636)	(1,444)	(4,192)
Other comprehensive loss	$(167,092)	$(42,812)	$(124,280)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(15.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post-Retirement Obligations	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2024	$3,911	$(111,906)	$(11,946)	$(119,941)
Other comprehensive (loss) income before reclassifications	(826)	(8,489)	1,616	(7,699)
Amounts reclassified from accumulated other comprehensive income (loss)	-	74,460	576	75,036
Net current period other comprehensive (loss) income	(826)	65,971	2,192	67,337
Balance at December 31, 2024	$3,085	$(45,935)	$(9,754)	$(52,604)

Balance at January 1, 2023	$4,735	$(128,634)	$(13,588)	$(137,487)
Other comprehensive (loss) income before reclassifications	(824)	14,020	(1,837)	11,359
Amounts reclassified from accumulated other comprehensive income (loss)	-	2,708	3,479	6,187
Net current period other comprehensive (loss) income	(824)	16,728	1,642	17,546
Balance at December 31, 2023	$3,911	$(111,906)	$(11,946)	$(119,941)

Balance at January 1, 2022	$1,160	$(4,971)	$(9,396)	$(13,207)
Other comprehensive income (loss) before reclassifications	3,575	(123,750)	(4,412)	(124,587)
Amounts reclassified from accumulated other comprehensive income (loss)	-	87	220	307
Net current period other comprehensive income (loss)	3,575	(123,663)	(4,192)	(124,280)
Balance at December 31, 2022	$4,735	$(128,634)	$(13,588)	$(137,487)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statement of Operations
	2024	2023
Realized (loss) gain on sale of investment securities	$(100,055)	$(3,576)	Net loss on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(53)	(66)	Interest and dividends on investment securities
	(100,108)	(3,642)	Total before tax
	25,648	934	Income tax benefit
	(74,460)	(2,708)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	(1,311)	(3,413)	Salaries and employee benefits
Net actuarial losses (1)	536	(1,264)	Salaries and employee benefits
	(775)	(4,677)	Total before tax
	199	1,198	Income tax benefit
	(576)	(3,479)	Net of tax
Total reclassified for the period	$(75,036)	$(6,187)

(1)
These items are included in the computation of net periodic pension expense. See Note 19, Employee Benefit Plans, for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

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

In May 2015, the Company’s shareholders approved the 2015 Long-Term Incentive Plan (the “2015 Plan”) to replace the 2009 Management Stock Incentive Plan and the 2009 Directors’ Stock Incentive Plan (collectively, the “2009 Plans”). A total of 438,076 shares transferred from the 2009 Plans were available for grant pursuant to the 2015 Plan. In addition, any shares subject to outstanding awards under the 2009 Plans that were canceled, expired, forfeited or otherwise not issued or are settled in cash became available for future award grants under the 2015 Plan. In June 2021, the Company’s shareholders approved the Amended and Restated 2015 Long-Term Incentive Plan (the “Plan”), which increased the total number of shares available for grant under the Plan by 734,000 shares. As of December 31, 2024, there were approximately 386,000 shares available for grant under the 2015 Plan.

Under the 2015 Plan, the Compensation Committee may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation. For stock options, the exercise price of each option equals the closing market price of the Company’s common stock on the date of the grant. All options expire after a period of ten years from the date of grant and generally become fully exercisable over a period of 3 to 5 years from the grant date. When an option recipient exercises their options, the Company issues shares from treasury stock and records the proceeds as additions to capital. The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. Shares of restricted stock awards granted to employees generally vest over 2 to 3 years from the grant date. Fifty percent of the shares of restricted stock awards granted to non-employee directors generally vests on the date of grant and the remaining fifty percent generally vests the day before the next annual shareholder meeting. Vesting of the shares may be based on years of service, established performance measures or both. If restricted stock awards are forfeited before they vest, the shares are reacquired into treasury stock. The grant-date fair value for restricted stock awards is generally equal to the closing market price of the Company’s common stock on the date of grant. The grant-date fair value for restricted stock unit awards is generally equal to the closing market price of the Company’s common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

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

The restricted stock awards granted to the directors and the restricted stock units granted to employees in 2024, 2023 and 2022 do not have rights to dividends or dividend equivalents.

There were no stock options awarded during 2024, 2023 or 2022. There was no unrecognized compensation expense related to unvested stock options as of December 31, 2024. There was no stock option activity for the year ended December 31, 2024.

The following table is a summary of restricted stock award activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	10,087	$16.34
Granted	22,011	17.49
Vested	(21,098)	16.94
Forfeited	(1,000)	17.49
Non-vested at end of year	10,000	$17.49

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(16.) SHARE-BASED COMPENSATION (Continued)

The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2024, 2023 and 2022 was $17.49, $16.34, and $26.53, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $368 thousand, $265 thousand and $282 thousand, respectively.

The following is a summary of restricted stock units’ activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	228,386	$21.89
Granted	146,147	16.34
Vested	(43,065)	27.49
Forfeited	(41,420)	17.78
Non-vested at end of year	290,048	$18.85

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2024, 2023 and 2022 was $16.34, $16.46, and $28.38, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $808 thousand, $1.0 million and $1.1 million, respectively.

The following table is a summary of performance-based restricted stock units’ activity for the year ended December 31, 2024. Actual shares that have vested, or will vest depend on the level of attainment of the performance based criteria:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	77,766	$22.22
Granted	54,754	15.59
Vested	(14,870)	27.58
Forfeited	(11,454)	17.62
Non-vested at end of year	106,196	$18.55

The weighted average grant date fair value of PSUs granted during the years ended December 31, 2024, 2023 and 2022 was $15.59, $16.66, and $29.35, respectively. The total fair value of PSUs that vested during the years ended December 31, 2024 and 2023 was $401 thousand and $491 thousand respectively. As of December 31, 2024, the Company expects to pay out 0% of the 2022, 2023 and 2024 awards, as the threshold performance for any payout has not been met.

The Company amortizes the expense related to share-based compensation over the vesting period. Share-based compensation expense is recorded as a component of salaries and employee benefits in the consolidated statements of operations for awards granted to management and as a component of other noninterest expense for awards granted to directors. The share-based compensation expense and the total income tax benefit included in the statements on income for the years ended December 31 was as follows (in thousands):

	2024	2023	2022
Salaries and employee benefits	$1,237	$1,346	$2,234
Other noninterest expense	373	328	317
Total share-based compensation expense	$1,610	$1,674	$2,551

Income tax benefit realized for compensation costs	$404	$444	$486

As of December 31, 2024, there was $2.6 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 1.89 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(17.) INCOME TAXES

The income tax (benefit) expense for the years ended December 31 consisted of the following (in thousands):

	2024	2023	2022
Current tax expense (benefit):
Federal	$9,031	$13,302	$15,371
State	(185)	835	3,408
Total current tax expense	8,846	14,137	18,779
Deferred tax (benefit) expense:
Federal	(26,987)	(1,136)	(3,250)
State	(8,361)	(212)	(1,132)
Total deferred tax (benefit) expense	(35,348)	(1,348)	(4,382)
Total income tax (benefit) expense	$(26,502)	$12,789	$14,397

The effective income tax rate differed from the statutory federal income tax rate for the years ended December 31 as follows:

	2024	2023	2022
Statutory federal tax rate	(21.0%)	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest income	(0.6)	(0.8)	(0.9)
Tax credits and adjustments	(6.4)	(2.1)	(2.6)
Non-taxable earnings on company owned life insurance	(1.7)	0.9	-
State taxes, net of federal tax benefit	(9.9)	0.8	2.5
Nondeductible expenses	0.3	0.3	0.2
Other, net	0.4	0.2	0.1
Effective tax rate	(38.9%)	20.3%	20.1%

Total income tax (benefit) expense was as follows for the years ended December 31 (in thousands):

	2024	2023	2022
Income tax (benefit) expense	$(26,502)	$12,789	$14,397
Shareholder’s equity	23,196	6,044	(42,812)

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

Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. Therefore, no valuation allowance has been recorded as of December 31, 2024 and 2023.

In 2024 and 2023, the Company recognized the impact of its investments in limited partnerships that generated qualifying tax credits resulting in a $4.6 million and $3.0 million reduction in income tax expense, respectively, and an $775 thousand and $252 thousand net loss recorded in noninterest income, respectively. See Note 1, Summary of Significant Accounting Policies, for the Company’s accounting policy for income taxes and these tax credit investments.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(17.) INCOME TAXES (Continued)

The Company’s net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	2024	2023
Deferred tax assets:
Allowance for credit losses	$13,362	$14,011
Leases–right of use obligations	8,351	8,657
Deferred compensation	1,168	1,471
Investment in limited partnerships	1,369	785
SERP agreements	45	92
Litigation settlement reserve	5,899	-
Share-based compensation	793	930
Tax attribute carryforward benefit	28,116	-
Net unrealized loss on securities available for sale	15,823	38,549
Accrued pension costs	463	297
Deferred loan origination costs	178	-
Other	1,219	1,395
Gross deferred tax assets	76,786	66,187
Deferred tax liabilities:
Leases–right of use assets	7,738	8,077
Prepaid expenses	1,015	929
Intangible assets	2,523	2,760
Depreciation and amortization	3,153	3,833
Loan servicing assets	409	354
Deferred loan origination costs	-	154
Other	1,063	1,347
Gross deferred tax liabilities	15,901	17,454
Net deferred tax asset	$60,885	$48,733

The Company and its subsidiaries are primarily subject to federal and New York income taxes. The federal income tax years currently open for audit are 2018 through 2024. The New York income tax years currently open for audit are 2019 through 2024.

At December 31, 2024, the Company had tax attribute carryforward benefits totaling $28.1 million for federal and New York net operating losses and tax credit carryforwards generated in the fourth quarter of 2024, primarily due to the realized losses from the investment security repositioning. At December 31, 2024, the Company had a federal net operating loss carryforward of $40 thousand with no expiration date, a federal credit carryforwards of $14 thousand that expires in 2044, and a New York net operating loss carryforward of $117 thousand that expires in 2044.

The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2024, 2023 and 2022. There were no material interest or penalties recorded in the income statement in income tax expense for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, there were no amounts accrued for interest or penalties related to uncertain tax positions.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(18.) (LOSS) EARNINGS PER COMMON SHARE

The following table presents a reconciliation of earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities.

	2024	2023	2022
Net (loss) income available to common shareholders	$(43,105)	$48,805	$55,114
Weighted average common shares outstanding:
Total shares issued	16,338	16,100	16,100
Unvested restricted stock awards	(10)	(8)	(5)
Treasury shares	(645)	(716)	(711)
Total basic weighted average common shares outstanding	15,683	15,376	15,384
Incremental shares from assumed:
Vesting of restricted stock awards	-	99	87
Total diluted weighted average common shares outstanding	15,683	15,475	15,471

Basic (loss) earnings per common share	$(2.75)	$3.17	$3.58
Diluted (loss) earnings per common share	$(2.75)	$3.15	$3.56

On December 13, 2024, the Company completed an underwritten public offering of 4,600,000 common shares at $25.00 per share. The Company’s basic weighted average common shares outstanding for the year ended December 31, 2024 included weighted average shares of 238,798 as a result of the public offering.

For the year ended December 31, 2024, basic loss per common share was the same as diluted loss per common share because all potentially dilutive securities were anti-dilutive due to the net loss for the period.

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive (in thousands):

	2024	2023	2022
Restricted stock awards	296	-	-

There were no participating securities outstanding for the years ended December 31, 2024, 2023 and 2022. Therefore, the two-class method of calculating basic and diluted EPS was not applicable for the years presented.

(19.) EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Agreements

The Company has non-qualified Supplemental Executive Retirement Agreements (“SERPs”) covering certain former executives. The unfunded liability related to the SERPs was $181 thousand and $374 thousand at December 31, 2024 and 2023, respectively. SERP expense was $9 thousand, $17 thousand and $28 thousand for 2024, 2023 and 2022, respectively.

Defined Contribution Plan

Employees that meet specified eligibility conditions are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company is also permitted to make additional discretionary contributions, although no such additional discretionary contributions were made in 2024, 2023 or 2022.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(19.) EMPLOYEE BENEFIT PLANS (Continued)

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

The following table provides a reconciliation of the Company’s changes in the Plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$74,345	$74,172
Service cost	1,962	1,788
Interest cost	3,444	3,421
Actuarial gain	2,217	3,507
Benefits paid and plan expenses	(3,846)	(4,638)
Assumption changes	(5,084)	-
Settlements	(5,532)	-
Prior year service costs due to plan amendments	-	(3,905)
Projected benefit obligation at end of period	67,506	74,345
Change in plan assets:
Fair value of plan assets at beginning of period	73,186	73,276
Actual return on plan assets	1,891	4,549
Benefits paid and plan expenses	(3,845)	(4,639)
Settlements	(5,532)	-
Fair value of plan assets at end of period	65,700	73,186
Funded status at end of period	$(1,806)	$(1,159)

The accumulated benefit obligation was $67.0 million and $73.9 million at December 31, 2024 and 2023, respectively.

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of the Internal Revenue Code. The Company has no minimum required contribution for the 2025 fiscal year.

Estimated benefit payments under the Plan over the next ten years as of December 31, 2024 are as follows (in thousands):

Amount
2025	$4,727
2026	4,482
2027	4,669
2028	4,685
2029	5,032
2030 - 2033	26,132

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(19.) EMPLOYEE BENEFIT PLANS (Continued)

Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2024	2023	2022
Service cost	$1,962	$1,788	$3,485
Interest cost on projected benefit obligation	3,444	3,421	2,588
Expected return on plan assets	(4,017)	(3,511)	(4,565)
Amortization of unrecognized loss	1,430	1,264	250
Amortization of unrecognized prior service credit	(536)	(492)	-
Net periodic pension cost	2,283	2,470	1,758
Settlement charge	1,310	-	-
Total pension cost	$3,593	$2,470	$1,758

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2024	2023	2022
Weighted average discount rate	4.78%	4.98%	2.70%
Rate of compensation increase	4.00%	3.00%	3.00%
Expected long-term rate of return	6.50%	6.00%	5.25%

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2024	2023	2022
Weighted average discount rate	5.45%	4.78%	4.98%
Rate of compensation increase	4.00%	4.00%	3.00%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(19.) EMPLOYEE BENEFIT PLANS (Continued)

The following table represents the Plan’s target asset allocation and actual asset allocation, respectively, as of December 31, 2024 and 2023:

	2024		2023
	Target	Actual	Target	Actual
Asset Category:	Allocation	Allocation	Allocation	Allocation
Cash and cash equivalents	0.00%	(2.91)%	0.00%	0.14%
Equity securities	30.00	35.51	30.00	31.51
Fixed income securities	15.00	18.95	15.00	36.14
Alternative investments	55.00	48.45	55.00	32.21

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

The Fund is valued utilizing the valuation policies set forth by JP Morgan’s asset management committee. Underlying investments for which market quotations are readily available are valued at their market value. Underlying investments for which market quotations are not readily available are fair valued by approved affiliated and/or unaffiliated pricing vendors, third-party broker-dealers or methodologies as approved by the asset management committee. Fixed income instruments are valued based on prices received from approved affiliated and unaffiliated pricing vendors or third-party broker-dealers (collectively referred to as “Pricing Services”). The Pricing Services use multiple valuation techniques to determine the valuation of fixed income instruments. In instances where sufficient market activity exists, the Pricing Services may utilize a market-based approach through which trades or quotes from market makers are used to determine the valuation of these instruments. In instances where sufficient market activity may not exist, the Pricing Services also utilize proprietary valuation models which may consider market transactions in comparable securities and the various relationships between securities in determining fair value and/or market characteristics in order to estimate the relevant cash flows, which are then discounted to calculate the fair values. Equities and other exchange-traded instruments are valued at the last sales price or official market closing price on the primary exchange on which the instrument is traded before the net asset values (“NAV”) of the Funds are calculated on a valuation date. Futures contracts are generally valued on the basis of available market quotations. Forward foreign currency exchange contracts are valued utilizing market quotations from approved Pricing Services. The Fund invests in the Commingled Pension Trust Fund (“Strategic Property Fund”) of JPMorgan (the “SPF”), which holds significant amounts of investments which have been fair valued at December 31, 2024 and 2023.

During the years ended December 31, 2024 and 2023, there were no transfers in or out of Levels 1, 2 or 3. In addition, there were no changes in valuation methodologies during the years ended December 31, 2024 and 2023.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(19.) EMPLOYEE BENEFIT PLANS (Continued)

The major categories of Plan assets measured at fair value on a recurring basis as of December 31 are presented in the following tables (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2024
Cash equivalents:
Cash (including foreign currencies)	$18	$-	$-	$18
Short term investment funds	-	948	-	948
Total cash equivalents	18	948	-	966
Equity securities:
Commingled pension trust funds	-	22,337	-	22,337
Total equity securities	-	22,337	-	22,337
Fixed income securities:
Commingled pension trust funds	-	11,919	-	11,919
Corporate bonds	-	1	-	1
Total fixed income securities	-	11,920	-	11,920
Other investments:
Commingled pension trust funds	-	30,477	-	30,477
Total Plan investments	$18	$65,682	$-	$65,700

At December 31, 2024, the portfolio was substantially managed by one investment firm, with control of approximately 96% of the Plan’s assets. A portfolio concentration of 96% in the JPMCB LDI Diversified Balanced Fund, a commingled pension trust fund (“CPTF”), existed at December 31, 2024.

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

At December 31, 2023, the portfolio was substantially managed by one investment firm, with control of approximately 98% of the Plan’s assets. A portfolio concentration of 98% in the JPMCB LDI Diversified Balanced Fund, a CPTF, existed at December 31, 2023.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(19.) EMPLOYEE BENEFIT PLANS (Continued)

Postretirement Benefit Plan

An entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active employees who had already met the then-applicable age and service requirements under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. Retirees ages 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. As of December 31, 2024 and 2023, there was no accrued liability related to this plan. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of operations was not significant for the years ended December 31, 2024, 2023 and 2022. This plan is unfunded.

(20.) FAIR VALUE MEASUREMENTS

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

December 31, 2024, 2023 and 2022

(20.) FAIR VALUE MEASUREMENTS (Continued)

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

December 31, 2024, 2023 and 2022

(20.) FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2024
Measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities	$-	$902,384	$-	$902,384
Other debt securities	-	8,721	-	8,721
Other assets:
Hedging derivative instruments	-	4,693	-	4,693
Fair value adjusted through comprehensive income	$-	$915,798	$-	$915,798
Other assets:
Derivative instruments–interest rate products	$-	$41,318	$-	$41,318
Derivative instruments–mortgage banking	-	122	-	122
Other liabilities:
Derivative instruments–interest rate products	-	(41,319)	-	(41,319)
Derivative instruments–mortgage banking	-	(91)	-	(91)
Fair value adjusted through net income	$-	$30	$-	$30

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$2,280	$-	$2,280
Collateral dependent loans	-	-	56,246	56,246
Other assets:
Long-lived assets held for sale	-	-	596	596
Mortgage servicing rights	-	-	1,597	1,597
Other real estate owned	-	-	60	60
Total	$-	$2,280	$58,499	$60,779

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(20.) FAIR VALUE MEASUREMENTS (Continued)

There were no transfers between Levels 1 and 2 during the years ended December 31, 2024 and 2023. There were no liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2024 and 2023.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2023
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$21,811	$-	$21,811
Mortgage-backed securities	-	865,919	-	865,919
Other assets:
Hedging derivative instruments	-	5,939	-	5,939
Fair value adjusted through comprehensive income	$-	$893,669	$-	$893,669
Other assets:
Derivative instruments – interest rate products	$-	$37,517	$-	$37,517
Derivative instruments – mortgage banking	-	50	-	50
Other liabilities:
Derivative instruments – interest rate products	-	(37,519)	-	(37,519)
Derivative instruments – mortgage banking	-	(2)	-	(2)
Fair value adjusted through net income	$-	$46	$-	$46

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$1,370	$-	$1,370
Collateral dependent loans	-	-	37,516	37,516
Other assets:
Long-lived assets held for sale	-	-	629	629
Mortgage servicing rights	-	-	1,382	1,382
Other real estate owned	-	-	142	142
Total	$-	$1,370	$39,669	$41,039

There were no transfers between Levels 1 and 2 during the years ended December 31, 2023 and 2022. There were no liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2023 and 2022.

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2024.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value / Range
Collateral dependent loans	$56,246	Appraisal of collateral (1)	Appraisal adjustments (2)	32.7% (3) / 0 - 77.3%
Loan servicing rights	$1,597	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	12.3% (3)
Long-lived assets held for sale	$596	Appraisal of collateral (1)	Appraisal adjustments (2)	11.8% (3)
Other real estate owned	$60	Appraisal of collateral (1)	Appraisal adjustments (2)	39.0%

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

December 31, 2024, 2023 and 2022

(20.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the years ended December 31, 2024 and 2023.

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

December 31, 2024, 2023 and 2022

(20.) FAIR VALUE MEASUREMENTS (Continued)

The following presents the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of December 31, 2024 and 2023 (in thousands):

	Level in Fair Value Measurement Hierarchy	2024		2023
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$87,321	$87,321	$124,442	$124,442
Securities available for sale	Level 2	911,105	911,105	887,730	887,730
Securities held to maturity, net	Level 2	116,001	104,556	148,156	137,030
Loans held for sale	Level 2	2,280	2,280	1,370	1,370
Loans	Level 2	4,374,917	4,277,167	4,373,541	4,143,918
Loans⁽¹⁾	Level 3	56,246	56,246	37,516	37,516
Long-lived assets held for sale	Level 3	596	596	629	629
Accrued interest receivable	Level 1	23,748	23,748	24,481	24,481
Derivative instruments–cash flow hedge	Level 2	4,693	4,693	5,939	5,939
Derivative instruments–interest rate products	Level 2	41,318	41,318	37,517	37,517
Derivative instruments–mortgage banking	Level 2	122	122	50	50
FHLB and FRB stock	Level 2	18,261	18,261	17,406	17,406
Financial liabilities:
Non-maturity deposits	Level 1	3,559,559	3,559,559	3,808,216	3,808,216
Time deposits	Level 2	1,545,172	1,541,013	1,404,696	1,398,352
Short-term borrowings	Level 1	99,000	99,000	185,000	185,000
Long-term borrowings	Level 2	124,842	127,402	124,532	128,363
Accrued interest payable	Level 1	25,849	25,849	19,412	19,412
Derivative instruments–interest rate products	Level 2	41,319	41,319	37,519	37,519
Derivative instruments–mortgage banking	Level 2	91	91	2	2

(1)
Comprised of collateral dependent loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(21.) PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements pertaining only to the Parent are presented below (in thousands).

Condensed Statements of Financial Condition	December 31,
	2024	2023
Assets:
Cash and due from subsidiary	$53,233	$16,331
Investment in and receivables due from subsidiary	616,928	518,680
Other assets	11,698	7,216
Total assets	$681,859	$542,227
Liabilities and shareholders’ equity:
Deposits	$2	$2
Long-term borrowings, net of issuance costs of $158 and $468, respectively	74,842	74,532
Other liabilities	38,031	12,897
Shareholders’ equity	568,984	454,796
Total liabilities and shareholders’ equity	$681,859	$542,227

Condensed Statements of Operations	Years ended December 31,
	2024	2023	2022
Dividends from subsidiary and associated companies	$23,900	$18,000	$32,000
Management and service fees from subsidiaries	542	527	511
Other income (loss)	13,806	463	(4)
Total income	38,248	18,990	32,507
Interest expense	4,242	4,242	4,242
Operating expenses	27,370	3,119	3,213
Total expense	31,612	7,361	7,455
Income before income tax benefit and equity in undistributed earnings of subsidiary	6,636	11,629	25,052
Income tax benefit	4,288	1,647	1,848
Income before (excess distribution of) equity in undistributed earnings of subsidiary	10,924	13,276	26,900
(Excess distribution of) equity in undistributed earnings of subsidiary	(52,570)	36,988	29,673
Net (loss) income	$(41,646)	$50,264	$56,573

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(21.) PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(41,646)	$50,264	$56,573
Adjustments to reconcile net income to net cash provided by operating activities:
Excess distributions of (equity in) undistributed earnings of subsidiary	52,570	(36,988)	(29,673)
Gain on sale of assets of subsidiary	(13,658)	-	-
Provision for litigation settlement	23,022	-	-
Provision for deferred taxes	(4,129)	95	216
Depreciation and amortization	73	76	77
Share-based compensation	1,610	1,674	2,551
Decrease (increase) in other assets	478	(494)	(794)
(Decrease) increase in other liabilities	(840)	111	7,478
Net cash provided by operating activities	17,480	14,738	36,428
Cash flows from investing activities:
Capital investment in subsidiaries	(95,743)	(1,893)	(1,551)
Proceeds from sale of assets of subsidiary	27,000	-	-
Net cash used in investing activities	(68,743)	(1,893)	(1,551)
Cash flows from financing activities:
Purchase of preferred and common shares	(433)	(571)	(15,340)
Proceeds from issuance of common shares	108,572	-	-
Dividends paid	(19,974)	(19,745)	(19,053)
Net cash provided by (used in) financing activities	88,165	(20,316)	(34,393)
Net increase (decrease) in cash and cash equivalents	36,902	(7,471)	484
Cash and cash equivalents as of beginning of year	16,331	23,802	23,318
Cash and cash equivalents as of end of the year	$53,233	$16,331	$23,802

(22.) SEGMENT REPORTING

The Company’s Executive Management Team, which consists of the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Commercial Banking Officer, Chief Risk Officer, Chief Human Resource Officer, and Chief Marketing Officer, has been designated as its Chief Operating Decision Maker (“CODM”). The CODM determined the Company has one reportable segment, Banking, based upon information provided about the Company’s products and services offered. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products and services, and customers are similar. The CODM evaluates the financial performance of the Company’s business components by evaluating revenue streams, significant expenses, and budget to actual results when assessing the Company’s segment and in the determination of allocating resources. The CODM has determined that net income is the reportable measure of segment profit or loss that is regularly reviewed and used to allocate resources and assess performance. Loans and investments provide the interest income in the banking operation, while deposits and borrowings account for the interest expense. The CODM also considers provisions for credit losses a significant expenses in the banking operation. All operations are domestic.

Accounting policies for the segment are the same as those described in Note 1, Summary of Significant Accounting Policies. Segment performance is evaluated using net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(22.) SEGMENT REPORTING (Continued)

The following table presents balance sheet information of the Company’s segment as of December 31, (in thousands):

	2024	2023
Segment assets	$6,080,731	$6,117,748
Reconciliation of consolidated total assets
Non-interest earning assets	36,957	43,133
Elimination of intercompany receivables	(603)	-
Consolidated total assets	$6,117,085	$6,160,881

The following table presents information regarding the Company’s segment for the years ended December 31, (in thousands).

	2024	2023	2022
Interest income	$313,231	$286,133	$196,107
Interest expense	145,400	116,176	24,494
Segment net interest income	167,831	169,957	171,613
Noninterest (loss) income	(72,025)	31,893	30,519
Segment noninterest expense	143,502	121,822	113,703
(Loss) income before provision for credit losses and income taxes	(47,696)	80,028	88,429
Provision for credit losses	(6,150)	(13,681)	(13,311)
(Loss) income before income taxes	(53,846)	66,347	75,118
Income tax benefit (expense)	22,988	(13,618)	(15,510)
Segment net (loss) income	$(30,858)	$52,729	$59,608

Reconciliation of consolidated net interest income:
Interest expense (1)	4,242	4,242	4,241
Consolidated net interest income	163,589	165,715	167,372

Reconciliation of consolidated net (loss) income:
Gain on sale of assets of subsidiary	13,658	-	-
Insurance income (2)	2,130	6,692	6,312
Investment advisory income (3)	10,276	10,117	10,330
Other fees and income	(720)	(458)	(890)
Other noninterest expense	(35,404)	(15,403)	(15,659)
(Loss) income before income tax (provision) benefit	(45,160)	49,435	55,460
Income tax benefit	3,514	829	1,113
Consolidated net (loss) income	$(41,646)	$50,264	$56,573

____________________________________________

(1) Interest expense represents interest on the subordinated notes, held at the Parent.

(2) Insurance income represents income from our former subsidiary, SDN, which we sold the assets of on April 1, 2024.

(3) Investment advisory income represents income from our subsidiary Courier Capital.

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

Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2024, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

RSM US LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2024 which are included in this Annual Report on Form 10-K, and has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The Report of the Independent Registered Public Accounting Firm that attests the effectiveness of internal control over financial reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Proposal 1 - Election of Directors,” “Business Experience and Qualification of Directors,” “Our Executive Officers” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.

Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Committees of the Board” in the 2025 Proxy Statement and is incorporated herein by reference.

Information concerning the Company’s Code of Business Conduct and Ethics and insider trading policies and procedures are set forth under the caption “Corporate Governance and Board Matters” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2025 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Management Development & Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Management Development & Compensation Committee Report” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in the 2025 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2024, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
		Weighted average	remaining for future
	Number of securities to	exercise price	issuance under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan Category	(a) (1)	(b) (1)	(c)
Equity compensation plans approved by shareholders	396,244	$-	385,722
Equity compensation plans not approved by shareholders	-	$-	-

(1)
Comprised of restricted stock units granted under our 2015 Plan. See Note 16, Share-Based Compensation, of the notes to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for further details. All restricted stock units are excluded from the weighted average exercise price column.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, the information set forth in the 2025 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Director Independence and Qualifications” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in the 2025 Proxy Statement under the heading “Proposal 4—Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and subsidiaries under Item 8 “Financial Statements and Supplementary Data” of Part II of this Annual Report on Form 10-K.

(b)
EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
3.2	Amended and Restated Bylaws of Financial Institutions, Inc.	Incorporated by reference to Exhibit 3.1 of the Form 8-K, dated June 25, 2019
4.1	Subordinated Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated April 15, 2015
4.2	First Supplemental Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.3	Form of Global Note to represent the 6.00% Fixed-to-Floating Rate Subordinated Notes due April 15, 2030	Incorporated by reference to Exhibit A of Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.4	Subordinated Indenture, dated as of October 7, 2020, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated October 7, 2020.
4.5	Form of 4.375% Fixed-to-Floating Rate Subordinated Note due October 15, 2030	Included in Exhibit 4.4.
4.6	Description of the Company’s Securities	Incorporated by reference to Exhibit 4.4 of the Form 10-K for the year ended December 31, 2019, dated March 4, 2020.
10.1	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012
10.2	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2014, dated August 5, 2014
10.3	Financial Institutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2021, dated August 9, 2021
10.4	Form of Director Annual Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.4 of the Form 10-K for the year ended December 31, 2022, dated March 9, 2023
10.5	Form of Director “In Lieu of Cash Fees” Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.6	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of the Form 10-K for the year ended December 31, 2022, dated March 9, 2023
10.7	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2022, dated March 9, 2023
10.8	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended December 31, 2022, dated March 9, 2023

Exhibit Number	Description	Location
10.9	Amended and Restated Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 4, 2017
10.11	Form of Executive Agreement	Incorporated by reference to Exhibit 10.15 of the Form 10-K for the year ended December 31, 2020, dated March 15, 2021
10.12	Form of Performance Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended March 31, 2021, dated May 10, 2021
10.13	Financial Institutions, Inc. Executive Incentive Plan, effective as of January 1, 2021	Incorporated by reference to Exhibit 10.13 of the Form 10-K for the year ended December 31, 2021, dated March 10, 2022
10.14	Class Action Settlement Agreement and Release, dated March 7, 2025	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 10, 2025
19	Insider Trading Policy	Filed Herewith
21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP	Filed Herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
97	Policy Relating to Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 97 of the Form 10-K for the year ended December 31, 2023, dated March 13, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

All material agreements consist of management contracts, compensatory plans or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

March 12, 2025	By:	/s/ Martin K. Birmingham
Martin K. Birmingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Martin K. Birmingham	Director, President and Chief Executive Officer	March 12, 2025
Martin K. Birmingham	(Principal Executive Officer)

/s/ W. Jack Plants, II	Executive Vice President, Chief Financial Officer and Treasurer	March 12, 2025
W. Jack Plants, II	(Principal Financial Officer)

/s/ Sandra A. Byers	Senior Vice President and Controller	March 12, 2025
Sandra A. Byers	(Principal Accounting Officer)

/s/ Donald K. Boswell	Director	March 12, 2025
Donald K. Boswell

/s/ Dawn H. Burlew	Director	March 12, 2025
Dawn H. Burlew

/s/ Andrew W. Dorn, Jr.	Director	March 12, 2025
Andrew W. Dorn, Jr.

/s/ Robert M. Glaser	Director	March 12, 2025
Robert M. Glaser

/s/ Samuel M. Gullo	Director	March 12, 2025
Samuel M. Gullo

/s/ Bruce W. Harting	Director	March 12, 2025
Bruce W. Harting

/s/ Susan R. Holliday	Director, Chair	March 12, 2025
Susan R. Holliday

/s/ Robert N. Latella	Director	March 12, 2025
Robert N. Latella

/s/ Angela J. Panzarella	Director	March 12, 2025
Angela J. Panzarella

/s/ Kim E. VanGelder	Director	March 12, 2025
Kim E. VanGelder

/s/ Mark A. Zupan	Director	March 12, 2025
Mark A. Zupan