Form 10-Q
period 2025-03-31
FINANCIAL INSTITUTIONS INC
filed 2025-05-05
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The registrant had 20,109,712 shares of Common Stock, $0.01 par value, outstanding as of April 30, 2025.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$74,015	$54,958
Interest-bearing deposits in bank	93,337	32,363
Total cash and cash equivalents	167,352	87,321
Securities available for sale, at fair value (amortized cost of $973,635 and $972,720, respectively)	926,992	911,105
Securities held to maturity, at amortized cost (net of allowance for credit losses of $2) (fair value of $102,561 and $104,556, respectively)	113,105	116,001
Loans held for sale	387	2,280
Loans (net of allowance for credit losses of $48,964 and $48,041, respectively)	4,504,314	4,431,163
Company owned life insurance	242,641	166,880
Premises and equipment, net	39,426	39,866
Goodwill and other intangible assets, net	60,651	60,758
Other assets	285,624	301,711
Total assets	$6,340,492	$6,117,085
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$945,182	$950,351
Interest-bearing demand	773,475	705,195
Savings and money market	2,033,323	1,904,013
Time deposits	1,620,930	1,545,172
Total deposits	5,372,910	5,104,731
Short-term borrowings	55,000	99,000
Long-term borrowings, net of issuance costs of $83 and $158, respectively	124,917	124,842
Other liabilities	197,737	219,528
Total liabilities	5,750,564	5,548,101
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,413 shares issued	17,142	17,142
Total preferred equity	17,285	17,285
Common stock, $0.01 par value; 50,000,000 shares authorized; 20,699,556 shares issued	207	207
Additional paid-in capital	232,455	233,421
Retained earnings	398,957	388,665
Accumulated other comprehensive loss	(41,995)	(52,604)
Treasury stock, at cost–589,844 and 622,984 shares, respectively	(16,981)	(17,990)
Total shareholders’ equity	589,928	568,984
Total liabilities and shareholders’ equity	$6,340,492	$6,117,085

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	2025	2024
Interest income:
Interest and fees on loans	$68,790	$70,333
Interest and dividends on investment securities	11,487	6,095
Other interest income	774	1,985
Total interest income	81,051	78,413
Interest expense:
Deposits	32,136	35,238
Short-term borrowings	491	1,529
Long-term borrowings	1,560	1,564
Total interest expense	34,187	38,331
Net interest income	46,864	40,082
Provision (benefit) for credit losses	2,928	(5,456)
Net interest income after provision (benefit) for credit losses	43,936	45,538
Noninterest income:
Service charges on deposits	1,052	1,077
Insurance income	3	2,134
Card interchange income	1,840	1,902
Investment advisory	2,737	2,582
Company owned life insurance	2,777	1,298
Investments in limited partnerships	415	342
Loan servicing	123	175
Income from derivative instruments, net	250	174
Net gain on sale of loans held for sale	117	88
Net loss on sale of other assets	—	(13)
Net loss on tax credit investments	(514)	(375)
Other	1,573	1,517
Total noninterest income	10,373	10,901
Noninterest expense:
Salaries and employee benefits	16,898	17,340
Occupancy and equipment	3,590	3,752
Professional services	1,691	2,372
Computer and data processing	5,487	5,386
Supplies and postage	578	475
FDIC assessments	1,467	1,295
Advertising and promotions	342	297
Amortization of intangibles	107	217
Restructuring charges	68	—
Deposit-related charged-off items (recoveries) expense	(294)	19,179
Other	3,751	3,700
Total noninterest expense	33,685	54,013
Income before income taxes	20,624	2,426
Income tax expense	3,746	356
Net income	$16,878	$2,070
Preferred stock dividends	365	365
Net income available to common shareholders	$16,513	$1,705
Earnings per common share (Note 2):
Basic	$0.82	$0.11
Diluted	$0.81	$0.11
Cash dividends declared per common share	$0.31	$0.30

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2025	2024
Net income	$16,878	$2,070
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	11,145	(7,164)
Hedging derivative instruments	(640)	675
Pension and post-retirement obligations	104	166
Total other comprehensive income (loss), net of tax	10,609	(6,323)
Comprehensive income (loss)	$27,487	$(4,253)

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2025 and 2024

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2024	$17,285	$207	$233,421	$388,665	$(52,604)	$(17,990)	$568,984
Comprehensive (loss) income:
Net income	—	—	—	16,878	—	—	16,878
Other comprehensive income, net of tax	—	—	—	—	10,609	—	10,609
Purchases of common stock for treasury	—	—	—	—	—	(481)	(481)
Share-based compensation plans:
Share-based compensation	—	—	506	—	—	—	506
Restricted stock units released	—	—	(1,452)	—	—	1,452	—
Restricted stock awards issued	—	—	(19)	—	—	19	—
Stock awards	—	—	(1)	—	—	19	18
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.31 per share	—	—	—	(6,221)	—	—	(6,221)
Balance at March 31, 2025	$17,285	$207	$232,455	$398,957	$(41,995)	$(16,981)	$589,928

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2023	$17,292	$161	$125,841	$451,687	$(119,941)	$(20,244)	$454,796
Comprehensive income (loss):
Net income	—	—	—	2,070	—	—	2,070
Other comprehensive income (loss), net of tax	—	—	—	—	(6,323)	—	(6,323)
Purchases of common stock for treasury	—	—	—	—	—	(393)	(393)
Share-based compensation plans:
Share-based compensation	—	—	569	—	—	—	569
Restricted stock units released	—	—	(1,783)	—	—	1,783	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.30 per share	—	—	—	(4,620)	—	—	(4,620)
Balance at March 31, 2024	$17,292	$161	$124,627	$448,772	$(126,264)	$(18,854)	$445,734

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$16,878	$2,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,910	2,027
Net (accretion) amortization of (discounts) premiums on securities	(962)	718
Provision (benefit) for credit losses	2,928	(5,456)
Share-based compensation	506	569
Deferred income tax expense	483	3,761
Proceeds from sale of loans held for sale	6,888	5,853
Originations of loans held for sale	(4,878)	(4,899)
Income on company owned life insurance	(2,777)	(1,298)
Net gain on sale of loans held for sale	(117)	(88)
Net loss on sale of other assets	—	13
Decrease (increase) in other assets	10,982	(6,240)
(Decrease) increase in other liabilities	(21,836)	15,260
Net cash provided by operating activities	10,005	12,290
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(15,879)	(64,613)
Held to maturity	(1,235)	(406)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale securities	15,965	18,298
Held to maturity	4,104	4,783
Net (increase) decrease in loans	(76,443)	16,972
Purchase of company owned life insurance	(72,984)	(24)
Purchases of premises and equipment	(816)	(1,174)
Net cash used in investing activities	(147,288)	(26,164)
Cash flows from financing activities:
Net increase in deposits	268,179	183,845
Net decrease in short-term borrowings	(44,000)	(52,000)
Purchases of common stock for treasury	(481)	(393)
Cash dividends paid to common and preferred shareholders	(6,384)	(4,982)
Net cash provided by financing activities	217,314	126,470
Net increase in cash and cash equivalents	80,031	112,596
Cash and cash equivalents, beginning of period	87,321	124,442
Cash and cash equivalents, end of period	$167,352	$237,038

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Company provides diversified financial services through its subsidiaries, Five Star Bank (the “Bank”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly owned New York chartered banking subsidiary, the Bank. The Bank also has commercial loan production offices in Ellicott City (Baltimore), Maryland and Syracuse, New York, and indirect lending network relationships with franchised automobile dealers in the Capital District of New York. Effective January 1, 2024, the Company exited the Pennsylvania automobile market to align our focus more fully around its core Upstate New York market. Courier Capital provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. The Company’s Banking-as-a-Service (“BaaS”) business has offered banking capabilities to non-bank financial service providers and other financial technology firms, or FinTechs, allowing them to provide banking services to their end users. On September 16, 2024, the Company issued a press release announcing its intent to begin an orderly wind down of its BaaS offerings, following a careful review by the Company’s executive management and Board of Directors undertaken in conjunction with its annual strategic planning process. We continue to expect the majority of remaining BaaS-related deposits to flow out by mid-2025.

On April 1, 2024, the Company announced and closed the sale of the assets of its former subsidiary SDN Insurance Agency, LLC (“SDN”), which provided a broad range of insurance services to personal and business clients, to NFP Property & Casualty Services, Inc., a subsidiary of NFP Corp. The sale generated $27 million in proceeds, or a pre-tax gain of $13.7 million, after selling costs, which was recorded to net gain (loss) on other assets in the Company’s statement of operations. The all-cash transaction value represented approximately four times our 2023 insurance revenue. Following the sale of the assets of SDN, the Company changed the name of the entity to Five Star Advisors LLC and expects to utilize it to serve as a conduit to refer insurance business to NFP.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated and contain adequate disclosures to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation. Such reclassifications did not impact net income or shareholders’ equity as previously reported.

Use of Estimates

The preparation of these financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on management’s best estimates and judgments and are evaluated on an ongoing basis using historical experience and other factors including the current economic environment. The Company adjusts these estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates and assumptions.

Cash Flow Reporting

Cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits in other banks. Net cash flows are reported for loans, deposit transactions and short-term borrowings.

Supplemental cash flow information is summarized as follows for the three months ended March 31, 2025, and 2024 (in thousands):

	2025	2024
Supplemental information:
Cash paid for interest	$36,246	$46,143
Cash paid for income taxes	—	—
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	60	142
Accrued and declared unpaid dividends	6,586	4,985

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments expand the disclosure requirements of segment expenses, as well as adding disclosure of the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources is also required. The amendments became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Refer to Note 15, Segment Reporting, for disclosures required by this update.

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

(2.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. There were no participating securities outstanding for the three months ended March 31, 2025 and 2024. Therefore, the two-class method of calculating basic and diluted EPS was not applicable for the periods presented.

	Three months ended March 31,
	2025	2024
Net income available to common shareholders	$16,513	$1,705
Weighted average common shares outstanding:
Total shares issued	20,700	16,100
Unvested restricted stock awards	(10)	(10)
Treasury shares	(617)	(687)
Total basic weighted average common shares outstanding	20,073	15,403
Incremental shares from assumed:
Vesting of restricted stock awards	212	140
Total diluted weighted average common shares outstanding	20,285	15,543
Basic earnings per common share	$0.82	$0.11
Diluted earnings per common share	$0.81	$0.11

On December 13, 2024, the Company completed an underwritten public offering of 4,600,000 common shares at $25.00 per share.

For the three months ended March 31, 2025 and 2024, no average shares were excluded from the computation of diluted EPS because the effect would be antidilutive.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2025
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$281,907	$1,295	$5,425	$277,777
Federal Home Loan Mortgage Corporation	344,496	1,268	20,092	325,672
Government National Mortgage Association	215,666	284	21,591	194,359
Collateralized mortgage obligations:
Federal National Mortgage Association	14,303	128	1,194	13,237
Federal Home Loan Mortgage Corporation	29,086	307	2,449	26,944
Government National Mortgage Association	73,532	422	110	73,844
Privately issued	—	359	—	359
Total mortgage-backed securities	958,990	4,063	50,861	912,192
Other debt securities	14,645	156	1	14,800
Total available for sale securities	$973,635	$4,219	$50,862	$926,992
Securities held to maturity:
U.S. Government agency and government sponsored enterprises	$16,701	$—	$295	$16,406
State and political subdivisions	44,595	25	5,404	39,216
Mortgage-backed securities:
Federal National Mortgage Association	5,074	—	483	4,591
Federal Home Loan Mortgage Corporation	7,336	—	1,211	6,125
Government National Mortgage Association	17,959	—	1,878	16,081
Collateralized mortgage obligations:
Federal National Mortgage Association	7,882	—	542	7,340
Federal Home Loan Mortgage Corporation	10,662	—	578	10,084
Government National Mortgage Association	2,898	—	180	2,718
Total mortgage-backed securities	51,811	—	4,872	46,939
Total held to maturity securities	113,107	$25	$10,571	$102,561
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$113,105
December 31, 2024
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	287,416	1	9,447	277,970
Federal Home Loan Mortgage Corporation	350,495	206	25,355	325,346
Government National Mortgage Association	216,392	84	23,210	193,266
Collateralized mortgage obligations:
Federal National Mortgage Association	14,720	—	1,320	13,400
Federal Home Loan Mortgage Corporation	20,357	136	2,732	17,761
Government National Mortgage Association	74,677	3	404	74,276
Privately issued	—	365	—	365
Total mortgage-backed securities	964,057	795	62,468	902,384
Other debt securities	8,663	69	11	8,721
Total available for sale securities	$972,720	$864	$62,479	$911,105

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2024 (continued)
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$16,663	$—	$512	$16,151
State and political subdivisions	45,333	26	5,192	40,167
Mortgage-backed securities:
Federal National Mortgage Association	5,120	—	580	4,540
Federal Home Loan Mortgage Corporation	7,365	—	1,367	5,998
Government National Mortgage Association	18,410	—	2,217	16,193
Collateralized mortgage obligations:
Federal National Mortgage Association	8,777	—	658	8,119
Federal Home Loan Mortgage Corporation	11,309	—	727	10,582
Government National Mortgage Association	3,026	—	220	2,806
Total mortgage-backed securities	54,007	—	5,769	48,238
Total held to maturity securities	116,003	$26	$11,473	$104,556
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$116,001

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $3.3 million as of both March 31, 2025 and December 31, 2024. For held to maturity (“HTM”) debt securities, AIR totaled $645 thousand and $456 thousand as of March 31, 2025 and December 31, 2024, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three months ended March 31, 2025 and 2024, the provision for credit losses for HTM investment securities was less than $1 thousand in each period.

Investment securities with a total fair value of $971.4 million and $828.8 million at March 31, 2025 and December 31, 2024, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities available for sale for the three months ended March 31, 2025 and 2024.

On December 13, 2024, the Company completed a public, underwritten common stock offering, further discussed in Note 9, Shareholders’ Equity. A portion of the proceeds from the stock offering was used to fund losses on the sale of $653.5 million of available for sale securities for a pre-tax loss of $100.2 million and the Company used the net proceeds from the sale of the securities to purchase higher-yielding agency wrapped investments with a face value of $642.6 million in December 2024.

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2025 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$3	$3
Due from one to five years	12	12
Due after five years through ten years	38,404	38,682
Due after ten years	935,216	888,295
Total available for sale securities	$973,635	$926,992
Debt securities held to maturity:
Due in one year or less	$15,777	$15,760
Due from one to five years	21,531	20,826
Due after five years through ten years	25,659	22,971
Due after ten years	50,140	43,004
Total held to maturity securities	$113,107	$102,561

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2025
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$51,985	$70	$19,869	$5,355	$71,854	$5,425
Federal Home Loan Mortgage Corporation	—	—	76,514	20,092	76,514	20,092
Government National Mortgage Association	69,303	1,774	70,696	19,817	139,999	21,591
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	3,675	1,194	3,675	1,194
Federal Home Loan Mortgage Corporation	—	—	7,643	2,449	7,643	2,449
Government National Mortgage Association	14,058	110	—	—	14,058	110
Total mortgage-backed securities	135,346	1,954	178,397	48,907	313,743	50,861
Other debt securities	973	1	—	—	973	1
Total AFS debt securities with unrealized losses	$136,319	$1,955	$178,397	$48,907	$314,716	$50,862

December 31, 2024
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	258,197	3,525	19,732	5,922	277,929	9,447
Federal Home Loan Mortgage Corporation	228,956	2,941	75,647	22,414	304,603	25,355
Government National Mortgage Association	113,772	2,120	69,935	21,090	183,707	23,210
Collateralized mortgage obligations:
Federal National Mortgage Association	9,742	16	3,658	1,304	13,400	1,320
Federal Home Loan Mortgage Corporation	2,411	29	7,655	2,703	10,066	2,732
Government National Mortgage Association	64,493	404			64,493	404
Total mortgage-backed securities	677,571	9,035	176,627	53,433	854,198	62,468
Other debt securities	3,652	11	—	—	3,652	11
Total available for sale securities	681,223	9,046	176,627	53,433	857,850	62,479
Total AFS debt securities with unrealized losses	$681,223	$9,046	$176,627	$53,433	$857,850	$62,479

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

The total number of AFS securities’ positions in the investment portfolio in an unrealized loss position, for which an allowance for credit losses had not been recorded, was 46 at March 31, 2025 and 76 at December 31, 2024, respectively. At March 31, 2025, the Company had a position in 37 investment securities with a fair value of $178.4 million and a total unrealized loss of $48.9 million that had been in a continuous unrealized loss position for more than 12 months, and a total of 9 securities’ positions in the Company’s investment portfolio with a fair value of $136.3 million and a total unrealized loss of $2.0 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2024, the Company had a position in 37 investment securities with a fair value of $176.6 million and a total unrealized loss of $53.4 million that had been in a continuous unrealized loss position for more than 12 months, and a total of 39 securities’ positions in the Company’s investment portfolio with a fair value of $681.2 million and a total unrealized loss of $9.0 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of March 31, 2025 and December 31, 2024, no allowance for credit losses had been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company expects to recover the amortized cost basis of its investments and more than likely will not need to sell before the recovery period for operating purposes, with no impairment identified. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of March 31, 2025, $39.8 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $4.8 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2024, $41.9 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $3.4 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and no municipal bonds were rated below investment grade.

As of March 31, 2025 and December 31, 2024, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
March 31, 2025
Commercial business	$708,698	$403	$709,101
Commercial mortgage–construction	567,981	(1,622)	566,359
Commercial mortgage–multifamily	476,400	(533)	475,867
Commercial mortgage–non-owner occupied	900,843	(1,164)	899,679
Commercial mortgage–owner occupied	286,421	(30)	286,391
Residential real estate loans	633,750	10,233	643,983
Residential real estate lines	71,562	3,207	74,769
Consumer indirect	826,730	26,446	853,176
Other consumer	44,024	(71)	43,953
Total	$4,516,409	$36,869	4,553,278
Allowance for credit losses–loans			(48,964)
Total loans, net			$4,504,314
December 31, 2024
Commercial business	$664,846	$475	$665,321
Commercial mortgage–construction	584,296	(1,677)	582,619
Commercial mortgage–multifamily	471,499	(545)	470,954
Commercial mortgage–non-owner occupied	859,079	(1,092)	857,987
Commercial mortgage–owner occupied	288,042	(6)	288,036
Residential real estate loans	639,466	10,740	650,206
Residential real estate lines	72,308	3,244	75,552
Consumer indirect	819,116	26,656	845,772
Other consumer	42,827	(70)	42,757
Total	$4,441,479	$37,725	4,479,204
Allowance for credit losses–loans			(48,041)
Total loans, net			$4,431,163

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $387 thousand and $2.3 million as of March 31, 2025 and December 31, 2024, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $280.2 million and $280.8 million as of March 31, 2025 and December 31, 2024, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2025, and December 31, 2024, AIR for loans totaled $20.7 million and $19.9 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no specific allowance
March 31, 2025
Commercial business	$373	$199	$—	$572	$5,672	$702,454	$708,698	$356
Commercial mortgage–construction	2,329	—	—	2,329	19,684	545,968	567,981	19,460
Commercial mortgage–multifamily	219	—	—	219	—	476,181	476,400	—
Commercial mortgage–non-owner occupied	244	—	—	244	4,766	895,833	900,843	286
Commercial mortgage–owner occupied	—	—	—	—	349	286,072	286,421	349
Residential real estate loans	1,725	62	—	1,787	6,035	625,928	633,750	6,035
Residential real estate lines	96	85	—	181	316	71,065	71,562	316
Consumer indirect	5,257	1,662	—	6,919	2,917	816,894	826,730	2,917
Other consumer	289	149	36	474	243	43,307	44,024	243
Total loans, gross	$10,532	$2,157	$36	$12,725	$39,982	$4,463,702	$4,516,409	$29,962
December 31, 2024
Commercial business	$293	$9	$8	$310	$5,609	$658,927	$664,846	$427
Commercial mortgage–construction	-	2,285	-	2,285	20,280	561,731	584,296	19,460
Commercial mortgage–multifamily	-	-	-	-	-	471,499	471,499	-
Commercial mortgage–non-owner occupied	256	-	-	256	4,773	854,050	859,079	4,773
Commercial mortgage–owner occupied	-	-	-	-	354	287,688	288,042	354
Residential real estate loans	3,435	95	-	3,530	6,918	629,018	639,466	6,918
Residential real estate lines	370	47	-	417	253	71,638	72,308	253
Consumer indirect	12,734	2,219	-	14,953	3,157	801,006	819,116	3,157
Other consumer	109	135	35	279	19	42,529	42,827	19
Total loans, gross	$17,197	$4,790	$43	$22,030	$41,363	$4,378,086	$4,441,479	$35,361

There were $36 thousand and $35 thousand in consumer overdrafts which were past due greater than 90 days as of March 31, 2025 and December 31, 2024. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2025 and 2024. Estimated interest income of $204 thousand and $748 thousand for the three months ended March 31, 2025 and 2024, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted as of March 31, 2025 (in thousands):

	Term Extension
	Amortized Cost Basis	% of Total Loans
Loan Type
Commercial business	$—	0.0%
Commercial mortgage–construction	—	0.0%
Commercial mortgage–multifamily	—	0.0%
Commercial mortgage–non-owner occupied	—	0.0%
Commercial mortgage–owner occupied	—	0.0%
Residential real estate loans	2,069	0.1%
Residential real estate lines	—	0.0%
Consumer indirect	—	0.0%
Other consumer	—	0.0%
Total	$2,069	0.1%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.0 years to the life of the loan, which reduced the monthly payment amount for the borrower.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the three months ended March 31, 2025 (in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Commercial business	$—	$—	$—
Commercial mortgage–construction	—	—	—
Commercial mortgage–multifamily	—	—	—
Commercial mortgage–non-owner occupied	—	—	—
Commercial mortgage–owner occupied	—	—	—
Residential real estate loans	1,131	220	718
Residential real estate lines	—	—	—
Consumer indirect	—	—	—
Other consumer	—	—	—
Total	$1,131	$220	$718

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured when a borrower is experiencing financial difficulty, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of March 31, 2025 and December 31, 2024 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve

March 31, 2025
Commercial business	$5,995	$9,000	$14,995	$2,188
Commercial mortgage–construction	—	15,684	15,684	224
Commercial mortgage–multifamily	—	—	—	—
Commercial mortgage–non-owner occupied	—	17,759	17,759	1,259
Commercial mortgage–owner occupied	—	702	702	—
Total	$5,995	$43,145	$49,140	$3,671

December 31, 2024
Commercial business	$5,860	$5,000	$10,860	$2,073
Commercial mortgage–construction	—	29,792	29,792	820
Commercial mortgage–multifamily	—	—	—	—
Commercial mortgage–non-owner occupied	—	17,767	17,767	—
Commercial mortgage–owner occupied	—	720	720	—
Total	$5,860	$53,279	$59,139	$2,893

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

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Due to the high probability of loss, non-accrual accounting is required for all assets listed as doubtful.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2025
Commercial business:
Uncriticized	$41,526	$114,920	$94,666	$59,338	$42,342	$38,381	$285,253	$—	$676,426
Special mention	10	2,218	4,922	277	49	1,574	8,926	—	17,976
Substandard	—	161	844	17	17	173	7,872	—	9,084
Doubtful	—	—	—	5,040	21	172	382	—	5,615
Total	$41,536	$117,299	$100,432	$64,672	$42,429	$40,300	$302,433	$—	$709,101
Current period gross write-offs	$—	$—	$—	$—	$14	$125	$—	$—	$139

Commercial mortgage–construction
Uncriticized	$5,782	$60,520	$190,361	$281,659	$—	$6,023	$—	$—	$544,345
Special mention	—	—	—	—	2,330	—	—	—	2,330
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	224	—	19,460	—	—	—	19,684
Total	$5,782	$60,520	$190,585	$281,659	$21,790	$6,023	$—	$—	$566,359
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–multifamily
Uncriticized	$5,980	$27,096	$105,706	$49,177	$142,693	$127,014	$—	$—	$457,666
Special mention	—	—	—	4,321	—	12,990	—	—	17,311
Substandard	—	—	—	—	—	890	—	—	890
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,980	$27,096	$105,706	$53,498	$142,693	$140,894	$—	$—	$475,867
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–non-owner occupied
Uncriticized	$44,766	$84,099	$66,078	$250,161	$98,249	$325,955	$—	$—	$869,308
Special mention	—	—	—	—	4,655	7,750	—	—	12,405
Substandard	—	—	12,994	—	206	—	—	—	13,200
Doubtful	—	—	—	286	—	4,480	—	—	4,766
Total	$44,766	$84,099	$79,072	$250,447	$103,110	$338,185	$—	$—	$899,679
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–owner occupied
Uncriticized	$837	$68,016	$40,585	$47,957	$33,607	$92,262	$—	$—	$283,264
Special mention	—	—	—	448	—	1,211	—	—	1,659
Substandard	—	—	—	219	—	900	—	—	1,119
Doubtful	—	—	—	—	—	349	—	—	349
Total	$837	$68,016	$40,585	$48,624	$33,607	$94,722	$—	$—	$286,391
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2025
Residential real estate loans:
Performing	$7,278	$55,394	$109,236	$74,207	$72,467	$319,366	$—	$—	$637,948
Nonperforming	—	—	456	440	1,265	3,874	—	—	6,035
Total	$7,278	$55,394	$109,692	$74,647	$73,732	$323,240	$—	$—	$643,983
Current period gross write-offs	$—	$—	$—	$—	$49	$16	$—	$—	$65

Residential real estate lines:
Performing	$—	$—	$—	$—	$—	$—	$70,401	$4,052	$74,453
Nonperforming	—	—	—	—	—	—	139	177	316
Total	$—	$—	$—	$—	$—	$—	$70,540	$4,229	$74,769
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer indirect:
Performing	$91,991	$203,478	$168,101	$210,863	$129,711	$46,115	$—	$—	$850,259
Nonperforming	—	282	757	713	762	403	—	—	2,917
Total	$91,991	$203,760	$168,858	$211,576	$130,473	$46,518	$—	$—	$853,176
Current period gross write-offs	$—	$534	$971	$1,887	$957	$479	$—	$—	$4,828

Other consumer:
Performing	$4,842	$6,389	$26,678	$2,006	$591	$387	$2,781	$—	$43,674
Nonperforming	—	7	225	—	—	2	45	—	279
Total	$4,842	$6,396	$26,903	$2,006	$591	$389	$2,826	$—	$43,953
Current period gross write-offs	$—	$106	$73	$13	$6	$5	$9	$—	$212

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Allowance for Credit Losses–Loans

The following table sets forth the changes in the allowance for credit losses – loans for the three months ended March 31, 2025 and 2024 (in thousands):

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
Three months ended March 31, 2025
Allowance for credit losses–loans:
Beginning balance	$8,665	$6,824	$3,458	$7,330	$4,183	$3,596	$793	$12,705	$487	$48,041
Charge-offs	(139)	—	—	—	—	(65)	—	(4,828)	(212)	(5,244)
Recoveries	82	—	—	1	1	24	—	2,679	88	2,875
(Benefit) provision	(987)	(1,512)	652	2,378	(171)	1,307	156	1,242	227	3,292
Ending balance	$7,621	$5,312	$4,110	$9,709	$4,013	$4,862	$949	$11,798	$590	$48,964

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
Three months ended March 31, 2024
Allowance for credit losses–loans:
Beginning balance	$13,102	$3,710	$4,009	$6,074	$2,065	$5,286	$764	$14,099	$1,973	$51,082
Charge-offs	(17)	—	—	—	—	(8)	—	(6,217)	(269)	(6,511)
Recoveries	54	—	—	1	—	4	—	3,244	87	3,390
Provision	(148)	(117)	(850)	(529)	(250)	(652)	30	(1,272)	(1,098)	(4,886)
Ending balance	$12,991	$3,593	$3,159	$5,546	$1,815	$4,630	$794	$9,854	$693	$43,075

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

Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, potentially resulting in higher losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral securing the loan. Economic events, inflation or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties, influencing the ability of the tenants to pay rent on these properties. The Company further disaggregated the commercial mortgage loans into the following categories: construction, multifamily, non-owner occupied, and owner occupied based on the risk characteristics of the loans and the Company’s methodology for monitoring and assessing credit risk.

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		March 31,	December 31,
	Balance Sheet Location	2025	2024
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$39,609	$39,343
Accumulated amortization	Other assets	(9,402)	(8,974)
Net book value		$30,207	$30,369

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$32,632	$32,763

The weighted average remaining lease term for operating leases was 19.6 years at March 31, 2025 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.93%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs and other lease information:

	Three months ended March 31,
	2025	2024
Lease costs:
Operating lease costs	$777	$774
Variable lease costs (1)	127	106
Sublease income	(34)	(30)
Net lease costs	$870	$850

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$756	$754
Right of use assets obtained in exchange for new operating lease liabilities	$311	$328

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LEASES (Continued)

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at March 31, 2025 (in thousands):

Twelve months ended March 31,
2025	$2,230
2026	2,844
2027	2,817
2028	2,533
2029	2,231
Thereafter	35,106
Total future minimum operating lease payments	47,761
Amounts representing interest	(15,129)
Present value of net future minimum operating lease payments	$32,632

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual goodwill impairment test as of October 1st. The Company did not identify an indication of goodwill impairment for any of its reporting units during the quarter ended March 31, 2025.

The carrying amount of goodwill totaled $58.1 million as of March 31, 2025 and December 31, 2024.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,042)	(2,042)
Net book value	$—	$—

Other intangibles:
Gross carrying amount	$7,243	$7,243
Accumulated amortization	(4,713)	(4,606)
Net book value	$2,530	$2,637

Amortization expense for total other intangible assets was $107 thousand for the three months ended March 31, 2025 and $217 thousand for the three months ended March 31, 2024. The weighted average remaining amortization period for other intangibles was 12.0 years.

As of March 31, 2025, the estimated amortization expense of other intangible assets for the remainder of 2025 and each of the next five years is as follows (in thousands):

2025 (remainder of year)	$308
2026	379
2027	343
2028	308
2029	272
2030	236
Thereafter	684
Total	$2,530

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of the dates indicated are as follows (in thousands):

	March 31,	December 31,
	2025	2024
Other Assets:
Tax credit investments	$68,991	$71,861
Net deferred tax asset	56,747	60,885
Derivative instruments	37,723	46,133
Operating lease right of use assets	30,207	30,369
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	18,622	18,261
Accrued interest receivable	24,778	23,748
Other	48,556	50,454
Total other assets	$285,624	$301,711

Other Liabilities:
Collateral on derivative instruments	$37,200	$45,960
Derivative instruments	33,924	41,410
Operating lease right of use obligations	32,632	32,763
Accrued interest expense	27,916	25,856
Other	66,065	73,539
Total other liabilities	$197,737	$219,528

Included in Other Liabilities–Other as of both March 31, 2025 and December 31, 2024 is a $23.0 million accrual for a contingent litigation liability. Refer to Note 13, Commitments and Contingencies, for more information related to this legal proceeding.

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

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows at March 31, 2025 (dollars in thousands):

Effective Date	Expiration Date	Notional Amount	Pay Fixed Rate
4/11/2022	4/11/2027	$50,000	0.787%
1/24/2023	1/24/2026	$30,000	3.669%
5/5/2023	5/5/2026	$25,000	3.4615%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $1.4 million in accumulated other comprehensive loss related to derivatives will be reclassified as an increase to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of March 31, 2025 and December 31, 2024 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount			Fair value			Fair value
	March 31, 2025	December 31, 2024	Balance Sheet Line Item	March 31, 2025	December 31, 2024	Balance Sheet Line Item	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Cash flow hedges	$105,000	$105,000	Other assets	$3,755	$4,693	Other liabilities	$—	$—
Total derivatives	$105,000	$105,000		$3,755	$4,693		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	$1,207,743	$1,123,909	Other assets	$33,843	$41,318	Other liabilities	$33,844	$41,319
Credit contracts	108,458	84,845	Other assets	—	—	Other liabilities	—	—
Mortgage banking	13,711	12,770	Other assets	125	122	Other liabilities	80	91
Total derivatives	$1,329,912	$1,221,524		$33,968	$41,440		$33,924	$41,410

(1)
The Company was holding collateral of $37.2 million and $46.0 million against its net obligations under these contracts at March 31, 2025 and December 31, 2024, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2025 and 2024 (in thousands):

		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended March 31,
Undesignated derivatives	recognized in income	2025	2024
Interest rate swaps	Income from derivative instruments, net	$121	$1
Credit contracts	Income from derivative instruments, net	115	5
Mortgage banking	Income from derivative instruments, net	14	168
Total undesignated		$250	$174

(9.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three months ended March 31, 2025 and 2024:

	Outstanding	Treasury	Issued
2025
Shares at December 31, 2024	20,076,572	622,984	20,699,556
Restricted stock awards issued	667	(667)	—
Stock awards	654	(654)	—
Restricted stock units released	50,270	(50,270)	—
Treasury stock purchases	(18,451)	18,451	—
Shares at March 31, 2025	20,109,712	589,844	20,699,556
2024
Shares at December 31, 2023	15,407,406	692,150	16,099,556
Restricted stock units released	60,989	(60,989)	—
Treasury stock purchases	(21,446)	21,446	—
Shares at March 31, 2024	15,446,949	652,607	16,099,556

Common Stock Offering

On December 13, 2024, the Company completed a public, underwritten offering of 4,600,000 shares of common stock at $25.00 per share, which included 600,000 as a result of the underwriters’ exercise of their overallotment option. The Company received net proceeds of $108.6 million after deducting underwriting discounts and commissions and other offering expenses from the sale of its common stock.

Share Repurchase Programs

In June 2022, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 766,447 shares of common stock (the “2022 Share Repurchase Program”). Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. As of March 31, 2025, no shares have been repurchased under the 2022 Share Repurchase Program.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the components of other comprehensive (loss) income for the three months ended March 31, 2025 and 2024 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2025
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$14,972	$3,836	$11,136
Reclassification adjustment for net gains included in net income (1)	12	3	9
Total securities available for sale and transferred securities	14,984	3,839	11,145
Hedging derivative instruments:
Change in unrealized gain during the period	(860)	(220)	(640)
Pension obligations:
Amortization of prior service credit included in income	(134)	(34)	(100)
Amortization of net actuarial loss included in income	274	70	204
Total pension obligations	140	36	104
Other comprehensive income	$14,264	$3,655	$10,609

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive (Loss) Income
March 31, 2025
Balance at beginning of period	$3,085	$(45,935)	$(9,754)	$(52,604)
Other comprehensive (loss) income before reclassifications	(640)	11,136	—	10,496
Amounts reclassified from accumulated other comprehensive income	—	9	104	113
Net current period other comprehensive (loss) income	(640)	11,145	104	10,609
Balance at end of period	$2,445	$(34,790)	$(9,650)	$(41,995)
March 31, 2024
Balance at beginning of period	$3,911	$(111,906)	$(11,946)	$(119,941)
Other comprehensive income (loss) before reclassifications	675	(7,174)	—	(6,499)
Amounts reclassified from accumulated other comprehensive income	—	10	166	176
Net current period other comprehensive income (loss)	675	(7,164)	166	(6,323)
Balance at end of period	$4,586	$(119,070)	$(11,780)	$(126,264)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2025 and 2024 (in thousands):

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statement of Operations
	Three months ended March 31,
	2025	2024
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	$(12)	$(14)	Interest income
	(12)	(14)	Total before tax
	3	4	Income tax expense
	(9)	(10)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	134	134	Salaries and employee benefits
Net actuarial losses (1)	(274)	(358)	Salaries and employee benefits
	(140)	(224)	Total before tax
	36	58	Income tax benefit
	(104)	(166)	Net of tax
Total reclassified for the period	$(113)	$(176)

(1) These items are included in the computation of net periodic pension expense. See Note 12, Employee Benefit Plans, for additional information.

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

The Company granted restricted stock awards (“RSAs”), restricted stock unit award (“RSUs”), and performance-based restricted stock units (“PSUs”) during the three months ended March 31, 2025 as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
RSAs	667	$17.49
RSUs	196,291	$23.43
PSUs	42,232	$23.27

The grant date for the RSAs granted during the three months ended March 31, 2025 was equal to the closing market price of our common stock on the day of the 2024 annual shareholder meeting. The grant-date fair value for the RSUs and PSUs granted during the three months ended March 31, 2025 was equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

Fifty percent of the RSAs granted during the three months ended March 31, 2025 vested on the grant date. The remaining RSAs will vest the day before the Company’s next annual meeting. The RSUs and PSUs granted during the three months ended March 31, 2025 will generally vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.

The Company amortizes the expense related to share-based compensation awards over the vesting period. Share-based compensation expense is recorded as a component of salaries and employee benefits in the consolidated statements of operations for awards granted to management and as a component of other noninterest expense for awards granted to directors. The share-based compensation expense included in the consolidated statements of operations, is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Salaries and employee benefits	$453	$528
Other noninterest expense	53	41
Total share-based compensation expense	$506	$569

Income tax benefit realized for compensation costs	$338	$286

At March 31, 2025, there was $7.4 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.6 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) EMPLOYEE BENEFIT PLANS

The Company participates in a non-contributory defined benefit pension plan for certain employees who meet participation requirements. The components of the Company’s net periodic benefit expense for its pension obligations were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Service cost	$422	$491
Interest cost on projected benefit obligation	888	861
Expected return on plan assets	(849)	(1,005)
Amortization of unrecognized prior service credit	(134)	(134)
Amortization of unrecognized net actuarial loss	274	358
Net periodic benefit expense	$601	$571

The net periodic benefit expense is recorded as a component of salaries and employee benefits in the consolidated statements of operations The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of the Internal Revenue Code. The Company has no minimum required contribution for the 2025 fiscal year.

(13.) COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

The Company has financial instruments with off-balance sheet risk established in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk extending beyond the amounts recognized in the financial statements.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is essentially the same as that involved with extending loans to customers. The Company uses the same credit underwriting policies in making commitments and conditional obligations as for on-balance sheet instruments.

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Commitments to extend credit	$1,341,599	$1,273,646
Standby letters of credit	15,140	14,559

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

Unfunded Commitments

At March 31, 2025 and December 31, 2024, the allowance for credit losses for unfunded commitments totaled $3.7 million and $4.1 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. The credit loss (benefit) for unfunded commitments was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Credit loss (benefit) for unfunded commitments	$(364)	$(570)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) COMMITMENTS AND CONTINGENCIES (continued)

Contingent Liabilities and Litigation

On March 7, 2025, following a mediation held on February 28, 2025, the Company entered into a Settlement Agreement (“the Settlement Agreement”) with plaintiffs in the previously disclosed class action lawsuit to which the Company and the Bank are parties, brought by borrowers in New York and Pennsylvania in Pennsylvania state court regarding notices the Bank sent to defaulting borrowers after their vehicles were repossessed, which were alleged to have not fully complied with the relevant portions of the Uniform Commercial Code in both states. As part of the Settlement Agreement, which is subject to court approval, the Company agreed to making a cash payment in the amount of $29.5 million in full resolution of the matter. The Company does not anticipate that additional amounts will be accrued for this matter in 2025 or other future periods. The Company determined that the March 7, 2025 event met the definition of a recognized subsequent event in accordance with ASC Topic 855, Subsequent Events, at the December 31, 2024 balance sheet date, and has therefore recorded a $23.0 million pre-tax litigation accrual, which reflects the agreed upon settlement less approximately $6.5 million of available related insurance proceeds, in the Company’s December 31, 2024 consolidated financial statements. The settlement resulted in an after-tax loss of approximately $17.1 million in 2024.

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

Collateral dependent loans: Fair value of collateral dependent loans with specific allocations of the allowance for credit losses – loans are measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and collateral value is determined based on appraisals performed by qualified licensed appraisers hired by the Company. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2025
Measured on a recurring basis:
Securities available for sale:
U.S. Government agency and government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities	—	912,193	—	912,193
Other assets:
Other debt securities	—	14,799	—	14,799
Hedging derivative instruments	—	3,755	—	3,755
Other liabilities:
Hedging derivative instruments	—	—	—	—
Fair value adjusted through comprehensive income	$—	$930,747	$—	$930,747
Other assets:
Derivative instruments – interest rate swaps	—	33,843	—	33,843
Derivative instruments – mortgage banking	—	125	—	125
Other liabilities:
Derivative instruments – interest rate swaps	—	(33,844)	—	(33,844)
Derivative instruments – mortgage banking	—	(80)	—	(80)
Fair value adjusted through net income	$—	$44	$—	$44
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$387	$—	$387
Collateral dependent loans	—	—	46,729	46,729
Other assets:
Long-lived assets held for sale	—	—	528	528
Loan servicing rights	—	—	1,555	1,555
Other real estate owned	—	—	196	196
Total	$—	$387	$49,008	$49,395

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2025. There were no liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2025.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024
Measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities	$—	$902,384	$—	$902,384
Other debt securities	—	8,721	—	8,721
Other assets:
Hedging derivative instruments	—	4,693	—	4,693
Fair value adjusted through comprehensive income	$—	$915,798	$—	$915,798
Other assets:
Derivative instruments–interest rate products	$—	$41,318	$—	$41,318
Derivative instruments–mortgage banking	—	122	—	122
Other liabilities:
Derivative instruments–interest rate products	—	(41,319)	—	(41,319)
Derivative instruments–mortgage banking	—	(91)	—	(91)
Fair value adjusted through net income	$—	$30	$—	$30
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,280	$—	$2,280
Collateral dependent loans	—	—	56,246	56,246
Other assets:
Long-lived assets held for sale	—	—	596	596
Loan servicing rights	—	—	1,597	1,597
Other real estate owned	—	—	60	60
Total	$—	$2,280	$58,499	$60,779

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2025 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$46,729	Appraisal of collateral (1)	Appraisal adjustments (2)	30.9% (3) / 0 - 77.36%
Loan servicing rights	$1,555	Discounted cash flow	Discount rate	10.4% (3)
			Constant prepayment rate	12.5% (3)
Long-lived assets held for sale	$528	Appraisal of collateral (1)	Appraisal adjustments (2)	27.9%
Other real estate owned	$196	Appraisal of collateral (1)	Appraisal adjustments (2)	39.0 - 47.7%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended March 31, 2025 and 2024.

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

	Level in Fair Value Measurement Hierarchy	March 31, 2025		December 31, 2024
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$167,352	$167,352	$87,321	$87,321
Securities available for sale	Level 2	926,992	926,992	911,105	911,105
Securities held to maturity, net	Level 2	113,105	102,561	116,001	104,556
Loans held for sale	Level 2	387	387	2,280	2,280
Loans	Level 2	4,457,585	4,356,949	4,374,917	4,277,167
Loans (1)	Level 3	46,729	46,729	56,246	56,246
Long-lived assets held for sale	Level 3	528	528	596	596
Accrued interest receivable	Level 1	24,778	24,778	23,748	23,748
Derivative instruments–cash flow hedges	Level 2	3,755	3,755	4,693	4,693
Derivative instruments–interest rate products	Level 2	33,843	33,843	41,318	41,318
Derivative instruments–mortgage banking	Level 2	125	125	122	122
FHLB and FRB stock	Level 2	18,622	18,622	18,261	18,261
Financial liabilities:
Non-maturity deposits	Level 1	3,751,980	3,752,041	3,559,559	3,559,559
Time deposits	Level 2	1,620,930	1,617,219	1,545,172	1,541,013
Short-term borrowings	Level 1	55,000	55,000	99,000	99,000
Long-term borrowings	Level 2	124,917	128,481	124,842	127,402
Accrued interest payable	Level 1	27,916	27,916	25,856	25,856
Derivative instruments–cash flow hedges	Level 2	—	—	—	—
Derivative instruments–interest rate products	Level 2	33,844	33,844	41,319	41,319
Derivative instruments–mortgage banking	Level 2	80	80	91	91

(1) Comprised of collateral dependent loans.

(15.) SEGMENT REPORTING

The Company’s Executive Management Team, which consists of the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Commercial Banking Officer, Chief Consumer Banking Officer, Chief Risk Officer, Chief Human Resource Officer, and Chief Marketing Officer, has been designated as its Chief Operating Decision Maker (“CODM”). The CODM determined the Company has one reportable segment, Banking, based upon information provided about the Company’s products and services offered. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products and services, and customers are similar. The CODM evaluates the financial performance of the Company’s business components by evaluating revenue streams, significant expenses, and budget to actual results when assessing the Company’s segment and in the determination of allocating resources. The CODM has determined that net income is the reportable measure of segment profit or loss that is regularly reviewed and used to allocate resources and assess performance. Loans and investments provide the interest income in the banking operation, while deposits and borrowings account for the interest expense. The CODM also considers provisions for credit losses a significant expense in the banking operation. All operations are domestic.

Segment performance is evaluated using net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.) SEGMENT REPORTING (Continued)

The following table presents balance sheet information of the Company’s segment as of periods indicated (in thousands).

	March 31, 2025	December 31, 2024
Segment assets
Goodwill	$48,536	$48,536
Total segment assets	$6,303,092	$6,080,731
Reconciliation of consolidated total assets
Goodwill - Courier Capital	9,585	9,585
Intangible assets, net - Courier Capital	2,530	2,637
Other assets	25,285	24,735
Elimination of intercompany receivables	—	(603)
Consolidated total assets	$6,340,492	$6,117,085

The following table presents information regarding the Company’s segment for the periods indicated (in thousands).

	Three months ended March 31,
	2025	2024
Interest income	$81,051	$78,413
Interest expense	33,126	37,271
Segment net interest income	47,925	41,142
Noninterest income	7,770	6,496
Segment noninterest expense	30,475	49,717
Income (loss) before provision for credit losses and income taxes	25,220	(2,079)
(Provision) benefit for credit losses	(2,928)	5,456
Income before income taxes	22,292	3,377
Income tax expense	(4,040)	(456)
Segment net income	$18,252	$2,921

Reconciliation of consolidated net interest income:
Interest expense (1)	1,061	1,060
Consolidated net interest income	46,864	40,082

Reconciliation of consolidated net income:
Insurance income (2)	—	2,130
Investment advisory income (3)	2,705	2,474
Other fees and income	(102)	(199)
Other noninterest expense	(3,210)	(4,296)
Income before income tax benefit	16,584	1,970
Income tax benefit	294	100
Consolidated net income	$16,878	$2,070

(1) Interest expense represents interest on the subordinated notes, held at the Parent.

(2) Insurance income represents income from our former subsidiary, SDN, which was sold on April 1, 2024.

(3) Investment advisory income represents income from our subsidiary Courier Capital.

(16.) SUBSEQUENT EVENT

In April 2025, the Company called $10.0 million of its $40.0 million of fixed-to-floating subordinated debt that was originally issued in April 2015. These notes initially bore interest at a fixed rate of 6.00% and were scheduled to reprice at a rate equal to the then-current three-month term SOFR plus 4.20561% after the April 2025 call date.

MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those presented, either expressed or implied, in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

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
•
Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act, and Office of Foreign Asset Control sanction requirements, amount other laws and regulations, could subject us to fines, sanctions, or other negative actions;
•
We are subject to the Community Reinvestment Act (the “CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties;
•
We are subject to additional various state and federal laws and regulations, and failure to comply with these laws and regulations could subject us to fines, sanctions, or other negative actions;
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected. See also Item 1A, Risk Factors, in the Annual Report on Form 10-K for the year ended December 31, 2024. Except as required by law, we do not undertake and specifically disclaim any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

We prioritize customer acquisition through cost-effective, high-demand digital, virtual and physical channels, while maintaining a community bank distinctiveness relative to larger banks and digital-only neobanks. We leverage the retail branch network and customer contact center to build trust and credibility, provide personal financial education and advice, offer convenience, and bridge digital and physical channels. Our enhanced digital capabilities complement a continued focus on a consistent customer experience and engagement across physical and virtual channels, including using branches to create deeper engagement and relationships with customers, balancing customer engagement with efficiency opportunities (e.g., framing outreach to the customer contact center to teach customers how to use digital channels, in addition to addressing the reason for the call), and maintaining and expanding our customer reach digitally, physically or virtually. By employing digital channels across our current products and services, we deepen existing relationships and enter new geographies or market segments that would otherwise be prohibitively expensive targets using traditional approaches. Deepening our existing digital capabilities allows us to capitalize on a shift in customer preferences away from physical branches. On September 16, 2024, we announced our intent to begin an orderly wind down of our BaaS offerings, following a careful review by the Company’s executive management and Board of Directors undertaken in conjunction with its annual strategic planning process. We continue to expect the majority of remaining BaaS-related deposits to flow out by mid-2025.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

EXECUTIVE OVERVIEW

Recent Events

In April 2025, the Company called $10.0 million of its $40.0 million of fixed-to-floating subordinated debt that was originally issued in April 2015. These notes initially bore interest at a fixed rate of 6.00% and were scheduled to reprice at a rate equal to the then-current three-month term SOFR plus 4.20561% after the April 2025 call date. The Company currently expects to retain the remaining $30.0 million of April 2015 notes, as well as the separate $35.0 million of fixed-to-floating rate subordinated notes that were issued in October 2020, which currently bear interest at a fixed rate of 4.375%, and are set to reprice at a rate of the then-current three-month term SOFR plus 4.265% beginning in October 2025. The April 2015 notes are callable on a quarterly basis going forward and the October 2020 notes become callable beginning in October 2025. The Company will continue to evaluate options relative to the subordinated debt, which may include redemption in part or in full, as well as replacing or refinancing the facilities.

Settlement of Auto Lending Litigation

On March 7, 2025, following a mediation held on February 28, 2025, the Company entered into a Settlement Agreement (“the Settlement Agreement ”) with plaintiffs in the previously disclosed class action lawsuit to which the Company and the Bank are parties, brought by borrowers in New York and Pennsylvania in Pennsylvania state court regarding notices the Bank sent to defaulting borrowers after their vehicles were repossessed, which were alleged to have not fully complied with the relevant portions of the Uniform Commercial Code in both states. As part of the Settlement Agreement, which is subject to court approval, we agreed to making a cash payment in the amount of $29.5 million in full resolution of the matter. We do not anticipate that additional amounts will be accrued for this matter in 2025 or other future periods. The Company determined that the March 7, 2025 event met the definition of a recognized subsequent event in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, at the December 31, 2024 balance sheet date, and has therefore recorded a $23.0 million pre-tax litigation accrual, which reflects the agreed upon settlement less approximately $6.5 million of available related insurance proceeds, in the Company’s December 31, 2024 consolidated financial statements. The settlement resulted in an after-tax loss of approximately $17.1 million in 2024.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary of 2025 First Quarter Results

Net income increased $14.8 million to $16.9 million for the first quarter of 2025 compared to $2.1 million for the first quarter of 2024. Net income available to common shareholders for the first quarter of 2025 was $16.5 million, or $0.81 per diluted share, compared with $1.7 million, or $0.11 per diluted share, for the first quarter of 2024. Return on average common equity was 11.82% and return on average assets was 1.10% for the first quarter of 2025 compared to 1.83% and 0.13%, respectively, for the first quarter of 2024. First quarter 2024 results were negatively impacted by the previously disclosed deposit-related fraud event, for which we recorded an $18.4 million pre-tax loss in deposit-related charged-off items, and $660 thousand of related legal fees in professional services expenses.

Net interest income totaled $46.9 million in the first quarter of 2025, an increase of $6.8 million compared to $40.1 million in the first quarter of 2024. Average interest-earning assets for the first quarter of 2025 were $153.6 million lower than the first quarter of 2024 due to a $97.3 million decrease in average investment securities, and a $86.3 million decrease in the average balance of Federal Reserve interest-earning cash, partially offset by a $30.0 million increase in average loans. Average interest-bearing liabilities for the first quarter of 2025 were $108.0 million lower than the first quarter of 2024 due to a $105.3 million decrease in average savings and money market account deposits, an $84.2 million decrease in average borrowings, and a $4.3 million decrease in average interest-bearing demand deposits, partially offset by an $85.9 million increase in average time deposits.

Net interest margin was 3.35% for the first quarter of 2025 compared to 2.78% in the first quarter of 2024, primarily due to an increase in the average yield on investment securities, following the previously disclosed restructuring of the available-for-sale securities portfolio in December 2024, which supported an increase in the average yield on interest-earnings assets, while funding costs were reduced, in part reflecting deposit repricing.

The provision for credit losses was $2.9 million in the first quarter of 2025 compared to a benefit for credit losses of $5.5 million in the first quarter of 2024. The provision for credit losses for the first quarter of 2025 was primarily driven by a combination of factors, including the impact of loan growth and an increase in specific reserves, partially offset by modest improvement in forecasted losses and qualitative factors, primarily reflecting a reduction in consumer indirect delinquencies. Net charge-offs during the recent quarter were $2.4 million, representing 0.21% of average loans on an annualized basis, compared to $3.1 million, or an annualized 0.28% of average loans, in the first quarter of 2024. See the “Allowance for Credit Losses–Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision for credit losses and net charge-offs.

Noninterest income totaled $10.4 million in the first quarter of 2025, compared to $10.9 million in the first quarter of 2024. The sale of the assets of our insurance subsidiary in April 2024 resulted in a decrease in insurance income of $2.1 million compared to the first quarter of 2024. Partially offsetting this decrease were increases of $1.5 million in company owned life insurance income as a result of a surrender and redeploy strategy executed in January 2025.

Noninterest expense totaled $33.7 million in the first quarter of 2025, compared to $54.0 million in the first quarter of 2024. The decrease in noninterest expense for the first quarter of 2025 was primarily attributable to the previously disclosed deposit-related fraud event in March 2024, in which we recorded an $18.4 million pre-tax loss in deposit-related charged-off items, and $660 thousand of related legal fees in professional services expenses, coupled with a $442 thousand decrease in salaries and employee benefits expense primarily due to a decrease in headcount as a result of our insurance subsidiary asset sale.

The regulatory Tier 1 Capital Ratio was 10.71% and 10.87%, respectively, and Total Risk-Based Capital Ratio was 13.09% and 13.25%, respectively, at March 31, 2025 and December 31, 2024. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising approximately 82% and 79% of revenue during the three months ended March 31, 2025 and 2024, respectively. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

We use interest rate spread and net interest margin to measure and explain changes in net interest income. Interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average interest earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (“net free funds”), principally noninterest-bearing demand deposits and shareholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt investment securities is computed on a taxable equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reconciles interest income per the consolidated statements of operations to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2025	2024
Interest income per consolidated statements of operations	$81,051	$78,413
Adjustment to fully taxable equivalent basis	58	86
Interest income adjusted to a fully taxable equivalent basis	81,109	78,499
Interest expense per consolidated statements of operations	34,187	38,331
Net interest income on a taxable equivalent basis	$46,922	$40,168

Analysis of Net Interest Income for the Three Months Ended March 31, 2025 and 2024

Net interest income on a taxable equivalent basis for the three months ended March 31, 2025, was $46.9 million, an increase of $6.8 million versus the comparable quarter last year of $40.2 million. Our net interest margin for the first quarter of 2025 was 3.35%, 57-basis points higher than 2.78% for the same period in 2024. The increase in net interest income and net interest margin was primarily due to an increase in the average yield on investment securities, following the previously disclosed restructuring of the available-for-sale portfolio in December 2024, which supported an increase in the average yield on interest-earnings assets, while funding costs were reduced, reflecting deposit repricing due in part to the federal funds interest rate cuts totaling 100-basis points that occurred in September 2024 through December 2024.

For the first quarter of 2025, the average yield on average interest earning assets of 5.80% was 37-basis points higher than the first quarter of 2024 of 5.43% primarily due to an increase in the average yield on investment securities, following the previously disclosed restructuring of the available-for-sale securities portfolio in December 2024, partially offset by a decrease in market interest rates due to the federal funds interest rate cuts that occurred in the latter part of 2024 as previously mentioned. Average loan yields decreased 13-basis points during the first quarter of 2025 to 6.20% from 6.33% for the first quarter of 2024, and the average yield on investment securities increased 216-basis points during the first quarter of 2025 to 4.25% from 2.09% for the first quarter of 2024.

Average interest-earning assets were $5.65 billion for the first quarter of 2025 compared to $5.80 billion for the first quarter of 2024, a decrease of $153.6 million, or 3%, from the comparable quarter last year, with a decrease in average investment securities of $97.3 million from $1.18 billion for the first quarter of 2024 to $1.09 billion for the first quarter of 2025, and an $86.3 million decrease in average Federal Reserve interest-earning cash, partially offset by an increase in average loans of $30.0 million from $4.46 billion for the first quarter of 2024 to $4.49 billion for the first quarter of 2025. Average loans comprised 80% of average interest-earning assets during the first quarter of 2025 compared to 77% during the first quarter of 2024. The increase in average loans was primarily due to organic growth in commercial mortgages. Average investment securities represented 19% of average interest-earning assets during the first quarter of 2025 compared to 20% during the first quarter of 2024. Overall, the average interest rate changes increased interest income by $3.7 million and volume variance decreased interest income by $1.1 million during the first quarter of 2025, which collectively drove a $2.6 million increase in total interest income during the first quarter of 2025, as compared to the prior year quarter.

For the first quarter of 2025, the average cost of average interest-bearing liabilities of 3.07% was 27-basis points lower than the first quarter of 2024. The average cost of interest-bearing deposits of 3.04% was 25-basis points lower than the first quarter of 2024. The average cost of total borrowings decreased 37-basis points to 3.71% in the first quarter of 2025, compared to 4.08% in the first quarter of 2024. The reduction in the cost of interest-bearing liabilities was primarily driven by the repricing of deposits and borrowings at lower rates given the federal funds interest rate cuts that occurred in the latter part of 2024 as previously mentioned.

Average interest-bearing liabilities were $4.51 billion for the first quarter of 2025, compared to $4.61 billion for the first quarter of 2024, a decrease of $108.0 million, or 2%, driven by an $84.2 million decrease in the average balance of borrowings, couple with a $23.8 million decrease in average interest-bearing deposits. On average, interest-bearing deposits decreased from $4.31 billion for the first quarter of 2024 to $4.29 billion for the current quarter while noninterest-bearing demand deposits (a principal component of net free funds) decreased $35.8 million to $926.7 million for the first quarter of 2025. The decrease in average interest-bearing deposits was due to lower average brokered and reciprocal deposits, partially offset by higher average non-public and public deposits. For further discussion of deposits, refer to the “Funding Activities–Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing liability rate changes resulted in a $3.8 million decrease in interest expense, and volume changes resulted in a $387 thousand decrease in interest expense during the first quarter of 2025 as compared to the prior year quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (dollars in thousands). Average balances were derived from daily balances.

	Three months ended March 31,
	2025			2024
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$71,767	$774	4.37%	$158,075	$1,985	5.05%
Investment securities (1):
Taxable	1,051,037	11,267	4.29	1,125,365	5,768	2.05
Tax-exempt (2)	34,612	278	3.21	57,628	413	2.87
Total investment securities	1,085,649	11,545	4.25	1,182,993	6,181	2.09
Loans:
Commercial business	677,700	11,577	6.93	722,720	13,599	7.57
Commercial mortgage	2,203,899	34,622	6.37	2,029,841	34,300	6.80
Residential real estate loans	647,005	6,776	4.19	648,921	6,476	3.99
Residential real estate lines	74,709	1,312	7.12	76,396	1,491	7.85
Consumer indirect	848,282	13,674	6.54	934,380	13,711	5.90
Other consumer	42,230	829	7.96	51,535	756	5.90
Total loans (4)	4,493,825	68,790	6.20	4,463,793	70,333	6.33
Total interest-earning assets	5,651,241	81,109	5.80	5,804,861	78,499	5.43
Less: Allowance for credit losses	(48,838)			(51,534)
Other noninterest-earning assets	617,784			472,433
Total assets	$6,220,187			$6,225,760
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$745,210	$2,121	1.15%	$749,512	$2,076	1.11%
Savings and money market	1,976,483	13,387	2.75	2,081,815	15,948	3.08
Time deposits	1,564,987	16,628	4.31	1,479,133	17,214	4.68
Total interest-bearing deposits	4,286,680	32,136	3.04	4,310,460	35,238	3.29
Short-term borrowings	95,223	491	2.09	179,747	1,529	3.42
Long-term borrowings	124,871	1,560	5.00	124,562	1,564	5.02
Total borrowings	220,094	2,051	3.71	304,309	3,093	4.08
Total interest-bearing liabilities	4,506,774	34,187	3.07	4,614,769	38,331	3.34
Noninterest-bearing demand deposits	926,696			962,522
Other noninterest-bearing liabilities	207,511			193,434
Shareholders’ equity	579,206			455,035
Total liabilities and shareholders’ equity	$6,220,187			$6,225,760
Net interest income (tax-equivalent)		$46,922			$40,168
Interest rate spread			2.73%			2.09%
Net interest-earning assets	$1,144,467			$1,190,092
Net interest margin (tax-equivalent)			3.35%			2.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.39%			125.79%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended March 31,
	2025	2024
Commercial business	$17	$4
Commercial mortgage	573	613
Residential real estate loans	(379)	(358)
Residential real estate lines	(91)	(83)
Consumer indirect	(866)	(922)
Other consumer	10	10
Total	$(736)	$(736)

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

	Three months ended March 31, 2025 vs. 2024
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(962)	$(249)	$(1,211)
Investment securities:
Taxable	(405)	5,904	5,499
Tax-exempt	(180)	45	(135)
Total investment securities	(585)	5,949	5,364
Loans:
Commercial business	(816)	(1,206)	(2,022)
Commercial mortgage	2,827	(2,505)	322
Residential real estate loans	(19)	319	300
Residential real estate lines	(32)	(147)	(179)
Consumer indirect	(1,323)	1,286	(37)
Other consumer	(153)	226	73
Total loans	484	(2,027)	(1,543)
Total interest income	(1,063)	3,673	2,610
Interest expense:
Deposits:
Interest-bearing demand	(12)	57	45
Savings and money market	(778)	(1,783)	(2,561)
Time deposits	964	(1,550)	(586)
Total interest-bearing deposits	174	(3,276)	(3,102)
Short-term borrowings	(565)	(473)	(1,038)
Long-term borrowings	4	(8)	(4)
Total borrowings	(561)	(481)	(1,042)
Total interest expense	(387)	(3,757)	(4,144)
Net interest income	$(676)	$7,430	$6,754

MANAGEMENT'S DISCUSSION AND ANALYSIS

Provision (Benefit) for Credit Losses

The table below presents the composition of the provision (benefit) for credit losses for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2025	2024
Provision (benefit) for credit losses – loans	$3,292	$(4,886)
Credit loss provision (benefit) for unfunded commitments	(364)	(570)
Credit loss benefit for debt securities	-	-
Provision (benefit) for credit losses	$2,928	$(5,456)

The provision for credit losses in the first quarter of 2025 was primarily driven by a combination of factors, including the impact of loan growth and an increase in specific reserves, partially offset by modest improvement in forecasted losses and qualitative factors, primarily reflecting a reduction in consumer indirect delinquencies.

See the “Allowance for Credit Losses–Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended March 31,
	2025	2024
Service charges on deposits	$1,052	$1,077
Insurance income	3	2,134
Card interchange income	1,840	1,902
Investment advisory	2,737	2,582
Company owned life insurance	2,777	1,298
Investments in limited partnerships	415	342
Loan servicing	123	175
Income from derivative instruments, net	250	174
Net gain on sale of loans held for sale	117	88
Net loss on sale of other assets	—	(13)
Net loss on tax credit investments	(514)	(375)
Other	1,573	1,517
Total noninterest income	$10,373	$10,901

The decrease in insurance income for the first quarter of 2025 was reflective of the sale of our insurance subsidiary, SDN, on April 1, 2024.

Investment advisory income increased $155 thousand, or 6%, to $2.7 million for the first quarter of 2025 compared to $2.6 million for the first quarter of 2024, due to a combination of new business and market growth positively impacting assets under management at Courier Capital.

Income from company owned life insurance increased $1.5 million, to $2.8 million for the first quarter of 2025 compared to $1.3 million for the first quarter of 2024. The increase was primarily due to the surrender and redeployment of a portion of our life insurance into a higher-yielding credit fund in January 2025.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended March 31,
	2025	2024
Salaries and employee benefits	$16,898	$17,340
Occupancy and equipment	3,590	3,752
Professional services	1,691	2,372
Computer and data processing	5,487	5,386
Supplies and postage	578	475
FDIC assessments	1,467	1,295
Advertising and promotions	342	297
Amortization of intangibles	107	217
Restructuring charges	68	—
Deposit-related charged-off items (recoveries) expense	(294)	19,179
Other	3,751	3,700
Total noninterest expense	$33,685	$54,013

Salaries and employee benefits expense decreased $442 thousand, or 3%, to $16.9 million for the first quarter of 2025 compared to $17.3 million for the first quarter of 2024. The decrease was driven in part by lower salaries and wages as a result of the sale of SDN.

Professional services expense decreased $681 thousand, or 29%, to $1.7 million for the first quarter of 2025 compared to $2.4 million for the first quarter of 2024. The decrease was primarily due to higher legal expenses in 2024, attributed to the deposit-related fraud event we experienced in early March 2024.

Deposit-related charged-off items recoveries were $294 thousand for the first quarter of 2025 and included insurance proceeds related to a past commercial deposit charged-off item, while deposit-related charged-off expense of $19.2 million for the first quarter of 2024 included an $18.4 million loss associated with the deposit-related fraud event.

Our efficiency ratio for the first quarter of 2025 was 58.79%, compared with 105.77% for the first quarter of 2024. The higher efficiency ratio for the first quarter of 2024 was reflective of the $18.4 million pre-tax loss in deposit-related charged-off items and approximately $660 thousand of legal and consulting expenses, recorded in professional services expense, attributed to the deposit-related fraud event. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the first quarter of 2025, we recorded income tax expense of $3.7 million, compared to $356 thousand for the first quarter of 2024. The lower level of income tax expense incurred during the first quarter of 2024 was primarily due to a lower level of pre-tax income, reflecting the impact of the deposit-related fraud event. In the first quarter of 2025, we recognized federal and state tax benefits related to tax credit investments placed in service and/or amortized during the period resulting in a reduction in income tax expense of $1.1 million, compared to $785 thousand for the same period in the prior year.

Our effective tax rate for the first quarter of 2025 was 18.2%, versus 14.7%, for the first quarter of 2024. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rates for 2025 and 2024 reflect the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT'S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Mortgage-backed securities:
Agency mortgage-backed securities	$958,990	$911,833	$964,057	$902,019
Non-Agency mortgage-backed securities	—	359	—	365
Other debt securities	14,645	14,800	8,663	8,721
Total available for sale securities	973,635	926,992	972,720	911,105
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	16,701	16,406	16,663	16,151
State and political subdivisions	44,595	39,216	45,333	40,167
Mortgage-backed securities	51,811	46,939	54,007	48,238
Total held to maturity securities	113,107	102,561	116,003	104,556
Allowance for credit losses–securities	(2)		(2)
Total held to maturity securities, net	113,105		116,001
Total investment securities	$1,086,740	$1,029,553	$1,088,721	$1,015,661

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

Our available for sale (“AFS”) investment securities portfolio increased $15.9 million from December 31, 2024 to March 31, 2025. The AFS portfolio had a net unrealized loss of $46.6 million at March 31, 2025 and $61.6 million at December 31, 2024, respectively. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three months ended March 31, 2025 and 2024, no allowance for credit losses was recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of March 31, 2025, we concluded that unrealized losses on our AFS securities were not impaired due to reasons of credit quality and no allowance for credit losses has been recognized on AFS securities. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Agency Mortgage-backed Securities

With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of March 31, 2025, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

Our AFS portfolio as of March 31, 2025, reflected our strategic investment securities restructuring which occurred in December 2024 following the completion of the public common stock offering. As of March 31, 2025, there were 46 securities in the AFS Agency MBS portfolio with an aggregate fair value of $313.7 million that were in an unrealized loss position with unrealized losses totaling $50.9 million. Of these, 37 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $178.4 million and unrealized losses of $48.9 million, while eight were in an unrealized loss position for less than 12 months and had an aggregate fair value of $135.3 million and unrealized losses of $2.0 million. The unrealized loss of these securities was driven by the timing of the purchases of fixed-rate securities during the extended low-interest rate environments experienced in prior years, which has been compounded with subsequent increases in benchmark interest rates. However, these fixed-rate securities were purchased with the expectation that they will continue to prepay principal, and the proceeds will be invested at current market rates.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of March 31, 2025 on such Agency MBS to be credit related.

Non-Agency Mortgage-backed Securities

Our non-Agency MBS portfolio consists of positions in one privately issued whole loan collateralized mortgage obligations with a fair value of $359 thousand as of March 31, 2025. As of that date, the one non-Agency MBS was rated below investment grade. This security was not in an unrealized loss position.

Other Investments

As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At March 31, 2025, our ownership of FHLB and FRB stock totaled $9.4 million and $9.2 million, respectively, and is included in other assets and recorded at cost, which approximates fair value.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of March 31, 2025. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
Mortgage-backed securities	$3	2.26%	$12	3.96%	$23,759	4.73%	$935,216	4.36%	$958,990	4.37%
Other debt securities	—	—	—	—	14,645	7.03%	—	—	14,645	7.03%
	3	2.26%	12	2.01%	38,404	5.61%	935,216	4.36%	973,635	4.41%
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—	$10,000	4.00%	$6,701	3.46%	$—	—	$16,701	3.78%
State and political subdivisions	15,777	2.67%	7,366	2.10%	5,117	—	16,335	2.62%	44,595	2.42%
Mortgage-backed securities	—	—	4,165	2.63%	13,841	2.19%	33,805	2.89%	51,811	2.69%
	15,777	2.67%	21,531	2.97%	25,659	2.47%	50,140	2.80%	113,107	2.74%
Total investment securities	$15,780	2.67%	$21,543	2.98%	$64,063	4.35%	$985,356	4.28%	$1,086,742	4.23%

MANAGEMENT'S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

Total loans were $4.55 billion at March 31, 2025, an increase of $74.1 million from $4.48 billion at December 31, 2024. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (dollars in thousands):

	Loan Portfolio Composition
	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Commercial business	$709,101	15.6%	$665,321	14.9%
Commercial mortgage–construction	566,359	12.4	582,619	13.0
Commercial mortgage–multifamily	475,867	10.4	470,954	10.5
Commercial mortgage–non-owner occupied	899,679	19.8	857,987	19.2
Commercial mortgage–owner occupied	286,391	6.3	288,036	6.4
Total commercial mortgage	2,228,296	48.9	2,199,596	49.1
Total commercial	2,937,397	64.5	2,864,917	64.0
Residential real estate loans	643,983	14.2	650,206	14.5
Residential real estate lines	74,769	1.6	75,552	1.7
Consumer indirect	853,176	18.7	845,772	18.9
Other consumer	43,953	1.0	42,757	0.9
Total consumer	1,615,881	35.5	1,614,287	36.0
Total loans	4,553,278	100.0%	4,479,204	100.0%
Less: Allowance for credit losses–loans	48,964		48,041
Total loans, net	$4,504,314		$4,431,163

Total commercial loans of $2.94 billion represented 65% of total loans as of March 31, 2025, compared to $2.86 billion, or 64% of total loans as of December 31, 2024. Commercial business loans of $709.1 million, or 16% of total loans, were up $43.8 million, or 7%, from December 31, 2024, and total commercial mortgage loans of $2.23 billion, or 49% of total loans, were up $28.7 million, or 1.3% from $2.20 billion as of December 31, 2024. The increase in total commercial mortgage loans was attributable to increases in non-owner occupied and multifamily loans, partially offset by decreases in construction and owner-occupied loans. As of March 31, 2025, commercial real estate (“CRE”) loans made up approximately 66% of total commercial loans, and 43% of total loans, commercial and industrial loans approximated 30% of total commercial loans, and 19% of total loans, and business banking unit loans were approximately 4% of total commercial loans and 3% of total loans. Our CRE committed credit exposure at March 31, 2025 related to approximately 43% multi-family, 16% office, 9% retail, 8% hospitality, 7% industrial property, and 5% home builder properties. Approximately 68% of our office exposure at March 31, 2025, or 11% of our total CRE exposure, related to Class B or medical office space. More than 70% of our office and 90% of our multifamily CRE loans have full or limited personal or corporate recourse.

Total consumer loans of $1.62 billion, or 35% of total loans at March 31, 2025, increased $1.6 million from December 31, 2024. Consumer loans at March 31, 2025 were comprised of residential real estate loans and lines of credit of $718.8 million, or 16% of total loans, consumer indirect loans of $853.2 million, or 19% of total loans, and other consumer loans of $44.0 million, or 1% of total loans. During the first quarter of 2025, we originated $89.1 million in indirect automobile loans with a mix of approximately 27% new automobile and 73% used automobile loans. This compares with the $57.9 million originated of indirect automobile loans with a mix of approximately 18% new automobile and 82% used automobile loans for the first quarter of 2024. Origination volumes and the mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loans Serviced for Others

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $387 thousand and $2.3 million as of March 31, 2025 and December 31, 2024, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $280.2 million and $280.8 million as of March 31, 2025 and December 31, 2024, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Credit Losses–Loans

The following table summarizes the activity in the allowance for credit losses–loans for the periods indicated (dollars in thousands).

	Credit Loss – Loans Analysis
	Three months ended March 31,
	2025	2024
Allowance for credit losses – loans, beginning of period	$48,041	$51,082
Net charge-offs (recoveries):
Commercial business	57	(37)
Commercial mortgage–construction	—	—
Commercial mortgage–multifamily	—	—
Commercial mortgage–non-owner occupied	(1)	(1)
Commercial mortgage–owner occupied	(1)	—
Residential real estate loans	41	4
Residential real estate lines	—	—
Consumer indirect	2,149	2,973
Other consumer	124	182
Total net charge-offs	2,369	3,121
Provision (benefit) for credit losses–loans	3,292	(4,886)
Allowance for credit losses–loans, end of period	$48,964	$43,075

Net loan charge-offs (recoveries) to average loans:
Commercial business	0.03%	-0.02%
Commercial mortgage–construction	0.00%	0.00%
Commercial mortgage–multifamily	0.00%	0.00%
Commercial mortgage–non-owner occupied	0.00%	0.00%
Commercial mortgage–owner occupied	0.00%	0.00%
Residential real estate loans	0.03%	0.00%
Residential real estate lines	0.00%	0.00%
Consumer indirect	1.03%	1.28%
Other consumer	1.19%	1.41%
Total loans	0.21%	0.28%

Allowance for credit losses–loans to total loans	1.08%	0.60%
Allowance for credit losses–loans to nonaccrual loans	122%	161%
Allowance for credit losses–loans to non-performing loans	122%	161%

Net charge-offs of $2.4 million for the first quarter of 2025 represented 0.21% of average loans on an annualized basis compared to net charge-offs of $3.1 million, or 0.28% of average loans for the first quarter of 2024. The allowance for credit losses–loans was $49.0 million at March 31, 2025, compared with $43.1 million at March 31, 2024. The increase in allowance for credit losses–loans was primarily due to an increase in loan balances, qualitative factors and specific reserves. The ratio of the allowance for credit losses–loans to total loans was 1.08% at March 31, 2025 and 0.60% at March 31, 2024. Non-performing loans decreased $1.4 million to $40.0 million at March 31, 2025, compared to $41.4 million at March 31, 2024. The ratio of the allowance for credit losses–loans to total loans was 1.08% and 0.60% at March 31, 2025 and March 31, 2024, respectively. The ratio of allowance for credit losses–loans to non-performing loans was 122% at March 31, 2025, compared with 161% at March 31, 2024, reflective of the higher allowance for credit losses–loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table sets forth the allocation of the allowance for credit losses–loans by loan category as of the dates indicated (dollars in thousands). The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	Allowance for Credit Losses–Loans by Loan Category
	March 31, 2025		December 31, 2024
	Credit Loss Allowance	Percentage of Loans By Category to Total Loans	Credit Loss Allowance	Percentage of Loans By Category to Total Loans
Commercial business	$7,621	15.6%	$8,665	14.9%
Commercial mortgage–construction	5,312	12.4	6,824	13.0
Commercial mortgage–multifamily	4,110	10.4	3,458	10.5
Commercial mortgage–non-owner occupied	9,709	19.8	7,330	19.2
Commercial mortgage–owner occupied	4,013	6.3	4,183	6.4
Residential real estate loans	4,862	14.2	3,596	14.5
Residential real estate lines	949	1.6	793	1.7
Consumer indirect	11,798	18.7	12,705	18.9
Other consumer	590	1.0	487	0.9
Total	$48,964	100.0%	$48,041	100.0%

Loans not analyzed for a specific reserve are segmented into “pools” of loans based on their homogeneous risk characteristics, including purpose, tenor, amortization, repayment source, payment frequency, collateral and recourse. Once loans have been segmented into pools, a loss rate is applied to the amortized cost basis. This is referred to as the “pooled loan” component of the allowance for credit losses estimate. Loans are divided into nine portfolio segments of loans including Commercial Business, Commercial Mortgage–Construction, Commercial Mortgage–Multifamily, Commercial Mortgage–Non-Owner Occupied, Commercial Mortgage–Owner Occupied, Residential Real Estate Loans, Residential Real Estate Lines of Credit, Consumer Indirect Loans, and Other Consumer Loans. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including our Loan Review function. We establish a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, and other loans deemed appropriate by management, collectively referred to as collateral dependent loans. See Note 4, Loans, of the notes to the consolidated financial statements for further details on collateral dependent loans. Based on this analysis, we believe the allowance for credit losses is adequate as of March 31, 2025.

Assessing the adequacy of the allowance for credit losses–loans involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing a variety of factors, including the risk profile of our loan products and customers. Factors beyond our control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for credit losses. As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for credit losses will be sufficient to meet actual loan losses.

The adequacy of the allowance for credit losses–loans is subject to ongoing management review. While management evaluates currently available information in establishing the allowance for credit losses–loans, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for credit losses–loans. Such agencies may require the financial institution to increase the allowance based on their judgments about information available to them at the time of their examination.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (dollars in thousands).

	Non-Performing Assets
	March 31, 2025	December 31, 2024
Nonaccrual loans:
Commercial business	$5,672	$5,609
Commercial mortgage–construction	19,684	20,280
Commercial mortgage–multifamily	—	—
Commercial mortgage–non-owner occupied	4,766	4,773
Commercial mortgage–owner occupied	349	354
Residential real estate loans	6,035	6,918
Residential real estate lines	316	253
Consumer indirect	2,917	3,157
Other consumer	243	19
Total nonaccrual loans	39,982	41,363
Accruing loans 90 days or more delinquent	36	43
Total non-performing loans	40,018	41,406
Foreclosed assets	196	60
Total non-performing assets	$40,214	$41,466

Nonaccrual loans to total loans	0.88%	0.92%
Non-performing loans to total loans	0.88%	0.92%
Non-performing assets to total assets	0.63%	0.68%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at March 31, 2025 were $40.2 million, a decrease of $1.3 million from the $41.5 million balance at December 31, 2024. The primary component of non-performing assets is non-performing loans, which were $40.0 million or 0.88% of total loans at March 31, 2025 and $41.4 million or 0.92% of total loans at December 31, 2024.

Approximately $1.2 million, or 3%, of the $40.0 million in non-performing loans as of March 31, 2025 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $196 thousand and $60 thousand of properties representing foreclosed asset holdings at March 31, 2025 and December 31, 2024, respectively.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $24.3 million and $33.7 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2025 and December 31, 2024, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at March 31, 2025. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts as reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$343,920	$290,361	$73,946	$874	$709,101
Commercial mortgage–construction	410,013	137,733	17,689	924	566,359
Commercial mortgage–multifamily	33,163	182,227	233,389	27,088	475,867
Commercial mortgage–non-owner occupied	85,599	374,013	424,273	15,794	899,679
Commercial mortgage–owner occupied	13,555	60,986	196,944	14,906	286,391
Residential real estate loans	13,339	13,646	145,242	471,756	643,983
Residential real estate lines	—	170	7,400	67,199	74,769
Consumer indirect (1)	15,255	509,382	328,539	—	853,176
Other consumer	6,944	8,302	13,640	15,067	43,953
Total loans	$921,788	$1,576,820	$1,441,062	$613,608	$4,553,278

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$88,264	$51,765	$874	$140,903
Commercial mortgage–construction		1,531	1,750	924	4,205
Commercial mortgage–multifamily		71,858	52,554	5,846	130,258
Commercial mortgage–non-owner occupied		181,586	220,186	3,331	405,103
Commercial mortgage–owner occupied		46,830	73,600	—	120,430
Residential real estate loans		13,063	141,558	312,328	466,949
Residential real estate lines		—	—	—	—
Consumer indirect (1)		509,382	328,539	—	837,921
Other consumer		8,302	13,640	14,956	36,898
With a floating or adjustable rate
Commercial business		202,097	22,181	—	224,278
Commercial mortgage–construction		136,202	15,939	—	152,141
Commercial mortgage–multifamily		110,369	180,835	21,242	312,446
Commercial mortgage–non-owner occupied		192,427	204,087	12,463	408,977
Commercial mortgage–owner occupied		14,156	123,344	14,906	152,406
Residential real estate loans		583	3,684	159,428	163,695
Residential real estate lines		170	7,400	67,199	74,769
Consumer indirect (1)		—	—	—	—
Other consumer		—	—	111	111
Total loans maturing after one year		$1,576,820	$1,441,062	$613,608	$3,631,490

_____________

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$945,182	17.6%	$950,351	18.6%
Interest-bearing demand	773,475	14.4	705,195	13.8
Savings and money market	2,033,323	37.8	1,904,013	37.3
Time deposits	1,620,930	30.2	1,545,172	30.3
Total deposits	$5,372,910	100.0%	$5,104,731	100.0%

As of March 31, 2025 and December 31, 2024, the aggregate amount of estimated uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $2.11 billion, or 39% of total deposits, and $1.93 billion, or 38% of total deposits, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $340.6 million and $328.4 million at March 31, 2025 and December 31, 2024, respectively. The maturities of our uninsured time deposits at March 31, 2025 were as follows: $156.9 million in three months or less; $81.6 million between three months and six months; $45.6 million between six months and one year; and $56.5 million over one year. Approximately $1.23 billion and $1.00 billion of reciprocal and public deposits, characterized as preferred deposits for FDIC call report purposes, were collateralized by government-backed securities as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, estimated uninsured nonpublic deposits were approximately 19% and 18% of total deposits, respectively.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2025, total deposits were $5.37 billion, representing an increase of $268.2 million, or 5%, from December 31, 2024. The increase was primarily due to increases in public, brokered and reciprocal deposits, partially offset by a decrease in non-public deposits. While seasonality in our public deposit portfolio was a contributor, public deposits accounts maintained higher balances during typical outflow cycles while growing deposits with new and existing municipalities. Time deposits were approximately 30% of total deposits at both March 31, 2025 and December 31, 2024.

Non-public deposits, the largest component of our funding sources, totaled $3.15 billion and $3.21 billion at March 31, 2025 and December 31, 2024, respectively, and represented 59% and 63% of total deposits as of each date, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market area. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquidity to accommodate the seasonality associated with public deposits. Total public deposits were $1.22 billion and $1.07 billion at March 31, 2025 and December 31, 2024, respectively, and represented 23% and 21% of total deposits as of each date, respectively.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $796.6 million at March 31, 2025, compared to $746.7 million at December 31, 2024, as this product has been an attractive option for customers with more than $250 thousand on deposit, desiring FDIC insurance. Reciprocal deposits represented 15% of total deposits as of each date.

Brokered deposits totaled $204.3 million and $80.9 million at March 31, 2025 and December 31, 2024, respectively, and represented 4% and 2% of total deposits as of each date. As of March 31, 2025 and December 31, 2024, $104.4 million and $28.1 million of interest-bearing demand deposits and $100.0 million and $52.8 million of time deposits were brokered deposit accounts, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	March 31,	December 31,
	2025	2024
Short-term borrowings:
FHLB	$55,000	$99,000
Long-term borrowings:
FHLB	50,000	50,000
Subordinated notes, net	74,917	74,842
Total long-term borrowings	124,917	124,842
Total borrowings	$179,917	$223,842

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at March 31, 2025 and December 31, 2024 totaled $55.0 million and $99.0 million, respectively. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. In May 2023, we borrowed $15.0 million under the Federal Reserve Bank (“FRB”) Bank Term funding program at a rate of 4.80%, which matured on May 8, 2024. In December 2023, we borrowed an additional $50 million under the program at an interest rate of 4.89%, which matures on December 13, 2024, and $13.0 million at an interest rate of 4.88%, which matures on December 20, 2024. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. We increased the balance of the brokered sweep term funding by $76.3 million in March 2025 to take advantage of market pricing for seasonal outflows. We continue to be proactive in managing funding costs and reduced short-term borrowings.

As of March 31, 2025, $50.0 million of the short-term borrowings balance was designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%, $30.0 million was designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%, and $25.0 million was designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $310.2 million of immediate credit capacity with the FHLB, and approximately $835.1 million in secured borrowing capacity at the FRB discount window as of March 31, 2025. The FHLB and FRB credit capacity is collateralized by securities from our investment portfolio and certain qualifying loans. We had $155.0 million of credit available under unsecured federal funds purchased lines with various banks as of March 31, 2025, with no amounts outstanding. Additionally, we had approximately $54.2 million of unencumbered liquid securities available for pledging at March 31, 2025.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At March 31, 2025, no amounts have been drawn on the line of credit.

Long-term Borrowings

As of March 31, 2025 we had a long-term advance payable to FHLB of $50.0 million. The advance matures on January 20, 2026 and bears interest at a fixed rate of 4.05%. FHLB advances are collateralized by securities from our investment portfolio and certain qualifying loans.

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

On April 15, 2015, we issued $40.0 million of subordinated notes (the “2015 Notes”) in a registered public offering. The 2015 Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month CME Term SOFR plus 4.20561%. The 2015 Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. The 2015 Notes qualify as Tier 2 capital for regulatory purposes. In April 2025, we called $10.0 million of the 2015 Notes, and we will continue to evaluate options relative to the subordinated debt, which may include redemption in part or in full, as well as replacing or refinancing the facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy. Management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of March 31, 2025, all structural liquidity ratios and early warning indicators remain in compliance with what we believe are ample funding sources available in the event of a stress scenario.

The objective of maintaining adequate liquidity is to assure that we meet our financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of matured borrowings, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. We achieve liquidity by maintaining a strong base of both core customer funds and maturing short-term assets; we also rely on our ability to sell or pledge securities and lines-of-credit, and our overall ability to access the financial and capital markets.

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB, the FRB, and brokered deposit relationships.

The primary source of our non-deposit short-term borrowings is FHLB advances, of which $55.0 million were outstanding at March 31, 2025. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $1.30 billion as of March 31, 2025 from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2025. The line of credit has a one-year term and matures in May 2025. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $167.4 million as of March 31, 2025, up $80.0 million from $87.3 million as of December 31, 2024. During the three months ended March 31, 2025, net cash provided by operating activities totaled $10.0 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $147.3 million, which primarily included outflows from an increase in net loans of $76.4 million, and $73.0 million for the purchase of company owned life insurance, partially offset by inflows from the net proceeds from investment securities. Net cash provided by financing activities of $217.3 million was primarily attributed to a $268.2 million net increase in deposits, partially offset by a $44.0 million net decrease in short-term borrowings, and $6.4 million in dividend payments.

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

On December 13, 2024, we completed an underwritten public offering of 4,600,000 shares of common stock, including 600,000 shares as result of the underwriters exercising their overallotment option, at $25.00 per share. We received net proceeds of $108.6 million after deducting underwriting discounts and commissions and offering expenses from the sale of our common stock. As intended, a portion of the net proceeds was used to fund losses associated with a strategic investment securities restructuring, which was completed in late December 2024. The proceeds may also be used for general corporate purposes which may include the repayment of indebtedness.

Shareholders’ equity was $589.9 million at March 31, 2025, an increase of $20.9 million from $569.0 million at December 31, 2024, primarily due to net income, net of dividends, retained in the three months ended March 31, 2025, and a decrease in accumulated other comprehensive loss of $10.6 million during the three months ended March 31, 2025 due primarily to a decrease in net unrealized losses on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies on a consolidated basis. As of March 31, 2025, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. See the “Basel III Capital Rules” section below for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands):

	March 31,	December 31,
	2025	2024
Common shareholders’ equity	$572,643	$553,833
Less: Goodwill and other intangible assets	57,964	58,127
Net unrealized loss on investment securities (1)	(34,693)	(45,829)
Hedging derivative instruments	2,445	3,085
Net periodic pension and postretirement benefits plan adjustments	(9,650)	(9,754)
Other	(97)	(106)
Common Equity Tier 1 (“CET1”) Capital	556,674	548,310
Plus: Preferred stock	17,285	17,285
Tier 1 Capital	573,959	565,595
Plus: Qualifying allowance for credit losses	52,710	49,266
Subordinated Notes	74,917	74,842
Total regulatory capital	$701,586	$689,703
Adjusted average total assets (for leverage capital purposes)	$6,213,202	$6,180,275
Total risk-weighted assets	$5,360,843	$5,203,418

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	9.24%	9.15%
CET1 Capital (CET1 capital to total risk-weighted assets)	10.38%	10.54%
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	10.71%	10.87%
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	13.09%	13.25%

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

Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules. As of March 31, 2025, the Company and Bank’s capital levels remained characterized as “well capitalized” under the Basel III rules, including the additional capital conversion buffer.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of March 31, 2025 and December 31, 2024, for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (dollars in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Tier 1 leverage:
Company	$573,959	9.24%	$248,528	4.00%	$310,660	5.00%
Bank	612,128	9.88	247,768	4.00	309,710	5.00
CET1 capital:
Company	556,674	10.38	375,529	7.00	348,455	6.50
Bank	612,128	11.46	373,832	7.00	347,130	6.50
Tier 1 capital:
Company	573,959	10.71	455,672	8.50	428,867	8.00
Bank	612,128	11.46	453,939	8.50	427,237	8.00
Total capital:
Company	701,586	13.09	562,889	10.50	536,084	10.00
Bank	644,837	12.45	560,748	10.50	534,046	10.00
December 31, 2024
Tier 1 leverage:
Company	$565,595	9.15%	$247,211	4.00%	$309,014	5.00%
Bank	603,964	9.79	246,712	4.00	308,391	5.00
CET1 capital:
Company	548,310	10.54	364,239	7.00	338,222	6.50
Bank	603,964	11.65	362,882	7.00	336,962	6.50
Tier 1 capital:
Company	565,595	10.87	442,291	8.50	416,273	8.00
Bank	603,964	11.65	440,643	8.50	414,723	8.00
Total capital:
Company	689,703	13.25	546,359	10.50	520,342	10.00
Bank	653,230	12.60	544,324	10.50	518,403	10.00

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the potential impact on earnings or capital arising from movements in interest rates. The Bank’s market risk management framework has been developed to control both short-term and long-term exposure within the Board approved policy limits and is monitored by the Asset-Liability Management Committee and the Board of Directors. Quantitative and qualitative disclosures about market risk were presented at December 31, 2024 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 13, 2025. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2024 to March 31, 2025. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending March 31, 2026, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-300 bp	-200 bp	-100 bp	+100 bp
Estimated change in net interest income	$(17,486)	$(11,298)	$(5,127)	$2,046
% Change	-8.69%	-5.62%	-2.59%	1.02%

In the rising rate scenarios, the static model results indicate that net interest income is modeled to increase compared to the flat rate scenario over a one-year time frame. This is a combination of an increase across the entire deposit portfolio, which has decreased wholesale borrowings, and the higher cost associated with the borrowings. This simulation does not consider balance sheet growth or a change in the balance sheet mix. As intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income should improve over the longer-term time frame. Model results in the declining rate scenario show a decrease in net interest income due to a combination of increases in the yield curve, as well as increases in higher paying public and nonpublic deposits, which will reprice downward slower due to market deposit competition.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2025 and December 31, 2024 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2025 and December 31, 2024. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	March 31, 2025			December 31, 2024
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$867,977			$903,789
- 300 Basis Points	853,524	$(14,453)	-1.67%	906,208	$2,419	0.27%
- 200 Basis Points	865,086	(2,891)	-0.33	908,905	5,116	0.57
- 100 Basis Points	868,690	713	0.08	908,459	4,670	0.52
+ 100 Basis Points	860,487	(7,490)	-0.86	894,135	(9,654)	-1.07

The decrease in the Pre-Shock Scenario EVE at March 31, 2025 compared to December 31, 2024 is the result of the overall value increase of the loan portfolio, offset by deposits. The sensitivity in the down Rate Shock Scenarios to EVE become more negative at March 31, 2025 compared to December 31, 2024. This is a result from the increase in borrowings and the continued deposit mix shift from non-maturity, non-public, to time, reciprocal, and municipal deposits, which do not carry as high of a valuation in comparison to non-maturity, non-public deposits.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings arising out of the normal course of business. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense and settlement costs, unfavorable awards, diversion of management resources and other factors. For more information with respect to our recent legal proceedings please refer to Note 13, Commitments and Contingencies, of the notes to the to the consolidated financial statements included in Part I, Item 1, of this Current Report on Form 10-Q. Except as described in Note 13, as of March 31, 2025, management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

ITEM 1A. Risk Factors

During the quarter ended March 31, 2025, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2022, the Company’s Board of Directors authorized a share repurchase program for up to 766,447 shares of common stock. The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the first quarter of 2025 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 – January 31, 2025	—	$—	—	766,447
February 1, 2025 – February 28, 2025	—	—	—	766,447
March 1, 2025 – March 31, 2025	—	—	—	766,447
Total	—	$—	—	766,447

ITEM 5. Other Information

During the first quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	May 5, 2025
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	May 5, 2025
W. Jack Plants II
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sandra L. Byers	May 5, 2025
Sandra L. Byers
Senior Vice President and Controller
(Principal Accounting Officer)