Form 10-Q
period 2025-06-30
FINANCIAL INSTITUTIONS INC
filed 2025-08-04
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The registrant had 20,129,633 shares of Common Stock, $0.01 par value, outstanding as of July 31, 2025.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$72,190	$54,958
Interest-bearing deposits in bank	20,844	32,363
Total cash and cash equivalents	93,034	87,321
Securities available for sale, at fair value (amortized cost of $962,685 and $972,720, respectively)	916,149	911,105
Securities held to maturity, at amortized cost (net of allowance for credit losses of $2) (fair value of $81,555 and $104,556, respectively)	92,119	116,001
Loans held for sale	2,356	2,280
Loans (net of allowance for credit losses of $47,291 and $48,041, respectively)	4,488,711	4,431,163
Company owned life insurance	171,569	166,880
Premises and equipment, net	39,726	39,866
Goodwill and other intangible assets, net	60,546	60,758
Other assets	279,556	301,711
Total assets	$6,143,766	$6,117,085
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$940,341	$950,351
Interest-bearing demand	704,871	705,195
Savings and money market	1,898,302	1,904,013
Time deposits	1,612,500	1,545,172
Total deposits	5,156,014	5,104,731
Short-term borrowings	101,000	99,000
Long-term borrowings, net of issuance costs of $40 and $158, respectively	114,960	124,842
Other liabilities	170,124	219,528
Total liabilities	5,542,098	5,548,101
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,413 shares issued	17,142	17,142
Total preferred equity	17,285	17,285
Common stock, $0.01 par value; 50,000,000 shares authorized; 20,699,556 shares issued	207	207
Additional paid-in capital	232,968	233,421
Retained earnings	409,888	388,665
Accumulated other comprehensive loss	(42,214)	(52,604)
Treasury stock, at cost, 571,981 and 622,984 shares, respectively	(16,466)	(17,990)
Total shareholders’ equity	601,668	568,984
Total liabilities and shareholders’ equity	$6,143,766	$6,117,085

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$70,886	$70,676	$139,676	$141,009
Interest and dividends on investment securities	11,571	6,401	23,058	12,496
Other interest income	410	1,711	1,184	3,696
Total interest income	82,867	78,788	163,918	157,201
Interest expense:
Deposits	31,803	35,073	63,939	70,311
Short-term borrowings	386	958	877	2,487
Long-term borrowings	1,556	1,564	3,116	3,128
Total interest expense	33,745	37,595	67,932	75,926
Net interest income	49,122	41,193	95,986	81,275
Provision (benefit) for credit losses	2,562	2,041	5,490	(3,415)
Net interest income after provision for credit losses	46,560	39,152	90,496	84,690
Noninterest income:
Service charges on deposits	1,089	979	2,141	2,056
Insurance income	3	4	6	2,138
Card interchange income	1,937	2,008	3,777	3,910
Investment advisory	2,885	2,779	5,622	5,361
Company owned life insurance	2,965	1,360	5,742	2,658
Investments in limited partnerships	307	803	722	1,145
Loan servicing	180	158	303	333
Income from derivative instruments, net	339	377	589	551
Net gain on sale of loans held for sale	140	124	257	212
Net gain on sale or call of securities	3	—	3	—
Net gain on sale of other assets	—	13,508	—	13,495
Net (loss) gain on tax credit investments	(512)	406	(1,026)	31
Other	1,281	1,508	2,854	3,025
Total noninterest income	10,617	24,014	20,990	34,915
Noninterest expense:
Salaries and employee benefits	18,070	15,748	34,968	33,088
Occupancy and equipment	3,982	3,448	7,572	7,200
Professional services	1,451	1,794	3,142	4,166
Computer and data processing	5,879	5,342	11,366	10,728
Supplies and postage	503	437	1,081	912
FDIC assessments	1,392	1,346	2,859	2,641
Advertising and promotions	495	440	837	737
Amortization of intangibles	105	114	212	331
Restructuring charges	—	—	68	—
Deposit-related charged-off items expense (recoveries)	233	398	(61)	19,577
Other	3,572	3,953	7,323	7,653
Total noninterest expense	35,682	33,020	69,367	87,033
Income before income taxes	21,495	30,146	42,119	32,572
Income tax expense	3,963	4,517	7,709	4,873
Net income	$17,532	$25,629	$34,410	$27,699
Preferred stock dividends	364	364	729	729
Net income available to common shareholders	$17,168	$25,265	$33,681	$26,970
Earnings per common share (Note 2):
Basic	$0.85	$1.64	$1.68	$1.75
Diluted	$0.85	$1.62	$1.66	$1.73
Cash dividends declared per common share	$0.31	$0.30	$0.62	$0.60

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$17,532	$25,629	$34,410	$27,699
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	87	529	11,232	(6,635)
Hedging derivative instruments	(409)	(205)	(1,049)	470
Pension and post-retirement obligations	103	166	207	332
Total other comprehensive (loss) income, net of tax	(219)	490	10,390	(5,833)
Comprehensive income	$17,313	$26,119	$44,800	$21,866

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2025 and 2024

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2024	$17,285	$207	$233,421	$388,665	$(52,604)	$(17,990)	$568,984
Comprehensive income:
Net income	—	—	—	16,878	—	—	16,878
Other comprehensive income, net of tax	—	—	—	—	10,609	—	10,609
Purchases of common stock for treasury	—	—	—	—	—	(481)	(481)
Share-based compensation plans:
Share-based compensation	—	—	506	—	—	—	506
Restricted stock units released	—	—	(1,452)	—	—	1,452	—
Restricted stock awards issued	—	—	(19)	—	—	19	—
Stock awards	—	—	(1)	—	—	19	18
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.31 per share	—	—	—	(6,221)	—	—	(6,221)
Balance at March 31, 2025	$17,285	$207	$232,455	$398,957	$(41,995)	$(16,981)	$589,928
Comprehensive income (loss):
Net income	—	—	—	17,532	—	—	17,532
Other comprehensive loss, net of tax	—	—	—	—	(219)	—	(219)
Share-based compensation plans:
Share-based compensation	—	—	954	—	—	—	954
Restricted stock awards issued	—	—	(432)	—	—	432	—
Stock awards			(9)			83	74
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.31 per share	—	—	—	(6,237)	—	—	(6,237)
Balance at June 30, 2025	$17,285	$207	$232,968	$409,888	$(42,214)	$(16,466)	$601,668

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three and six months ended June 30, 2025 and 2024

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2023	$17,292	$161	$125,841	$451,687	$(119,941)	$(20,244)	$454,796
Comprehensive income (loss):
Net income	—	—	—	2,070	—	—	2,070
Other comprehensive loss, net of tax	—	—	—	—	(6,323)	—	(6,323)
Purchases of common stock for treasury	—	—	—	—	—	(393)	(393)
Share-based compensation plans:
Share-based compensation	—	—	569	—	—	—	569
Restricted stock units released	—	—	(1,783)	—	—	1,783	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.30 per share	—	—	—	(4,620)	—	—	(4,620)
Balance at March 31, 2024	$17,292	$161	$124,627	$448,772	$(126,264)	$(18,854)	$445,734
Comprehensive income (loss):
Net income	—	—	—	25,629	—	—	25,629
Other comprehensive income, net of tax	—	—	—	—	490	—	490
Purchases of common stock for treasury	—	—	—	—	—	(3)	(3)
Share-based compensation plans:
Share-based compensation	—	—	746	—	—	—	746
Restricted stock awards released	—	—	(15)	—	—	15	—
Restricted stock awards issued	—	—	(607)	—	—	607	—
Stock awards	—	—	(47)	—	—	120	73
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.30 per share	—	—	—	(4,638)	—	—	(4,638)
Balance at June 30, 2024	$17,292	$161	$124,704	$469,399	$(125,774)	$(18,115)	$467,667

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$34,410	$27,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,825	3,894
Net (accretion) amortization of (discounts) premiums on securities	(2,235)	1,456
Provision (benefit) for credit losses	5,490	(3,415)
Share-based compensation	1,460	1,315
Deferred income tax expense	843	2,384
Proceeds from sale of loans held for sale	16,049	19,920
Originations of loans held for sale	(15,868)	(20,437)
Income on company owned life insurance	(5,742)	(2,658)
Net gain on sale of loans held for sale	(257)	(212)
Net gain on sale or call of investment securities	(3)	—
Net gain on sale of assets of subsidiary	—	(13,520)
Net loss on sale of other assets	—	25
Decrease in other assets	15,854	10,134
(Decrease) increase in other liabilities	(49,546)	21,379
Net cash provided by operating activities	4,280	47,964
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(93,434)	(124,748)
Held to maturity	(2,045)	(762)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale securities	40,833	130,587
Held to maturity	25,868	20,527
Proceeds from sales of available for sale securities	64,955	—
Net increase in loans	(63,217)	(3,572)
Purchase of company owned life insurance, net	(72,905)	(12)
Proceeds received from surrender of company owned life insurance	73,958	—
Proceeds from sale of assets of subsidiary	—	27,000
Purchases of premises and equipment	(2,412)	(2,125)
Net cash (used in) provided by investing activities	(28,399)	46,895
Cash flows from financing activities:
Net increase (decrease) in deposits	51,283	(79,591)
Net increase in short-term borrowings	2,000	17,000
Repayment of long-term borrowings	(10,000)	—
Purchases of common stock for treasury	(481)	(396)
Cash dividends paid to common and preferred shareholders	(12,970)	(9,967)
Net cash provided by (used in) financing activities	29,832	(72,954)
Net increase in cash and cash equivalents	5,713	21,905
Cash and cash equivalents, beginning of period	87,321	124,442
Cash and cash equivalents, end of period	$93,034	$146,347

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Company provides diversified financial services through its subsidiaries, Five Star Bank (the “Bank”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly owned New York chartered banking subsidiary, the Bank. The Bank also has commercial loan production offices in Ellicott City (Baltimore), Maryland and Syracuse, New York, and indirect lending network relationships with franchised automobile dealers in the Capital District of New York. Effective January 1, 2024, the Company exited the Pennsylvania automobile market to align our focus more fully around its core Upstate New York market. Courier Capital provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. The Company’s Banking-as-a-Service (“BaaS”) business has offered banking capabilities to non-bank financial service providers and other financial technology firms, or FinTechs, allowing them to provide banking services to their end users. On September 16, 2024, the Company issued a press release announcing its intent to begin an orderly wind down of its BaaS offerings, following a careful review by the Company’s executive management and Board of Directors undertaken in conjunction with its annual strategic planning process. The Company had approximately $7 million of BaaS-related deposits on the balance sheet at June 30, 2025. We expect the remaining balance to flow out during the third quarter of 2025.

On April 1, 2024, the Company announced and closed the sale of the assets of its former subsidiary SDN Insurance Agency, LLC (“SDN”), which provided a broad range of insurance services to personal and business clients, to NFP Property & Casualty Services, Inc., a subsidiary of NFP Corp. The sale generated $27 million in proceeds, or a pre-tax gain of $13.7 million, after selling costs, of which $13.5 million was recorded to net gain (loss) on other assets in the Company’s statement of operations in the second quarter of 2024. The all-cash transaction value represented approximately four times our 2023 insurance revenue. Following the sale of the assets of SDN, the Company changed the name of the entity to Five Star Advisors LLC and expects to utilize it to serve as a conduit to refer insurance business to NFP.

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

Supplemental cash flow information is summarized as follows for the six months ended June 30, 2025, and 2024 (in thousands):

	2025	2024
Supplemental information:
Cash paid for interest	$65,762	$83,951
Cash paid for income taxes	—	3,107
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	142	63
Accrued and declared unpaid dividends	6,601	5,002

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. There were no participating securities outstanding for the three and six months ended June 30, 2025 and 2024. Therefore, the two-class method of calculating basic and diluted EPS was not applicable for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income available to common shareholders	$17,168	$25,265	$33,681	$26,970
Weighted average common shares outstanding:
Total shares issued	20,700	16,100	20,700	16,100
Unvested restricted stock awards	(10)	(10)	(10)	(10)
Treasury shares	(583)	(646)	(600)	(666)
Total basic weighted average common shares outstanding	20,107	15,444	20,090	15,424
Incremental shares from assumed:
Vesting of restricted stock awards	187	112	201	127
Total diluted weighted average common shares outstanding	20,294	15,556	20,291	15,551
Basic earnings per common share	$0.85	$1.64	$1.68	$1.75
Diluted earnings per common share	$0.85	$1.62	$1.66	$1.73

On December 13, 2024, the Company completed an underwritten public offering of 4,600,000 common shares at $25.00 per share.

For the three and six months ended June 30, 2025 and 2024, no average shares were excluded from the computation of diluted EPS because the effect would be antidilutive.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2025
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$275,474	$1,922	$5,238	$272,158
Federal Home Loan Mortgage Corporation	294,771	1,113	19,381	276,503
Government National Mortgage Association	271,801	—	22,520	249,281
Collateralized mortgage obligations:
Federal National Mortgage Association	13,680	174	1,142	12,712
Federal Home Loan Mortgage Corporation	16,809	125	2,338	14,596
Government National Mortgage Association	71,497	580	87	71,990
Total mortgage-backed securities	944,032	3,914	50,706	897,240
Other debt securities	18,653	256	—	18,909
Total available for sale securities	$962,685	$4,170	$50,706	$916,149
Securities held to maturity:
U.S. Government agency and government sponsored enterprises	$6,738	$—	$187	$6,551
State and political subdivisions	36,084	31	5,779	30,336
Mortgage-backed securities:
Federal National Mortgage Association	4,981	—	460	4,521
Federal Home Loan Mortgage Corporation	7,283	—	1,162	6,121
Government National Mortgage Association	17,192	—	1,863	15,329
Collateralized mortgage obligations:
Federal National Mortgage Association	7,089	—	473	6,616
Federal Home Loan Mortgage Corporation	10,003	—	501	9,502
Government National Mortgage Association	2,751	—	172	2,579
Total mortgage-backed securities	49,299	—	4,631	44,668
Total held to maturity securities	92,121	$31	$10,597	$81,555
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$92,119

December 31, 2024
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	287,416	1	9,447	277,970
Federal Home Loan Mortgage Corporation	350,495	206	25,355	325,346
Government National Mortgage Association	216,392	84	23,210	193,266
Collateralized mortgage obligations:
Federal National Mortgage Association	14,720	—	1,320	13,400
Federal Home Loan Mortgage Corporation	20,357	136	2,732	17,761
Government National Mortgage Association	74,677	3	404	74,276
Privately issued	—	365	—	365
Total mortgage-backed securities	964,057	795	62,468	902,384
Other debt securities	8,663	69	11	8,721
Total available for sale securities	$972,720	$864	$62,479	$911,105

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2024 (continued)
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$16,663	$—	$512	$16,151
State and political subdivisions	45,333	26	5,192	40,167
Mortgage-backed securities:
Federal National Mortgage Association	5,120	—	580	4,540
Federal Home Loan Mortgage Corporation	7,365	—	1,367	5,998
Government National Mortgage Association	18,410	—	2,217	16,193
Collateralized mortgage obligations:
Federal National Mortgage Association	8,777	—	658	8,119
Federal Home Loan Mortgage Corporation	11,309	—	727	10,582
Government National Mortgage Association	3,026	—	220	2,806
Total mortgage-backed securities	54,007	—	5,769	48,238
Total held to maturity securities	116,003	$26	$11,473	$104,556
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$116,001

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $3.3 million and $3.4 million as of June 30, 2025 and December 31, 2024, respectively. For held to maturity (“HTM”) debt securities, AIR totaled $396 thousand and $456 thousand as of June 30, 2025 and December 31, 2024, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three and six months ended June 30, 2025 and 2024, the provision for credit losses for HTM investment securities was less than $1 thousand in each period.

Investment securities with a total fair value of $860.8 million and $828.8 million at June 30, 2025 and December 31, 2024, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The proceeds and related gain or loss on sales of securities available for sale for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Proceeds from sales	$64,955	$—	$64,955	$—
Gross realized gains	608	—	608	—
Gross realized losses	(605)	—	(605)	—

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2025 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$—	$—
Due from one to five years	11	11
Due after five years through ten years	42,452	42,910
Due after ten years	920,222	873,228
Total available for sale securities	$962,685	$916,149
Debt securities held to maturity:
Due in one year or less	$8,335	$8,335
Due from one to five years	9,783	9,219
Due after five years through ten years	25,202	22,770
Due after ten years	48,801	41,231
Total held to maturity securities	$92,121	$81,555

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2025
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$27,873	$19	$19,558	$5,219	$47,431	$5,238
Federal Home Loan Mortgage Corporation	—	—	67,972	19,381	67,972	19,381
Government National Mortgage Association	178,974	3,279	70,295	19,241	249,269	22,520
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	3,622	1,142	3,622	1,142
Federal Home Loan Mortgage Corporation	—	—	7,512	2,338	7,512	2,338
Government National Mortgage Association	29,515	87	—	—	29,515	87
Total mortgage-backed securities	236,362	3,385	168,959	47,321	405,321	50,706
Total AFS debt securities with unrealized losses	$236,362	$3,385	$168,959	$47,321	$405,321	$50,706

December 31, 2024
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	258,197	3,525	19,732	5,922	277,929	9,447
Federal Home Loan Mortgage Corporation	228,956	2,941	75,647	22,414	304,603	25,355
Government National Mortgage Association	113,772	2,120	69,935	21,090	183,707	23,210
Collateralized mortgage obligations:
Federal National Mortgage Association	9,742	16	3,658	1,304	13,400	1,320
Federal Home Loan Mortgage Corporation	2,411	29	7,655	2,703	10,066	2,732
Government National Mortgage Association	64,493	404			64,493	404
Total mortgage-backed securities	677,571	9,035	176,627	53,433	854,198	62,468
Other debt securities	3,652	11	—	—	3,652	11
Total available for sale securities	681,223	9,046	176,627	53,433	857,850	62,479
Total AFS debt securities with unrealized losses	$681,223	$9,046	$176,627	$53,433	$857,850	$62,479

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

The total number of AFS securities’ positions in the investment portfolio in an unrealized loss position, for which an allowance for credit losses had not been recorded, was 50 at June 30, 2025 and 76 at December 31, 2024. At June 30, 2025, the Company had a position in 35 investment securities with a fair value of $169.0 million and a total unrealized loss of $47.3 million that had been in a continuous unrealized loss position for more than 12 months, and a total of 15 securities’ positions in the Company’s investment portfolio with a fair value of $236.4 million and a total unrealized loss of $3.4 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2024, the Company had a position in 37 investment securities with a fair value of $176.6 million and a total unrealized loss of $53.4 million that had been in a continuous unrealized loss position for more than 12 months, and a total of 39 securities’ positions in the Company’s investment portfolio with a fair value of $681.2 million and a total unrealized loss of $9.0 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of June 30, 2025 and December 31, 2024, no allowance for credit losses had been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company expects to recover the amortized cost basis of its investments and more than likely will not need to sell before the recovery period for operating purposes, with no impairment identified. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of June 30, 2025, $31.1 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $5.0 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2024, $41.9 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $3.4 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and no municipal bonds were rated below investment grade.

As of June 30, 2025 and December 31, 2024, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
June 30, 2025
Commercial business	$725,691	$527	$726,218
Commercial mortgage–construction	538,722	(2,170)	536,552
Commercial mortgage–multifamily	496,832	(609)	496,223
Commercial mortgage–non-owner occupied	874,304	(1,097)	873,207
Commercial mortgage–owner occupied	309,184	(13)	309,171
Residential real estate loans	637,342	9,863	647,205
Residential real estate lines	72,452	3,223	75,675
Consumer indirect	807,798	25,654	833,452
Other consumer	38,366	(67)	38,299
Total	$4,500,691	$35,311	4,536,002
Allowance for credit losses–loans			(47,291)
Total loans, net			$4,488,711
December 31, 2024
Commercial business	$664,846	$475	$665,321
Commercial mortgage–construction	584,296	(1,677)	582,619
Commercial mortgage–multifamily	471,499	(545)	470,954
Commercial mortgage–non-owner occupied	859,079	(1,092)	857,987
Commercial mortgage–owner occupied	288,042	(6)	288,036
Residential real estate loans	639,466	10,740	650,206
Residential real estate lines	72,308	3,244	75,552
Consumer indirect	819,116	26,656	845,772
Other consumer	42,827	(70)	42,757
Total	$4,441,479	$37,725	4,479,204
Allowance for credit losses–loans			(48,041)
Total loans, net			$4,431,163

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $2.4 million and $2.3 million as of June 30, 2025 and December 31, 2024, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $281.6 million and $280.8 million as of June 30, 2025 and December 31, 2024, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2025, and December 31, 2024, AIR for loans totaled $21.2 million and $19.9 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no specific allowance
June 30, 2025
Commercial business	$267	$5,495	$—	$5,762	$3,671	$716,258	$725,691	$324
Commercial mortgage–construction	—	2,377	—	2,377	19,621	516,724	538,722	19,460
Commercial mortgage–multifamily	—	—	—	—	—	496,832	496,832	—
Commercial mortgage–non-owner occupied	—	—	—	—	164	874,140	874,304	164
Commercial mortgage–owner occupied	231	—	—	231	—	308,953	309,184	—
Residential real estate loans	2,261	—	—	2,261	5,885	629,196	637,342	5,885
Residential real estate lines	80	10	—	90	299	72,063	72,452	299
Consumer indirect	7,178	1,484	—	8,662	2,571	796,565	807,798	2,571
Other consumer	371	8	34	413	191	37,762	38,366	191
Total loans, gross	$10,388	$9,374	$34	$19,796	$32,402	$4,448,493	$4,500,691	$28,894
December 31, 2024
Commercial business	$293	$9	$8	$310	$5,609	$658,927	$664,846	$427
Commercial mortgage–construction	-	2,285	-	2,285	20,280	561,731	584,296	19,460
Commercial mortgage–multifamily	-	-	-	-	-	471,499	471,499	-
Commercial mortgage–non-owner occupied	256	-	-	256	4,773	854,050	859,079	4,773
Commercial mortgage–owner occupied	-	-	-	-	354	287,688	288,042	354
Residential real estate loans	3,435	95	-	3,530	6,918	629,018	639,466	6,918
Residential real estate lines	370	47	-	417	253	71,638	72,308	253
Consumer indirect	12,734	2,219	-	14,953	3,157	801,006	819,116	3,157
Other consumer	109	135	35	279	19	42,529	42,827	19
Total loans, gross	$17,197	$4,790	$43	$22,030	$41,363	$4,378,086	$4,441,479	$35,361

There were $36 thousand and $35 thousand in consumer overdrafts which were past due greater than 90 days as of June 30, 2025 and December 31, 2024, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2025 and 2024. Estimated interest income of $423 thousand and $495 thousand for the three months ended June 30, 2025 and 2024, respectively, and $627 thousand and $748 thousand for the six months ended June 30, 2025 and 2024, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted, for the following periods (in thousands):

Term Extension
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Loan Type
Commercial business	$—	$—	$—	$—
Commercial mortgage–construction	—	—	—	—
Commercial mortgage–multifamily	—	—	—	—
Commercial mortgage–non-owner occupied	—	—	—	—
Commercial mortgage–owner occupied	—	—	—	—
Residential real estate loans	317	295	686	449
Residential real estate lines	—	—	—	—
Consumer indirect	—	—	—	—
Other consumer	—	—	—	—
Total	$317	$295	$686	$449

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.0 years to the life of the loan, which reduced the monthly payment amount for the borrower.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended June 30, 2025 (in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Commercial business	$—	$—	$—
Commercial mortgage–construction	—	—	—
Commercial mortgage–multifamily	—	—	—
Commercial mortgage–non-owner occupied	—	—	—
Commercial mortgage–owner occupied	—	—	—
Residential real estate loans	546	140	323
Residential real estate lines	—	—	—
Consumer indirect	—	—	—
Other consumer	—	—	—
Total	$546	$140	$323

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured when a borrower is experiencing financial difficulty, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of June 30, 2025 and December 31, 2024 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve

June 30, 2025
Commercial business	$5,777	$3,230	$9,007	$3,039
Commercial mortgage–construction	—	19,621	19,621	161
Commercial mortgage–multifamily	—	4,452	4,452	—
Commercial mortgage–non-owner occupied	—	12,994	12,994	—
Commercial mortgage–owner occupied	—	512	512	—
Total	$5,777	$40,809	$46,586	$3,200

December 31, 2024
Commercial business	$5,860	$5,000	$10,860	$2,073
Commercial mortgage–construction	—	29,792	29,792	820
Commercial mortgage–multifamily	—	—	—	—
Commercial mortgage–non-owner occupied	—	17,767	17,767	—
Commercial mortgage–owner occupied	—	720	720	—
Total	$5,860	$53,279	$59,139	$2,893

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

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Due to the high probability of loss, nonaccrual accounting is required for all assets listed as doubtful.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2025
Commercial business:
Uncriticized	$72,487	$114,796	$87,416	$59,276	$40,254	$29,072	$295,907	$—	$699,208
Special mention	40	2,323	3,660	—	16	2,585	7,364	—	15,988
Substandard	—	156	343	9	—	173	6,698	—	7,379
Doubtful	—	—	—	3,113	21	172	337	—	3,643
Total	$72,527	$117,275	$91,419	$62,398	$40,291	$32,002	$310,306	$—	$726,218
Current period gross write-offs	$—	$—	$—	$1,932	$14	$129	$—	$—	$2,075

Commercial mortgage–construction
Uncriticized	$11,301	$82,325	$172,695	$232,896	$—	$5,829	$—	$—	$505,046
Special mention	—	—	6,240	3,268	2,377	—	—	—	11,885
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	173	—	19,448	—	—	—	19,621
Total	$11,301	$82,325	$179,108	$236,164	$21,825	$5,829	$—	$—	$536,552
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–multifamily
Uncriticized	$37,821	$25,279	$104,571	$55,952	$140,216	$119,664	$—	$—	$483,503
Special mention	—	—	—	320	—	7,867	—	—	8,187
Substandard	—	—	—	4,223	—	310	—	—	4,533
Doubtful	—	—	—	—	—	—	—	—	—
Total	$37,821	$25,279	$104,571	$60,495	$140,216	$127,841	$—	$—	$496,223
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–non-owner occupied
Uncriticized	$67,477	$80,600	$67,159	$238,774	$91,416	$304,025	$—	$—	$849,451
Special mention	—	—	—	—	4,619	5,738	—	—	10,357
Substandard	—	—	12,994	328	—	77	—	—	13,399
Doubtful	—	—	—	—	—	—	—	—	—
Total	$67,477	$80,600	$80,153	$239,102	$96,035	$309,840	$—	$—	$873,207
Current period gross write-offs	$—	$—	$—	$—	$—	$597	$—	$—	$597

Commercial mortgage–owner occupied
Uncriticized	$11,015	$68,195	$24,027	$64,368	$39,076	$98,987	$—	$—	$305,668
Special mention	—	—	—	—	—	2,256	—	—	2,256
Substandard	—	—	—	—	205	878	—	—	1,083
Doubtful	—	—	—	—	—	164	—	—	164
Total	$11,015	$68,195	$24,027	$64,368	$39,281	$102,285	$—	$—	$309,171
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2025
Residential real estate loans:
Performing	$22,680	$57,367	$106,461	$73,081	$70,826	$310,905	$—	$—	$641,320
Nonperforming	—	112	514	506	1,005	3,748	—	—	5,885
Total	$22,680	$57,479	$106,975	$73,587	$71,831	$314,653	$—	$—	$647,205
Current period gross write-offs	$—	$—	$17	$—	$129	$16	$—	$—	$162

Residential real estate lines:
Performing	$—	$—	$—	$—	$—	$—	$71,496	$3,880	$75,376
Nonperforming	—	—	—	—	—	—	141	158	299
Total	$—	$—	$—	$—	$—	$—	$71,637	$4,038	$75,675
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$27	$27

Consumer indirect:
Performing	$158,095	$187,733	$151,811	$185,473	$111,617	$36,152	$—	$—	$830,881
Nonperforming	75	313	570	816	506	291	—	—	2,571
Total	$158,170	$188,046	$152,381	$186,289	$112,123	$36,443	$—	$—	$833,452
Current period gross write-offs	$17	$1,095	$1,915	$3,163	$1,918	$869	$—	$—	$8,977

Other consumer:
Performing	$3,095	$5,689	$24,572	$1,713	$455	$300	$2,250	$—	$38,074
Nonperforming	—	10	171	7	—	—	37	—	225
Total	$3,095	$5,699	$24,743	$1,720	$455	$300	$2,287	$—	$38,299
Current period gross write-offs	$175	$87	$414	$29	$11	$11	$26	$—	$753

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Allowance for Credit Losses–Loans

The following table sets forth the changes in the allowance for credit losses – loans for the three and six months ended June 30, 2025 and 2024 (in thousands):

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2025
Allowance for credit losses–loans:
Beginning balance	$7,621	$5,312	$4,110	$9,709	$4,013	$4,862	$949	$11,798	$590	$48,964
Charge-offs	(1,936)	—	—	(597)	—	(97)	(27)	(4,149)	(541)	(7,347)
Recoveries	33	—	—	1	1	5	—	3,207	50	3,297
(Benefit) provision	3,278	(798)	(180)	(245)	(927)	(132)	47	927	407	2,377
Ending balance	$8,996	$4,514	$3,930	$8,868	$3,087	$4,638	$969	$11,783	$506	$47,291

Six months ended June 30, 2025
Beginning balance	$8,665	$6,824	$3,458	$7,330	$4,183	$3,596	$793	$12,705	$487	$48,041
Charge-offs	(2,075)	—	—	(597)	—	(162)	(27)	(8,977)	(753)	(12,591)
Recoveries	115	—	—	2	2	29	—	5,886	138	6,172
(Benefit) provision	2,291	(2,310)	472	2,133	(1,098)	1,175	203	2,169	634	5,669
Ending balance	$8,996	$4,514	$3,930	$8,868	$3,087	$4,638	$969	$11,783	$506	$47,291

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2024
Allowance for credit losses–loans:
Beginning balance	$12,991	$3,593	$3,159	$5,546	$1,815	$4,630	$794	$9,854	$693	$43,075
Charge-offs	(53)	—	—	—	—	(99)	—	(3,746)	(311)	(4,209)
Recoveries	46	—	—	2	1	3	—	2,902	133	3,087
Provision	(738)	117	850	532	(250)	(323)	(25)	1,832	4	1,999
Ending balance	$12,246	$3,710	$4,009	$6,080	$1,566	$4,211	$769	$10,842	$519	$43,952
Six months ended June 30, 2024
Beginning balance	$13,102	3,710	4,009	6,074	2,065	$5,286	$764	$14,099	$1,973	51,082
Charge-offs	(70)	—	—	—	—	(107)	—	(9,963)	(580)	(10,720)
Recoveries	100	—	—	3	1	7	—	6,146	220	6,477
Provision (benefit)	(886)	—	—	3	(500)	(975)	5	560	(1,094)	(2,887)
Ending balance	$12,246	$3,710	$4,009	$6,080	$1,566	$4,211	$769	$10,842	$519	$43,952

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities:

		June 30,	December 31,
	Balance Sheet Location	2025	2024
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$39,609	$39,343
Accumulated amortization	Other assets	(9,873)	(8,974)
Net book value		$29,736	$30,369

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$32,193	$32,763

The weighted average remaining lease term for operating leases was 19.5 years at June 30, 2025 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.93%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LEASES (Continued)

The following table represents lease costs and other lease information:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Lease costs:
Operating lease costs	$782	$778	$1,559	$1,552
Variable lease costs (1)	100	89	227	195
Sublease income	(35)	(37)	(69)	(67)
Net lease costs	$847	$830	$1,717	$1,680

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$756	$754	$1,512	$1,508
Right of use assets obtained in exchange for new operating lease liabilities	$—	$350	$311	$678

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at June 30, 2025 (in thousands):

Twelve months ended June 30,
2025	$1,481
2026	2,859
2027	2,832
2028	2,547
2029	2,246
Thereafter	35,113
Total future minimum operating lease payments	47,078
Amounts representing interest	(14,885)
Present value of net future minimum operating lease payments	$32,193

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual goodwill impairment test as of October 1st. The Company did not identify an indication of goodwill impairment for any of its reporting units during the quarter ended June 30, 2025.

The carrying amount of goodwill totaled $58.1 million as of June 30, 2025 and December 31, 2024.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

	June 30,	December 31,
	2025	2024
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,042)	(2,042)
Net book value	$—	$—

Other intangibles:
Gross carrying amount	$7,243	$7,243
Accumulated amortization	(4,818)	(4,606)
Net book value	$2,425	$2,637

Amortization expense for total other intangible assets was $105 thousand and $212 thousand for the three and six months ended June 30, 2025 and $114 thousand and $331 thousand for the three and six months ended June 30, 2024. The weighted average remaining amortization period for other intangibles was 11.8 years.

As of June 30, 2025, the estimated amortization expense of other intangible assets for the remainder of 2025 and each of the next five years is as follows (in thousands):

2025 (remainder of year)	$203
2026	379
2027	343
2028	308
2029	272
2030	236
Thereafter	684
Total	$2,425

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of the dates indicated are as follows (in thousands):

	June 30,	December 31,
	2025	2024
Other Assets:
Tax credit investments	$66,082	$71,861
Net deferred tax asset	56,461	60,885
Derivative instruments	31,766	46,133
Operating lease right of use assets	29,736	30,369
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	20,798	18,261
Accrued interest receivable	24,928	23,748
Other	49,785	50,454
Total other assets	$279,556	$301,711

Other Liabilities:
Collateral on derivative instruments	$27,900	$45,960
Derivative instruments	28,490	41,410
Operating lease right of use obligations	32,193	32,763
Accrued interest expense	23,687	25,856
Other	57,854	73,539
Total other liabilities	$170,124	$219,528

Included in Other Liabilities–Other as of both June 30, 2025 and December 31, 2024 was a $23.0 million accrual for a contingent litigation liability. Refer to Note 13, Commitments and Contingencies, for more information related to this legal proceeding.

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

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows at June 30, 2025 (dollars in thousands):

Effective Date	Expiration Date	Notional Amount	Pay Fixed Rate
4/11/2022	4/11/2027	$50,000	0.787%
1/24/2023	1/24/2026	$30,000	3.669%
5/5/2023	5/5/2026	$25,000	3.4615%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $1.0 million in accumulated other comprehensive loss related to derivatives will be reclassified as an increase to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of June 30, 2025 and December 31, 2024 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount			Fair value			Fair value
	June 30, 2025	December 31, 2024	Balance Sheet Line Item	June 30, 2025	December 31, 2024	Balance Sheet Line Item	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Cash flow hedges	$105,000	$105,000	Other assets	$3,218	$4,693	Other liabilities	$—	$—
Total derivatives	$105,000	$105,000		$3,218	$4,693		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	$1,131,396	$1,123,909	Other assets	$28,375	$41,318	Other liabilities	$28,376	$41,319
Credit contracts	88,666	84,845	Other assets	—	—	Other liabilities	—	—
Mortgage banking	13,974	12,770	Other assets	173	122	Other liabilities	114	91
Total derivatives	$1,234,036	$1,221,524		$28,548	$41,440		$28,490	$41,410

(1)
The Company was holding collateral of $27.9 million and $46.0 million against its net obligations under these contracts at June 30, 2025 and December 31, 2024, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and six months ended June 30, 2025 and 2024 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended June 30,		Six months ended June 30,
Undesignated derivatives	recognized in income	2025	2024	2025	2024
Interest rate swaps	Income from derivative instruments, net	$304	$448	$425	$449
Credit contracts	Income from derivative instruments, net	22	—	137	5
Mortgage banking	Income from derivative instruments, net	13	(71)	27	97
Total undesignated		$339	$377	$589	$551

(9.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and six months ended June 30, 2025 and 2024:

	Outstanding	Treasury	Issued
2025
Shares at December 31, 2024	20,076,572	622,984	20,699,556
Restricted stock awards issued	667	(667)	—
Stock awards	654	(654)	—
Restricted stock units released	50,270	(50,270)	—
Treasury stock purchases	(18,451)	18,451	—
Shares at March 31, 2025	20,109,712	589,844	20,699,556
Restricted stock awards issued	14,971	(14,971)	—
Stock awards	2,892	(2,892)	—
Shares at June 30, 2025	20,127,575	571,981	20,699,556

2024
Shares at December 31, 2023	15,407,406	692,150	16,099,556
Restricted stock units released	60,989	(60,989)	—
Treasury stock purchases	(21,446)	21,446	—
Shares at March 31, 2024	15,446,949	652,607	16,099,556
Restricted stock awards issued	22,011	(22,011)	—
Restricted stock awards forfeited	(1,000)	1,000	—
Stock awards	4,141	(4,141)	—
Restricted stock units released	500	(500)	—
Treasury stock purchases	(206)	206	—
Shares at June 30, 2024	15,472,395	627,161	16,099,556

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

(9.) SHAREHOLDERS’ EQUITY (CONTINUED)

Share Repurchase Programs

In June 2022, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 766,447 shares of common stock (the “2022 Share Repurchase Program”). Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. As of June 30, 2025, no shares have been repurchased under the 2022 Share Repurchase Program.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the components of other comprehensive (loss) income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2025
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$109	$28	$81
Reclassification adjustment for net gains included in net income (1)	8	2	6
Total securities available for sale and transferred securities	117	30	87
Hedging derivative instruments:
Change in unrealized gain during the period	(550)	(141)	(409)
Pension obligations:
Amortization of prior service credit included in income	(134)	(34)	(100)
Amortization of net actuarial loss included in income	274	71	203
Total pension obligations	140	37	103
Other comprehensive (loss)	$(293)	$(74)	$(219)
Six months ended June 30, 2025
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$15,081	$3,864	$11,217
Reclassification adjustment for net gains included in net income (1)	20	5	15
Total securities available for sale and transferred securities	15,101	3,869	11,232
Hedging derivative instruments:
Change in unrealized gain during the period	(1,410)	(361)	(1,049)
Pension obligations:
Amortization of prior service credit included in income	(268)	(67)	(201)
Amortization of net actuarial loss included in income	548	140	408
Total pension obligations	280	73	207
Other comprehensive income	$13,971	$3,581	$10,390

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive (Loss) Income
Three months ended June 30, 2025
Balance at beginning of period	$2,445	$(34,790)	$(9,650)	$(41,995)
Other comprehensive (loss) income before reclassifications	(409)	81	—	(328)
Amounts reclassified from accumulated other comprehensive income	—	6	103	109
Net current period other comprehensive (loss) income	(409)	87	103	(219)
Balance at end of period	$2,036	$(34,703)	$(9,547)	$(42,214)
Six months ended June 30, 2025
Balance at beginning of period	$3,085	$(45,935)	$(9,754)	$(52,604)
Other comprehensive (loss) income before reclassifications	(1,049)	11,217	—	10,168
Amounts reclassified from accumulated other comprehensive income	—	15	207	222
Net current period other comprehensive (loss) income	(1,049)	11,232	207	10,390
Balance at end of period	$2,036	$(34,703)	$(9,547)	$(42,214)
Three months ended June 30, 2024
Balance at beginning of period	$4,586	$(119,070)	$(11,780)	$(126,264)
Other comprehensive income (loss) before reclassifications	(205)	519	—	314
Amounts reclassified from accumulated other comprehensive income	—	10	166	176
Net current period other comprehensive (loss) income	(205)	529	166	490
Balance at end of period	$4,381	$(118,541)	$(11,614)	$(125,774)
Six months ended June 30, 2024
Balance at beginning of period	$3,911	$(111,906)	$(11,946)	$(119,941)
Other comprehensive income (loss) before reclassifications	470	(6,655)	—	(6,185)
Amounts reclassified from accumulated other comprehensive income	—	20	332	352
Net current period other comprehensive income (loss)	470	(6,635)	332	(5,833)
Balance at end of period	$4,381	$(118,541)	$(11,614)	$(125,774)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2025 and 2024 (in thousands):

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statement of Operations
	Three months ended June 30,
	2025	2024

Realized gain on sale of investment securities	$3	$—	Net gain on sale or call of securities
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	(11)	(13)	Interest income
	(8)	(13)	Total before tax
	2	3	Income tax expense
	(6)	(10)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	134	134	Salaries and employee benefits
Net actuarial losses (1)	(274)	(357)	Salaries and employee benefits
	(140)	(223)	Total before tax
	37	57	Income tax benefit
	(103)	(166)	Net of tax
Total reclassified for the period	$(109)	$(176)
	Six months ended
	June 30,
	2025	2024
Realized loss on sale of investment securities	$3	$—	Net gain on sale or call of securities
Amortization of unrealized holding gains on investment securities transferred from available for sale to held to maturity	(23)	(27)	Interest income
	(20)	(27)	Total before tax
	5	7	Income tax expense
	(15)	(20)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	268	268	Salaries and employee benefits
Net actuarial losses (1)	(548)	(715)	Salaries and employee benefits
	(280)	(447)	Total before tax
	73	115	Income tax benefit
	(207)	(332)	Net of tax
Total reclassified for the period	$(222)	$(352)

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

The Company granted restricted stock awards (“RSAs”), restricted stock unit award (“RSUs”), and performance-based restricted stock units (“PSUs”) during the six months ended June 30, 2025 as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
RSAs	15,638	$25.35
RSUs	202,379	$23.21
PSUs	42,232	$23.26

The grant date for the RSAs granted during the six months ended June 30, 2025 was equal to the closing market price of our common stock on the day of the 2025 annual shareholder meeting. The grant-date fair value for the RSUs and PSUs granted during the six months ended June 30, 2025 was equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

Fifty percent of the RSAs granted during the six months ended June 30, 2025 vested on the grant date. The remaining RSAs will vest the day before the Company’s next annual meeting. The RSUs and PSUs granted during the six months ended June 30, 2025 will generally vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Salaries and employee benefits	$713	$505	$1,166	$1,033
Other noninterest expense	241	241	294	282
Total share-based compensation expense	$954	$746	$1,460	$1,315

Income tax benefit realized for compensation costs	$118	$94	$456	$383

At June 30, 2025, there was $6.8 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.36 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) EMPLOYEE BENEFIT PLANS

The Company participates in a non-contributory defined benefit pension plan for certain employees who meet participation requirements. The components of the Company’s net periodic benefit expense for its pension obligations were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service cost	$422	$491	$844	$982
Interest cost on projected benefit obligation	888	861	1,776	1,722
Expected return on plan assets	(849)	(1,005)	(1,698)	(2,009)
Amortization of unrecognized prior service credit	(134)	(134)	(268)	(268)
Amortization of unrecognized net actuarial loss	274	357	548	715
Net periodic benefit expense	$601	$570	$1,202	$1,142

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Commitments to extend credit	$1,368,130	$1,273,646
Standby letters of credit	16,368	14,559

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

Unfunded Commitments

At June 30, 2025 and December 31, 2024, the allowance for credit losses for unfunded commitments totaled $3.9 million and $4.1 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. The credit loss (benefit) for unfunded commitments was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Credit loss (benefit) for unfunded commitments	$185	$42	$(179)	$(527)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) COMMITMENTS AND CONTINGENCIES (continued)

Contingent Liabilities and Litigation

On March 7, 2025, following a mediation held on February 28, 2025, the Company entered into a Settlement Agreement (“the Settlement Agreement”) with plaintiffs in the previously disclosed class action lawsuit to which the Company and the Bank are parties, brought by borrowers in New York and Pennsylvania in Pennsylvania state court regarding notices the Bank sent to defaulting borrowers after their vehicles were repossessed, which were alleged to have not fully complied with the relevant portions of the Uniform Commercial Code in both states. As part of the Settlement Agreement, which is subject to court approval, the Company agreed to make a cash payment in the amount of $29.5 million in full resolution of the matter. The Company does not anticipate that additional amounts will be accrued for this matter in 2025 or other future periods. The Company determined that the March 7, 2025 event met the definition of a recognized subsequent event in accordance with ASC Topic 855, Subsequent Events, at the December 31, 2024 balance sheet date, and recorded a $23.0 million pre-tax litigation accrual, which reflects the agreed upon settlement less approximately $6.5 million of available related insurance proceeds, in the Company’s December 31, 2024 consolidated financial statements. The settlement resulted in an after-tax loss of approximately $17.1 million in 2024. On March 20, 2025, Plaintiffs filed an uncontested motion seeking preliminary approval of the settlement which was approved by the court on July 29, 2025. The court set a final approval hearing date for November 4, 2025. Before August 29, 2025, the settlement administrator will mail the class notices to all class members. Plaintiffs are required to file a motion for final court approval by October 31, 2025.

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

Investment in limited partnership: The fair value of the investment in limited partnership was based on estimated market prices from independently prepared current appraisals and are classified as Level 3 in the fair value hierarchy.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2025
Measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities	$—	$897,240	$—	$897,240
Other assets:
Other debt securities	—	18,909	—	18,909
Hedging derivative instruments	—	3,218	—	3,218
Fair value adjusted through comprehensive income	$—	$919,367	$—	$919,367
Other assets:
Derivative instruments – interest rate swaps	—	28,375	—	28,375
Derivative instruments – mortgage banking	—	173	—	173
Other liabilities:
Derivative instruments – interest rate swaps	—	(28,376)	—	(28,376)
Derivative instruments – mortgage banking	—	(114)	—	(114)
Fair value adjusted through net income	$—	$58	$—	$58
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,356	$—	$2,356
Collateral dependent loans	—	—	46,586	46,586
Other assets:
Investment in limited partnership	—	—	3,676	3,676
Long-lived assets held for sale	—	—	528	528
Loan servicing rights	—	—	1,575	1,575
Other real estate owned	—	—	142	142
Total	$—	$2,356	$52,507	$54,863

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2025. There were no liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2025.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2025 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$46,586	Appraisal of collateral (1)	Appraisal adjustments (2)	37.1% (3) / 0 - 77.3%
Loan servicing rights	$1,575	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	12.7% (3)
Investment in limited partnership	$3,676	Appraisal of collateral (1)	Appraisal adjustments (2)	0%
Long-lived assets held for sale	$528	Appraisal of collateral (1)	Appraisal adjustments (2)	12.0%
Other real estate owned	$142	Appraisal of collateral (1)	Appraisal adjustments (2)	40.0%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the six months ended June 30, 2025 and 2024.

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

	Level in Fair Value Measurement Hierarchy	June 30, 2025		December 31, 2024
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$93,034	$93,034	$87,321	$87,321
Securities available for sale	Level 2	916,149	916,149	911,105	911,105
Securities held to maturity, net	Level 2	92,119	81,555	116,001	104,556
Loans held for sale	Level 2	2,356	2,356	2,280	2,280
Loans	Level 2	4,442,125	4,334,122	4,374,917	4,277,167
Loans (1)	Level 3	46,586	46,586	56,246	56,246
Long-lived assets held for sale	Level 3	528	528	596	596
Accrued interest receivable	Level 1	24,928	24,928	23,748	23,748
Derivative instruments–cash flow hedges	Level 2	3,218	3,218	4,693	4,693
Derivative instruments–interest rate products	Level 2	28,375	28,375	41,318	41,318
Derivative instruments–mortgage banking	Level 2	173	173	122	122
FHLB and FRB stock	Level 2	20,798	20,798	18,261	18,261
Financial liabilities:
Non-maturity deposits	Level 1	3,543,514	3,543,514	3,559,559	3,559,559
Time deposits	Level 2	1,612,500	1,607,647	1,545,172	1,541,013
Short-term borrowings	Level 1	101,000	101,000	99,000	99,000
Long-term borrowings	Level 2	114,960	121,187	124,842	127,402
Accrued interest payable	Level 1	23,687	23,687	25,856	25,856
Derivative instruments–cash flow hedges	Level 2	—	—	—	—
Derivative instruments–interest rate products	Level 2	28,376	28,376	41,319	41,319
Derivative instruments–mortgage banking	Level 2	114	114	91	91

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.) SEGMENT REPORTING (Continued)

The following table presents balance sheet information of the Company’s segment as of periods indicated (in thousands).

	June 30, 2025	December 31, 2024
Segment assets
Goodwill	$48,536	$48,536
Total segment assets	$6,105,894	$6,080,731
Reconciliation of consolidated total assets
Goodwill - Courier Capital	9,585	9,585
Intangible assets, net - Courier Capital	2,425	2,637
Other assets	25,862	24,735
Elimination of intercompany receivables	—	(603)
Consolidated total assets	$6,143,766	$6,117,085

The following table presents information regarding the Company’s segment for the periods indicated (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income	$82,867	$78,788	$163,918	$157,201
Interest expense	32,694	36,534	65,820	73,805
Segment net interest income	50,173	42,254	98,098	83,396
Noninterest income	7,868	7,989	15,638	14,485
Segment noninterest expense	32,505	30,418	62,980	80,135
Income (loss) before provision for credit losses and income taxes	25,536	19,825	50,756	17,746
(Provision) benefit for credit losses	(2,562)	(2,041)	(5,490)	3,415
Income before income taxes	22,974	17,784	45,266	21,161
Income tax expense	(4,289)	(1,288)	(8,329)	(1,744)
Segment net income	$18,685	$16,496	$36,937	$19,417

Reconciliation of consolidated net interest income:
Interest expense (1)	1,051	1,061	2,112	2,121
Consolidated net interest income	49,122	41,193	95,986	81,275

Reconciliation of consolidated net income:
Insurance income (2)	—	—	—	2,130
Investment advisory income (3)	2,844	2,644	5,549	5,118
Other fees and income	(95)	13,381	(197)	13,182
Other noninterest expense	(3,177)	(2,602)	(6,387)	(6,898)
Income before income tax benefit	17,206	28,858	33,790	30,828
Income tax benefit	326	(3,229)	620	(3,129)
Consolidated net income	$17,532	$25,629	$34,410	$27,699

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

We prioritize customer acquisition through cost-effective, high-demand digital, virtual and physical channels, while maintaining a community bank distinctiveness relative to larger banks and digital-only neobanks. We leverage the retail branch network and customer contact center to build trust and credibility, provide personal financial education and advice, offer convenience, and bridge digital and physical channels. Our enhanced digital capabilities complement a continued focus on a consistent customer experience and engagement across physical and virtual channels, including using branches to create deeper engagement and relationships with customers, balancing customer engagement with efficiency opportunities (e.g., framing outreach to the customer contact center to teach customers how to use digital channels, in addition to addressing the reason for the call), and maintaining and expanding our customer reach digitally, physically or virtually. By employing digital channels across our current products and services, we deepen existing relationships and enter new geographies or market segments that would otherwise be prohibitively expensive targets using traditional approaches. Deepening our existing digital capabilities allows us to capitalize on a shift in customer preferences away from physical branches. On September 16, 2024, we announced our intent to begin an orderly wind down of our BaaS offerings, following a careful review by the Company’s executive management and Board of Directors undertaken in conjunction with its annual strategic planning process. As expected, the majority of BaaS-related deposits were off the balance sheet by mid-2025. We expect the remaining balance to flow out during the third quarter of 2025.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

EXECUTIVE OVERVIEW

Summary of 2025 Second Quarter Results

Net income decreased $8.1 million to $17.5 million for the second quarter of 2025 compared to $25.6 million for the second quarter of 2024. Net income available to common shareholders for the second quarter of 2025 was $17.2 million, or $0.85 per diluted share, compared with $25.3 million, or $1.62 per diluted share, for the second quarter of 2024. Return on average common equity was 11.88% and return on average assets was 1.13% for the second quarter of 2025 compared to 23.51% and 1.68%, respectively, for the second quarter of 2024. Second quarter 2024 results benefited from a pre-tax gain of $13.5 million, after selling costs, associated with the sale of the assets of SDN on April 1, 2024.

Net interest income totaled $49.1 million in the second quarter of 2025, an increase of $7.9 million compared to $41.2 million in the second quarter of 2024. Average interest-earning assets for the second quarter of 2025 were $114.5 million lower than the second quarter of 2024 due to a $123.2 million decrease in average investment securities, and a $95.1 million decrease in the average balance of Federal Reserve interest-earning cash, partially offset by a $103.8 million increase in average loans. Average interest-bearing liabilities for the second quarter of 2025 were $29.8 million lower than the second quarter of 2024 due to an $83.4 million decrease in average savings and money market account deposits, a $62.2 million decrease in average borrowings, and a $10.0 million decrease in average interest-bearing demand deposits, partially offset by a $125.7 million increase in average time deposits.

Net interest margin was 3.49% for the second quarter of 2025 compared to 2.87% in the second quarter of 2024, primarily due to an increase in the average yield on investment securities, following the previously disclosed restructuring of the available-for-sale securities portfolio in December 2024, which supported an increase in the average yield on interest-earnings assets, while funding costs were reduced, in part reflecting deposit repricing.

The provision for credit losses was $2.6 million in the second quarter of 2025 compared to $2.0 million in the second quarter of 2024. The provision for credit losses for the second quarter of 2025 was driven by a combination of factors, including higher net charge-offs, partially offset by improvement in the forecasted loss rate for pooled loans, and a reduction in specific reserves. Net charge-offs during the recent quarter were $4.1 million, representing 0.36% of average loans on an annualized basis, compared to $1.1 million, or an annualized 0.10% of average loans, in the second quarter of 2024. See the “Allowance for Credit Losses–Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision for credit losses and net charge-offs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest income totaled $10.6 million in the second quarter of 2025, compared to $24.0 million in the second quarter of 2024. Second quarter 2024 results benefited from a pre-tax gain of $13.5 million, after selling costs, associated with the sale of the assets of SDN on April 1, 2024. Other decreases in the second quarter of 2025 included $918 thousand in net loss on tax credit investments, and $496 thousand lower income from investments in limited partnerships. These decreases were offset by a $1.6 million increase in income from company owned life insurance as a result of a surrender and redeploy strategy executed in January 2025.

Noninterest expense totaled $35.7 million in the second quarter of 2025, compared to $33.0 million in the second quarter of 2024. The increase in noninterest expense for the second quarter of 2025 was primarily attributable to a $2.3 million increase in salaries and employee benefits, reflecting an increase in health insurance benefits due to higher medical claims, and the impact of annual merit increases.

The regulatory Tier 1 Capital Ratio was 11.17% and 10.87%, respectively, and Total Risk-Based Capital Ratio was 13.27% and 13.25%, respectively, at June 30, 2025 and December 31, 2024. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising approximately 82% and 63% of revenue during the three months ended June 30, 2025 and 2024, respectively, and 82% and 70% for the six months ended June 30, 2025 and 2024, respectively. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of operations to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income per consolidated statements of operations	$82,867	$78,788	$163,918	$157,201
Adjustment to fully taxable equivalent basis	56	81	114	167
Interest income adjusted to a fully taxable equivalent basis	82,923	78,869	164,032	157,368
Interest expense per consolidated statements of operations	33,745	37,595	67,932	75,926
Net interest income on a taxable equivalent basis	$49,178	$41,274	$96,100	$81,442

Analysis of Net Interest Income for the Three Months Ended June 30, 2025 and 2024

Net interest income on a taxable equivalent basis for the three months ended June 30, 2025, was $49.2 million, an increase of $7.9 million versus the comparable quarter last year of $41.3 million. Our net interest margin for the second quarter of 2025 was 3.49%, 62-basis points higher than 2.87% for the same period in 2024. The increase in net interest income and net interest margin was primarily due to an increase in the average yield on investment securities, following the previously disclosed restructuring of the available-for-sale securities portfolio in December 2024, which supported an increase in the average yield on interest-earnings assets, while funding costs were reduced, reflecting deposit repricing due in part to the federal funds interest rate cuts totaling 100-basis points that occurred in September 2024 through December 2024.

For the second quarter of 2025, the average yield on average interest earning assets of 5.88% was 38-basis points higher than the second quarter of 2024 of 5.50% primarily due to an increase in the average yield on investment securities, following the previously disclosed restructuring of the available-for-sale securities portfolio in December 2024, partially offset by a decrease in market interest rates due to the federal funds interest rate cuts that occurred in the latter part of 2024 as previously mentioned. Average yield on investment securities increased 217-basis points during the second quarter of 2025 to 4.34% from 2.17% for the second quarter of 2024, while average loan yields decreased 14-basis points during the second quarter of 2025 to 6.26% from 6.40% for the second quarter of 2024.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Average interest-earning assets were $5.65 billion for the second quarter of 2025 compared to $5.77 billion for the second quarter of 2024, a decrease of $114.5 million, or 2%, from the comparable quarter last year, with a decrease in average investment securities of $123.2 million from $1.19 billion for the second quarter of 2024 to $1.07 billion for the second quarter of 2025, and a $95.1 million decrease in average Federal Reserve interest-earning cash, partially offset by an increase in average loans of $103.8 million from $4.44 billion for the second quarter of 2024 to $4.54 billion for the second quarter of 2025. Average loans comprised 80% of average interest-earning assets during the second quarter of 2025 compared to 77% during the second quarter of 2024. The increase in average loans was primarily due to organic growth in commercial mortgages in the first quarter of 2025. Average investment securities represented 19% of average interest-earning assets during the second quarter of 2025 compared to 21% during the second quarter of 2024. Overall, the increase in interest income of $4.1 million was reflective of the higher average interest rates on average investment securities, partially offset by the decrease in average loan yields.

For the second quarter of 2025, the average cost of average interest-bearing liabilities of 3.00% was 32-basis points lower than the second quarter of 2024. The average cost of interest-bearing deposits of 2.96% was 33-basis points lower than the second quarter of 2024. The average cost of total borrowings decreased 3-basis points to 3.80% in the second quarter of 2025, compared to 3.83% in the second quarter of 2024. The reduction in the cost of interest-bearing liabilities was primarily driven by the repricing of deposits and borrowings at lower rates given the federal funds interest rate cuts that occurred in the latter part of 2024 as previously mentioned.

Average interest-bearing liabilities were $4.52 billion for the second quarter of 2025, compared to $4.55 billion for the second quarter of 2024, a decrease of $29.8 million, or 1%, driven by a $62.2 million decrease in the average balance of borrowings, partially offset by a $32.4 million increase in average interest-bearing deposits. On average, interest-bearing deposits increased from $4.28 billion for the second quarter of 2024 to $4.32 billion for the current quarter while noninterest-bearing demand deposits (a principal component of net free funds) decreased $27.4 million to $923.4 million for the second quarter of 2025. The increase in average interest-bearing deposits was due to higher average brokered and public deposits, partially offset by lower average reciprocal and nonpublic deposits. For further discussion of deposits, refer to the “Funding Activities–Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing liability rate changes resulted in a $4.2 million decrease in interest expense, while volume changes resulted in a $360 thousand increase in interest expense during the second quarter of 2025 as compared to the prior year quarter.

Analysis of Net Interest Income for the Six Months Ended June 30, 2025 and 2024

Net interest income on a taxable equivalent basis for the six months ended June 30, 2025, was $96.1 million, an increase of $14.7 million versus the comparable period in 2024 of $81.4 million. Our net interest margin for the six months ended June 30, 2025 was 3.42%, 59-basis points higher than 2.83% for the same period in 2024. The increase in net interest income and net interest margin was primarily due to an increase in the average yield on investment securities, following the previously disclosed restructuring of the available-for-sale securities portfolio in December 2024, partially offset by a decrease in market interest rates due to the federal funds interest rate cuts that occurred in the latter part of 2024 as previously mentioned.

For the six months ended June 30, 2025, the average yield on average interest earning assets of 5.84% was 37-basis points higher than the six months ended June 30, 2024 of 5.47%. The average yield on investment securities increased 217-basis points to 4.30% for the six months ended June 30, 2025 compared to 2.13% for the six months ended June 30, 2024, while the average yield on loans decreased 14-basis points during the six months ended June 30, 2025, to 6.23% from 6.37% for the comparable period last year.

Average interest-earning assets were $5.65 billion for the six months ended June 30, 2025 compared to $5.79 billion for the six months ended June 30, 2024, a decrease of $134.1 million, or 2.3%, with a decrease in investment securities of $110.3 million from $1.19 billion for the six months ended June 30, 2024 to $1.08 billion for the six months ended June 30, 2025, and a $90.8 million decrease in average Federal Reserve interest-earning cash, while average loans were up $67.0 million from $4.45 billion for the six months ended June 30, 2024 to $4.45 billion for the six months ended June 30, 2025. Average investment securities represented 19.1% of average interest-earning assets during the six months ended June 30, 2025 compared to 20.6% during the six months ended June 30, 2024, and average loans comprised 79.9% of average interest-earning assets during the six months ended June 30, 2025 compared to 76.9% during the six months ended June 30, 2024. The increase in average loans was primarily due to organic growth in commercial mortgages during the first six months of 2025. Overall, the increase in interest income of $6.7 million was reflective of the higher average interest rates on average investment securities, partially offset by the decrease in average loan yields.

For the six months ended June 30, 2025, the average cost of average interest-bearing liabilities of 3.03% was 30-basis points lower than the average cost of 3.33% for the six months ended June 30, 2024, with the average cost of average interest-bearing deposits of 3.00% decreasing 29-basis points from 3.29% for the six months ended June 30, 2024, due to the repricing of deposits and borrowings at lower rates given the federal funds interest rate cuts that occurred in the latter part of 2024 as previously mentioned.

Average interest-bearing liabilities of $4.51 billion in the six months ended June 30, 2025 were $68.9 million, or 1.5%, lower than the six months ended June 30, 2024. The decrease was driven by a decrease in average total borrowings of $73.2 million, partially offset by a $4.4 million increase in average interest-bearing deposits. Average short-term borrowings decreased to $90.6 million, down $69.3 million from the six months ended June 30, 2024, and average long-term borrowings decreased to $120.6 million, down $4.0 million, reflective of the previously disclosed $10 million call in April 2025 of the fixed-to-floating subordinated debt that was originally issued in April 2015. On average, interest-bearing deposits increased $4.4 million for the current period, while noninterest-bearing demand deposits (a principal component of net free funds) decreased $31.6 million to $925.0 million for the six months ended June 30, 2025. The slight increase in average deposits reflected growth in

MANAGEMENT'S DISCUSSION AND ANALYSIS

non-public and public deposits, partially offset by decreases in reciprocal and brokered deposits. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities–Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing liability rate changes resulted in an $8.0 million decrease in interest expense during the six months ended June 30, 2025.

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (dollars in thousands). Average balances were derived from daily balances.

	Three months ended June 30,
	2025			2024
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$39,027	$410	4.21%	$134,123	$1,711	5.13%
Investment securities (1):
Taxable	1,039,611	11,360	4.37	1,141,604	6,100	2.14
Tax-exempt (2)	32,017	267	3.34	53,204	382	2.86
Total investment securities	1,071,628	11,627	4.34	1,194,808	6,482	2.17
Loans:
Commercial business	720,347	12,505	6.96	704,272	13,269	7.58
Commercial mortgage	2,221,576	35,539	6.42	2,059,382	34,949	6.83
Residential real estate loans	645,007	6,844	4.24	648,099	6,576	4.06
Residential real estate lines	75,010	1,342	7.15	75,575	1,466	7.80
Consumer indirect	839,294	13,846	6.62	905,056	13,675	6.08
Other consumer	39,485	810	8.23	44,552	741	6.69
Total loans (4)	4,540,719	70,886	6.26	4,436,936	70,676	6.40
Total interest-earning assets	5,651,374	82,923	5.88	5,765,867	78,869	5.50
Less: Allowance for credit losses	(49,557)			(44,638)
Other noninterest-earning assets	614,840			432,200
Total assets	$6,216,657			$6,153,429
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$730,979	$2,207	1.21%	$741,006	$2,178	1.18%
Savings and money market	1,953,412	12,981	2.67	2,036,772	15,232	3.01
Time deposits	1,631,407	16,615	4.08	1,505,665	17,663	4.72
Total interest-bearing deposits	4,315,798	31,803	2.96	4,283,443	35,073	3.29
Short-term borrowings	86,099	385	1.80	140,110	958	2.75
Long-term borrowings	116,473	1,557	5.35	124,640	1,564	5.02
Total borrowings	202,572	1,942	3.80	264,750	2,522	3.83
Total interest-bearing liabilities	4,518,370	33,745	3.00	4,548,193	37,595	3.32
Noninterest-bearing demand deposits	923,409			950,819
Other noninterest-bearing liabilities	178,055			204,917
Shareholders’ equity	596,823			449,500
Total liabilities and shareholders’ equity	$6,216,657			$6,153,429
Net interest income (tax-equivalent)		$49,178			$41,274
Interest rate spread			2.88%			2.18%
Net interest-earning assets	$1,133,004			$1,217,674
Net interest margin (tax-equivalent)			3.49%			2.87%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.08%			126.77%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended June 30,
	2025	2024
Commercial business	$18	$(9)
Commercial mortgage	655	535
Residential real estate loans	(412)	(384)
Residential real estate lines	(94)	(109)
Consumer indirect	(884)	(900)
Other consumer	13	11
Total	$(704)	$(856)

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2025			2024
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$55,306	$1,184	4.32%	$146,099	$3,696	5.09%
Investment securities (1):
Taxable	1,045,292	22,627	4.33	1,133,485	11,868	2.09
Tax-exempt (2)	33,308	545	3.28	55,416	794	2.86
Total investment securities	1,078,600	23,172	4.30	1,188,901	12,662	2.13
Loans:
Commercial business	699,141	24,082	6.95	713,496	26,868	7.57
Commercial mortgage	2,212,786	70,161	6.39	2,044,612	69,249	6.81
Residential real estate loans	646,001	13,620	4.22	648,510	13,052	4.03
Residential real estate lines	74,860	2,654	7.15	75,986	2,957	7.83
Consumer indirect	843,763	27,520	6.58	919,718	27,387	5.99
Other consumer	40,850	1,639	8.09	48,043	1,497	6.26
Total loans (4)	4,517,401	139,676	6.23	4,450,365	141,010	6.37
Total interest-earning assets	5,651,307	164,032	5.84	5,785,365	157,368	5.47
Less: Allowance for credit losses	(49,200)			(48,086)
Other noninterest-earning assets	616,305			452,315
Total assets	$6,218,412			$6,189,594
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$738,055	$4,328	1.18%	$745,259	$4,254	1.15%
Savings and money market	1,964,884	26,368	2.71	2,059,294	31,180	3.04
Time deposits	1,598,381	33,243	4.19	1,492,399	34,877	4.70
Total interest-bearing deposits	4,301,320	63,939	3.00	4,296,952	70,311	3.29
Short-term borrowings	90,636	877	1.95	159,929	2,487	3.13
Long-term borrowings	120,648	3,116	5.17	124,601	3,128	5.02
Total borrowings	211,284	3,993	3.81	284,530	5,615	3.97
Total interest-bearing liabilities	4,512,604	67,932	3.03	4,581,482	75,926	3.33
Noninterest-bearing demand deposits	925,043			956,670
Other noninterest-bearing liabilities	192,702			199,175
Shareholders’ equity	588,063			452,267
Total liabilities and shareholders’ equity	$6,218,412			$6,189,594
Net interest income (tax-equivalent)		$96,100			$81,442
Interest rate spread			2.81%			2.14%
Net earning assets	$1,138,703			$1,203,883
Net interest margin (tax-equivalent)			3.42%			2.83%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.23%			126.28%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2025	2024
Commercial business	$35	$(5)
Commercial mortgage	1,228	1,148
Residential real estate loans	(791)	(742)
Residential real estate lines	(185)	(192)
Consumer indirect	(1,750)	(1,822)
Other consumer	23	21
Total	$(1,440)	$(1,592)

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

	Three months ended June 30, 2025 vs. 2024			Six months ended June 30, 2025 vs. 2024
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(1,042)	$(259)	$(1,301)	$(2,014)	$(498)	$(2,512)
Investment securities:
Taxable	(590)	5,850	5,260	(990)	11,749	10,759
Tax-exempt	(170)	55	(115)	(350)	101	(249)
Total investment securities	(760)	5,905	5,145	(1,340)	11,850	10,510
Loans:
Commercial business	298	(1,062)	(764)	(532)	(2,254)	(2,786)
Commercial mortgage	2,662	(2,072)	590	5,491	(4,579)	912
Residential real estate loans	(31)	299	268	(50)	618	568
Residential real estate lines	(11)	(113)	(124)	(43)	(260)	(303)
Consumer indirect	(1,034)	1,205	171	(2,362)	2,495	133
Other consumer	(91)	160	69	(246)	388	142
Total loans	1,793	(1,583)	210	2,258	(3,592)	(1,334)
Total interest income	(9)	4,063	4,054	(1,096)	7,760	6,664
Interest expense:
Deposits:
Interest-bearing demand	(29)	58	29	(41)	115	74
Savings and money market	(604)	(1,647)	(2,251)	(1,382)	(3,430)	(4,812)
Time deposits	1,400	(2,448)	(1,048)	2,370	(4,004)	(1,634)
Total interest-bearing deposits	767	(4,037)	(3,270)	947	(7,319)	(6,372)
Short-term borrowings	(302)	(271)	(573)	(860)	(750)	(1,610)
Long-term borrowings	(105)	98	(7)	(101)	89	(12)
Total borrowings	(407)	(173)	(580)	(961)	(661)	(1,622)
Total interest expense	360	(4,210)	(3,850)	(14)	(7,980)	(7,994)
Net interest income	$(369)	$8,273	$7,904	$(1,082)	$15,740	$14,658

MANAGEMENT'S DISCUSSION AND ANALYSIS

Provision (Benefit) for Credit Losses

The table below presents the composition of the provision (benefit) for credit losses for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Provision (benefit) for credit losses – loans	$2,377	$1,999	$5,669	$(2,887)
Credit loss provision (benefit) for unfunded commitments	185	42	(179)	(527)
Credit loss benefit for debt securities	-	-	-	(1)
Provision (benefit) for credit losses	$2,562	$2,041	$5,490	$(3,415)

The provision for credit losses in the second quarter of 2025 was driven by a combination of factors, including higher net charge-offs, partially offset by improvement in the forecasted loss rate for pooled loans, and a reduction in specific reserves. The provision for credit losses for the six months ended June 30, 2025 was primarily driven by an improvement in forecasted losses, partly offset by an increase in specific reserves and higher net charge-offs.

See the “Allowance for Credit Losses–Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service charges on deposits	$1,089	$979	$2,141	$2,056
Insurance income	3	4	6	2,138
Card interchange income	1,937	2,008	3,777	3,910
Investment advisory	2,885	2,779	5,622	5,361
Company owned life insurance	2,965	1,360	5,742	2,658
Investments in limited partnerships	307	803	722	1,145
Loan servicing	180	158	303	333
Income from derivative instruments, net	339	377	589	551
Net gain on sale of loans held for sale	140	124	257	212
Net gain on sale or call of securities	3	—	3	—
Net gain on sale of other assets	—	13,508	—	13,495
Net (loss) gain on tax credit investments	(512)	406	(1,026)	31
Other	1,281	1,508	2,854	3,025
Total noninterest income	$10,617	$24,014	$20,990	$34,915

The decrease in insurance income for the six months ended June 30, 2025, was reflective of the sale of our insurance subsidiary, SDN, on April 1, 2024.

Income from company owned life insurance increased $1.6 million, to $3.0 million for the second quarter of 2025, compared to $1.4 million for the second quarter of 2024. For the first six months of 2025, income from company owned life insurance increased $3.1 million, to $5.7 million. The increase in both periods was reflective of the surrender and redeployment of a portion of our life insurance into a higher-yielding credit fund in January 2025.

Income from investments in limited partnerships of $307 thousand for the second quarter of 2025, decreased $496 thousand, compared to $803 thousand for the second quarter of 2024. For the first six months of 2025, income from investments in limited partnerships decreased $423 thousand, to $722 thousand. Income from our investments in limited partnerships fluctuates based on the maturity and performance of the underlying investments.

Net gain on sale of other assets for the second quarter of 2024 and first six months of 2024, was comprised of the net gain generated from the sale of SDN.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Salaries and employee benefits	$18,070	$15,748	$34,968	$33,088
Occupancy and equipment	3,982	3,448	7,572	7,200
Professional services	1,451	1,794	3,142	4,166
Computer and data processing	5,879	5,342	11,366	10,728
Supplies and postage	503	437	1,081	912
FDIC assessments	1,392	1,346	2,859	2,641
Advertising and promotions	495	440	837	737
Amortization of intangibles	105	114	212	331
Restructuring charges	—	—	68	—
Deposit-related charged-off items expense (recoveries)	233	398	(61)	19,577
Other	3,572	3,953	7,323	7,653
Total noninterest expense	$35,682	$33,020	$69,367	$87,033

Salaries and employee benefits expense increased $2.3 million, or 15%, to $18.1 million for the second quarter of 2025, compared to $15.7 million for the second quarter of 2024, reflecting an increase in health insurance benefits due to higher medical claims, and annual merit increases. For the first six months of 2025, salaries and employee benefits expense increased $1.9 million, or 6%, to $35.0 million, compared to the first six months of 2024, due to higher health insurance benefits expense and the impact of annual merit increases, partially offset by lower salaries and wages as a result of the sale of SDN on April 1, 2024.

Occupancy and equipment expense increased $534 thousand, or 15%, to $4.0 million for the second quarter of 2025, compared to $3.4 million for the second quarter of 2024. For the first six months of 2025, occupancy and equipment expense increased $372 thousand, or 5%, to $7.6 million, compared to the first six months of 2024. The increases were due, in part, to timing associated with a change in facilities maintenance vendors, as well as costs associated with our ongoing ATM conversion and upgrade project.

Professional services expense decreased $343 thousand, or 19%, to $1.5 million for the second quarter of 2025 compared to $1.8 million for the second quarter of 2024. For the first six months of 2025, professional services expense decreased $1.0 million, or 25%, to $3.1 million, compared to $4.2 million for the first six months of 2024. The decrease in both periods was primarily due to higher legal expenses in 2024, attributed to the deposit-related fraud event we experienced in early March 2024.

Computer and data processing expense increased $537 thousand, or 10%, to $5.9 million for the second quarter of 2025, compared to $5.3 million for the second quarter of 2024. For the first six months of 2025, computer and data processing expense increased $638 thousand, or 6%, to $11.4 million compared to $10.7 million for the first six months of 2024. The increases in both periods were impacted by the timing of expenses for in-process technology enhancement and upgrade initiatives.

Deposit-related charged-off items expense of $19.6 million for the first six months of 2024 included an $18.4 million loss associated with the deposit-related fraud event.

Our efficiency ratio for the second quarter of 2025 was 59.68%, compared with 50.58% for the second quarter of 2024. The lower efficiency ratio for the second quarter of 2024 was primarily due to the $13.5 million pre-tax gain on the sale of SDN. Our efficiency ratio for the first six months of 2025 was 59.24%, compared with 74.80% for the first six months of 2024. The higher efficiency ratio for the first six months of 2024 was reflective of the $18.4 million pre-tax loss in deposit-related charged-off items and approximately $660 thousand of legal and consulting expenses, recorded in professional services expense, attributed to the deposit-related fraud event. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the second quarter of 2025, we recorded income tax expense of $4.0 million, compared to $4.5 million for the second quarter of 2024, and $7.7 million for the first six months of 2025, compared to $4.9 million for the first six months of 2024. The lower level of income tax expense incurred during the first six months of 2024 was primarily due to a lower level of pre-tax income, reflecting the impact of the deposit-related fraud event. In the second quarter of 2025, we recognized federal and state tax benefits related to tax credit investments placed in service and/or amortized during the period resulting in a reduction in income tax expense of $1.1 million, compared to $1.3 million for the same period in the prior year. The first six months of 2025 and 2024 also included related benefits of $2.2 million and $2.1 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our effective tax rate for the second quarter of 2025 was 18.4%, versus 15.0%, for the second quarter of 2024, and 18.3% for the first six months of 2025, compared to 15.0% for the first six months of 2024. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rates for 2025 and 2024 reflect the New York State tax benefit generated by our real estate investment trust.

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Mortgage-backed securities:
Agency mortgage-backed securities	$944,032	$897,240	$964,057	$902,019
Non-Agency mortgage-backed securities	—	—	—	365
Other debt securities	18,653	18,909	8,663	8,721
Total available for sale securities	962,685	916,149	972,720	911,105
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	6,738	6,551	16,663	16,151
State and political subdivisions	36,084	30,336	45,333	40,167
Mortgage-backed securities	49,299	44,668	54,007	48,238
Total held to maturity securities	92,121	81,555	116,003	104,556
Allowance for credit losses–securities	(2)		(2)
Total held to maturity securities, net	92,119		116,001
Total investment securities	$1,054,804	$997,704	$1,088,721	$1,015,661

Our investment policy is contained within our overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral, and desired risk parameters. In pursuing these objectives, we consider the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability, pledgeable nature and risk diversification. Our Chief Financial Officer and Treasurer, guided by ALCO, is responsible for investment portfolio decisions within the established policies.

Our available for sale (“AFS”) investment securities portfolio increased $5.0 million from December 31, 2024 to June 30, 2025. The AFS portfolio had a net unrealized loss of $46.5 million at June 30, 2025 and $61.6 million at December 31, 2024, respectively. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three and six months ended June 30, 2025 and 2024, no allowance for credit losses was recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of June 30, 2025, we concluded that unrealized losses on our AFS securities were not impaired due to reasons of credit quality and no allowance for credit losses has been recognized on AFS securities. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors.

Agency Mortgage-backed Securities

With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of June 30, 2025, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

Our AFS portfolio as of June 30, 2025, reflected our strategic investment securities restructuring which occurred in December 2024 following the completion of the public common stock offering. As of June 30, 2025, there were 50 securities in the AFS Agency MBS portfolio with an aggregate fair value of $405.3 million that were in an unrealized loss position with unrealized losses totaling $50.7 million. Of these, 35 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $169.0 million and unrealized losses of $47.3 million, while 15 were in an unrealized loss position for less than 12 months and had an aggregate fair value of $236.4 million and unrealized losses of $3.4 million. The unrealized loss of these securities was driven by the timing of the purchases of fixed-rate securities during the extended low-interest rate environments experienced in prior years, which has been compounded with subsequent increases in benchmark interest rates. However, these fixed-rate securities were purchased with the expectation that they will continue to prepay principal, and the proceeds will be invested at current market rates.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of June 30, 2025 on such Agency MBS to be credit related.

Other Investments

As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At June 30, 2025, our ownership of FHLB and FRB stock totaled $11.6 million and $9.2 million, respectively, and is included in other assets and recorded at cost, which approximates fair value.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of June 30, 2025. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
Mortgage-backed securities	$—	—	$11	6.89%	$23,799	4.72%	$920,222	4.65%	$944,032	4.66%
Other debt securities	—	—	—	—	18,653	7.23%	—	—	18,653	7.23%
	—	—	11	6.89%	42,452	5.82%	920,222	4.65%	962,685	4.71%
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—	$—	—	$6,738	3.45%	$—	—	$6,738	3.45%
State and political subdivisions	8,335	3.37%	6,279	2.35%	5,149	1.93%	16,321	2.62%	36,084	2.55%
Mortgage-backed securities	—	—	3,504	2.69%	13,315	2.20%	32,480	2.78%	49,299	2.62%
	8,335	3.37%	9,783	2.10%	25,202	2.48%	48,801	2.73%	92,121	2.65%
Total investment securities	$8,335	3.37%	$9,794	2.10%	$67,654	4.58%	$969,023	4.56%	$1,054,806	4.53%

LENDING ACTIVITIES

Total loans were $4.54 billion at June 30, 2025, an increase of $56.8 million from $4.48 billion at December 31, 2024. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (dollars in thousands):

	Loan Portfolio Composition
	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Commercial business	$726,218	16.0%	$665,321	14.9%
Commercial mortgage–construction	536,552	11.8	582,619	13.0
Commercial mortgage–multifamily	496,223	10.9	470,954	10.5
Commercial mortgage–non-owner occupied	873,207	19.3	857,987	19.2
Commercial mortgage–owner occupied	309,171	6.8	288,036	6.4
Total commercial mortgage	2,215,153	48.8	2,199,596	49.1
Total commercial	2,941,371	64.8	2,864,917	64.0
Residential real estate loans	647,205	14.3	650,206	14.5
Residential real estate lines	75,675	1.7	75,552	1.7
Consumer indirect	833,452	18.4	845,772	18.9
Other consumer	38,299	0.8	42,757	0.9
Total consumer	1,594,631	35.2	1,614,287	36.0
Total loans	4,536,002	100.0%	4,479,204	100.0%
Less: Allowance for credit losses–loans	47,291		48,041
Total loans, net	$4,488,711		$4,431,163

Total commercial loans of $2.94 billion represented 65% of total loans as of June 30, 2025, compared to $2.86 billion, or 64% of total loans as of December 31, 2024. Commercial business loans of $726.2 million, or 16% of total loans, were up $60.9 million, or 9%, from December 31, 2024, and total commercial mortgage loans of $2.22 billion, or 49% of total loans, were up $15.6 million, or 1% from $2.20 billion as of December 31, 2024. The increase in total commercial mortgage loans was attributable to increases in multifamily, owner occupied and non-owner occupied loans, partially offset by decreases in construction loans. As of June 30, 2025, commercial real estate (“CRE”) loans made up approximately 67% of total commercial loans, and 43% of total loans, commercial and industrial loans approximated 29% of total commercial loans, and 19% of total loans, and business banking unit loans were approximately 4% of total commercial loans and 3% of total loans. Our CRE committed credit exposure at June 30, 2025 related to approximately 45% multi-family, 16% office, 8% retail, 8% hospitality, 6% industrial property, and 4% home builder properties. Approximately 72% of our office exposure at June 30, 2025, or 12% of our total CRE exposure, related to Class B or medical office space. More than 70% of our office and 90% of our multifamily CRE loans have full or limited personal or corporate recourse.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Total consumer loans of $1.59 billion, or 35% of total loans at June 30, 2025, decreased $19.7 million from December 31, 2024. Consumer loans at June 30, 2025 were comprised of residential real estate loans and lines of credit of $722.9 million, or 16% of total loans, consumer indirect loans of $833.5 million, or 18% of total loans, and other consumer loans of $38.3 million, or 1% of total loans. During the second quarter of 2025, we originated $165.1 million in indirect automobile loans with a mix of approximately 27% new automobile and 73% used automobile loans. This compares with the $114.7 million originated of indirect automobile loans with a mix of approximately 22% new automobile and 78% used automobile loans for the second quarter of 2024. Origination volumes and the mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loans Serviced for Others

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $2.4 million and $2.3 million as of June 30, 2025 and December 31, 2024, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $281.6 million and $280.8 million as of June 30, 2025 and December 31, 2024, respectively.

Allowance for Credit Losses–Loans

The following table summarizes the activity in the allowance for credit losses–loans for the periods indicated (dollars in thousands).

	Credit Loss – Loans Analysis
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Allowance for credit losses – loans, beginning of period	$48,964	$43,075	$48,041	$51,082
Net charge-offs (recoveries):
Commercial business	1,903	7	1,960	(30)
Commercial mortgage–construction	—	—	—	—
Commercial mortgage–multifamily	—	—	—	—
Commercial mortgage–non-owner occupied	596	(1)	595	(2)
Commercial mortgage–owner occupied	(1)	(2)	(2)	(2)
Residential real estate loans	92	96	133	100
Residential real estate lines	27	—	27	—
Consumer indirect	942	844	3,091	3,817
Other consumer	491	178	615	360
Total net charge-offs	4,050	1,122	6,419	4,243
Provision (benefit) for credit losses–loans	2,377	1,999	5,669	(2,887)
Allowance for credit losses–loans, end of period	$47,291	$43,952	$47,291	$43,952

Net loan charge-offs (recoveries) to average loans:
Commercial business	1.06%	0.00%	0.57%	-0.01%
Commercial mortgage–construction	0.00%	0.00%	0.00%	0.00%
Commercial mortgage–multifamily	0.00%	0.00%	0.00%	0.00%
Commercial mortgage–non-owner occupied	0.27%	0.00%	0.14%	0.00%
Commercial mortgage–owner occupied	0.00%	0.00%	0.00%	0.00%
Residential real estate loans	0.06%	0.06%	0.04%	0.03%
Residential real estate lines	0.14%	0.00%	0.07%	0.00%
Consumer indirect	0.45%	0.38%	0.74%	0.83%
Other consumer	4.99%	1.62%	3.04%	1.51%
Total loans	0.36%	0.10%	0.29%	0.19%

Allowance for credit losses–loans to total loans	1.04%	0.99%	1.04%	0.99%
Allowance for credit losses–loans to nonaccrual loans	146%	175%	146%	175%
Allowance for credit losses–loans to non-performing loans	146%	174%	146%	174%

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net charge-offs of $4.1 million for the second quarter of 2025 represented 0.36% of average loans on an annualized basis compared to net charge-offs of $1.1 million, or 0.10%, of average loans for the second quarter of 2024. For the first six months of 2025, net charge-offs were $6.4 million, compared to $4.2 million for the first six months of 2024. The allowance for credit losses–loans was $47.3 million at June 30, 2025, compared with $44.0 million at June 30, 2024. The increase in allowance for credit losses–loans was primarily attributed to an increase in loan balances and specific reserves. The ratio of the allowance for credit losses–loans to total loans was 1.04% at June 30, 2025 and 0.99% at June 30, 2024. Non-performing loans decreased $9.0 million to $32.4 million at June 30, 2025, compared to $41.4 million at June 30, 2024. The decrease in non-performing loans reflects a reduction of approximately $3.7 million associated with the foreclosure of a participated loan secured by real estate, as well as a $1.9 million partial charge-off of a credit facility for which a specific reserve was in place. Both the aforementioned foreclosed participated loan and the partially charged-off credit facility related to a previously disclosed commercial business relationship that was placed on nonaccrual status in the fourth quarter of 2023. The ratio of allowance for credit losses–loans to non-performing loans was 146% at June 30, 2025, compared with 174% at June 30, 2024.

The following table sets forth the allocation of the allowance for credit losses–loans by loan category as of the dates indicated (dollars in thousands). The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	Allowance for Credit Losses–Loans by Loan Category
	June 30, 2025		December 31, 2024
	Credit Loss Allowance	Percentage of Loans By Category to Total Loans	Credit Loss Allowance	Percentage of Loans By Category to Total Loans
Commercial business	$8,996	16.0%	$8,665	14.9%
Commercial mortgage–construction	4,514	11.8	6,824	13.0
Commercial mortgage–multifamily	3,930	10.9	3,458	10.5
Commercial mortgage–non-owner occupied	8,868	19.3	7,330	19.2
Commercial mortgage–owner occupied	3,087	6.8	4,183	6.4
Residential real estate loans	4,638	14.3	3,596	14.5
Residential real estate lines	969	1.7	793	1.7
Consumer indirect	11,783	18.4	12,705	18.9
Other consumer	506	0.8	487	0.9
Total	$47,291	100.0%	$48,041	100.0%

Loans not analyzed for a specific reserve are segmented into “pools” of loans based on their homogeneous risk characteristics, including purpose, tenor, amortization, repayment source, payment frequency, collateral and recourse. Once loans have been segmented into pools, a loss rate is applied to the amortized cost basis. This is referred to as the “pooled loan” component of the allowance for credit losses estimate. Loans are divided into nine portfolio segments of loans including Commercial Business, Commercial Mortgage–Construction, Commercial Mortgage–Multifamily, Commercial Mortgage–Non-Owner Occupied, Commercial Mortgage–Owner Occupied, Residential Real Estate Loans, Residential Real Estate Lines of Credit, Consumer Indirect Loans, and Other Consumer Loans. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including our Loan Review function. We establish a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, and other loans deemed appropriate by management, collectively referred to as collateral dependent loans. See Note 4, Loans, of the notes to the consolidated financial statements for further details on collateral dependent loans. Based on this analysis, we believe the allowance for credit losses is adequate as of June 30, 2025.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (dollars in thousands).

	Non-Performing Assets
	June 30, 2025	December 31, 2024
Nonaccrual loans:
Commercial business	$3,671	$5,609
Commercial mortgage–construction	19,621	20,280
Commercial mortgage–multifamily	—	—
Commercial mortgage–non-owner occupied	164	4,773
Commercial mortgage–owner occupied	—	354
Residential real estate loans	5,885	6,918
Residential real estate lines	299	253
Consumer indirect	2,571	3,157
Other consumer	191	19
Total nonaccrual loans	32,402	41,363
Accruing loans 90 days or more delinquent	34	43
Total non-performing loans	32,436	41,406
Foreclosed assets	142	60
Total non-performing assets	$32,578	$41,466

Nonaccrual loans to total loans	0.71%	0.92%
Non-performing loans to total loans	0.72%	0.92%
Non-performing assets to total assets	0.53%	0.68%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at June 30, 2025 were $32.6 million, a decrease of $8.9 million from the $41.5 million balance at December 31, 2024. The primary component of non-performing assets is non-performing loans, which were $32.4 million or 0.72% of total loans at June 30, 2025 and $41.4 million or 0.92% of total loans at December 31, 2024. The decrease in non-performing loans reflects the aforementioned foreclosed participated loan and the partially charged-off credit facility related to a previously disclosed commercial business relationship that was placed on nonaccrual status in the fourth quarter of 2023.

Approximately $1.4 million, or 4%, of the $32.4 million in non-performing loans as of June 30, 2025 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $142 thousand and $60 thousand of properties representing foreclosed asset holdings at June 30, 2025 and December 31, 2024, respectively.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $26.4 million and $33.7 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2025 and December 31, 2024, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at June 30, 2025. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts as reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$348,420	$315,043	$62,755	$—	$726,218
Commercial mortgage–construction	387,977	145,915	1,738	922	536,552
Commercial mortgage–multifamily	98,211	138,108	240,988	18,916	496,223
Commercial mortgage–non-owner occupied	88,814	364,545	403,155	16,693	873,207
Commercial mortgage–owner occupied	11,947	86,522	195,957	14,745	309,171
Residential real estate loans	15,158	13,040	145,754	473,253	647,205
Residential real estate lines	2	227	7,484	67,962	75,675
Consumer indirect (1)	10,827	488,718	333,907	—	833,452
Other consumer	3,210	8,101	12,686	14,302	38,299
Total loans	$964,566	$1,560,219	$1,404,424	$606,793	$4,536,002

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$104,565	$36,424	$—	$140,989
Commercial mortgage–construction		7,067	1,738	922	9,727
Commercial mortgage–multifamily		63,423	51,929	238	115,590
Commercial mortgage–non-owner occupied		178,536	217,714	3,339	399,589
Commercial mortgage–owner occupied		55,623	58,879	—	114,502
Residential real estate loans		12,438	142,167	306,321	460,926
Residential real estate lines		—	—	—	—
Consumer indirect (1)		488,718	333,907	—	822,625
Other consumer		8,101	12,686	14,196	34,983
With a floating or adjustable rate
Commercial business		210,478	26,331	—	236,809
Commercial mortgage–construction		138,848	—	—	138,848
Commercial mortgage–multifamily		74,685	189,059	18,678	282,422
Commercial mortgage–non-owner occupied		186,009	185,441	13,354	384,804
Commercial mortgage–owner occupied		30,899	137,078	14,745	182,722
Residential real estate loans		602	3,587	166,932	171,121
Residential real estate lines		227	7,484	67,962	75,673
Consumer indirect (1)		—	—	—	—
Other consumer		—	—	106	106
Total loans maturing after one year		$1,560,219	$1,404,424	$606,793	$3,571,436

_____________

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$940,341	18.2%	$950,351	18.6%
Interest-bearing demand	704,871	13.7	705,195	13.8
Savings and money market	1,898,302	36.8	1,904,013	37.3
Time deposits	1,612,500	31.3	1,545,172	30.3
Total deposits	$5,156,014	100.0%	$5,104,731	100.0%

As of June 30, 2025 and December 31, 2024, the aggregate amount of estimated uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $2.07 billion, or 40% of total deposits, and $1.93 billion, or 38% of total deposits, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $310.3 million and $328.4 million at June 30, 2025 and December 31, 2024, respectively. The maturities of our uninsured time deposits at June 30, 2025 were as follows: $132.5 million in three months or less; $50.8 million between three months and six months; $73.9 million between six months and one year; and $53.1 million over one year. Approximately $1.23 billion and $1.00 billion of reciprocal and public deposits, characterized as preferred deposits for FDIC call report purposes, were collateralized by government-backed securities as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, estimated uninsured nonpublic deposits were approximately 19% and 18% of total deposits, respectively.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2025, total deposits were $5.16 billion, representing an increase of $51.3 million, or 1%, from December 31, 2024. The increase was primarily due to increases in public, brokered and reciprocal deposits, partially offset by a decrease in non-public deposits primarily associated with exiting BaaS. While seasonality in our public deposit portfolio was a contributor, public deposits accounts maintained higher balances during typical outflow cycles while growing deposits with new and existing municipalities. Time deposits were approximately 31% of total deposits at both June 30, 2025 and December 31, 2024.

Non-public deposits, the largest component of our funding sources, totaled $3.11 billion and $3.21 billion at June 30, 2025 and December 31, 2024, respectively, and represented 60% and 63% of total deposits as of each date, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market area. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquidity to accommodate the seasonality associated with public deposits. Total public deposits were $1.06 billion and $1.07 billion at June 30, 2025 and December 31, 2024, respectively, and represented 21% of total deposits as of each date, respectively.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $806.3 million at June 30, 2025, compared to $746.7 million at December 31, 2024, as this product has been an attractive option for customers with more than $250 thousand on deposit, desiring FDIC insurance. Reciprocal deposits represented 16% of total deposits as of each date.

Brokered deposits totaled $175.2 million and $80.9 million at June 30, 2025 and December 31, 2024, respectively, and represented 3% and 2% of total deposits as of each date, respectively. As of June 30, 2025 and December 31, 2024, $75.2 million and $28.1 million of interest-bearing demand deposits and $100.0 million and $52.8 million of time deposits were brokered deposit accounts, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	June 30,	December 31,
	2025	2024
Short-term borrowings:
FHLB	$101,000	$99,000
Long-term borrowings:
FHLB	50,000	50,000
Subordinated notes, net	64,960	74,842
Total long-term borrowings	114,960	124,842
Total borrowings	$215,960	$223,842

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at June 30, 2025 and December 31, 2024 totaled $101.0 million and $99.0 million, respectively. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. We continue to be proactive in managing funding costs and reduced short-term borrowings.

As of June 30, 2025, $50.0 million of the short-term borrowings balance was designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%, $30.0 million was designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%, and $25.0 million was designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $240.2 million of immediate credit capacity with the FHLB, and approximately $857.0 million in secured borrowing capacity at the FRB discount window as of June 30, 2025. The FHLB and FRB credit capacity is collateralized by securities from our investment portfolio and certain qualifying loans. We had $155.0 million of credit available under unsecured federal funds purchased lines with various banks as of June 30, 2025, with no amounts outstanding. Additionally, we had approximately $132.9 million of unencumbered liquid securities available for pledging at June 30, 2025.

Long-term Borrowings

As of June 30, 2025 we had a long-term advance payable to FHLB of $50.0 million. The advance matures on January 20, 2026 and bears interest at a fixed rate of 4.05%. FHLB advances are collateralized by securities from our investment portfolio and certain qualifying loans.

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

On April 15, 2015, we issued $40.0 million of subordinated notes (the “2015 Notes”) in a registered public offering. The 2015 Notes bore interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month CME Term SOFR plus 4.20561%. The 2015 Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. The 2015 Notes qualify as Tier 2 capital for regulatory purposes. In April 2025, we called $10.0 million of the 2015 Notes, and we will continue to evaluate options relative to the subordinated debt, which may include redemption in part or in full, as well as replacing or refinancing the facilities.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy. Management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of June 30, 2025, all structural liquidity ratios and early warning indicators remain in compliance with what we believe are ample funding sources available in the event of a stress scenario.

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The primary source of our non-deposit short-term borrowings is FHLB advances, of which $101.0 million were outstanding at June 30, 2025. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $1.25 billion as of June 30, 2025 from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2025. The line of credit has a one-year term and matures in May 2026. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $93.0 million as of June 30, 2025, up $5.7 million from $87.3 million as of December 31, 2024. During the six months ended June 30, 2025, net cash provided by operating activities totaled $4.3 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $28.4 million, which included outflows of $72.9 million for the purchase of company owned life insurance as result of the restructuring in the first quarter of 2025, $63.2 million from the net increase in loans, and $2.4 million of purchases of premises and equipment, partially offset by inflows of $74.0 million of proceeds from the surrender of company owned life insurance, which was surrendered and redeployed in January 2025, and net proceeds from investment securities of $36.2 million, which included proceeds of $65.0 million on a modest mortgage-backed securities restructuring in early June 2025. Net cash provided by financing activities of $29.8 million was primarily attributed to a $51.3 million net increase in deposits, and a $2.0 million net increase in short-term borrowings, partially offset by a $10.0 million repayment of long-term borrowings, and $13.0 million in dividend payments.

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

Shareholders’ equity was $601.7 million at June 30, 2025, an increase of $32.7 million from $569.0 million at December 31, 2024, primarily due to net income, net of dividends, retained in the six months ended June 30, 2025, and a decrease in accumulated other comprehensive loss of $10.4 million during the six months ended June 30, 2025 due primarily to a decrease in net unrealized losses on available for sale securities.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies on a consolidated basis. As of June 30, 2025, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. See the “Basel III Capital Rules” section below for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands):

	June 30,	December 31,
	2025	2024
Common shareholders’ equity	$584,383	$553,833
Less: Goodwill and other intangible assets	57,803	58,127
Net unrealized loss on investment securities (1)	(34,614)	(45,829)
Hedging derivative instruments	2,036	3,085
Net periodic pension and postretirement benefits plan adjustments	(9,547)	(9,754)
Other	(89)	(106)
Common Equity Tier 1 (“CET1”) Capital	568,794	548,310
Plus: Preferred stock	17,285	17,285
Tier 1 Capital	586,079	565,595
Plus: Qualifying allowance for credit losses	51,221	49,266
Subordinated Notes	58,960	74,842
Total regulatory capital	$696,260	$689,703
Adjusted average total assets (for leverage capital purposes)	$6,204,771	$6,180,275
Total risk-weighted assets	$5,239,660	$5,203,418

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	9.45%	9.15%
CET1 Capital (CET1 capital to total risk-weighted assets)	10.84%	10.54%
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	11.17%	10.87%
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	13.27%	13.25%

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

Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules. As of June 30, 2025, the Company and Bank’s capital levels remained characterized as “well capitalized” under the Basel III rules, including the additional capital conversion buffer.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of June 30, 2025 and December 31, 2024, for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (dollars in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Tier 1 leverage:
Company	$586,079	9.45%	$248,191	4.00%	$310,239	5.00%
Bank	622,859	10.07	247,430	4.00	309,287	5.00
CET1 capital:
Company	568,794	10.84	267,162	7.00	340,936	6.50
Bank	622,859	11.91	365,695	7.00	339,574	6.50
Tier 1 capital:
Company	586,079	11.17	445,840	8.50	419,614	8.00
Bank	622,859	11.91	444,058	8.50	417,937	8.00
Total capital:
Company	696,260	13.27	550,743	10.50	524,517	10.00
Bank	674,080	12.89	548,542	10.50	522,421	10.00
December 31, 2024
Tier 1 leverage:
Company	$565,595	9.15%	$247,211	4.00%	$309,014	5.00%
Bank	603,964	9.79	246,712	4.00	308,391	5.00
CET1 capital:
Company	548,310	10.54	364,239	7.00	338,222	6.50
Bank	603,964	11.65	362,882	7.00	336,962	6.50
Tier 1 capital:
Company	565,595	10.87	442,291	8.50	416,273	8.00
Bank	603,964	11.65	440,643	8.50	414,723	8.00
Total capital:
Company	689,703	13.25	546,359	10.50	520,342	10.00
Bank	653,230	12.60	544,324	10.50	518,403	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2024 to June 30, 2025. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending June 30, 2026, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-300 bp	-200 bp	-100 bp	+100 bp
Estimated change in net interest income	$(11,522)	$(6,841)	$(2,585)	$1,401
% Change	-5.68%	-3.37%	-1.28%	0.69%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2025 and December 31, 2024 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2025 and December 31, 2024. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	June 30, 2025			December 31, 2024
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$819,135			$903,789
- 300 Basis Points	876,398	$57,263	6.99%	906,208	$2,419	0.27%
- 200 Basis Points	858,861	39,726	4.85	908,905	5,116	0.57
- 100 Basis Points	838,470	19,335	2.36	908,459	4,670	0.52
+ 100 Basis Points	796,637	(22,498)	-2.75	894,135	(9,654)	-1.07

The decrease in the Pre-Shock Scenario EVE at June 30, 2025 compared to December 31, 2024 was driven by the combination of increased borrowings and the continued deposit mix shift from non-maturity, non-public, to time and reciprocal, which offset the positive commercial loan growth during this period. The sensitivity in the down Rate Shock Scenarios to EVE become more positive at June 30, 2025 compared to December 31, 2024. This is a result from the increased valuation on fixed, long-term, loan and investment assets, combined with cyclical deposit runoff.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings arising out of the normal course of business. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense and settlement costs, unfavorable awards, diversion of management resources and other factors. For more information with respect to our recent legal proceedings please refer to Note 13, Commitments and Contingencies, of the notes to the to the consolidated financial statements included in Part I, Item 1, of this Current Report on Form 10-Q. Except as described in Note 13, as of June 30, 2025, management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

ITEM 1A. Risk Factors

During the quarter ended June 30, 2025, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2022, the Company’s Board of Directors authorized a share repurchase program for up to 766,447 shares of common stock. The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the second quarter of 2025 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 – April 30, 2025	—	$—	—	766,447
May 1, 2025 – May 31, 2025	—	—	—	766,447
June 1, 2025 – June 30, 2025	—	—	—	766,447
Total	—	$—	—	766,447

ITEM 5. Other Information

During the second quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 6. Exhibits

(a) The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
3.2	Amended and Restated Bylaws of Financial Institutions, Inc.	Incorporated by reference to Exhibit 3.1 of the Form 8-K, dated June 25, 2019
10.1	Financial Institutions, Inc. Second Amended and Restated 2015 Long-Term Incentive Plan	Filed Herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed Herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	August 4, 2025
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	August 4, 2025
W. Jack Plants II
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sandra L. Byers	August 4, 2025
Sandra L. Byers
Senior Vice President and Controller
(Principal Accounting Officer)