Form 10-Q
period 2025-09-30
FINANCIAL INSTITUTIONS INC
filed 2025-11-03
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The registrant had 20,130,546 shares of Common Stock, $0.01 par value, outstanding as of October 30, 2025.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$89,005	$54,958
Interest-bearing deposits in bank	96,940	32,363
Total cash and cash equivalents	185,945	87,321
Securities available for sale, at fair value (amortized cost of $962,457 and $972,720, respectively)	923,592	911,105
Securities held to maturity, at amortized cost (net of allowance for credit losses of $2) (fair value of $78,477 and $104,556, respectively)	87,625	116,001
Loans held for sale	2,252	2,280
Loans (net of allowance for credit losses of $47,292 and $48,041, respectively)	4,543,131	4,431,163
Company owned life insurance	173,599	166,880
Premises and equipment, net	39,198	39,866
Goodwill and other intangible assets, net	60,443	60,758
Other assets	272,267	301,711
Total assets	$6,288,052	$6,117,085
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$959,404	$950,351
Interest-bearing demand	776,445	705,195
Savings and money market	1,955,832	1,904,013
Time deposits	1,666,128	1,545,172
Total deposits	5,357,809	5,104,731
Short-term borrowings	55,000	99,000
Long-term borrowings, net of issuance costs of $0 and $158, respectively	115,000	124,842
Other liabilities	138,523	219,528
Total liabilities	5,666,332	5,548,101
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,413 shares issued	17,142	17,142
Total preferred equity	17,285	17,285
Common stock, $0.01 par value; 50,000,000 shares authorized; 20,699,556 shares issued	207	207
Additional paid-in capital	233,629	233,421
Retained earnings	423,762	388,665
Accumulated other comprehensive loss	(36,758)	(52,604)
Treasury stock, at cost, 569,923 and 622,984 shares, respectively	(16,405)	(17,990)
Total shareholders’ equity	621,720	568,984
Total liabilities and shareholders’ equity	$6,288,052	$6,117,085

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$72,338	$71,218	$212,014	$212,227
Interest and dividends on investment securities	11,740	6,086	34,798	18,582
Other interest income	344	607	1,528	4,303
Total interest income	84,422	77,911	248,340	235,112
Interest expense:
Deposits	30,376	34,803	94,315	105,114
Short-term borrowings	668	858	1,545	3,345
Long-term borrowings	1,589	1,569	4,705	4,697
Total interest expense	32,633	37,230	100,565	113,156
Net interest income	51,789	40,681	147,775	121,956
Provision (benefit) for credit losses	2,732	3,104	8,222	(311)
Net interest income after provision for credit losses	49,057	37,577	139,553	122,267
Noninterest income:
Service charges on deposits	1,137	1,103	3,278	3,159
Insurance income	2	3	8	2,141
Card interchange income	2,006	1,900	5,783	5,810
Investment advisory	3,023	2,797	8,645	8,158
Company owned life insurance	2,849	1,404	8,591	4,062
Investments in limited partnerships	223	400	945	1,545
Loan servicing	181	88	484	421
Income from derivative instruments, net	847	212	1,436	763
Net gain on sale of loans held for sale	285	220	542	432
Net gain on sale or call of securities	703	—	706	—
Net (loss) gain on sale and disposal of other assets	(281)	138	(281)	13,633
Net loss on tax credit investments	(513)	(170)	(1,539)	(139)
Other	1,594	1,345	4,448	4,370
Total noninterest income	12,056	9,440	33,046	44,355
Noninterest expense:
Salaries and employee benefits	18,522	15,879	53,490	48,967
Occupancy and equipment	3,814	3,370	11,386	10,570
Professional services	1,688	1,965	4,830	6,131
Computer and data processing	5,789	5,353	17,155	16,081
Supplies and postage	559	519	1,640	1,431
FDIC assessments	1,227	1,092	4,086	3,733
Advertising and promotions	491	371	1,328	1,108
Amortization of intangibles	103	112	315	443
Restructuring charges	—	—	68	—
Deposit-related charged-off items expense	144	410	83	19,987
Other	3,538	3,398	10,861	11,051
Total noninterest expense	35,875	32,469	105,242	119,502
Income before income taxes	25,238	14,548	67,357	47,120
Income tax expense	4,761	1,082	12,470	5,955
Net income	$20,477	$13,466	$54,887	$41,165
Preferred stock dividends	365	365	1,094	1,094
Net income available to common shareholders	$20,112	$13,101	$53,793	$40,071
Earnings per common share (Note 2):
Basic	$1.00	$0.85	$2.68	$2.60
Diluted	$0.99	$0.84	$2.65	$2.57
Cash dividends declared per common share	$0.31	$0.30	$0.93	$0.90

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$20,477	$13,466	$54,887	$41,165
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	5,715	25,430	16,947	18,795
Hedging derivative instruments	(363)	(1,851)	(1,412)	(1,381)
Pension and post-retirement obligations	104	166	311	498
Total other comprehensive (loss) income, net of tax	5,456	23,745	15,846	17,912
Comprehensive income	$25,933	$37,211	$70,733	$59,077

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and nine months ended September 30, 2025 and 2024

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2024	$17,285	$207	$233,421	$388,665	$(52,604)	$(17,990)	$568,984
Comprehensive income:
Net income	—	—	—	16,878	—	—	16,878
Other comprehensive income, net of tax	—	—	—	—	10,609	—	10,609
Purchases of common stock for treasury	—	—	—	—	—	(481)	(481)
Share-based compensation plans:
Share-based compensation	—	—	506	—	—	—	506
Restricted stock units released	—	—	(1,452)	—	—	1,452	—
Restricted stock awards issued	—	—	(19)	—	—	19	—
Stock awards	—	—	(1)	—	—	19	18
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.31 per share	—	—	—	(6,221)	—	—	(6,221)
Balance at March 31, 2025	$17,285	$207	$232,455	$398,957	$(41,995)	$(16,981)	$589,928
Comprehensive income (loss):
Net income	—	—	—	17,532	—	—	17,532
Other comprehensive loss, net of tax	—	—	—	—	(219)	—	(219)
Share-based compensation plans:
Share-based compensation	—	—	954	—	—	—	954
Restricted stock awards issued	—	—	(432)	—	—	432	—
Stock awards			(9)			83	74
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.31 per share	—	—	—	(6,237)	—	—	(6,237)
Balance at June 30, 2025	$17,285	$207	$232,968	$409,888	$(42,214)	$(16,466)	$601,668
Comprehensive income (loss):
Net income	—	—	—	20,477	—	—	20,477
Other comprehensive loss, net of tax	—	—	—	—	5,456	—	5,456
Purchases of common stock for treasury	—	—	—	—	—	(34)	(34)
Share-based compensation plans:
Share-based compensation	—	—	756	—	—	—	756
Restricted stock units released	—	—	(95)	—	—	95	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.31 per share	—	—	—	(6,238)	—	—	(6,238)
Balance at September 30, 2025	$17,285	$207	$233,629	$423,762	$(36,758)	$(16,405)	$621,720

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

Three and nine months ended September 30, 2025 and 2024

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2023	$17,292	$161	$125,841	$451,687	$(119,941)	$(20,244)	$454,796
Comprehensive income (loss):
Net income	—	—	—	2,070	—	—	2,070
Other comprehensive loss, net of tax	—	—	—	—	(6,323)	—	(6,323)
Purchases of common stock for treasury	—	—	—	—	—	(393)	(393)
Share-based compensation plans:
Share-based compensation	—	—	569	—	—	—	569
Restricted stock units released	—	—	(1,783)	—	—	1,783	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.30 per share	—	—	—	(4,620)	—	—	(4,620)
Balance at March 31, 2024	$17,292	$161	$124,627	$448,772	$(126,264)	$(18,854)	$445,734
Comprehensive income (loss):
Net income	—	—	—	25,629	—	—	25,629
Other comprehensive income, net of tax	—	—	—	—	490	—	490
Purchases of common stock for treasury	—	—	—	—	—	(3)	(3)
Share-based compensation plans:
Share-based compensation	—	—	746	—	—	—	746
Restricted stock awards released	—	—	(15)	—	—	15	—
Restricted stock awards issued	—	—	(607)	—	—	607	—
Stock awards	—	—	(47)	—	—	120	73
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.30 per share	—	—	—	(4,638)	—	—	(4,638)
Balance at June 30, 2024	$17,292	$161	$124,704	$469,399	$(125,774)	$(18,115)	$467,667
Comprehensive income (loss):
Net income	—	—	—	13,466	—	—	13,466
Other comprehensive loss, net of tax	—	—	—	—	23,745	—	23,745
Purchases of common stock for treasury						(26)	(26)
Share-based compensation plans:
Share-based compensation	—	—	494	—	—	—	494
Restricted stock units released			(86)			86	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.30 per share	—	—	—	(4,639)	—	—	(4,639)
Balance at September 30, 2024	$17,292	$161	$125,112	$477,861	$(102,029)	$(18,055)	$500,342

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$54,887	$41,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,699	5,719
Net (accretion) amortization of (discounts) premiums on securities	(4,109)	2,014
Provision (benefit) for credit losses	8,222	(311)
Share-based compensation	2,216	1,809
Deferred income tax expense	5,776	1,094
Proceeds from sale of loans held for sale	33,488	34,491
Originations of loans held for sale	(32,918)	(35,184)
Income on company owned life insurance	(8,591)	(4,062)
Net gain on sale of loans held for sale	(542)	(432)
Net gain on sale or call of investment securities	(706)	—
Net gain on sale of assets of subsidiary	—	(13,658)
Net loss on sale and disposal of other assets	281	25
Decrease in other assets	15,800	31,113
Decrease in other liabilities	(82,105)	(13,672)
Net cash (used in) provided by operating activities	(2,602)	50,111
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(137,957)	(131,401)
Held to maturity	(2,359)	(1,059)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale securities	58,971	155,734
Held to maturity	30,692	27,772
Proceeds from sales of available for sale securities	94,142	—
Proceeds from sales of securities–held to maturity	—	—
Net increase in loans	(119,699)	53,242
Purchase of company owned life insurance, net of benefits received	(72,086)	1
Proceeds received from surrender of company owned life insurance	73,958	—
Proceeds from sale of assets of subsidiary	—	27,000
Purchases of premises and equipment	(3,427)	(4,571)
Net cash (used in) provided by investing activities	(77,765)	126,718
Cash flows from financing activities:
Net increase in deposits	253,078	93,689
Short-term borrowings, by original maturity:
More than three months - repayments	—	(63,000)
Three months or less, net	(44,000)	(67,000)
Repayment of long-term borrowings	(10,000)	—
Purchases of common stock for treasury	(515)	(422)
Cash dividends paid to common and preferred shareholders	(19,572)	(14,969)
Net cash provided by (used in) financing activities	178,991	(51,702)
Net increase in cash and cash equivalents	98,624	125,127
Cash and cash equivalents, beginning of period	87,321	124,442
Cash and cash equivalents, end of period	$185,945	$249,569

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (individually referred to herein as the “Parent Company,” or “Parent,” and together with its subsidiaries, collectively referred to herein as the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Company provides diversified financial services through its subsidiaries, Five Star Bank (the “Bank”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly owned New York chartered banking subsidiary, the Bank. The Bank also has commercial loan production offices in Ellicott City (Baltimore), Maryland and Syracuse, New York, and indirect lending network relationships with franchised automobile dealers in the Capital District of New York. Effective January 1, 2024, the Company exited the Pennsylvania automobile market to align our focus more fully around its core Upstate New York market. Courier Capital provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. The Company previously offered a Banking-as-a-Service (“BaaS”) business to non-bank financial service providers and other financial technology firms, or FinTechs, allowing them to provide banking services to their end users. On September 16, 2024, the Company issued a press release announcing its intent to begin an orderly wind down of its BaaS offerings, following a careful review by the Company’s executive management and Board of Directors undertaken in conjunction with its annual strategic planning process. The Company had approximately $7 million of BaaS-related deposits on the balance sheet at September 30, 2025, and expects the remaining balance to flow out in early 2026.

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

Supplemental cash flow information is summarized as follows for the nine months ended September 30, 2025, and 2024 (in thousands):

	2025	2024
Supplemental information:
Cash paid for interest	$94,465	$121,197
Cash paid for income taxes	—	3,526
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	142	181
Accrued and declared unpaid dividends	6,601	5,004

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

Legislative Developments

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act” (the “OBBB Act”), into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The OBBB Act also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after December 31, 2025. The Company is currently evaluating the provisions of the OBBB Act and does not expect it to have a material impact on its consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. There were no participating securities outstanding for the three and nine months ended September 30, 2025 and 2024. Therefore, the two-class method of calculating basic and diluted EPS was not applicable for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income available to common shareholders	$20,112	$13,101	$53,793	$40,071
Weighted average common shares outstanding:
Total shares issued	20,700	16,100	20,700	16,100
Unvested restricted stock awards	(8)	(10)	(9)	(10)
Treasury shares	(570)	(626)	(590)	(653)
Total basic weighted average common shares outstanding	20,122	15,464	20,101	15,437
Incremental shares from assumed:
Vesting of restricted stock awards	214	172	205	145
Total diluted weighted average common shares outstanding	20,336	15,636	20,306	15,582

Basic earnings per common share	$1.00	$0.85	$2.68	$2.60
Diluted earnings per common share	$0.99	$0.84	$2.65	$2.57

On December 13, 2024, the Company completed an underwritten public offering of 4,600,000 common shares at $25.00 per share.

For the three and nine months ended September 30, 2025 and 2024, no average shares were excluded from the computation of diluted EPS because the effect would be antidilutive.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2025
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$274,642	$4,623	$4,851	$274,414
Federal Home Loan Mortgage Corporation	266,560	3,376	17,666	252,270
Government National Mortgage Association	270,740	7	22,499	248,248
Collateralized mortgage obligations:
Federal National Mortgage Association	27,729	204	1,012	26,921
Federal Home Loan Mortgage Corporation	16,220	136	2,192	14,164
Government National Mortgage Association	69,925	910	—	70,835
Total mortgage-backed securities	925,816	9,256	48,220	886,852
Other debt securities	36,641	316	217	36,740
Total available for sale securities	$962,457	$9,572	$48,437	$923,592
Securities held to maturity:
U.S. Government agency and government sponsored enterprises	$6,776	$—	$163	$6,613
State and political subdivisions	33,792	39	4,915	28,916
Mortgage-backed securities:
Federal National Mortgage Association	4,809	—	377	4,432
Federal Home Loan Mortgage Corporation	7,251	—	1,073	6,178
Government National Mortgage Association	16,677	—	1,637	15,040
Collateralized mortgage obligations:
Federal National Mortgage Association	6,315	—	415	5,900
Federal Home Loan Mortgage Corporation	9,388	—	454	8,934
Government National Mortgage Association	2,619	—	155	2,464
Total mortgage-backed securities	47,059	—	4,111	42,948
Total held to maturity securities	87,627	$39	$9,189	$78,477
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$87,625

December 31, 2024
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	287,416	1	9,447	277,970
Federal Home Loan Mortgage Corporation	350,495	206	25,355	325,346
Government National Mortgage Association	216,392	84	23,210	193,266
Collateralized mortgage obligations:
Federal National Mortgage Association	14,720	—	1,320	13,400
Federal Home Loan Mortgage Corporation	20,357	136	2,732	17,761
Government National Mortgage Association	74,677	3	404	74,276
Privately issued	—	365	—	365
Total mortgage-backed securities	964,057	795	62,468	902,384
Other debt securities	8,663	69	11	8,721
Total available for sale securities	$972,720	$864	$62,479	$911,105

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2024 (continued)
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$16,663	$—	$512	$16,151
State and political subdivisions	45,333	26	5,192	40,167
Mortgage-backed securities:
Federal National Mortgage Association	5,120	—	580	4,540
Federal Home Loan Mortgage Corporation	7,365	—	1,367	5,998
Government National Mortgage Association	18,410	—	2,217	16,193
Collateralized mortgage obligations:
Federal National Mortgage Association	8,777	—	658	8,119
Federal Home Loan Mortgage Corporation	11,309	—	727	10,582
Government National Mortgage Association	3,026	—	220	2,806
Total mortgage-backed securities	54,007	—	5,769	48,238
Total held to maturity securities	116,003	$26	$11,473	$104,556
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$116,001

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $3.5 million and $3.4 million as of September 30, 2025 and December 31, 2024, respectively. For held to maturity (“HTM”) debt securities, AIR totaled $447 thousand and $456 thousand as of September 30, 2025 and December 31, 2024, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three and nine months ended September 30, 2025 and 2024, the provision for credit losses for HTM investment securities was less than $1 thousand in each period.

Investment securities with a total fair value of $939.7 million and $828.8 million at September 30, 2025 and December 31, 2024, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The proceeds and related gain or loss on sales of AFS securities for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Proceeds from sales	$29,186	$—	$94,142	$—
Gross realized gains	703	—	1,311	—
Gross realized losses	—	—	(605)	—

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2025 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$—	$—
Due from one to five years	9	9
Due after five years through ten years	60,485	60,871
Due after ten years	901,963	862,712
Total available for sale securities	$962,457	$923,592
Debt securities held to maturity:
Due in one year or less	$7,128	$7,130
Due from one to five years	14,869	14,250
Due after five years through ten years	17,924	15,869
Due after ten years	47,706	41,228
Total held to maturity securities	$87,627	$78,477

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2025
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$—	$—	$19,438	$4,851	$19,438	$4,851
Federal Home Loan Mortgage Corporation	—	—	67,826	17,666	67,826	17,666
Government National Mortgage Association	131,658	2,467	107,980	20,032	239,638	22,499
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	3,635	1,012	3,635	1,012
Federal Home Loan Mortgage Corporation	—	—	7,370	2,192	7,370	2,192
Government National Mortgage Association	—	—	—	—	—	—
Total mortgage-backed securities	131,658	2,467	206,249	45,753	337,907	48,220
Other debt securities	17,275	217	—	—	17,275	217
Total AFS debt securities with unrealized losses	$148,933	$2,684	$206,249	$45,753	$355,182	$48,437

December 31, 2024
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	258,197	3,525	19,732	5,922	277,929	9,447
Federal Home Loan Mortgage Corporation	228,956	2,941	75,647	22,414	304,603	25,355
Government National Mortgage Association	113,772	2,120	69,935	21,090	183,707	23,210
Collateralized mortgage obligations:
Federal National Mortgage Association	9,742	16	3,658	1,304	13,400	1,320
Federal Home Loan Mortgage Corporation	2,411	29	7,655	2,703	10,066	2,732
Government National Mortgage Association	64,493	404			64,493	404
Total mortgage-backed securities	677,571	9,035	176,627	53,433	854,198	62,468
Other debt securities	3,652	11	—	—	3,652	11
Total AFS debt securities with unrealized losses	$681,223	$9,046	$176,627	$53,433	$857,850	$62,479

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

The total number of AFS securities’ positions in the investment portfolio in an unrealized loss position, for which an allowance for credit losses had not been recorded, was 52 at September 30, 2025 and 76 at December 31, 2024. At September 30, 2025, the Company had a position in 37 investment securities with a fair value of $206.2 million and a total unrealized loss of $45.8 million that had been in a continuous unrealized loss position for more than 12 months, and a total of 15 securities’ positions in the Company’s investment portfolio with a fair value of $148.9 million and a total unrealized loss of $2.7 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2024, the Company had a position in 37 investment securities with a fair value of $176.6 million and a total unrealized loss of $53.4 million that had been in a continuous unrealized loss position for more than 12 months, and a total of 39 securities’ positions in the Company’s investment portfolio with a fair value of $681.2 million and a total unrealized loss of $9.0 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of September 30, 2025 and December 31, 2024, no allowance for credit losses had been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company expects to recover the amortized cost basis of its investments and more than likely will not need to sell before the recovery period for operating purposes, with no impairment identified. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of September 30, 2025, $29.1 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $4.7 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2024, $41.9 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $3.4 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and no municipal bonds were rated below investment grade.

As of September 30, 2025 and December 31, 2024, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
September 30, 2025
Commercial business	$739,821	$782	$740,603
Commercial mortgage–construction	443,726	(2,692)	441,034
Commercial mortgage–multifamily	593,380	(746)	592,634
Commercial mortgage–non-owner occupied	895,038	(1,154)	893,884
Commercial mortgage–owner occupied	321,555	—	321,555
Residential real estate loans	639,086	9,311	648,397
Residential real estate lines	72,901	3,208	76,109
Consumer indirect	812,833	25,838	838,671
Other consumer	37,597	(61)	37,536
Total	$4,555,937	$34,486	4,590,423
Allowance for credit losses–loans			(47,292)
Total loans, net			$4,543,131
December 31, 2024
Commercial business	$664,846	$475	$665,321
Commercial mortgage–construction	584,296	(1,677)	582,619
Commercial mortgage–multifamily	471,499	(545)	470,954
Commercial mortgage–non-owner occupied	859,079	(1,092)	857,987
Commercial mortgage–owner occupied	288,042	(6)	288,036
Residential real estate loans	639,466	10,740	650,206
Residential real estate lines	72,308	3,244	75,552
Consumer indirect	819,116	26,656	845,772
Other consumer	42,827	(70)	42,757
Total	$4,441,479	$37,725	4,479,204
Allowance for credit losses–loans			(48,041)
Total loans, net			$4,431,163

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $2.3 million as of both September 30, 2025 and December 31, 2024.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $289.2 million and $280.8 million as of September 30, 2025 and December 31, 2024, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2025, and December 31, 2024, AIR for loans totaled $21.5 million and $19.9 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no specific allowance
September 30, 2025
Commercial business	$179	$7	$—	$186	$3,799	$735,836	$739,821	$538
Commercial mortgage–construction	—	2,417	—	2,417	19,794	421,515	443,726	19,794
Commercial mortgage–multifamily	4,161	—	—	4,161	540	588,679	593,380	540
Commercial mortgage–non-owner occupied	—	—	—	—	—	895,038	895,038	—
Commercial mortgage–owner occupied	—	—	—	—	1,102	320,453	321,555	567
Residential real estate loans	1,897	126	—	2,023	5,877	631,186	639,086	5,877
Residential real estate lines	596	85	—	681	212	72,008	72,901	212
Consumer indirect	7,471	2,009	—	9,480	2,482	800,871	812,833	2,482
Other consumer	133	141	—	274	145	37,178	37,597	145
Total loans, gross	$14,437	$4,785	$—	$19,222	$33,951	$4,502,764	$4,555,937	$30,155
December 31, 2024
Commercial business	$293	$9	$8	$310	$5,609	$658,927	$664,846	$427
Commercial mortgage–construction	-	2,285	-	2,285	20,280	561,731	584,296	19,460
Commercial mortgage–multifamily	-	-	-	-	-	471,499	471,499	-
Commercial mortgage–non-owner occupied	256	-	-	256	4,773	854,050	859,079	4,773
Commercial mortgage–owner occupied	-	-	-	-	354	287,688	288,042	354
Residential real estate loans	3,435	95	-	3,530	6,918	629,018	639,466	6,918
Residential real estate lines	370	47	-	417	253	71,638	72,308	253
Consumer indirect	12,734	2,219	-	14,953	3,157	801,006	819,116	3,157
Other consumer	109	135	35	279	19	42,529	42,827	19
Total loans, gross	$17,197	$4,790	$43	$22,030	$41,363	$4,378,086	$4,441,479	$35,361

There were no consumer overdrafts which were past due greater than 90 days as of September 30, 2025 and $35 thousand as of December 31, 2024. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2025 and 2024. Estimated interest income of $195 thousand and $324 thousand for the three months ended September 30, 2025 and 2024, respectively, and $822 thousand and $519 thousand for the nine months ended September 30, 2025 and 2024, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted, for the following periods (in thousands):

Term Extension
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Loan Type
Commercial business	$—	$—	$—	$—
Commercial mortgage–construction	—	—	—	—
Commercial mortgage–multifamily	—	—	—	—
Commercial mortgage–non-owner occupied	—	—	—	—
Commercial mortgage–owner occupied	—	—	—	—
Residential real estate loans	814	319	1,498	768
Residential real estate lines	—	—	—	—
Consumer indirect	—	—	—	—
Other consumer	—	—	—	—
Total	$814	$319	$1,498	$768

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.0 years to the life of the loan, which reduced the monthly payment amount for the borrower.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended September 30, 2025 (in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Commercial business	$—	$—	$—
Commercial mortgage–construction	—	—	—
Commercial mortgage–multifamily	—	—	—
Commercial mortgage–non-owner occupied	—	—	—
Commercial mortgage–owner occupied	—	—	—
Residential real estate loans	1,358	—	140
Residential real estate lines	—	—	—
Consumer indirect	—	—	—
Other consumer	—	—	—
Total	$1,358	$—	$140

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured when a borrower is experiencing financial difficulty, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of September 30, 2025 and December 31, 2024 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve

September 30, 2025
Commercial business	$5,872	$3,155	$9,027	$3,018
Commercial mortgage–construction	—	19,794	19,794	—
Commercial mortgage–multifamily	—	4,751	4,751	—
Commercial mortgage–non-owner occupied	—	12,994	12,994	—
Commercial mortgage–owner occupied	—	1,427	1,427	90
Total	$5,872	$42,121	$47,993	$3,108

December 31, 2024
Commercial business	$5,860	$5,000	$10,860	$2,073
Commercial mortgage–construction	—	29,792	29,792	820
Commercial mortgage–multifamily	—	—	—	—
Commercial mortgage–non-owner occupied	—	17,767	17,767	—
Commercial mortgage–owner occupied	—	720	720	—
Total	$5,860	$53,279	$59,139	$2,893

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2025
Commercial business:
Uncriticized	$100,179	$95,543	$78,534	$70,148	$35,693	$26,945	$307,062	$—	$714,104
Special mention	26	2,443	4,119	5	11	522	7,253	—	14,379
Substandard	—	117	321	8	—	173	7,860	—	8,479
Doubtful	—	62	—	3,099	21	172	287	—	3,641
Total	$100,205	$98,165	$82,974	$73,260	$35,725	$27,812	$322,462	$—	$740,603
Current period gross write-offs	$—	$75	$—	$1,953	$14	$173	$—	$—	$2,215

Commercial mortgage–construction
Uncriticized	$31,139	$90,014	$144,738	$137,431	$—	$5,993	$—	$—	$409,315
Special mention	—	—	6,241	3,267	2,417	—	—	—	11,925
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	19,794	—	—	—	19,794
Total	$31,139	$90,014	$150,979	$140,698	$22,211	$5,993	$—	$—	$441,034
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–multifamily
Uncriticized	$69,317	$23,744	$105,847	$129,967	$146,912	$99,123	$—	$—	$574,910
Special mention	—	—	—	316	4,583	7,418	—	—	12,317
Substandard	—	—	—	4,211	—	656	—	—	4,867
Doubtful	—	—	—	—	—	540	—	—	540
Total	$69,317	$23,744	$105,847	$134,494	$151,495	$107,737	$—	$—	$592,634
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–non-owner occupied
Uncriticized	$105,314	$86,403	$68,679	$238,220	$78,024	$298,392	$—	$—	$875,032
Special mention	—	—	—	—	—	5,683	—	—	5,683
Substandard	—	—	12,994	—	—	175	—	—	13,169
Doubtful	—	—	—	—	—	—	—	—	—
Total	$105,314	$86,403	$81,673	$238,220	$78,024	$304,250	$—	$—	$893,884
Current period gross write-offs	$—	$—	$—	$—	$—	$597	$—	$—	$597

Commercial mortgage–owner occupied
Uncriticized	$24,181	$69,091	$23,805	$63,734	$37,786	$96,682	$—	$—	$315,279
Special mention	2,250	—	—	—	—	1,976	—	—	4,226
Substandard	—	—	—	—	202	746	—	—	948
Doubtful	—	—	—	—	—	1,102	—	—	1,102
Total	$26,431	$69,091	$23,805	$63,734	$37,988	$100,506	$—	$—	$321,555
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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
September 30, 2025
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Allowance for Credit Losses–Loans

The following table sets forth the changes in the allowance for credit losses – loans for the three and nine months ended September 30, 2025 and 2024 (in thousands):

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2025
Allowance for credit losses–loans:
Beginning balance	$8,996	$4,514	$3,930	$8,868	$3,087	$4,638	$969	$11,783	$506	$47,291
Charge-offs	(140)	—	—	—	—	—	—	(3,762)	(447)	(4,349)
Recoveries	17	357	—	1	1	25	—	1,836	51	2,288
(Benefit) provision	897	(1,046)	(131)	299	378	(471)	(48)	1,828	356	2,062
Ending balance	$9,770	$3,825	$3,799	$9,168	$3,466	$4,192	$921	$11,685	$466	$47,292

Nine months ended September 30, 2025
Beginning balance	$8,665	$6,824	$3,458	$7,330	$4,183	$3,596	$793	$12,705	$487	$48,041
Charge-offs	(2,215)	—	—	(597)	—	(162)	(27)	(12,739)	(1,200)	(16,940)
Recoveries	132	357	—	3	3	54	—	7,722	189	8,460
(Benefit) provision	3,188	(3,356)	341	2,432	(720)	704	155	3,997	990	7,731
Ending balance	$9,770	$3,825	$3,799	$9,168	$3,466	$4,192	$921	$11,685	$466	$47,292

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2024
Allowance for credit losses–loans:
Beginning balance	$12,246	$3,746	$3,449	$6,052	$2,118	$4,211	$769	$10,842	$519	$43,952
Charge-offs	(40)	—	(13)	—	—	(2)	—	(4,410)	(187)	(4,652)
Recoveries	43	—	1	1	1	3	—	2,857	81	2,987
Provision	(3,774)	1,656	(828)	1,425	2,081	(417)	64	2,057	127	2,391
Ending balance	$8,475	$5,402	$2,609	$7,478	$4,200	$3,795	$833	$11,346	$540	$44,678
Nine months ended September 30, 2024
Beginning balance	$13,102	$3,710	$4,009	$6,074	$2,065	$5,286	$764	$14,099	$1,973	51,082
Charge-offs	(110)	—	(13)	—	—	(109)	—	(14,373)	(767)	(15,372)
Recoveries	143	—	—	3	4	10	—	9,003	301	9,464
Provision (benefit)	(4,660)	1,692	(1,387)	1,401	2,131	(1,392)	69	2,617	(967)	(496)
Ending balance	$8,475	$5,402	$2,609	$7,478	$4,200	$3,795	$833	$11,346	$540	$44,678

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities (in thousands):

		September 30,	December 31,
	Balance Sheet Location	2025	2024
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$40,002	$39,343
Accumulated amortization	Other assets	(10,342)	(8,974)
Net book value		$29,660	$30,369

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$32,149	$32,763

The weighted average remaining lease term for operating leases was 19.2 years at September 30, 2025 and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.93%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LEASES (Continued)

The following table represents lease costs and other lease information (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Lease costs:
Operating lease costs	$779	$775	$2,338	$2,327
Variable lease costs (1)	159	139	386	334
Sublease income	(35)	(36)	(104)	(103)
Net lease costs	$903	$878	$2,620	$2,558

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$754	$775	$2,266	$2,327
Right of use assets obtained in exchange for new operating lease liabilities	$392	$139	$703	$334

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at September 30, 2025 (in thousands):

Twelve months ended September 30,
2025	$751
2026	2,931
2027	2,904
2028	2,619
2029	2,317
Thereafter	35,161
Total future minimum operating lease payments	46,683
Amounts representing interest	(14,534)
Present value of net future minimum operating lease payments	$32,149

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual goodwill impairment test as of October 1st. The Company did not identify an indication of goodwill impairment for any of its reporting units during the quarter ended September 30, 2025.

The carrying amount of goodwill totaled $58.1 million as of September 30, 2025 and December 31, 2024.

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

	September 30,	December 31,
	2025	2024
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(2,042)	(2,042)
Net book value	$—	$—

Other intangibles:
Gross carrying amount	$7,243	$7,243
Accumulated amortization	(4,921)	(4,606)
Net book value	$2,322	$2,637

Amortization expense for total other intangible assets was $103 thousand and $315 thousand for the three and nine months ended September 30, 2025 and $112 thousand and $443 thousand for the three and nine months ended September 30, 2024. The weighted average remaining amortization period for other intangibles was 11.5 years.

As of September 30, 2025, the estimated amortization expense of other intangible assets for the remainder of 2025 and each of the next five years is as follows (in thousands):

2025 (remainder of year)	$100
2026	379
2027	343
2028	308
2029	272
2030	236
Thereafter	684
Total	$2,322

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of the dates indicated are as follows (in thousands):

	September 30,	December 31,
	2025	2024
Other Assets:
Tax credit investments	$63,377	$71,861
Net deferred tax asset	49,650	60,885
Derivative instruments	30,450	46,133
Operating lease right of use assets	29,660	30,369
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	18,956	18,261
Accrued interest receivable	25,738	23,748
Other	54,436	50,454
Total other assets	$272,267	$301,711

	September 30,	December 31,
	2025	2024
Other Liabilities:
Collateral on derivative instruments	$23,780	$45,960
Derivative instruments	27,602	41,410
Operating lease right of use obligations	32,149	32,763
Accrued interest expense	19,757	25,856
Other	35,235	73,539
Total other liabilities	$138,523	$219,528

Included in Other Liabilities–Other as of December 31, 2024 was a $23.0 million accrual for a contingent litigation liability, which was paid during the third quarter of 2025. Refer to Note 13, Commitments and Contingencies, for more information related to this legal proceeding.

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

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows at September 30, 2025 (dollars in thousands):

Effective Date	Expiration Date	Notional Amount	Pay Fixed Rate
4/11/2022	4/11/2027	$50,000	0.787%
1/24/2023	1/24/2026	$30,000	3.669%
5/5/2023	5/5/2026	$25,000	3.4615%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $658 thousand in accumulated other comprehensive loss related to derivatives will be reclassified as an increase to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of September 30, 2025 and December 31, 2024 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount			Fair value			Fair value
	September 30, 2025	December 31, 2024	Balance Sheet Line Item	September 30, 2025	December 31, 2024	Balance Sheet Line Item	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Cash flow hedges	$105,000	$105,000	Other assets	$2,738	$4,693	Other liabilities	$—	$—
Total derivatives	$105,000	$105,000		$2,738	$4,693		$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps (1)	$1,173,156	$1,123,909	Other assets	$27,577	$41,318	Other liabilities	$27,579	$41,319
Credit contracts	89,860	84,845	Other assets	—	—	Other liabilities	—	—
Mortgage banking	6,432	12,770	Other assets	135	122	Other liabilities	23	91
Total derivatives	$1,269,448	$1,221,524		$27,712	$41,440		$27,602	$41,410

(1)
The Company was holding collateral of $23.8 million and $46.0 million against its net obligations under these contracts at September 30, 2025 and December 31, 2024, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and nine months ended September 30, 2025 and 2024 (in thousands):

		Gain (loss) recognized in income		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended September 30,		Nine months ended September 30,
Undesignated derivatives	recognized in income	2025	2024	2025	2024
Interest rate swaps	Income from derivative instruments, net	$794	$212	$1,219	$661
Credit contracts	Income from derivative instruments, net	—	—	137	5
Mortgage banking	Income from derivative instruments, net	53	—	80	97
Total undesignated		$847	$212	$1,436	$763

(9.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and nine months ended September 30, 2025 and 2024:

	Outstanding	Treasury	Issued
2025
Shares at December 31, 2024	20,076,572	622,984	20,699,556
Restricted stock awards issued	667	(667)	—
Stock awards	654	(654)	—
Restricted stock units released	50,270	(50,270)	—
Treasury stock purchases	(18,451)	18,451	—
Shares at March 31, 2025	20,109,712	589,844	20,699,556
Restricted stock awards issued	14,971	(14,971)	—
Stock awards	2,892	(2,892)	—
Shares at June 30, 2025	20,127,575	571,981	20,699,556
Restricted stock units released	3,300	(3,300)	—
Treasury stock purchases	(1,242)	1,242	—
Shares at September 30, 2025	20,129,633	569,923	20,699,556

2024
Shares at December 31, 2023	15,407,406	692,150	16,099,556
Restricted stock units released	60,989	(60,989)	—
Treasury stock purchases	(21,446)	21,446	—
Shares at March 31, 2024	15,446,949	652,607	16,099,556
Restricted stock awards issued	22,011	(22,011)	—
Restricted stock awards forfeited	(1,000)	1,000	—
Stock awards	4,141	(4,141)	—
Restricted stock units released	500	(500)	—
Treasury stock purchases	(206)	206	—
Shares at June 30, 2024	15,472,395	627,161	16,099,556
Restricted stock awards released	3,000	(3,000)	—
Treasury stock purchases	(1,081)	1,081	—
Shares at September 30, 2024	15,474,314	625,242	16,099,556

(9.) SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock Offering

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

Share Repurchase Programs

In September 2025, the Company’s Board of Directors (the “Board”) authorized a share repurchase program, for up to 1,006,379 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares, which replaced and terminated the prior share repurchase program authorized by the Board in June 2022. Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. The repurchase program does not obligate the Company to purchase any shares and it may be extended, modified, or discontinued at any time. As of September 30, 2025, no shares have been repurchased under this program.

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the components of other comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2025
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$8,375	$2,145	$6,230
Reclassification adjustment for net gains included in net income (1)	(692)	(177)	(515)
Total securities available for sale and transferred securities	7,683	1,968	5,715
Hedging derivative instruments:
Change in unrealized gain during the period	(488)	(125)	(363)
Pension obligations:
Amortization of prior service credit included in income	(134)	(35)	(99)
Amortization of net actuarial loss included in income	274	71	203
Total pension obligations	140	36	104
Other comprehensive income	$7,335	$1,879	$5,456
Nine months ended September 30, 2025
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$23,456	$6,009	$17,447
Reclassification adjustment for net gains included in net income (1)	(672)	(172)	(500)
Total securities available for sale and transferred securities	22,784	5,837	16,947
Hedging derivative instruments:
Change in unrealized gain during the period	(1,898)	(486)	(1,412)
Pension obligations:
Amortization of prior service credit included in income	(402)	(102)	(300)
Amortization of net actuarial loss included in income	822	211	611
Total pension obligations	420	109	311
Other comprehensive income	$21,306	$5,460	$15,846

(1) Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2024
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$34,176	$8,756	$25,420
Reclassification adjustment for net gains included in net income (1)	13	3	10
Total securities available for sale and transferred securities	34,189	8,759	25,430
Hedging derivative instruments:
Change in unrealized gain during the period	(2,488)	(637)	(1,851)
Pension obligations:
Amortization of prior service credit included in income	(134)	(34)	(100)
Amortization of net actuarial loss included in income	358	92	266
Total pension obligations	224	58	166
Other comprehensive income	$31,925	$8,180	$23,745
Nine months ended September 30, 2024
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$25,228	$6,463	$18,765
Reclassification adjustment for net gains included in net income (1)	40	10	30
Total securities available for sale and transferred securities	25,268	6,473	18,795
Hedging derivative instruments:
Change in unrealized gain during the period	(1,856)	(475)	(1,381)
Pension obligations:
Amortization of prior service credit included in income	(402)	(103)	(299)
Amortization of net actuarial loss included in income	1,073	276	797
Total pension obligations	671	173	498
Other comprehensive income	$24,083	$6,171	$17,912

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive (Loss) Income
Three months ended September 30, 2025
Balance at beginning of period	$2,036	$(34,703)	$(9,547)	$(42,214)
Other comprehensive (loss) income before reclassifications	(363)	6,230	—	5,867
Amounts reclassified from accumulated other comprehensive income	—	(515)	104	(411)
Net current period other comprehensive (loss) income	(363)	5,715	104	5,456
Balance at end of period	$1,673	$(28,988)	$(9,443)	$(36,758)
Nine months ended September 30, 2025
Balance at beginning of period	$3,085	$(45,935)	$(9,754)	$(52,604)
Other comprehensive (loss) income before reclassifications	(1,412)	17,447	—	16,035
Amounts reclassified from accumulated other comprehensive income	—	(500)	311	(189)
Net current period other comprehensive (loss) income	(1,412)	16,947	311	15,846
Balance at end of period	$1,673	$(28,988)	$(9,443)	$(36,758)
Three months ended September 30, 2024
Balance at beginning of period	$4,381	$(118,541)	$(11,614)	$(125,774)
Other comprehensive income (loss) before reclassifications	(1,851)	25,420	—	23,569
Amounts reclassified from accumulated other comprehensive income	—	10	166	176
Net current period other comprehensive (loss) income	(1,851)	25,430	166	23,745
Balance at end of period	$2,530	$(93,111)	$(11,448)	$(102,029)
Nine months ended September 30, 2024
Balance at beginning of period	$3,911	$(111,906)	$(11,946)	$(119,941)
Other comprehensive income (loss) before reclassifications	(1,381)	18,765	—	17,384
Amounts reclassified from accumulated other comprehensive income	—	30	498	528
Net current period other comprehensive (loss) income	(1,381)	18,795	498	17,912
Balance at end of period	$2,530	$(93,111)	$(11,448)	$(102,029)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statement of Operations
	Three months ended September 30,
	2025	2024

Realized gain on sale of investment securities	$703	$—	Net gain on sale or call of securities
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	(11)	(13)	Interest income
	692	(13)	Total before tax
	(177)	3	Income tax expense
	515	(10)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	134	134	Salaries and employee benefits
Net actuarial losses (1)	(274)	(358)	Salaries and employee benefits
	(140)	(224)	Total before tax
	36	58	Income tax benefit
	(104)	(166)	Net of tax
Total reclassified for the period	$411	$(176)
	Nine months ended
	September 30,
	2025	2024
Realized loss on sale of investment securities	$706	$—	Net gain on sale or call of securities
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	(34)	(40)	Interest income
	672	(40)	Total before tax
	(172)	10	Income tax expense
	500	(30)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	402	402	Salaries and employee benefits
Net actuarial losses (1)	(822)	(1,073)	Salaries and employee benefits
	(420)	(671)	Total before tax
	109	173	Income tax benefit
	(311)	(498)	Net of tax
Total reclassified for the period	$189	$(528)

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

The Company granted restricted stock awards (“RSAs”), restricted stock unit award (“RSUs”), and performance-based restricted stock units (“PSUs”) during the nine months ended September 30, 2025 as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
RSAs	15,638	$25.35
RSUs	205,579	$23.21
PSUs	42,232	$23.27

The grant date for the RSAs granted during the nine months ended September 30, 2025 was equal to the closing market price of our common stock on the day of the 2025 annual shareholder meeting. The grant-date fair value for the RSUs and PSUs granted during the nine months ended September 30, 2025 was equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

Fifty percent of the RSAs granted during the nine months ended September 30, 2025 vested on the grant date. The remaining RSAs will vest the day before the Company’s next annual meeting. The RSUs and PSUs granted during the nine months ended September 30, 2025 will generally vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Salaries and employee benefits	$708	$450	$1,874	$1,485
Other noninterest expense	48	44	342	324
Total share-based compensation expense	$756	$494	$2,216	$1,809

Income tax benefit realized for compensation costs	$112	$18	$485	$401

At September 30, 2025, there was $5.9 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.16 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) EMPLOYEE BENEFIT PLANS

The Company participates in a non-contributory defined benefit pension plan for certain employees who meet participation requirements. The components of the Company’s net periodic benefit expense for its pension obligations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service cost	$421	$490	$1,265	$1,472
Interest cost on projected benefit obligation	888	861	2,664	2,583
Expected return on plan assets	(849)	(1,004)	(2,547)	(3,013)
Amortization of unrecognized prior service credit	(134)	(134)	(402)	(402)
Amortization of unrecognized net actuarial loss	274	358	822	1,073
Net periodic benefit expense	$600	$571	$1,802	$1,713

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

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Commitments to extend credit	$1,441,001	$1,273,646
Standby letters of credit	21,835	14,559

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

Unfunded Commitments

At September 30, 2025 and December 31, 2024, the allowance for credit losses for unfunded commitments totaled $4.6 million and $4.1 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. The credit loss for unfunded commitments was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Credit loss for unfunded commitments	$670	$713	$491	$186

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) COMMITMENTS AND CONTINGENCIES (continued)

Contingent Liabilities and Litigation

On March 7, 2025, following a mediation held on February 28, 2025, the Company entered into a Settlement Agreement (“the Settlement Agreement”) with plaintiffs in the previously disclosed class action lawsuit to which the Company and the Bank are parties, brought by borrowers in New York and Pennsylvania in Pennsylvania state court regarding notices the Bank sent to defaulting borrowers after their vehicles were repossessed, which were alleged to have not fully complied with the relevant portions of the Uniform Commercial Code in both states. As part of the Settlement Agreement, which is subject to court approval, the Company agreed to make a cash payment in the amount of $29.5 million in full resolution of the matter. The Company does not anticipate that additional amounts will be accrued for this matter in 2025 or other future periods. The Company determined that the March 7, 2025 event met the definition of a recognized subsequent event in accordance with ASC Topic 855, Subsequent Events, at the December 31, 2024 balance sheet date, and recorded a $23.0 million pre-tax litigation accrual, which reflects the agreed upon settlement less approximately $6.5 million of available related insurance proceeds, in the Company’s December 31, 2024 consolidated financial statements. The settlement resulted in an after-tax loss of approximately $17.1 million in 2024. On March 20, 2025, Plaintiffs filed an uncontested motion seeking preliminary approval of the settlement which was approved by the court on July 29, 2025. The court set a final approval hearing date for November 4, 2025 and the settlement administrator mailed the class notices to all class members. Plaintiffs are required to file a motion for final court approval by October 31, 2025.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2025
Measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities	$—	$886,852	$—	$886,852
Other assets:
Other debt securities	—	36,740	—	36,740
Hedging derivative instruments	—	2,738	—	2,738
Fair value adjusted through comprehensive income	$—	$926,330	$—	$926,330
Other assets:
Derivative instruments – interest rate swaps	—	27,577	—	27,577
Derivative instruments – mortgage banking	—	135	—	135
Other liabilities:
Derivative instruments – interest rate swaps	—	(27,579)	—	(27,579)
Derivative instruments – mortgage banking	—	(23)	—	(23)
Fair value adjusted through net income	$—	$110	$—	$110
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,252	$—	$2,252
Collateral dependent loans	—	—	47,993	47,993
Other assets:
Long-lived assets held for sale	—	—	528	528
Loan servicing rights	—	—	1,666	1,666
Other real estate owned	—	—	142	142
Total	$—	$2,252	$50,329	$52,581

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2025. There were no liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2025 and 2024.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2025 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$47,993	Appraisal of collateral (1)	Appraisal adjustments (2)	36.63% (3) / 0 - 76.4%
Loan servicing rights	$1,666	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	12.8% (3)
Long-lived assets held for sale	$528	Appraisal of collateral (1)	Appraisal adjustments (2)	12.0%
Other real estate owned	$142	Appraisal of collateral (1)	Appraisal adjustments (2)	40.0%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the nine months ended September 30, 2025 and 2024.

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

	Level in Fair Value Measurement Hierarchy	September 30, 2025		December 31, 2024
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$185,945	$185,945	$87,321	$87,321
Securities available for sale	Level 2	923,592	923,592	911,105	911,105
Securities held to maturity, net	Level 2	87,627	78,477	116,001	104,556
Loans held for sale	Level 2	2,252	2,252	2,280	2,280
Loans	Level 2	4,495,138	4,399,650	4,374,917	4,277,167
Loans (1)	Level 3	47,993	47,993	56,246	56,246
Long-lived assets held for sale	Level 3	528	528	596	596
Accrued interest receivable	Level 1	25,738	25,738	23,748	23,748
Derivative instruments–cash flow hedges	Level 2	2,738	2,738	4,693	4,693
Derivative instruments–interest rate products	Level 2	27,577	27,577	41,318	41,318
Derivative instruments–mortgage banking	Level 2	135	135	122	122
FHLB and FRB stock	Level 2	18,956	18,956	18,261	18,261
Financial liabilities:
Non-maturity deposits	Level 1	3,691,681	3,691,681	3,559,559	3,559,559
Time deposits	Level 2	1,666,128	1,662,780	1,545,172	1,541,013
Short-term borrowings	Level 1	55,000	55,000	99,000	99,000
Long-term borrowings	Level 2	115,000	121,496	124,842	127,402
Accrued interest payable	Level 1	19,757	19,757	25,856	25,856
Derivative instruments–cash flow hedges	Level 2	—	—	—	—
Derivative instruments–interest rate products	Level 2	27,579	27,579	41,319	41,319
Derivative instruments–mortgage banking	Level 2	23	23	91	91

(1) Comprised of collateral dependent loans.

(15.) SEGMENT REPORTING

The Company’s Executive Management Team, which consists of the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Commercial Banking Officer, Chief Consumer Banking Officer, Chief Risk Officer, Chief Human Resources Officer, and Chief Marketing Officer, has been designated as its Chief Operating Decision Maker (“CODM”). The CODM determined the Company has one reportable segment, Banking, based upon information provided about the Company’s products and services offered. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products and services, and customers are similar. The CODM evaluates the financial performance of the Company’s business components by evaluating revenue streams, significant expenses, and budget to actual results when assessing the Company’s segment and in the determination of allocating resources. The CODM has determined that net income is the reportable measure of segment profit or loss that is regularly reviewed and used to allocate resources and assess performance. Loans and investments provide the interest income in the banking operation, while deposits and borrowings account for the interest expense. The CODM also considers provisions for credit losses a significant expense in the banking operation. All operations are domestic.

Segment performance is evaluated using net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.) SEGMENT REPORTING (Continued)

The following table presents balance sheet information of the Company’s segment as of periods indicated (in thousands).

	September 30, 2025	December 31, 2024
Segment assets
Goodwill	$48,536	$48,536
Total segment assets	$6,250,000	$6,080,731
Reconciliation of consolidated total assets
Goodwill - Courier Capital	9,585	9,585
Intangible assets, net - Courier Capital	2,322	2,637
Other assets	26,145	24,735
Elimination of intercompany receivables	—	(603)
Consolidated total assets	$6,288,052	$6,117,085

The following table presents information regarding the Company’s segment for the periods indicated (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest income	$84,422	$77,911	$248,340	$235,112
Interest expense	31,555	36,170	97,375	109,975
Segment net interest income	52,867	41,741	150,965	125,137
Noninterest income	9,330	6,848	24,968	21,333
Segment noninterest expense	32,886	29,941	95,866	110,076
Income before provision for credit losses and income taxes	29,311	18,648	80,067	36,394
(Provision) benefit for credit losses	(2,732)	(3,104)	(8,222)	311
Income before income taxes	26,579	15,544	71,845	36,705
Income tax expense	(5,203)	(1,336)	(13,532)	(3,080)
Segment net income	$21,376	$14,208	$58,313	$33,625

Reconciliation of consolidated net interest income:
Interest expense (1)	1,078	1,060	3,190	3,181
Consolidated net interest income	51,789	40,681	147,775	121,956

Reconciliation of consolidated net income:
Gain on sale of assets of subsidiary	—	—	—	13,658
Insurance income (2)	—	—	—	2,130
Investment advisory income (3)	2,978	2,676	8,527	7,794
Other fees and income	(252)	(84)	(449)	(560)
Other noninterest expense	(2,989)	(2,528)	(9,376)	(9,426)
Income before income tax benefit	20,035	13,212	53,825	44,040
Income tax benefit (expense)	442	254	1,062	(2,875)
Consolidated net income	$20,477	$13,466	$54,887	$41,165

(1) Interest expense represents interest on the subordinated notes, held at the Parent.

(2) Insurance income represents income from our former subsidiary, SDN, which was sold on April 1, 2024.

(3) Investment advisory income primarily represents income from our subsidiary Courier Capital.

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
•
Our business may be adversely affected by conditions in the financial markets and economic conditions generally, including macroeconomic pressures such as inflation, supply chain issues, geopolitical risks associated with international conflict, and the impact of a prolonged U.S. government shutdown;
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

On September 16, 2024, we announced our intent to begin an orderly wind down of our BaaS offerings, following a careful review by the Company’s executive management and Board of Directors (“Board”) undertaken in conjunction with its annual strategic planning process. As expected, the majority of BaaS-related deposits were off the balance sheet as of September 30, 2025. We expect the remaining balance to flow out in early 2026.

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

EXECUTIVE OVERVIEW

Stock Repurchase Program

In September 2025, the Board approved a share repurchase program for up to 1,006,379 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares. The new share repurchase program replaced and terminated the prior share repurchase program authorized by the Board in June 2022. The repurchase program does not obligate us to purchase any shares and it may be extended, modified, or discontinued at any time. As of September 30, 2025, no shares have been repurchased under this program.

Summary of 2025 Third Quarter Results

Net income increased $7.0 million to $20.5 million for the third quarter of 2025 compared to $13.5 million for the third quarter of 2024. Net income available to common shareholders for the third quarter of 2025 was $20.1 million, or $0.99 per diluted share, compared with $13.1 million, or $0.84 per diluted share, for the third quarter of 2024. Return on average common equity was 13.45% and return on average assets was 1.32% for the third quarter of 2025 compared to 11.08% and 0.89%, respectively, for the third quarter of 2024.

Net interest income totaled $51.8 million in the third quarter of 2025, an increase of $11.1 million compared to $40.7 million in the third quarter of 2024. Average interest-earning assets for the third quarter of 2025 were $45.2 million higher than the third quarter of 2024 primarily due to a $151.0 million increase in average loans, partially offset by an $87.8 million decrease in average investment securities, and an $18.0 million decrease in the average balance of Federal Reserve interest-earning cash. Average interest-bearing liabilities for the third quarter of 2025 were $37.8 million higher than the third quarter of 2024 due to a $127.6 million increase in average time deposits, partially offset by a $57.5 million decrease in average savings and money market account deposits, a $19.1 million decrease in average short-term borrowings, and a $9.7 million decrease in average long-term borrowings. The wind-down of the BaaS platform that the Bank initiated in September 2024 was the primary driver of the reduction in average savings and money market deposits and also contributed to the increase in average time deposits, given the increase in brokered deposits as compared to the third quarter of 2024.

Net interest margin was 3.65% for the third quarter of 2025 compared to 2.89% in the third quarter of 2024, primarily driven by lower interest-bearing liability costs and an increase in the average yield on investment securities, following the previously disclosed restructuring of the available-for-sale securities portfolio in December 2024, which supported an increase in the average yield on interest-earning assets.

The provision for credit losses was $2.7 million in the third quarter of 2025 compared to $3.1 million in the third quarter of 2024. Net charge-offs during the recent quarter were $2.1 million, representing 0.18% of average loans on an annualized basis, compared to $1.7 million, or an annualized 0.15% of average loans, in the third quarter of 2024. See the “Allowance for Credit Losses–Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision for credit losses and net charge-offs.

Noninterest income totaled $12.1 million in the third quarter of 2025, compared to $9.4 million in the third quarter of 2024. The increase primarily consisted of $1.4 million from higher income from company-owned life insurance (“COLI”), a $703 thousand net gain on sale of securities, and $635 thousand of income from derivatives, net. The net gain on sale of securities was primarily related to the sale of $22.3 million of 30-year fixed rate mortgage-backed securities with higher than expected pre-payment speeds in September 2025, the proceeds of which were reinvested into investment grade corporate bonds.

Noninterest expense totaled $35.9 million in the third quarter of 2025, compared to $32.5 million in the third quarter of 2024. The increase in noninterest expense for the third quarter of 2025 was primarily attributable to a $2.6 million increase in salaries and employee benefits, reflecting an increase in health insurance benefit expense due to continued higher medical claims under our self-insured plan, and the impact of annual merit increases.

The regulatory Tier 1 Capital Ratio was 11.48% and 10.87%, respectively, and Total Risk-Based Capital Ratio was 13.60% and 13.25%, respectively, at September 30, 2025 and December 31, 2024. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising approximately 81% of revenue during the three months ended September 30, 2025 and 2024, and 82% and 73% for the nine months ended September 30, 2025 and 2024, respectively. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The following table reconciles interest income per the consolidated statements of operations to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest income per consolidated statements of operations	$84,422	$77,911	$248,340	$235,112
Adjustment to fully taxable equivalent basis	49	65	163	232
Interest income adjusted to a fully taxable equivalent basis	84,471	77,976	248,503	235,344
Interest expense per consolidated statements of operations	32,633	37,230	100,565	113,156
Net interest income on a taxable equivalent basis	$51,838	$40,746	$147,938	$122,188

Analysis of Net Interest Income for the Three Months Ended September 30, 2025 and 2024

Net interest income on a taxable equivalent basis for the three months ended September 30, 2025, was $51.8 million, an increase of $11.1 million versus the comparable quarter last year of $40.7 million. Net interest margin for the third quarter of 2025 was 3.65%, 76-basis points higher than 2.89% for the same period in 2024. The increase in net interest income and net interest margin was primarily driven by lower interest-bearing liability costs and an increase in the average yield on investment securities, following the previously disclosed restructuring of the available-for-sale securities portfolio in December 2024, which supported an increase in the average yield on interest-earnings assets.

For the third quarter of 2025, the average yield on average interest earning assets of 5.93% was 40-basis points higher than the third quarter of 2024 of 5.53% primarily due to an increase in the average yield on investment securities, following the previously disclosed restructuring of the available-for-sale securities portfolio in December 2024, partially offset by a decrease in market interest rates due to the federal funds interest rate cuts that occurred in the latter part of 2024. Average yield on investment securities increased 231-basis points during the third quarter of 2025 to 4.45% from 2.14% for the third quarter of 2024, while average loan yield decreased 13-basis points during the third quarter of 2025 to 6.29% from 6.42% for the third quarter of 2024.

Average interest-earning assets were $5.66 billion for the third quarter of 2025 compared to $5.61 billion for the third quarter of 2024, an increase of $45.2 million, or 1%, from the comparable quarter last year. The increase was primarily due to an increase of average loans of $151.0 million from $4.42 billion for the third quarter of 2024 to $4.57 billion for the third quarter of 2025, partially offset by a decrease in average investment securities of $87.8 million from $1.15 billion for the third quarter of 2024 to $1.06 billion for the third quarter of 2025, and an $18.0 million decrease in average Federal Reserve interest-earning cash. Average loans comprised 81% of average interest-earning assets during the third quarter of 2025 compared to 79% during the third quarter of 2024. The increase in average loans was primarily due to organic growth in commercial mortgages. Average investment securities represented 19% of average interest-earning assets during the third quarter of 2025 compared to 20% during the third quarter of 2024. Overall, the increase in interest income of $6.5 million was primarily due to higher average interest rates on average investment securities, reflective of the previously disclosed restructuring of the available-for-sale securities portfolio in December 2024.

For the third quarter of 2025, the average cost of average interest-bearing liabilities of 2.92% was 45-basis points lower than the third quarter of 2024. The average cost of interest-bearing deposits of 2.86% was 48-basis points lower than the third quarter of 2024, while the average cost of total borrowings increased 18-basis points to 3.98% in the third quarter of 2025, compared to 3.80% in the third quarter of 2024. The reduction in the average cost of interest-bearing liabilities was primarily driven by the repricing of deposits at lower rates given the federal funds interest rate cuts that occurred in the latter part of 2024 as previously mentioned.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Average interest-bearing liabilities were $4.44 billion for the third quarter of 2025, compared to $4.40 billion for the third quarter of 2024, an increase of $37.8 million, or 1%, driven by a $66.7 million increase in average interest-bearing deposits, partially offset by a $28.9 million decrease in the average balance of borrowings, including a decrease of $9.7 million in average long-term borrowings, reflective of the previously disclosed $10 million call in April 2025 of the fixed-to-floating subordinated debt that was originally issued in April 2015. On average, interest-bearing deposits increased from $4.15 billion for the third quarter of 2024 to $4.21 billion for the current quarter, and noninterest-bearing demand deposits (a principal component of net free funds) increased $7.1 million to $960.1 million for the third quarter of 2025. The increase in average interest-bearing deposits was due to higher average brokered and public deposits, partially offset by lower average nonpublic and reciprocal deposits. For further discussion of deposits, refer to the “Funding Activities–Deposits” section of this Management’s Discussion and Analysis. Overall the $4.6 million decrease in interest expense was primarily due to average deposit rate changes during the third quarter of 2025 as compared to the prior year quarter, reflective of the interest rate cuts as previously mentioned.

Analysis of Net Interest Income for the Nine Months Ended September 30, 2025 and 2024

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2025, was $147.9 million, an increase of $25.8 million versus the comparable period in 2024 of $122.2 million. Net interest margin for the nine months ended September 30, 2025 was 3.50%, 65-basis points higher than 2.85% for the same period in 2024. The increase in net interest income and net interest margin was primarily due to an increase in the average yield on investment securities, following the previously disclosed restructuring of the available-for-sale securities portfolio in December 2024, partially offset by a decrease in market interest rates due to the federal funds interest rate cuts that occurred in the latter part of 2024 as previously mentioned.

For the nine months ended September 30, 2025, the average yield on average interest earning assets of 5.87% was 38-basis points higher than the nine months ended September 30, 2024 of 5.49%. The average yield on investment securities increased 221-basis points to 4.35% for the nine months ended September 30, 2025 compared to 2.14% for the nine months ended September 30, 2024, while the average yield on loans decreased 14-basis points during the nine months ended September 30, 2025, to 6.25% from 6.39% for the comparable period last year.

Average interest-earning assets were $5.65 billion for the nine months ended September 30, 2025 compared to $5.73 billion for the nine months ended September 30, 2024, a decrease of $73.9 million, or 1%, reflective of a decrease in investment securities of $102.8 million from $1.17 billion for the nine months ended September 30, 2024 to $1.07 billion for the nine months ended September 30, 2025, and a $66.3 million decrease in average Federal Reserve interest-earning cash, while average loans were up $95.3 million from $4.44 billion for the nine months ended September 30, 2024 to $4.44 billion for the nine months ended September 30, 2025. Average investment securities represented 19% of average interest-earning assets during the nine months ended September 30, 2025 compared to 21% during the nine months ended September 30, 2024, and average loans comprised 80% of average interest-earning assets during the nine months ended September 30, 2025 compared to 78% during the nine months ended September 30, 2024. The increase in average loans was primarily due to organic growth in commercial mortgages during the first nine months of 2025. Overall, the increase in interest income of $13.2 million was reflective of the higher average interest rates on average investment securities and the increase in average loans, partially offset by the decrease in average loan yields.

For the nine months ended September 30, 2025, the average cost of average interest-bearing liabilities of 3.00% was 34-basis points lower than the average cost of 3.34% for the nine months ended September 30, 2024, with the average cost of average interest-bearing deposits of 2.95% decreasing 36-basis points from 3.31% for the nine months ended September 30, 2024, due to the repricing of deposits and borrowings at lower rates given the federal funds interest rate cuts that occurred in the latter part of 2024 as previously mentioned.

Average interest-bearing liabilities of $4.49 billion in the nine months ended September 30, 2025 were $33.1 million, or 1%, lower than the nine months ended September 30, 2024. The decrease was driven by a decrease in average total borrowings of $58.3 million, partially offset by a $25.2 million increase in average interest-bearing deposits. Average short-term borrowings decreased to $97.2 million, down $52.4 million from the nine months ended September 30, 2024, and average long-term borrowings decreased to $118.7 million, down $5.9 million, reflective of the previously disclosed $10 million call in April 2025 of the fixed-to-floating subordinated debt that was originally issued in April 2015. On average, interest-bearing deposits increased $25.2 million for the current period, while noninterest-bearing demand deposits (a principal component of net free funds) decreased $18.6 million to $936.9 million for the nine months ended September 30, 2025. The increase in average interest bearing deposits reflected growth in public, reciprocal and non-public deposits, partially offset by decreases in reciprocal deposits. For further discussion of the reciprocal deposit programs, refer to the “Funding Activities–Deposits” section of this Management’s Discussion and Analysis. Overall, the $12.6 million decrease in interest expense during the nine months ended September 30, 2025 was primarily due to average deposit rate changes, reflective of the interest rate cuts previously mentioned.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (dollars in thousands). Average balances were derived from daily balances.

	Three months ended September 30,
	2025			2024
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$31,461	$344	4.34%	$49,476	$606	4.88%
Investment securities (1):
Taxable	1,034,914	11,565	4.47	1,107,180	5,841	2.11
Tax-exempt (2)	24,330	224	3.68	39,872	310	3.11
Total investment securities	1,059,244	11,789	4.45	1,147,052	6,151	2.14
Loans:
Commercial business	726,315	12,657	6.91	673,830	13,066	7.71
Commercial mortgage	2,239,666	36,220	6.42	2,092,905	35,428	6.73
Residential real estate loans	648,642	6,994	4.31	647,844	6,619	4.09
Residential real estate lines	75,774	1,369	7.17	75,671	1,507	7.91
Consumer indirect	838,026	14,297	6.77	881,133	13,829	6.24
Other consumer	37,741	801	8.42	43,789	770	7.00
Total loans (4)	4,566,164	72,338	6.29	4,415,172	71,219	6.42
Total interest-earning assets	5,656,869	84,471	5.93	5,611,700	77,976	5.53
Less: Allowance for credit losses	(47,934)			(45,066)
Other noninterest-earning assets	550,951			451,756
Total assets	$6,159,886			$6,018,390
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$687,978	$1,898	1.09%	$691,412	$1,833	1.05%
Savings and money market	1,881,445	12,416	2.62	1,938,935	14,983	3.07
Time deposits	1,643,342	16,062	3.88	1,515,745	17,987	4.72
Total interest-bearing deposits	4,212,765	30,376	2.86	4,146,092	34,803	3.34
Short-term borrowings	110,011	668	2.41	129,130	857	2.64
Long-term borrowings	114,976	1,589	5.53	124,717	1,570	5.03
Total borrowings	224,987	2,257	3.98	253,847	2,427	3.80
Total interest-bearing liabilities	4,437,752	32,633	2.92	4,399,939	37,230	3.37
Noninterest-bearing demand deposits	960,089			952,970
Other noninterest-bearing liabilities	151,734			182,203
Shareholders’ equity	610,311			483,278
Total liabilities and shareholders’ equity	$6,159,886			$6,018,390
Net interest income (tax-equivalent)		$51,838			$40,746
Interest rate spread			3.01%			2.16%
Net interest-earning assets	$1,219,117			$1,211,761
Net interest margin (tax-equivalent)			3.65%			2.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.47%			127.54%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	Three months ended September 30,
	2025	2024
Commercial business	$(38)	$135
Commercial mortgage	763	506
Residential real estate loans	(406)	(408)
Residential real estate lines	(89)	(99)
Consumer indirect	(862)	(865)
Other consumer	12	11
Total	$(620)	$(720)

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2025			2024
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$47,271	$1,528	4.32%	$113,656	$4,303	5.06%
Investment securities (1):
Taxable	1,041,795	34,190	4.37	1,124,653	17,710	2.10
Tax-exempt (2)	30,282	771	3.39	50,197	1,104	2.93
Total investment securities	1,072,077	34,961	4.35	1,174,850	18,814	2.14
Loans:
Commercial business	708,298	36,739	6.93	700,178	39,934	7.62
Commercial mortgage	2,221,845	106,381	6.40	2,060,827	104,676	6.78
Residential real estate loans	646,891	20,614	4.25	648,286	19,672	4.05
Residential real estate lines	75,168	4,023	7.16	75,880	4,462	7.86
Consumer indirect	841,830	41,817	6.64	906,762	41,216	6.07
Other consumer	39,802	2,440	8.20	46,615	2,267	6.50
Total loans (4)	4,533,834	212,014	6.25	4,438,548	212,227	6.39
Total interest-earning assets	5,653,182	248,503	5.87	5,727,054	235,344	5.49
Less: Allowance for credit losses	(48,773)			(47,072)
Other noninterest-earning assets	594,280			452,128
Total assets	$6,198,689			$6,132,110
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$721,179	$6,226	1.15%	$727,179	$6,087	1.12%
Savings and money market	1,936,765	38,784	2.68	2,018,881	46,163	3.05
Time deposits	1,613,532	49,305	4.09	1,500,238	52,864	4.71
Total interest-bearing deposits	4,271,476	94,315	2.95	4,246,298	105,114	3.31
Short-term borrowings	97,165	1,545	2.13	149,588	3,345	2.99
Long-term borrowings	118,737	4,705	5.28	124,640	4,697	5.02
Total borrowings	215,902	6,250	3.87	274,228	8,042	3.92
Total interest-bearing liabilities	4,487,378	100,565	3.00	4,520,526	113,156	3.34
Noninterest-bearing demand deposits	936,854			955,428
Other noninterest-bearing liabilities	178,897			193,476
Shareholders’ equity	595,560			462,680
Total liabilities and shareholders’ equity	$6,198,689			$6,132,110
Net interest income (tax-equivalent)		$147,938			$122,188
Interest rate spread			2.87%			2.15%
Net earning assets	$1,165,804			$1,206,528
Net interest margin (tax-equivalent)			3.50%			2.85%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.98%			126.69%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Commercial business	$(3)	$130
Commercial mortgage	1,991	1,654
Residential real estate loans	(1,197)	(1,150)
Residential real estate lines	(274)	(291)
Consumer indirect	(2,612)	(2,687)
Other consumer	35	32
Total	$(2,060)	$(2,312)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

	Three months ended September 30, 2025 vs. 2024			Nine months ended September 30, 2025 vs. 2024
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(202)	$(60)	$(262)	$(2,219)	$(556)	$(2,775)
Investment securities:
Taxable	(405)	6,129	5,724	(1,395)	17,875	16,480
Tax-exempt	(136)	50	(86)	(487)	154	(333)
Total investment securities	(541)	6,179	5,638	(1,882)	18,029	16,147
Loans:
Commercial business	973	(1,382)	(409)	458	(3,653)	(3,195)
Commercial mortgage	2,416	(1,624)	792	7,908	(6,203)	1,705
Residential real estate loans	8	367	375	(42)	984	942
Residential real estate lines	2	(140)	(138)	(42)	(397)	(439)
Consumer indirect	(698)	1,166	468	(3,070)	3,671	601
Other consumer	(115)	146	31	(362)	535	173
Total loans	2,586	(1,467)	1,119	4,850	(5,063)	(213)
Total interest income	1,843	4,652	6,495	749	12,410	13,159
Interest expense:
Deposits:
Interest-bearing demand	(9)	74	65	(50)	189	139
Savings and money market	(433)	(2,134)	(2,567)	(1,820)	(5,559)	(7,379)
Time deposits	1,428	(3,353)	(1,925)	3,800	(7,359)	(3,559)
Total interest-bearing deposits	986	(5,413)	(4,427)	1,930	(12,729)	(10,799)
Short-term borrowings	(120)	(69)	(189)	(987)	(813)	(1,800)
Long-term borrowings	(128)	147	19	(228)	236	8
Total borrowings	(248)	78	(170)	(1,215)	(577)	(1,792)
Total interest expense	738	(5,335)	(4,597)	715	(13,306)	(12,591)
Net interest income	$1,105	$9,987	$11,092	$34	$25,716	$25,750

Provision (Benefit) for Credit Losses

The table below presents the composition of the provision (benefit) for credit losses for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Provision (benefit) for credit losses – loans	$2,062	$2,391	$7,731	$(496)
Credit loss provision for unfunded commitments	670	713	491	186
Credit loss benefit for debt securities	-	-	-	(1)
Provision (benefit) for credit losses	$2,732	$3,104	$8,222	$(311)

The provision for credit losses in the third quarter of 2025 and the nine months ended September 30, 2025 was driven by a combination of factors, including the impact of loan growth and net charge-off activity, coupled with a decrease in the forecasted loss rate for pooled loans, partially offset by an increase in qualitative factors.

See the “Allowance for Credit Losses–Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service charges on deposits	$1,137	$1,103	$3,278	$3,159
Insurance income	2	3	8	2,141
Card interchange income	2,006	1,900	5,783	5,810
Investment advisory	3,023	2,797	8,645	8,158
Company owned life insurance	2,849	1,404	8,591	4,062
Investments in limited partnerships	223	400	945	1,545
Loan servicing	181	88	484	421
Income from derivative instruments, net	847	212	1,436	763
Net gain on sale of loans held for sale	285	220	542	432
Net gain on sale or call of securities	703	—	706	—
Net (loss) gain on sale and disposal of other assets	(281)	138	(281)	13,633
Net loss on tax credit investments	(513)	(170)	(1,539)	(139)
Other	1,594	1,345	4,448	4,370
Total noninterest income	$12,056	$9,440	$33,046	$44,355

The decrease in insurance income for the nine months ended September 30, 2025, was reflective of the sale of our insurance subsidiary, SDN, on April 1, 2024.

Income from company owned life insurance increased $1.4 million, to $2.8 million for the third quarter of 2025, compared to $1.4 million for the third quarter of 2024. For the first nine months of 2025, income from company owned life insurance increased $4.5 million, to $8.6 million. The increase in both periods was reflective of the surrender and redeployment of a portion of our life insurance into a higher-yielding credit fund in January 2025.

Income from investments in limited partnerships of $223 thousand for the third quarter of 2025, decreased $177 thousand, compared to $400 thousand for the third quarter of 2024. For the first nine months of 2025, income from investments in limited partnerships decreased $600 thousand, to $945 thousand. Income from our investments in limited partnerships fluctuates based on the maturity and performance of the underlying investments.

Income from derivative instruments, net of $847 thousand for the third quarter of 2025, increased $635 thousand, compared to $212 thousand for the third quarter of 2024. For the first nine months of 2025, income from derivative instruments, net increased $673 thousand to $1.4 million. Income from derivative instruments, net is based on the number and value of interest rate swap transactions executed during the period combined with the impact of changes in the fair value of borrower-facing trades.

Net gain on sale or call of securities for the third quarter of 2025, and the first nine months of 2025 primarily reflect the gain on sale of $22.3 million of 30-year fixed mortgage-backed securities with higher than expected pre-payment speeds in September 2025, the proceeds of which were reinvested into investment grade corporate bonds.

Net gain on sale and disposal of other assets for the first nine months of 2024 was comprised of the net gain generated from the sale of SDN.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Salaries and employee benefits	$18,522	$15,879	$53,490	$48,967
Occupancy and equipment	3,814	3,370	11,386	10,570
Professional services	1,688	1,965	4,830	6,131
Computer and data processing	5,789	5,353	17,155	16,081
Supplies and postage	559	519	1,640	1,431
FDIC assessments	1,227	1,092	4,086	3,733
Advertising and promotions	491	371	1,328	1,108
Amortization of intangibles	103	112	315	443
Restructuring charges	—	—	68	—
Deposit-related charged-off items expense	144	410	83	19,987
Other	3,538	3,398	10,861	11,051
Total noninterest expense	$35,875	$32,469	$105,242	$119,502

Salaries and employee benefits expense increased $2.6 million, or 17%, to $18.5 million for the third quarter of 2025, compared to $15.9 million for the third quarter of 2024, reflecting an increase in health insurance benefits due to elevated medical claims under the Company’s self-insured plan. For the first nine months of 2025, salaries and employee benefits expense increased $4.5 million, or 9%, to $53.5 million, compared to the first nine months of 2024, due to the aforementioned higher health insurance benefit expense, as well as the impact of annual merit increases, partially offset by lower salaries and wages as a result of the sale of SDN on April 1, 2024.

Occupancy and equipment expense increased $444 thousand, or 13%, to $3.8 million for the third quarter of 2025, compared to $3.4 million for the third quarter of 2024. For the first nine months of 2025, occupancy and equipment expense increased $816 thousand, or 8%, to $11.4 million, compared to the first nine months of 2024. The increases were due, in part, to costs associated with our ongoing ATM conversion and upgrade project.

Professional services expense decreased $277 thousand, or 14%, to $1.7 million for the third quarter of 2025 compared to $2.0 million for the third quarter of 2024. For the first nine months of 2025, professional services expense decreased $1.3 million, or 21%, to $4.8 million, compared to $6.1 million for the first nine months of 2024. The decreases for both periods were primarily due to higher legal expenses in 2024.

Computer and data processing expense increased $436 thousand, or 8%, to $5.8 million for the third quarter of 2025, compared to $5.4 million for the third quarter of 2024. For the first nine months of 2025, computer and data processing expense increased $1.1 million, or 7%, to $17.2 million compared to $16.1 million for the first nine months of 2024. The increases in both periods were impacted by the timing of expenses for in-process technology enhancement and upgrade initiatives.

Deposit-related charged-off items expense of $20.0 million for the first nine months of 2024 included an $18.4 million loss associated with the previously disclosed deposit-related fraud event.

Our efficiency ratio for the third quarter of 2025 was 56.78%, compared with 64.70% for the third quarter of 2024. The lower efficiency ratio for the third quarter of 2025 was primarily due to the increase in interest income on our investment securities portfolio as a result of the investment securities restructuring in the fourth quarter of 2024. Our efficiency ratio for the first nine months of 2025 was 58.38%, compared with 71.75% for the first nine months of 2024. The lower efficiency ratio in 2025 was primarily due to higher interest income as a result of the investment securities restructuring. Further, the elevated efficiency ratio for the first nine months of 2024 was reflective of higher noninterest expenses, which included an $18.4 million pre-tax loss in deposit-related charged-off items. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act” (the “OBBB Act”), into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The OBBB Act also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after December 31, 2025. We are currently evaluating the provisions of the OBBB Act and do not expect it to have a material impact on our consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS

.

For the third quarter of 2025, we recorded income tax expense of $4.8 million, compared to $1.1 million for the third quarter of 2024, and $12.5 million for the first nine months of 2025, compared to $6.0 million for the first nine months of 2024. The lower level of income tax expense incurred in 2024 was primarily due to a lower level of pre-tax income, reflecting the impact of the previously disclosed deposit-related fraud event. In the third quarter of 2025, we recognized federal and state tax benefits related to tax credit investments placed in service and/or amortized during the period resulting in a reduction in income tax expense of $1.1 million, compared to $1.3 million for the same period in the prior year. The first nine months of 2025 and 2024 also included related benefits of $3.3 million and $3.4 million, respectively.

Our effective tax rate for the third quarter of 2025 was 18.9%, versus 7.4%, for the third quarter of 2024, and 18.5% for the first nine months of 2025, compared to 12.6% for the first nine months of 2024. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rates for 2025 and 2024 reflect the New York State tax benefit generated by our real estate investment trust.

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Mortgage-backed securities:
Agency mortgage-backed securities	$925,816	$886,852	$964,057	$902,019
Non-Agency mortgage-backed securities	—	—	—	365
Other debt securities	36,641	36,740	8,663	8,721
Total available for sale securities	962,457	923,592	972,720	911,105
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	6,776	6,613	16,663	16,151
State and political subdivisions	33,792	28,916	45,333	40,167
Mortgage-backed securities	47,059	42,948	54,007	48,238
Total held to maturity securities	87,627	78,477	116,003	104,556
Allowance for credit losses–securities	(2)		(2)
Total held to maturity securities, net	87,625		116,001
Total investment securities	$1,050,082	$1,002,069	$1,088,721	$1,015,661

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

Our available for sale (“AFS”) investment securities portfolio increased $12.5 million from December 31, 2024 to September 30, 2025. The AFS portfolio had a net unrealized loss of $38.9 million at September 30, 2025 and $61.6 million at December 31, 2024, respectively. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three and nine months ended September 30, 2025 and 2024, no allowance for credit losses was recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of September 30, 2025, we concluded that unrealized losses on our AFS securities were not impaired due to reasons of credit quality and no allowance for credit losses has been recognized on AFS securities. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors.

Agency Mortgage-backed Securities

All of the mortgage-backed securities held by us as of September 30, 2025, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

Our AFS portfolio as of September 30, 2025, reflected our strategic investment securities restructuring which occurred in December 2024 following the completion of the public common stock offering, as well as the sale of $22.3 million of 30-year fixed rate mortgage-backed securities with higher expected pre-payment speeds in September 2025, the proceeds of which were reinvested into investment grade corporate bonds. As of September 30, 2025, there were 45 securities in the AFS Agency MBS portfolio with an aggregate fair value of $337.9 million that were in an unrealized loss position with unrealized losses totaling $48.2 million. Of these, 37 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $206.2 million and unrealized losses of $45.8 million, while 8 were in an unrealized loss position for less than 12 months and had an aggregate fair value of $131.7 million and unrealized losses of $2.5 million. The unrealized loss of these securities was driven by the timing of the purchases of fixed-rate securities during the extended low-interest rate environments experienced in prior years, which has been compounded with subsequent increases in benchmark interest rates. However, these fixed-rate securities were purchased with the expectation that they will continue to prepay principal, and the proceeds will be invested at current market rates.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of September 30, 2025 on such Agency MBS to be credit related.

Other Investments

As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At September 30, 2025, our ownership of FHLB and FRB stock totaled $9.7 million and $9.2 million, respectively, and is included in other assets and recorded at cost, which approximates fair value.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of September 30, 2025. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
Mortgage-backed securities	$—	—	$9	6.84%	$23,843	4.71%	$901,964	4.58%	$925,816	4.58%
Other debt securities	—	—	—	—	36,641	6.66%	—	6.66%	36,641	6.66%
	—	—	9	6.84%	60,484	5.89%	901,964	4.65%	962,457	4.66%
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—	$6,776	3.44%	$—	3.45%	$—	—	$6,776	3.44%
State and political subdivisions	7,127	3.58%	5,213	4.81%	5,144	1.93%	16,308	2.62%	33,792	2.59%
Mortgage-backed securities	—	—	2,879	2.79%	12,780	2.83%	31,400	2.83%	47,059	2.66%
	7,127	3.58%	14,868	2.72%	17,924	2.76%	47,708	2.76%	87,627	2.69%
Total investment securities	$7,127	3.58%	$14,877	2.72%	$78,408	5.03%	$949,672	4.49%	$1,050,084	4.50%

LENDING ACTIVITIES

Total loans were $4.59 billion at September 30, 2025, an increase of $111.2 million from $4.48 billion at December 31, 2024. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (dollars in thousands):

	Loan Portfolio Composition
	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Commercial business	$740,603	16.1%	$665,321	14.9%
Commercial mortgage–construction	441,034	9.6	582,619	13.0
Commercial mortgage–multifamily	592,634	12.9	470,954	10.5
Commercial mortgage–non-owner occupied	893,884	19.5	857,987	19.2
Commercial mortgage–owner occupied	321,555	7.0	288,036	6.4
Total commercial mortgage	2,249,107	49.0	2,199,596	49.1
Total commercial	2,989,710	65.1	2,864,917	64.0
Residential real estate loans	648,397	14.1	650,206	14.5
Residential real estate lines	76,109	1.7	75,552	1.7
Consumer indirect	838,671	18.3	845,772	18.9
Other consumer	37,536	0.8	42,757	0.9
Total consumer	1,600,713	34.9	1,614,287	36.0
Total loans	4,590,423	100.0%	4,479,204	100.0%
Less: Allowance for credit losses–loans	47,292		48,041
Total loans, net	$4,543,131		$4,431,163

MANAGEMENT'S DISCUSSION AND ANALYSIS

Total commercial loans of $2.99 billion represented 65% of total loans as of September 30, 2025, compared to $2.86 billion, or 64% of total loans as of December 31, 2024. Commercial business loans of $740.6 million, or 16% of total loans, were up $75.3 million, or 11%, from December 31, 2024, and total commercial mortgage loans of $2.25 billion, or 49% of total loans, were up $49.5 million, or 2% from $2.20 billion as of December 31, 2024. The increase in total commercial mortgage loans was attributable to increases in multifamily, non-owner occupied and owner occupied loans, partially offset by decreases in construction loans. As of September 30, 2025, commercial real estate (“CRE”) loans made up approximately 67% of total commercial loans, and 44% of total loans, commercial and industrial loans approximated 28% of total commercial loans, and 19% of total loans, and business banking unit loans were approximately 5% of total commercial loans and 3% of total loans. Our CRE committed credit exposure at September 30, 2025 primarily related to approximately 45% multi-family, 18% office, 9% retail, 9% land, 8% hospitality, 6% industrial property, and 2% home builder properties. Approximately 70% of our office exposure at September 30, 2025, or 12% of our total CRE exposure, related to Class B or medical office space. More than 70% of our office and 90% of our multifamily CRE loans have full or limited personal or corporate recourse.

Total consumer loans of $1.60 billion, or 35% of total loans at September 30, 2025, decreased $13.6 million from December 31, 2024. Consumer loans at September 30, 2025 were comprised of residential real estate loans and lines of credit of $724.5 million, or 16% of total loans, consumer indirect loans of $838.7 million, or 18% of total loans, and other consumer loans of $37.5 million, or 1% of total loans. During the third quarter of 2025, we originated $259.5 million in indirect automobile loans with a mix of approximately 30% new automobile and 70% used automobile loans. This compares with the $170.5 million originated of indirect automobile loans with a mix of approximately 25% new automobile and 75% used automobile loans for the third quarter of 2024. Origination volumes and the mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loans Serviced for Others

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $2.3 million as of both September 30, 2025 and December 31, 2024.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $289.2 million and $280.8 million as of September 30, 2025 and December 31, 2024, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Credit Losses–Loans

The following table summarizes the activity in the allowance for credit losses–loans for the periods indicated (dollars in thousands).

	Credit Loss – Loans Analysis
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Allowance for credit losses – loans, beginning of period	$47,291	$43,952	$48,041	$51,082
Net charge-offs (recoveries):
Commercial business	123	(3)	2,083	(33)
Commercial mortgage–construction	(357)	—	(357)	—
Commercial mortgage–multifamily	—	12	—	13
Commercial mortgage–non-owner occupied	(1)	(1)	594	(3)
Commercial mortgage–owner occupied	(1)	(1)	(3)	(4)
Residential real estate loans	(25)	(1)	108	99
Residential real estate lines	—	—	27	—
Consumer indirect	1,926	1,553	5,017	5,370
Other consumer	396	106	1,011	466
Total net charge-offs	2,061	1,665	8,480	5,908
Provision (benefit) for credit losses–loans	2,062	2,391	7,731	(496)
Allowance for credit losses–loans, end of period	$47,292	$44,678	$47,292	$44,678

Net loan charge-offs (recoveries) to average loans:
Commercial business	0.07%	0.00%	0.39%	-0.01%
Commercial mortgage–construction	-0.31%	0.00%	-0.09%	0.00%
Commercial mortgage–multifamily	0.00%	0.01%	0.00%	0.00%
Commercial mortgage–non-owner occupied	0.00%	0.00%	0.09%	0.00%
Commercial mortgage–owner occupied	0.00%	0.00%	0.00%	0.00%
Residential real estate loans	-0.02%	0.00%	0.02%	0.02%
Residential real estate lines	0.00%	0.00%	0.05%	0.00%
Consumer indirect	0.91%	0.70%	0.80%	0.79%
Other consumer	4.16%	0.95%	3.40%	1.33%
Total loans	0.18%	0.15%	0.25%	0.18%

Allowance for credit losses–loans to total loans	1.03%	1.01%	1.03%	1.01%
Allowance for credit losses–loans to nonaccrual loans	139%	110%	139%	110%
Allowance for credit losses–loans to non-performing loans	139%	110%	139%	110%

Net charge-offs of $2.1 million for the third quarter of 2025 represented 0.18% of average loans on an annualized basis compared to net charge-offs of $1.7 million, or 0.15%, of average loans for the third quarter of 2024. For the first nine months of 2025, net charge-offs were $8.5 million, compared to $5.9 million for the first nine months of 2024. The allowance for credit losses–loans was $47.3 million at September 30, 2025, compared with $44.7 million at September 30, 2024. The increase in allowance for credit losses–loans was primarily attributed to an increase in loan balances and specific reserves. The ratio of the allowance for credit losses–loans to total loans was 1.03% at September 30, 2025 and 1.01% at September 30, 2024. The ratio of allowance for credit losses–loans to non-performing loans was 139% at September 30, 2025, compared with 110% at September 30, 2024. Non-performing loans decreased $7.5 million to $34.0 million at September 30, 2025, compared to $41.4 million at September 30, 2024. The decrease in non-performing loans reflects a reduction of approximately $3.7 million associated with the foreclosure of a participated loan secured by real estate, as well as a $1.9 million partial charge-off of a credit facility for which a specific reserve was in place. Both the aforementioned-foreclosed participated loan and the partially charged-off credit facility related to a previously disclosed commercial business relationship that was placed on nonaccrual status in the fourth quarter of 2023.

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

	Allowance for Credit Losses–Loans by Loan Category
	September 30, 2025		December 31, 2024
	Credit Loss Allowance	Percentage of Loans By Category to Total Loans	Credit Loss Allowance	Percentage of Loans By Category to Total Loans
Commercial business	$9,770	16.1%	$8,665	14.9%
Commercial mortgage–construction	3,825	9.6	6,824	13.0
Commercial mortgage–multifamily	3,799	12.9	3,458	10.5
Commercial mortgage–non-owner occupied	9,168	19.5	7,330	19.2
Commercial mortgage–owner occupied	3,466	7.0	4,183	6.4
Residential real estate loans	4,192	14.1	3,596	14.5
Residential real estate lines	921	1.7	793	1.7
Consumer indirect	11,685	18.3	12,705	18.9
Other consumer	466	0.8	487	0.9
Total	$47,292	100.0%	$48,041	100.0%

Loans not analyzed for a specific reserve are segmented into “pools” of loans based on their homogeneous risk characteristics, including purpose, tenor, amortization, repayment source, payment frequency, collateral and recourse. Once loans have been segmented into pools, a loss rate is applied to the amortized cost basis. This is referred to as the “pooled loan” component of the allowance for credit losses estimate. Loans are divided into nine portfolio segments of loans including Commercial Business, Commercial Mortgage–Construction, Commercial Mortgage–Multifamily, Commercial Mortgage–Non-Owner Occupied, Commercial Mortgage–Owner Occupied, Residential Real Estate Loans, Residential Real Estate Lines of Credit, Consumer Indirect Loans, and Other Consumer Loans. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including our Loan Review function. We establish a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, and other loans deemed appropriate by management, collectively referred to as collateral dependent loans. See Note 4, Loans, of the notes to the consolidated financial statements for further details on collateral dependent loans. Based on this analysis, we believe the allowance for credit losses is adequate as of September 30, 2025.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (dollars in thousands).

	Non-Performing Assets
	September 30, 2025	December 31, 2024
Nonaccrual loans:
Commercial business	$3,799	$5,609
Commercial mortgage–construction	19,794	20,280
Commercial mortgage–multifamily	540	—
Commercial mortgage–non-owner occupied	—	4,773
Commercial mortgage–owner occupied	1,102	354
Residential real estate loans	5,877	6,918
Residential real estate lines	212	253
Consumer indirect	2,482	3,157
Other consumer	145	19
Total nonaccrual loans	33,951	41,363
Accruing loans 90 days or more delinquent	—	43
Total non-performing loans	33,951	41,406
Foreclosed assets	142	60
Total non-performing assets	$34,093	$41,466

Nonaccrual loans to total loans	0.74%	0.92%
Non-performing loans to total loans	0.74%	0.92%
Non-performing assets to total assets	0.54%	0.68%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at September 30, 2025 were $34.1 million, a decrease of $7.4 million from the $41.5 million balance at December 31, 2024. The primary component of non-performing assets is non-performing loans, which were $34.0 million or 0.74% of total loans at September 30, 2025 and $41.4 million or 0.92% of total loans at December 31, 2024. The decrease in non-performing loans reflects the aforementioned foreclosed participated loan and the partially charged-off credit facility related to a previously disclosed commercial business relationship that was placed on nonaccrual status in the fourth quarter of 2023.

Approximately $1.7 million, or 5%, of the $34.0 million in non-performing loans as of September 30, 2025 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $142 thousand and $60 thousand of properties representing foreclosed asset holdings at September 30, 2025 and December 31, 2024, respectively.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $27.3 million and $33.7 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2025 and December 31, 2024, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at September 30, 2025. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts as reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$346,866	$334,873	$58,213	$651	$740,603
Commercial mortgage–construction	284,392	154,263	1,294	1,085	441,034
Commercial mortgage–multifamily	125,542	170,940	282,925	13,227	592,634
Commercial mortgage–non-owner occupied	108,541	365,899	402,590	16,854	893,884
Commercial mortgage–owner occupied	3,278	99,352	203,953	14,972	321,555
Residential real estate loans	12,477	13,551	145,832	476,537	648,397
Residential real estate lines	9	214	7,661	68,225	76,109
Consumer indirect (1)	10,981	476,058	351,632	—	838,671
Other consumer	3,304	8,495	11,792	13,945	37,536
Total loans	$895,390	$1,623,645	$1,465,892	$605,496	$4,590,423

Loans maturing after one year:
With a predetermined interest rate:
Commercial business		$106,284	$33,757	$—	$140,041
Commercial mortgage–construction		9,376	101	919	10,396
Commercial mortgage–multifamily		74,240	84,061	238	158,539
Commercial mortgage–non-owner occupied		167,121	216,298	3,303	386,722
Commercial mortgage–owner occupied		61,570	70,540	—	132,110
Residential real estate loans		12,363	142,762	300,157	455,282
Residential real estate lines		—	—	—	—
Consumer indirect (1)		476,058	351,632	—	827,690
Other consumer		8,495	11,792	13,830	34,117
With a floating or adjustable rate:
Commercial business		228,589	24,456	651	253,696
Commercial mortgage–construction		144,887	1,193	166	146,246
Commercial mortgage–multifamily		96,700	198,864	12,989	308,553
Commercial mortgage–non-owner occupied		198,778	186,292	13,551	398,621
Commercial mortgage–owner occupied		37,782	133,413	14,972	186,167
Residential real estate loans		1,188	3,070	176,380	180,638
Residential real estate lines		214	7,661	68,225	76,100
Consumer indirect (1)		—	—	—	—
Other consumer		—	—	115	115
Total loans maturing after one year		$1,623,645	$1,465,892	$605,496	$3,695,033

_____________

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$959,404	17.9%	$950,351	18.6%
Interest-bearing demand	776,445	14.5	705,195	13.8
Savings and money market	1,955,832	36.5	1,904,013	37.3
Time deposits	1,666,128	31.1	1,545,172	30.3
Total deposits	$5,357,809	100.0%	$5,104,731	100.0%

As of September 30, 2025 and December 31, 2024, the aggregate amount of estimated uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $2.36 billion, or 44% of total deposits, and $1.93 billion, or 38% of total deposits, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $540.1 million and $328.4 million at September 30, 2025 and December 31, 2024, respectively. The maturities of our uninsured time deposits at September 30, 2025 were as follows: $110.9 million in three months or less; $50.3 million between three months and six months; $108.8 million between six months and one year; and $270.1 million over one year. Approximately $1.17 billion and $1.00 billion of reciprocal and public deposits, characterized as preferred deposits for FDIC call report purposes, were collateralized by government-backed securities as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, estimated uninsured nonpublic deposits were approximately 19% and 18% of total deposits, respectively.

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2025, total deposits were $5.36 billion, representing an increase of $253.1 million, or 5%, from December 31, 2024. The increase was primarily due to increases in public, brokered and reciprocal deposits, partially offset by a decrease in non-public deposits primarily associated with exiting BaaS deposits. While seasonality in our public deposit portfolio was a contributor, public deposits accounts maintained higher balances during typical outflow cycles while growing deposits with new and existing municipalities. Time deposits were approximately 31% and 30% of total deposits at September 30, 2025 and December 31, 2024, respectively.

Non-public deposits, the largest component of our funding sources, totaled $3.15 billion and $3.21 billion at September 30, 2025 and December 31, 2024, respectively, and represented 59% and 63% of total deposits as of each date, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market area. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquidity to accommodate the seasonality associated with public deposits. Total public deposits were $1.23 billion and $1.07 billion at September 30, 2025 and December 31, 2024, respectively, and represented 23% and 21% of total deposits as of each date, respectively.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $803.4 million at September 30, 2025, compared to $746.7 million at December 31, 2024, as this product has been an attractive option for customers with more than $250 thousand on deposit, desiring FDIC insurance. Reciprocal deposits represented 15% of total deposits as of each date.

Brokered deposits totaled $175.2 million and $80.9 million at September 30, 2025 and December 31, 2024, respectively, and represented 3% and 2% of total deposits as of each date, respectively. As of September 30, 2025 and December 31, 2024, $75.2 million and $28.1 million of interest-bearing demand deposits and $100.0 million and $52.8 million of time deposits were brokered deposit accounts, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2025	2024
Short-term borrowings:
FHLB	$55,000	$99,000
Long-term borrowings:
FHLB	50,000	50,000
Subordinated notes, net	65,000	74,842
Total long-term borrowings	115,000	124,842
Total borrowings	$170,000	$223,842

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at September 30, 2025 and December 31, 2024 totaled $55.0 million and $99.0 million, respectively. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. We continue to be proactive in managing funding costs and reduced short-term borrowings.

As of September 30, 2025, $50.0 million of the short-term borrowings balance was designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%, $30.0 million was designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%, and $25.0 million was designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $288.8 million of immediate credit capacity with the FHLB, and approximately $956.8 million in secured borrowing capacity at the FRB discount window as of September 30, 2025. The FHLB and FRB credit capacity is collateralized by securities from our investment portfolio and certain qualifying loans. We had $155.0 million of credit available under unsecured federal funds purchased lines with various banks as of September 30, 2025, with no amounts outstanding. Additionally, we had approximately $58.5 million of unencumbered liquid securities available for pledging at September 30, 2025.

Long-term Borrowings

As of September 30, 2025 we had a long-term advance payable to FHLB of $50.0 million. The advance matures on January 20, 2026 and bears interest at a fixed rate of 4.05%. FHLB advances are collateralized by securities from our investment portfolio and certain qualifying loans.

On October 7, 2020, we completed a private placement of $35.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes to qualified institutional buyers and accredited institutional investors that were subsequently exchanged for subordinated notes with substantially the same terms (the “2020 Notes”) registered under the Securities Act of 1933, as amended. The 2020 Notes have a maturity date of October 15, 2030 and bore interest, payable semi-annually, at the rate of 4.375% per annum, until October 15, 2025, at which date the interest rate began repricing quarterly to an interest rate per annum equal to the then current three-month SOFR plus 4.265%, payable quarterly until maturity. The 2020 Notes became redeemable by us, in whole or in part, on any interest payment date on or after October 15, 2025, and we may redeem the Notes in whole at any time upon certain other specified events. We used the net proceeds for general corporate purposes, organic growth and to support regulatory capital ratios at Five Star Bank. The 2020 Notes qualify as Tier 2 capital for regulatory purposes.

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board approved Liquidity Policy. Management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of September 30, 2025, all structural liquidity ratios and early warning indicators remain in compliance with what we believe are ample funding sources available in the event of a stress scenario.

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

The primary source of our non-deposit short-term borrowings is FHLB advances, of which $55.0 million were outstanding at September 30, 2025. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $1.40 billion as of September 30, 2025 from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2025. The line of credit has a one-year term and matures in May 2026. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $185.9 million as of September 30, 2025, up $98.6 million from $87.3 million as of December 31, 2024. During the nine months ended September 30, 2025, net cash used in operating activities totaled $2.6 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items, as well as payment of the $23.0 million contingent litigation accrual. Net cash used in investing activities totaled $77.8 million, which included outflows of $119.7 million from the net increase in loans, $72.1 million for the purchase of company owned life insurance as result of the restructuring in the first quarter of 2025, and $3.4 million of purchases of premises and equipment, partially offset by inflows of $74.0 million of proceeds from the surrender of company owned life insurance, which was surrendered and redeployed in January 2025, and net proceeds from investment securities of $43.5 million, which included proceeds of $94.1 million on modest mortgage-backed securities restructuring in early June and September 2025. Net cash provided by financing activities of $179.0 million was primarily attributed to a $253.1 million net increase in deposits, partially offset and a $44.0 million net decrease in short-term borrowings, $19.6 million in dividend payments, and $10.0 million in repayment of long-term borrowings.

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

In September 2025, the Board approved a share repurchase program for up to 1,006,379 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares. The new share repurchase program replaced and terminated the prior share repurchase program authorized by the Board in June 2022. The repurchase program does not obligate us to purchase any shares and it may be extended, modified, or discontinued at any time. As of September 30, 2025, no shares have been repurchased under this program.

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

Shareholders’ equity was $621.7 million at September 30, 2025, an increase of $52.7 million from $569.0 million at December 31, 2024, primarily due to net income, net of dividends, retained in the nine months ended September 30, 2025, and a decrease in accumulated other comprehensive loss of $15.8 million during the nine months ended September 30, 2025 due primarily to a decrease in net unrealized losses on available for sale securities.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies on a consolidated basis. As of September 30, 2025, the Company’s capital levels remained characterized as “well-capitalized” under

MANAGEMENT'S DISCUSSION AND ANALYSIS

the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. See the “Basel III Capital Rules” section below for further discussion.

The following table reflects the ratios and their components (dollars in thousands):

	September 30,	December 31,
	2025	2024
Common shareholders’ equity	$604,435	$553,833
Less: Goodwill and other intangible assets	57,657	58,127
Net unrealized loss on investment securities (1)	(28,907)	(45,829)
Hedging derivative instruments	1,673	3,085
Net periodic pension and postretirement benefits plan adjustments	(9,443)	(9,754)
Other	(81)	(106)
Common Equity Tier 1 (“CET1”) Capital	583,536	548,310
Plus: Preferred stock	17,285	17,285
Tier 1 Capital	600,821	565,595
Plus: Qualifying allowance for credit losses	51,893	49,266
Subordinated Notes	59,000	74,842
Total regulatory capital	$711,714	$689,703
Adjusted average total assets (for leverage capital purposes)	$6,146,901	$6,180,275
Total risk-weighted assets	$5,232,766	$5,203,418

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)	9.77%	9.15%
CET1 Capital (CET1 capital to total risk-weighted assets)	11.15%	10.54%
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)	11.48%	10.87%
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)	13.60%	13.25%

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

Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules. As of September 30, 2025, the Company and Bank’s capital levels remained characterized as “well capitalized” under the Basel III rules, including the additional capital conversion buffer.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of September 30, 2025 and December 31, 2024, for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (dollars in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Tier 1 leverage:
Company	$600,821	9.77%	$245,876	4.00%	$307,345	5.00%
Bank	636,281	10.39	245,074	4.00	306,343	5.00
CET1 capital:
Company	583,536	11.15	366,294	7.00	340,130	6.50
Bank	636,281	12.21	364,807	7.00	338,749	6.50
Tier 1 capital:
Company	600,821	11.48	444,785	8.50	418,621	8.00
Bank	636,281	12.21	442,980	8.50	416,922	8.00
Total capital:
Company	711,714	13.60	549,440	10.50	523,277	10.00
Bank	688,174	13.20	547,210	10.50	521,153	10.00
December 31, 2024
Tier 1 leverage:
Company	$565,595	9.15%	$247,211	4.00%	$309,014	5.00%
Bank	603,964	9.79	246,712	4.00	308,391	5.00
CET1 capital:
Company	548,310	10.54	364,239	7.00	338,222	6.50
Bank	603,964	11.65	362,882	7.00	336,962	6.50
Tier 1 capital:
Company	565,595	10.87	442,291	8.50	416,273	8.00
Bank	603,964	11.65	440,643	8.50	414,723	8.00
Total capital:
Company	689,703	13.25	546,359	10.50	520,342	10.00
Bank	653,230	12.60	544,324	10.50	518,403	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2024 to September 30, 2025. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending September 30, 2026, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-300 bp	-200 bp	-100 bp	+100 bp
Estimated change in net interest income	$(10,983)	$(7,379)	$(3,396)	$1,315
% Change	-5.27%	-3.54%	-1.63%	0.63%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2025 and December 31, 2024 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2025 and December 31, 2024. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	September 30, 2025			December 31, 2024
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$851,144			$903,789
- 300 Basis Points	915,882	$64,738	7.61%	906,208	$2,419	0.27%
- 200 Basis Points	896,906	45,762	5.38	908,905	5,116	0.57
- 100 Basis Points	874,061	22,917	2.69	908,459	4,670	0.52
+ 100 Basis Points	825,557	(25,587)	-3.01	894,135	(9,654)	-1.07

The decrease in the Pre-Shock Scenario EVE at September 30, 2025 compared to December 31, 2024 was driven by the combination of increased borrowings and the continued deposit mix shift from non-maturity, non-public, to time and reciprocal, which offset the positive commercial loan growth during this period. The sensitivity in the down Rate Shock Scenarios to EVE become more positive at September 30, 2025 compared to December 31, 2024. This is a result of the continued increases in commercial loan valuation, as well as a strategic shift in certificate of deposit pricing from long-term to shorter-term buckets, allowing for a quicker repricing in a falling rate environment.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings arising out of the normal course of business. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense and settlement costs, unfavorable awards, diversion of management resources and other factors. For more information with respect to our recent legal proceedings please refer to Note 13, Commitments and Contingencies, of the notes to the to the consolidated financial statements included in Part I, Item 1, of this Current Report on Form 10-Q. Except as described in Note 13, as of September 30, 2025, management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

ITEM 1A. Risk Factors

During the quarter ended September 30, 2025, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2025, the Board approved a share repurchase program for up to 1,006,379 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares. The new share repurchase program replaced and terminated the prior share repurchase program authorized by the Board in June 2022. The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the third quarter of 2025 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 – July 31, 2025	—	$—	—	1,006,379
August 1, 2025 – August 31, 2025	—	—	—	1,006,379
September 1, 2025 – September 30, 2025	—	—	—	1,006,379
Total	—	$—	—	1,006,379

ITEM 5. Other Information

During the third quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	November 3, 2025
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	November 3, 2025
W. Jack Plants II
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sandra L. Byers	November 3, 2025
Sandra L. Byers
Senior Vice President and Controller
(Principal Accounting Officer)