Form 10-K
period 2025-12-31
FINANCIAL INSTITUTIONS INC
filed 2026-03-09
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2025, closing price reported by Nasdaq, was approximately $504,049,000.

As of February 27, 2026, there were outstanding, exclusive of treasury shares, 19,634,210 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act (“BSA”), Office of Foreign Asset Control (“OFAC”) sanction regulations, or other applicable state and federal laws could subject us to fines, penalties, or other regulatory actions;
•
We are subject to the Community Reinvestment Act (the “CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties;
•
The policies of the Federal Reserve Board have a significant impact on our earnings; and
•
We offer financial services to a limited number of New York State-licensed cannabis businesses under New York State’s regulatory framework, with supporting policy and procedures, enhanced due diligence, monitoring, and required regulatory reporting. While federal law continues to classify cannabis as illegal, the risk of strict federal enforcement remains uncertain. Any significant change in federal enforcement posture could affect our ability to continue services these customers and could increase our legal, regulatory, or compliance-related obligations.

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
•
The soundness of other financial institutions could adversely affect us; and
•
We may need to raise additional capital in the future, and such capital may not be available on acceptable terms or at all.

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

As of December 31, 2025, the consolidated financial statements include the accounts of the Parent, the Bank, and Courier Capital. At December 31, 2025, the Company had consolidated total assets of $6.27 billion, deposits of $5.21 billion and shareholders’ equity of $628.9 million and the Bank represented 99%, and Courier Capital represented less than 1% of the consolidated assets of the Company.

Five Star Bank

The Bank is a New York-chartered bank that has its headquarters at 55 North Main Street, Warsaw, NY, a total of 48 full-service banking offices in the New York State counties of Allegany, Cattaraugus, Cayuga, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming, and Yates, and commercial loan production offices in Baltimore, Maryland and Syracuse, New York serving the Mid-Atlantic and Central New York regions, respectively.

At December 31, 2025, the Bank had total assets of $6.24 billion, investment securities of $1.01 billion, net loans of $4.61 billion, deposits of $5.29 billion and shareholders’ equity of $662.3 million. The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans.

Courier Capital, LLC

Courier Capital is an SEC-registered investment advisory and wealth management firm founded in 1967 and headquartered in Western New York, with offices in Buffalo, Rochester and Jamestown, New York, and Pittsburgh, Pennsylvania. We also added an office in Sarasota, Florida in September 2025. With $3.60 billion in assets under management as of December 31, 2025, Courier Capital offers customized investment advice, wealth management, investment consulting and retirement plan services to individuals, businesses and institutions. For the year ended December 31, 2025, Courier Capital had total revenue of $11.6 million.

Five Star REIT, Inc.

Five Star REIT, Inc. (“Five Star REIT”), a wholly-owned subsidiary of the Bank, operates as a real estate investment trust that primarily holds residential mortgages and commercial real estate loans. Five Star REIT provides additional flexibility and planning opportunities for the business of the Bank.

Business Strategy

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking and other financial services needs of individuals, municipalities and businesses of the communities surrounding our primary service area. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad-based banking relationships. Our core customers are primarily small- to medium-sized businesses, individuals and community organizations who prefer to build banking and wealth management relationships with a community bank that offers high-quality, competitively priced products and services with personalized service. Because of our identity and origin as a locally operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

We have evolved to meet changing customer needs by offering complementary physical, digital, and virtual channels. We focus on technology to provide solutions that fit our customer preferences for transacting business with us. Branches are staffed by certified personal bankers who are trained to meet a broad array of customer needs. Our digital banking capabilities and Customer Contact Center provide additional self-serve and phone options through which customer needs are met effectively.

Our primary focus is on organic growth with the goal of increasing the Bank’s market share within existing markets. With that, we will continue to explore market expansion opportunities that complement current market areas as opportunities arise, including small branch acquisitions, as well as evaluating potential growth opportunities within our non-interest income line of business by acquiring businesses that can be incorporated into existing operations. While organic growth remains our primary focus, we believe our capital position remains strong enough to support selective merger and acquisition activity in support of expansion of our core financial service businesses. Consequently, we will continue to evaluate acquisition opportunities in these activities. When evaluating acquisition opportunities, we will balance the potential for earnings accretion with maintaining adequate capital levels, which could result in our common stock being the predominant form of consideration and/or the need for us to raise capital.

Conversations with potential strategic partners occur on a regular basis. The evaluation of any potential opportunity will favor a transaction that complements our core competencies and strategic intent. Additionally, we remain committed to maintaining a diversified revenue stream. Our senior management team has experience in acquisitions and post-acquisition integration of operations and is prepared to act promptly should a potential opportunity arise but will remain disciplined with its approach. We believe this experience positions us to successfully acquire and integrate additional financial services and banking businesses.

HUMAN CAPITAL RESOURCES STRATEGY

Our Company’s vision, purpose and core values collectively make up what we consider to be our “Five Star Promise” and they provide clarity around what we believe as a Company and why we exist. Our vision is to be a high-performing community bank, offering a simple, connected and trusted experience in the markets we serve. Our purpose is to keep the people of Five Star’s well-being at the heart of everything we do, so that our team, our customers and our communities will thrive and realize their dreams. We also champion five core corporate values, our HEART values, that employees at all levels of our Company are expected to live up to by being humble, empowered, ambitious, resilient and transparent.

To facilitate talent attraction and retention, we strive to make the Company an inclusive, safe and healthy workplace, with opportunities for all of our employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs.

Employee Profile

As of December 31, 2025, we had 631 employees situated across the United States (the “U.S.”). This represents an increase of 33 employees, or 6%, from December 31, 2024, which was primarily attributable to investments in personnel and filling of open positions in 2025.

As of December 31, 2025, approximately 65% of our current workforce was female, 35% male, and our average tenure was 6.44 years, which slightly decreased from 6.84 years at December 31, 2024.

Total Rewards

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to competitive market base wages, our rewards programs include performance-based bonus opportunities, equity compensation, Company-sponsored retirement plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, hybrid remote work opportunities, flexible work schedules, and employee assistance programs. We also provide tuition and training reimbursement programs to support the professional and personal development of our employees.

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

We seek to develop a high-performing and engaged team and we have adapted our approach to training over time to support that goal. Our learning management platform, Five Star University, enables professional development, competency training and upskilling for an evolving workforce. Through this platform, we are able to deliver e-Learning training that employees can complete on their own time as well as live instructor-led training on a variety of topics, including compliance, anti-discrimination, active shooter prevention, people leadership skills, and more.

Our employees are empowered to play an active role in evolving our Company and its culture, including through annual and periodic engagement surveys that measure employee satisfaction and provide valuable feedback to leadership. We were pleased to be Certified by Great Place To Work® for the third time in 2025, placing us in an elite group of global employers who achieved an outstanding culture based on anonymous survey data collected from their own employees. We also maintain a positive culture through promoting recognition, utilizing an engagement tool where employees can post peer-to-peer recognition for accomplishments and career milestones that are adaptive to our growing footprint as well as formal, annual recognition through our HEART awards.

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

MARKET AREAS AND COMPETITION

We provide a wide range of banking and financial services to individuals, municipalities and businesses through a network of 48 offices and an extensive ATM network throughout Western and Central New York. The region includes the counties of Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Schuyler, Seneca, Steuben, Wayne, Wyoming and Yates. Our banking activities, though concentrated in the communities where we maintain branches, also extend into neighboring counties. During 2025, our consumer indirect lending presence included the Capital District of New York, and we have commercial loan production offices in Baltimore, Maryland and Syracuse, New York, serving the Mid-Atlantic and Central New York regions, respectively.

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

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2025, in each county where we have operations in New York. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global Market Intelligence, which compiles deposit data published by the FDIC as of June 30, 2025, and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

County	Market Share	Market Rank	Number of Branches (1)
Allegany	10.94%	2	1
Cattaraugus	21.86%	2	4
Cayuga	15.85%	2	1
Chemung	12.11%	3	2
Erie	0.67%	9	6
Genesee	20.89%	2	2
Livingston	37.09%	1	5
Monroe	2.23%	8	8
Ontario	9.33%	4	4
Orleans	27.23%	2	2
Seneca	33.82%	1	2
Steuben	37.25%	1	5
Wyoming	67.34%	1	4
Yates	28.79%	2	2
(1)
Number of full-service branches current as of December 31, 2025; does not include limited- or mobile-branches.

INVESTMENT ACTIVITIES

Our investment policy is contained within our overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flows targets, need for collateral, and desired risk parameters. In pursuing these objectives, we consider the ability of an investment to provide earnings consistent with factors related to quality, maturity, marketability, pledgeability and risk diversification. Our Chief Financial Officer and Treasurer, guided by our Asset–Liability Committee (“ALCO”), is responsible for investment portfolio decisions within the established policies.

Our investment securities strategy is focused on providing liquidity to meet loan demand and redeeming liabilities, providing collateral to meet pledging requirements, maximizing after tax income, managing credit risks, managing overall interest rate risks and maximizing portfolio yield. Our current policy generally limits securities purchases to the following:

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

Commercial Lending

We primarily originate commercial business loans and lines of credit in our market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short- and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, where possible, a first position collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. Term loans generally have a term up to 7 years, or up to 10 years with an SBA guarantee, while revolving lines generally have a 3-year term or less. As of December 31, 2025, our commercial business loan portfolio totaled $738.3 million, or 16% of our total loan portfolio. As of December 31, 2025, $165.7 million, or 22%, of our aggregate commercial business loan portfolio were at fixed interest rates, while $572.6 million, or 78%, were at variable interest rates.

We also offer commercial mortgage loans to finance the purchase or renovation of real property, which generally consists of loans to businesses or developers seeking to construct or renovate commercial properties, commercial mortgages for the purpose of purchasing or renovating existing residential multifamily properties, commercial owner-occupied properties, in which the borrowing entity occupies at least 50% of the property, or other non-owner occupied commercial properties. Commercial construction loans typically have a 3-year term or less, while other commercial mortgages generally have a term of up to 10 years. The majority of our commercial mortgage loans are secured by first liens on real estate and are typically amortized over a 15- to 30-year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2025, our commercial mortgage loan portfolio totaled $2.34 billion, or 50.3% of our total loan portfolio. As of December 31, 2025, $753.7 million, or 32%, of the loans in our aggregate commercial mortgage portfolio were at fixed interest rates, while $1.59 billion, or 68%, were at variable interest rates.

We utilize government loan guarantee programs when available and appropriate.

Government Guarantee Programs

We participate in government loan guarantee programs offered by the SBA, USDA, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2025, we had loans with an aggregate principal balance of $40.9 million that were covered by guarantees under these programs. The guarantees typically cover only a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while reducing credit risk.

Residential Real Estate Lending

We originate fixed and variable rate one-to-four family residential mortgage loans and lines collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, including home improvement loans, closed-end home equity loans, and home equity lines of credit, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. As of December 31, 2025, our residential real estate loan portfolio totaled $657.0 million, or 14% of our total loan portfolio. As of December 31, 2025, our residential real estate lines portfolio totaled $75.1 million, or 2% of our total loan portfolio. As of December 31, 2025, $457.3 million, or 70%, of the loans in our residential real estate loan portfolio were at fixed interest rates, while $199.8 million, or 30%, were at variable interest rates. The residential real estate lines portfolio primarily consists of variable rate lines. Approximately 92% of the loans and lines in our residential real estate portfolios were in first lien positions at December 31, 2025. We do not engage in sub-prime or other high-risk residential mortgage lending as a line of business.

We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. We typically follow the underwriting and appraisal guidelines of the secondary market, including the FHLMC and the Federal Housing Administration, and service the loans in a manner that satisfies the secondary market agreements. As of December 31, 2025, our residential mortgage servicing portfolio totaled $293.3 million, the majority of which has been sold to the FHLMC.

Consumer Lending

We offer a variety of loan products to our consumer customers, including automobile loans, secured installment loans and other types of secured and unsecured personal loans. As of December 31, 2025, our consumer indirect portfolio totaled $807.3 million, or 17% of our total loan portfolio. Outstanding consumer loan balances were concentrated in indirect automobile loans.

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

We also originate other consumer automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12–60 months and vary based upon the nature of the collateral and the size of loan. A portion of the consumer lending program is underwritten on a secured basis using the customer’s financed automobile, mobile home, boat or recreational vehicle as collateral. The other loans in our consumer portfolio approximated $9 million as of December 31, 2025, all of which were fixed interest rate loans.

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

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $829.2 million at December 31, 2025.

Borrowings

We have access to a variety of borrowing sources and use both short-term and long-term borrowings to support our asset base. Borrowings from time-to-time include subordinated notes, federal funds purchased, securities sold under agreements to repurchase, brokered deposits, FHLB advances, and borrowings from the discount window of the Federal Reserve Bank (“FRB”).

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

Holding Company Regulation

The Company is subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board (“FRB” or “Federal Reserve”), under the Bank Holding Company Act (the “BHC Act”), as amended by, among other laws, the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Company is registered with the Federal Reserve as a financial holding company (“FHC”). The Company must file reports with the FRB and submit such additional information as the FRB may require, and the Company and its non-banking affiliates are subject to examination by the FRB. Under federal regulation and FRB policy, an FHC must serve as a source of strength for its subsidiary banks. Under the FRB’s policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. The BHC Act provides that an FHC must obtain FRB approval before:

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

The BHC Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. However, the GLBA amended portions of the BHC Act to authorize FHCs, such as the Company, to directly or through non-bank subsidiaries engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake and maintain these activities, an FHC must certify that all the depository institutions controlled by the company are well capitalized and well managed.

The Dodd-Frank Act, Economic Growth Act, and Volcker Rule

The Dodd-Frank Act significantly changed the regulation of financial institutions, such as community banks, thrifts, small bank and thrift holding companies, and the financial services industry.

Although it was enacted in 2010, certain provisions of the Dodd-Frank Act have yet to be fully implemented and may be impacted by future legislation, rulemaking or executive orders. Our management continues to monitor the ongoing implementation of the Dodd-Frank Act and, as new regulations are issued, will assess their effect on our business, financial condition and results of operations.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Economic Growth Act”) was enacted and impacted several of the provisions of the Dodd-Frank Act. The law provided certain regulatory relief to community banks, like the Bank, with less than $10 billion in total consolidated assets. This relief includes an exemption from the Volcker Rule (i.e., a provision of the Dodd-Frank Act which prohibits banks and their affiliates from engaging in proprietary trading and from investing and sponsoring hedge funds and private equity funds.)

Depository Institution Regulation

The Bank is organized under the laws of the state of New York. It is a member of the Federal Reserve System, and its deposits are insured under the Deposit Insurance Fund (“DIF”) of the FDIC up to applicable legal limits. The lending, investment, deposit-taking, and other business authorities of the Bank is governed primarily by state and federal law and regulations, and the Bank is prohibited from engaging in any operations not authorized by such laws and regulations. The Bank is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the New York State Department of Financial Services (the “NY DFS”) and the FRB, and to a lesser extent by the FDIC, as its deposit insurer. This regulatory structure includes:

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

The Economic Growth Act provided for a potential exception from the Basel III Rules for community banks that maintain a Community Bank Leverage Ratio (“CBLR”) of at least 8.0% to 10.0%. The CBLR is calculated by dividing Tier 1 capital by the bank’s average total consolidated assets. In the final rules approved by the FRB in November 2019, qualifying community banking organizations that opt in to using the CBLR are considered to be in compliance with the Basel III Rules as long as the bank maintains a CBLR of greater than 9.0%. In November 2025, the federal banking agencies issued a proposed rule to lower the CBLR to 8%. If a bank is not a qualifying community banking organization, does not opt in to using the CBLR, or cannot maintain the CBLR, the bank would have to comply with the Basel III Rules. We did not opt into using the CBLR and determined to comply with the Basel III Rules instead of using the CBLR framework.

Leverage Requirements

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (the “leverage ratio”), of 4.0%.

Prompt Corrective Action

The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, the federal banking agencies to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. The FDIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is deemed to be “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET 1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.

The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see section titled “Sources and Uses of Capital Resources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Annual Report on Form 10-K. The current requirements and the actual levels for the Company and the Bank are detailed in Note 13, Regulatory Matters, of the notes to consolidated financial statements, included in Part II, Item 8, of this Annual Report on Form 10-K.

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

Dividends

The FRB policy is that an FHC should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition, and that it is inappropriate for an FHC experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank that is classified under the prompt corrective action regulations as “undercapitalized” will be prohibited from paying any dividends.

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

The primary source of cash for dividends we pay is the dividends we receive from the Bank. The Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Under New York banking law, the Bank may declare and pay dividends from its net profits, unless there is an impairment of capital. Additionally, approval of the NY DFS is required prior to paying a dividend if the dividend declared by the Bank exceeds the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years. The Bank declared dividends of $32.0 million and $21.0 million in 2025 and 2024, respectively.

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

Consumer Laws and Regulations

In addition to the laws and regulations discussed herein, the Bank is also subject to certain federal and state laws and regulations that are designed to protect consumers in transactions with banks. Many of these laws are implemented through regulations issued by the Consumer Financial Protection Bureau (the “CFPB”) though, for institutions of the Bank’s asset size, compliance with those regulations is subject to supervision and examination by the federal banking regulator, i.e., the FRB in the Bank’s case. While the list set forth herein is not exhaustive, consumer protection laws include, among others, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, and these laws’ respective state-law counterparts, as well as state usury laws and federal and state laws regarding unfair, deceptive and abusive acts and practices, and each of these laws’ implementing regulations. These and other federal and state laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Banks’s ability to raise interest rates and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal and state bank regulators, federal law enforcement agencies, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, fines and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

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

The most recently completed evaluation of the Bank’s performance under the CRA was conducted by the Federal Reserve Bank of New York in April 2025 and resulted in an overall rating of “Satisfactory.”

The last CRA evaluation completed by NY DFS of New York’s analogue was in December 2024 and this performance evaluation resulted in an overall rating by the NY DFS of “Satisfactory.”

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

Cannabis Banking

The Marijuana Regulation and Taxation Act was signed into law on March 31, 2021, legalizing the possession and sale of recreational marijuana in New York State for adults aged 21 or older, and the state has issued adult-use cannabis cultivation, processing and retail dispensary licenses. In December 2025, the President issued an Executive Order directing federal agencies to reschedule marijuana to Schedule III of the Controlled Substance Act. We have implemented a program to provide financial products and services to legal cannabis-related businesses and partner with other financial institutions who provide such services. Our exposure to these types of businesses has been tempered by our exit from the BaaS line of business.

Offering financial products and services to the cannabis industry presents a unique set of regulatory risks due to the conflict between state and federal laws, as marijuana still remains illegal at the federal level. In January 2018, the U.S. Department of Justice (the “DOJ”) rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the Controlled Substances Act against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear, but in the future may result in increased enforcement actions against the regulated cannabis industry generally. Enforcement policies and practices may be highly variable between political administrations, and it is unclear what effect the Executive Order will have. In addition, federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for any district in which we operate will not choose to strictly enforce the federal laws governing cannabis. In the future, enforcement actions may be taken against cannabis-related businesses or financial services providers that are viewed as aiding and abetting such activities.

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA was intended to comprehensively reform and modernize U.S. anti-money laundering and anti-terrorist financing laws. Among other things, it codified a risk-based approach to anti-money laundering compliance for financial institutions; required the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; required the development of standards for testing technology and internal processes for BSA compliance; expanded enforcement and investigation-related authority, including the increase of available sanctions for certain BSA violations; and expanded BSA whistleblower incentives and protections. In June 2021, FinCEN issued the priorities for anti-money laundering and countering the financing of terrorism policy required under AMLA. The national priorities include: (i) corruption, (ii) cybercrime, (iii) terrorist financing, (iv) fraud, (v) transnational crime, (vi) drug trafficking, (vii) human trafficking and (viii) proliferation financing. In June 2024, FinCEN issued a proposed rule under the AMLA to amend its existing regulations to expressly require that banks’ AML/CFT compliance programs (a) be effective, risk-based, and reasonably designed, (b) include a formal risk assessment process, and (c) incorporate the national priorities into its risk assessment, among other things. The federal banking agencies, including the FRB, concurrently proposed rules to amend their own AML/CFT-related regulations to align with the changes proposed by FinCEN and incorporate other longstanding supervisory expectations. The Bank reviews and monitors its AML/CFT compliance program to ensure it complies with the changes reflected in the AMLA and the regulations that implement it.

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control, or “OFAC”, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, nationals, and others, under authority of various laws, regulations, and executive orders. OFAC publishes lists of specially designated nationals and sanctioned countries. The Bank is responsible for, among other things, blocking accounts of, and transactions with, such sanctioned parties or jurisdictions, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including, causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

Section 23A of the Federal Reserve Act and Regulation W limit the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any particular affiliate to no more than 10% of the institution’s capital stock and surplus, and limits the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its affiliates to no more than 20% of its capital stock and surplus. “Covered transactions” are defined by law and regulation to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A of the Federal Reserve Act and Regulation W also generally require that an insured depository institution’s loans to its affiliates be, at a minimum, 100% secured. Section 23B of the Federal Reserve Act and Regulation W generally require that an insured depository institution’s transactions with its affiliates, including but not limited to “covered transactions,” be on terms and under circumstances that are substantially the same or at least as favorable to the Bank, as those prevailing for comparable transactions with or involving non-affiliates. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, the Dodd-Frank Act applies the 10% of capital and surplus limit on covered transactions to financial subsidiaries and amended the definition of “covered transaction” to include (i) securities borrowing or lending transactions with an affiliate, and (ii) all derivatives transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty.

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

During 2024, the Bank entered into a business relationship with Principal Securities, Inc., an investment adviser registered under the Advisers Act, and subject to its provisions, to provide investment advisory and broker-dealer services to the Bank’s customers.

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

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total consolidated assets (which would include the Company and the Bank) that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, the agencies must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. In May 2016, the federal bank regulatory agencies and the SEC invited public comments on a proposed rule to accomplish this mandate. In May 2024, several federal banking agencies sought to re-propose the incentive compensation regulation, but the FRB did not adopt the proposal; in 2025, the FDIC withdrew its authorization for the proposal.

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

ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believe could affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein. This Annual Report on Form 10-K is qualified in its entirety by these risk factors. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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

While we have policies and procedures designed to prevent such losses, losses may occur. In March 2024, we experienced a loss associated with fraudulent activity pertaining to deposit transactions conducted over the course of several business days by an in-market business customer of the Bank, which resulted in an $18.2 million pre-tax loss.

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

At December 31, 2025, our portfolio of commercial business and commercial mortgage loans totaled $3.08 billion, or 66% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to consumer loans or residential real estate loans. A sudden downturn in the economy, or a prolonged downturn for specific industries, could result in borrowers being unable to repay their loans, thus exposing us to increased credit risk.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2025, our non-performing assets, which consist of non-performing loans and other real estate owned, were $35.8 million, or 0.57% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

In 2006, the federal bank regulatory agencies issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our CRE level equaled 295% of total risk-based capital at December 31, 2025. If our regulators were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, our earnings would be adversely affected.

Our indirect and consumer lending involves risk elements in addition to normal credit risk.

A portion of our lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania prior to our planned exit from the Pennsylvania automobile market in 2024. These loans are for the purchase of new or used automobiles. We serve customers that cover a range of creditworthiness, and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, such loans involve risk elements in addition to normal credit risk. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan-to-value ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower. State and federal laws may further limit our ability to recover outstanding principal balances on such loans. If the losses from our indirect loan portfolio are higher than anticipated, it could have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2025, we had $3.52 billion of deposit liabilities, or 68% of our total deposits, that have no maturity and, therefore, may be withdrawn by the depositor at any time. These deposit liabilities include our checking, savings, and money market deposit accounts.

Market conditions may impact the competitive landscape for deposits in the banking industry. National and local economic conditions, the interest rate environment and future actions of the Federal Reserve may impact pricing and demand for deposits in the banking industry. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with wholesale funding, the sale of interest-earning assets, or a combination of these two actions. The replacement of deposit funding with wholesale funding could cause our overall cost of funding to increase, which would reduce our net interest income. A loss of interest-earning assets could also reduce our net interest income.

Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations.

Municipal deposits are a significant source of funds for our lending and investment activities. At December 31, 2025, $1.09 billion, or 21% of our total deposits, consisted of municipal deposits from local government entities such as towns, cities, school districts and other municipalities, which are collateralized by letters of credit from the FHLB of New York (“FHLBNY”) and investment securities. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn in a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our liquidity, business, financial condition and results of operations.

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

Non-compliance with the USA PATRIOT Act, the BSA, OFAC sanction regulations, or other applicable state and federal laws could subject us to fines, penalties, or other regulatory actions.

The USA PATRIOT Act and the BSA require financial institutions to maintain a written anti-money laundering program, including customer identification procedures, customer due diligence, ongoing monitoring, and the filing of suspicious activity reports with FinCEN when suspicious activity is identified. OFAC regulations prohibit U.S. financial institutions from engaging in transactions with sanctioned parties or jurisdictions. To comply with these obligations, institutions screen customers and transactions against OFAC’s sanctions lists and are required to block or reject prohibited transactions and submit required reports to OFAC.

Failure to adequately design, implement, and maintain our BSA/AML and OFAC compliance programs could result in supervisory criticism, enforcement actions, monetary penalties, restrictions on acquisitions or new branches, reputational harm, or other regulatory consequences that could have a material adverse effect on our business, financial condition, or results of operations. Non-compliance with other applicable state or federal laws and regulations could also expose us to fines, penalties, or other negative actions.

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

The policies of the Federal Reserve impact us significantly. The Federal Reserve regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine, to a significant extent, our cost of funds for lending and investing and impact our net interest income, our primary source of revenue. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay their loan, which could have a material adverse effect on our financial condition and results of operations.

We offer financial services to a limited number of New York State-licensed cannabis businesses under New York State’s regulatory framework, with supporting policy and procedures, enhanced due diligence, monitoring, and required regulatory reporting. While federal law continues to classify cannabis as illegal, the risk of strict federal enforcement remains uncertain. Any significant change in federal enforcement posture could affect our ability to continue services these customers and could increase our legal, regulatory, or compliance-related obligations.

Offering financial products and services to the cannabis industry presents a unique set of regulatory risks due to the conflict between state and federal laws. While the possession and sale of recreational marijuana is legal for adults aged 21 and older in New York State, cannabis remains classified as a Schedule I controlled substance under the federal Controlled Substances Act. In January 2018, under the first Trump administration, the DOJ rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the Controlled Substances Act against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear. Enforcement policies and practices may be highly variable between political administrations. In addition, federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for any district in which we or our customers operate will not choose to strictly enforce the federal laws governing cannabis.

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

As indicated in Note 1, Summary of Significant Accounting Policies—Accounting Standards Recently Adopted or Issued, to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K, the regulations, rules, standards, policies, and interpretations underlying GAAP are constantly evolving and may change significantly over time. If we fail to interpret any one or more of these GAAP provisions correctly, or if our methodology in applying them to our financial reporting or disclosures is at all flawed, our financial statements may contain inaccuracies that, if severe enough, could warrant a later restatement by us, which in turn could result in a material adverse event.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2025, we had $58.1 million of goodwill and $2.2 million of other intangible assets. Significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

Identifiable intangible assets other than goodwill consist of other intangible assets (primarily customer relationships). Adverse events or circumstances could impact the recoverability of these intangible assets including significant losses of customer accounts and/or balances, increased competition or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded which could have a material adverse effect on our results of operations.

We may be unable to successfully implement our growth strategies, including the integration and successful management of newly acquired businesses.

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

Liquidity is essential to our business.

We must maintain sufficient cash flow and liquid assets to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs, and for other corporate purposes, as well as meeting regulatory requirements and supervisory expectations. We rely on customer deposits to be a reasonable cost and stable source of funding for the loans we make and the operations of our business. Customer deposits, which include noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less, have historically provided us with a sizeable source of stable and low-cost funds. In addition to customer deposits, sources of liquidity include brokered deposits and borrowings from securities dealers, the FHLBNY and the FRB of New York, as well as the debt and equity capital markets.

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

Our earnings and cash flow depend largely upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, which may affect our net interest margins. Such changes could also affect (i) demand for our products and services and price competition, in turn affecting our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets; (iv) levels of defaults on loans; and (v) loan prepayments.

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

Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, in a falling or low rate environment, loans may be prepaid sooner than we expect, which could result in a delay between when we receive the prepayment and when we are able to redeploy the funds into new interest-earning assets and in a decrease in the amount of interest income we are able to earn on those assets. If we are unable to manage these risks effectively, our financial condition and results of operations could be materially adversely affected.

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

The financial services market continues to see rapid changes with steady and frequent introductions of new technology-driven products and services. Our future success may depend, in part, on our ability to leverage emerging technology to provide feature-rich products and services that provide value to our customers and our operations. At the same time, emerging technologies present new risks directly associated with adoption or indirectly by third-party service provider adoption. The continued expansion of cloud computing services has drastically increased the risk of dependency on our third-party service providers to implement effective controls to manage the risk of cloud service reliability and security. While cloud computing services typically support improved availability, performance and elasticity, it also presents increased risk of system and data compromise. And, while improved availability is a goal of cloud computing, service outages can be more significantly impactful. Cloud computing services are rapidly evolving as are the technology solutions running in cloud services. Cloud and associated technology have influenced the opportunity for rapid change, which inherently increases change management risk. While the heightened pace of change is often desirable, it may lead to undesirable outcomes impacting operational risk, financial risk, reputations risk and sometimes, regulatory risk. As such, the adoption of cloud services must include comprehensive assessment and risk management.

The emergence of AI is an example of an emerging technology providing significant value to operations and service, although the mere existence of AI capabilities presents a myriad of risks for consideration. Regardless of AI adoption by the Company, we face the risk of associates utilizing unauthorized publicly sourced AI tools to complete business functions. Unauthorized use of AI tools could lead to the unintended exposure of confidential data, use of inaccurate results, and a number of other risks. Additionally, third-party service providers are quickly embedding AI capabilities in their technology to provide more robust and efficient services. Some embedded AI capabilities could risk the exposure of confidential Company data if being used in a multi-tenant environment or being used to train AI systems.

We rely on third parties to provide critical business services and protect the confidentiality, integrity, and availability of confidential data.

Third-party vendors provide key components of our business infrastructure, such as infrastructure service delivery, application delivery, and a growing volume of managed service functions. While we select these third-party vendors carefully, we relinquish many aspects of control and rely on oversight processes to minimize risk. Issues induced by these third parties, including a service disruption or poor service performance, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently, effectively, and in accordance with the expectations of our customers and regulators. Replacing these third-party providers could also entail significant time and expense, further emphasizing the need for stringent vendor due diligence processes.

Each year, more third-party service providers perform significant operational services on our behalf. These third-party vendors are subject to similar risks as us relating to cybersecurity, technology infrastructure, processes and talent. One or more of our vendors may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third-party vendor causing direct impact to our business. And, with the increased volume of cloud computing, our business could be directly impacted if similar disruptions are experienced by fourth-party vendors, which has been a growing trend in recent years. Some of our vendors may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. Financial or operational difficulties of a vendor could also impair our operations if those difficulties interfere with the vendor’s ability to serve us. If a critical vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could have a material adverse effect on our business. Due to significant levels of dependency, critical services may require redundant service providers to reduce vendor risk, although this inherently increases financial risk a third-party risk with the redundant vendor and cost.

We, or our service providers, may experience a cyber-attack, system failure, natural disaster, or other uncontrollable events that may disrupt business operations.

We rely heavily on communications, information technology (both on-premises and via service providers) and internet service to conduct our business. Our business depends on our ability to process and monitor a large volume of daily transactions in compliance with legal, regulatory, and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, retention, disposal, and transmission of personal and confidential information of our customers and clients. These risks have increased as our customers have adopted digital banking solutions, and we have migrated many former on-premises services and technology to hosted third-party service providers. The dependency on these services, provided on-premises or in hosted environments, are threatened daily by ever-evolving cyber criminals, system failures, natural disasters, and other uncontrollable events such as a global pandemic. Uncontrollable events test the operational resiliency of companies across the world, every year. Whether it be hurricanes, tornados, or wildfires, companies risk the loss of facilities, technical infrastructure and even the lives of irreplaceable talent, and the lack of quality business continuity and disaster recovery plans heightens the risk impact. The risk of failing to train and test these plans could challenge the ability to recover. Similarly, cyber-attacks also challenge our preparedness to respond and recover. The volume and impact of cyber-attacks continue to grow and regardless of security controls, every company is susceptible to a compromise, making the existence of an incident response plan critical. Failure to train and test the plan periodically is a critical risk to any company. Modern cyber-attacks attempt to obtain unauthorized access to directly access financial assets or indirectly benefit by accessing confidential data for future gains. Cyber-attacks may be executed in multiple stages but generally begin with social engineering attacks which pose a significant risk to employees and customers. Such security attacks can originate from a wide variety of sources, including people who are involved with organized crime or rogue attackers taking advantage of modern schemes and services that have become readily available. Those same parties initiate social engineering attacks to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm, any of which could adversely affect operations and financial condition. The failure to train and periodically test for possible threats, greatly increases the risk of compromise and impact.

As the threat of cyber-attacks continue to evolve, we may be required to increase the resources dedicated to minimize and respond to these risks. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our systems can itself create a risk of systems disruptions and security issues.

We are subject to evolving laws and regulations relating to cybersecurity protection and data privacy, and failure to comply could expose the Company to regulatory liability, reputational risk and financial risk.

We are subject to cybersecurity regulations promulgated by agencies such as the FRB, NY DFS, and the SEC, as well as laws, such as those under the GLBA. Any failure by us to comply with laws and regulations could result in regulatory sanctions, public disclosure and reputational damage even if we do not experience a significant cybersecurity breach. Most regulatory agencies have enhanced cybersecurity requirements and oversight, requiring increased focus and investment in cybersecurity controls. The failure to keep up with regulatory cybersecurity requirements not only presents the risk of regulatory sanctions but also presents an ill-advised risk due to sub-standard cyber risk controls, thus increasing the risk of compromise. Insurance carriers have also enhanced their cybersecurity posture requirements and oversight. Failure to meet reasonable cybersecurity control requirements could risk the Company’s ability to obtain cyber liability insurance, which poses financial and regulatory risks, or influence significantly higher rates.

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

Our business may be adversely affected by conditions in the financial markets and economic conditions generally, including macroeconomic pressures such as inflation, supply chain issues, geopolitical risks associated with international conflict.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent on the business environment in the markets where we operate, in the State of New York and in the United States as a whole. Additionally, international conflict may create unfavorable or uncertain economic conditions. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; political instability; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; tariffs and trade wars; high unemployment, natural disasters; or a combination of these or other factors. The occurrence of any of these conditions could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Based on the complex and continuously evolving cybersecurity threat landscape, we established, manage and continually enhance an enterprise-wide Information Security Program (“ISP”). The ISP is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). The CSF provides a framework of best practices to better manage and reduce cybersecurity risk while helping organizations assess, prioritize, and communicate cybersecurity risks and associated mitigation and program maturity plans. The ISP encompasses critical management components such as risk management, asset management, access controls, cyber awareness training, data security, detection and response, incident response, and business continuity.

The ISP, which is part of our Enterprise Risk Management Program, is organized in an operating framework that is supported by additional policies and procedures that establish the information security control environment. The Information Security team collaborates with additional functions of our Enterprise Risk Management Program to ensure comprehensive risk oversight and reporting. The ISP is designed and implemented to comply with or exceed regulatory control requirements. Multiple internal and independent third-party assessments and audits are conducted annually to ensure our compliance with policies, controls, and regulatory requirements.

The execution of the ISP relies on our committed investment in people, processes, and technology. We have invested in market-leading technology and award-winning security partners to execute key processes that ensure the confidentiality, integrity, and availability of company assets. Recent investments have ensured the use of innovative technology and services with best-in-class providers while enhancing the maturity of our program.

We have a Third-Party Risk Management (“TPRM”) Program that includes the comprehensive evaluation of the cybersecurity risks of prospective and existing third-party relationships. The TPRM Program utilizes a risk-based approach to perform third-party onboarding and ongoing due diligence reviews of existing third-party relationships. Third-party risks are identified and evaluated in coordination with periodic reviews, although threat intelligence monitoring and sound vendor relationships are leveraged to identify third-party risks as announced. TPRM is a function of our Risk Organization overseen by our Chief Risk Officer (“CRO”).

We have not experienced any cybersecurity incidents that have materially affected or are reasonably likely to affect our business strategy, results of operations, or financial condition. Risks relating to cybersecurity and their potential impact are discussed more fully in “Risk Factors” in Part I, Item 1A herein.

Governance

We have established a dedicated team to manage and execute the ISP. A Chief Information Security Officer (“CISO”) has been appointed as a Senior Vice President of the Company. The CISO leads the strategy and execution of the program while ensuring clear lines of communication with executive management, management committees, the Board of Directors, and external stakeholders such as regulators and insurance carriers. Our CISO, Scott Bader, was appointed in August 2023 and has over 25 years of technology and security leadership experience. Prior to the CISO appointment, he served the Company as a senior officer and technology leader for over 15 years and leads a team of Information Security professionals with diverse security backgrounds including relevant certifications (e.g., CISSP, GSEC, GCTI). As a member of our risk organization, the CISO reports to the CRO, who is a member of the Executive Management Committee. Our CRO, Gary Pacos, joined the Company in February 2023 with over 30 years of progressive risk management experience.

The Company Risk Committee (“CRC”) serves as the management committee responsible for Information Security oversight and the CISO is a member of the committee. The Risk Oversight Committee (“ROC”) is a sub-committee of the Board of Directors (the “Board”) and provides direct oversight of Information Security on behalf of the Board. Director Kim E. VanGelder, the current Chair of the ROC, has served as a member of our Board since 2016, and has held progressive information technology leadership roles at the Eastman Kodak Company, with responsibilities including cybersecurity, global applications, and global technology infrastructure, and served as its Chief Information Officer from 2004 to 2025.

The CISO reports on the status of the ISP including relevant risks, cybersecurity threats, program updates, and program reporting to the CRC and the ROC no less than four times per year. Any material cybersecurity information, including strategic program development, is reported by the CISO to appropriate management and Board representatives to ensure timely awareness and escalation as necessary. Should there be a cybersecurity incident, we have a formal Incident Response plan including escalation processes designed to keep relevant management and board committees informed of the mitigation and remediation efforts. The identification of incidents may come through internal monitoring and detection resources, external threat intelligence, third-party risk management efforts or various other event escalation methods. We leverage a Managed Security Services Provider (“MSSP”) for supplemental expertise and resources with the management and enhancement of critical threat monitoring solutions. The MSSP also provides industry-leading Security Operations Center services that serve as a critical source for event and incident detection.

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

ITEM 2. PROPERTIES

We own a 27,400 square foot building in Warsaw, New York that serves as our headquarters, and principal executive and administrative offices. We lease a 56,000 square foot regional administrative facility located in Rochester, New York. This lease expires in April 2042, with options for two additional ten-year extensions. We also lease a 28,500 square foot facility in Amherst, New York, which serves as a regional administrative facility. This lease expires in December 2032, with two additional five-year extensions.

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

Courier Capital operates from an owned 11,000 square foot office, located in Buffalo, New York. Courier Capital also has operations at an owned facility in Jamestown, New York, and leased offices in Pittsburgh, Pennsylvania and Sarasota, Florida.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to or otherwise involved in legal proceedings arising out of the normal course of business. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense and settlement costs, unfavorable awards, diversion of management resources and other factors. Management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements. For more information with respect to our legal proceedings see Note 12, Commitments and Contingencies, of the notes to the to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “FISI.” At February 27, 2026, there were 19,634,210 shares of our common stock outstanding and there were 289 registered shareholders of record.

We have paid regular quarterly cash dividends on our common stock, and our Board of Directors presently intends to continue this practice, subject to our results of operations and the need for those funds for debt service and other purposes. See the discussions in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business,” in the section captioned “Liquidity and Capital Management” included in Part II, Item 7, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 13, Regulatory Matters, in the accompanying financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” all of which are included elsewhere in this report and incorporated herein by reference thereto.

In September 2025, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 1,006,379 shares of common stock, or approximately 5% of the Company’s then outstanding common shares (the “2025 Repurchase Program”), which replaced the prior share repurchase program authorized by the Board in June 2022. The 2025 Repurchase Program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program. As of December 31, 2025, 336,869 shares have been repurchased under the 2025 Repurchase Program.

The Company’s repurchases of its common shares during the fourth quarter of 2025 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2025	—	$—	—	1,006,379
November 1 - 30, 2025	—	—	—	1,006,379
December 1 - 31, 2025	336,869	31.98	336,869	669,510
Total	336,869	$31.98	336,869

Stock Performance Graph

The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2020 as reported by the Nasdaq Global Select Market, through December 31, 2025, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return of the Standard and Poor’s (“S&P”) U.S. SmallCap Banks Index over the same period. Cumulative return assumes the reinvestment of dividends. During 2021, all SNL indices were replaced with S&P Dow Jones indices. The SNL Bank $1B-$5B Index that has historically been used in our performance graph has therefore been replaced with the comparable S&P U.S. SmallCap Banks Index. The graph was prepared by S&P Global Market Intelligence and is expressed in dollars based on an assumed investment of $100.

Total Return Performance
Financial Institutions, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
Index Value
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Financial Institutions, Inc.	100.00	146.37	117.11	109.20	148.01	176.83
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. SmallCap Banks Index	100.00	139.21	122.74	123.35	145.82	160.37

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

On April 1, 2024, the Company announced and closed the sale of the assets of its wholly owned subsidiary, SDN Insurance Agency, LLC (“SDN”), which provided a broad range of insurance services to personal and business clients, to NFP Property & Casualty Services, Inc. (“NFP”), a subsidiary of NFP Corp. The sale generated $27 million in proceeds, or a pre-tax gain of $13.7 million, after selling costs, of which $13.5 million was recognized in the second quarter of 2024. Following the sale of the assets of SDN, we changed the name of the entity to Five Star Advisors LLC to serve as a conduit for the Bank to refer insurance business to NFP.

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

EXECUTIVE OVERVIEW

Private Placement of Subordinated Notes and Subsequent Repayment of Past Issuances

On December 11, 2025, we completed a private placement of $80.0 million in aggregate principal of fixed-to-floating rate subordinated notes to qualified institutional buyers and institutional accredited investors that will be subsequently exchanged for subordinated notes with substantially the same terms (the “2025 Notes”) registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to registration rights agreements with the purchasers of the 2025 Notes. The 2025 Notes have a maturity date of December 15, 2035, and bear interest, payable semi-annually, at the rate of 6.50% per annum until December 15, 2030. Commencing on that date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financial Rate (“SOFR”) plus 312 basis points, payable quarterly until maturity. We are entitled to repay the 2025 Notes, in whole or in part, at any time on or after December 15, 2030, and to prepay the 2025 Notes in whole or in part at any time upon certain other specified events. We used the net proceeds to redeem the $65.0 million in outstanding debt issuances from 2015 and 2020, on January 15, 2026, as well as for general corporate purposes, including the repurchase of common shares under our Board authorized stock repurchase plan. The 2025 Notes qualify as Tier 2 capital for regulatory purposes.

2025 Share Repurchase Program

In September 2025, the Board approved a share repurchase program for up to 1,006,379 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares (“2025 Share Repurchase Program”). The 2025 Share Repurchase Program replaced and terminated the prior share repurchase program authorized by the Board in June 2022. The 2025 Share Repurchase Program does not obligate us to purchase any shares, and it may be extended, modified, or discontinued at any time. As of December 31, 2025, 336,869 shares have been repurchased under the 2025 Share Repurchase Program at an average price of $31.98.

MANAGEMENT’S DISCUSSION AND ANALYSIS

2025 Financial Performance Review

We reported net income of $74.9 million for 2025, compared to a net loss of $41.6 million for 2024. This resulted in a 1.20% return on average assets and a 12.38% return on average equity. After preferred dividends, net income available to common shareholders was $73.4 million or $3.61 per diluted share for 2025, compared to net loss available to common shareholders of $43.1 million or $2.75 per diluted share for 2024. The net loss for 2024 was primarily the result of a strategic investment securities restructuring, in which a portion of the proceeds from our December 2024 common stock offering was used to fund losses on the sale of $653.5 million of available-for-sale securities (“AFS”) for a pre-tax loss of $100.2 million, or approximately $75 million after taxes. We declared cash dividends of $1.24 per common share during 2025, an increase of more than 3% compared with 2024.

Net interest income was $200.0 million for 2025, compared to $163.6 million for 2024, an increase of $36.4 million. Fully-taxable equivalent net interest income was $200.2 million in 2025, an increase of $36.3 million, compared to 2024. Average interest-earning assets were $47.7 million lower than 2024 due to a $100.3 million decrease in average investment securities, and a $68.1 million decrease in the average balance of Federal Reserve interest-earning cash, partially offset by a $120.8 million increase in average loans.

Net interest margin was 3.53% for 2025, compared to 2.86% for 2024, primarily due to an increase in the average yield on investment securities, following the restructuring of the AFS portfolio in December 2024, which supported an increase in the average yield on interest-earning assets, along with loan growth and lower interest-bearing liability costs.

The provision for credit losses was $11.6 million in 2025 compared to a provision of $6.2 million in 2024. Net charge-offs were $10.9 million in 2025, representing 0.24% of average loans, compared with $8.7 million, or 0.20% of average loans in 2024. Non-performing loans decreased $5.7 million to $35.8 million compared to a year ago and represented 0.77% of total loans at December 31, 2025, compared to 0.92% of total loans at December 31, 2024. The decrease in non-performing loans in the current year reflected a foreclosed participated loan and partial charge-off of a credit facility recognized in the second quarter of 2025, both of which related to a commercial business relationship placed on nonaccrual status in 2023. We have remained strategically focused on the importance of credit discipline, allocating resources to credit and risk management functions as the loan portfolio has grown. The ratio of allowance for credit losses on loans to non-performing loans was 133% at December 31, 2025, compared to 116% at December 31, 2024, with the increase reflective of the lower level of nonperforming loans at December 31, 2025.

Noninterest income was $45.0 million for 2025, compared to a net loss in noninterest income of $46.7 million for 2024. The 2024 net loss was reflective of the strategic investment securities portfolio restructuring in late December 2024 described above. Income from company owned life insurance (“COLI”) increased $5.9 million in 2025 compared to 2024, due to our surrender and redeploy strategy initiated in January 2025. The decrease in insurance income was reflective of the sale of the assets of our insurance agency subsidiary, SDN, in April 2024. The gain from this sale of $13.7 million was included in net gain (loss) on other assets in 2024.

Noninterest expense for the full year 2025 totaled $142.0 million, a $36.9 million decrease compared to $178.9 million in the prior year. The decrease in noninterest expense was primarily attributable to higher expenses in 2024 related to the fraud matter in the first quarter of 2024, and the provision for a litigation settlement for a long-standing automobile lending litigation in the fourth quarter of 2024. Salaries and benefits expense of $72.8 million increased $6.7 million from 2024, primarily driven by an increase in health insurance benefit expense, reflecting continued elevated medial claims under our self-insured plan, annual merit increases, incentive compensation, and investments in personnel. Professional services expense of $6.5 million decreased $1.2 million from 2024 primarily due to legal expenses associated with the previously mentioned fraud event that incurred in 2024.

Income tax expense for full year 2025 was $16.5 million, representing an effective tax rate of 18.05%, while income tax benefit for 2024 was -$26.5 million, which was reflective of the net loss for the year, representing an effective tax rate of 38.9%. Effective tax rates are impacted by items of income and expense not subject to federal or state taxation. The Company’s effective tax rates differ from statutory rates primarily because of interest income from tax-exempt securities, earnings on COLI and tax credit investments placed in service.

Total assets were $6.27 billion at December 31, 2025, up $157.1 million from $6.12 billion at December 31, 2024.

Investment securities were $1.01 billion at December 31, 2025, down $19.9 million from December 31, 2024. The decrease from year-end 2024 was primarily due to repayment, sales, and maturities of investment securities, and the use of cash to fund loan originations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Total loans were $4.66 billion at December 31, 2025, up $178.7 million, or 4.0%, from December 31, 2024. The increase in loans in 2025 was primarily driven by organic commercial loan growth. The following discusses significant changes within our loan portfolio for the current year:

•
Commercial business loans were $738.3 million, an increase of $73.0 million, or 11%.
•
Commercial mortgage–construction loans were $488.6 million, a decrease of $94.1 million, or 16%.
•
Commercial mortgage–multifamily loans were $588.7 million, an increase of $117.8 million, or 25%.
•
Commercial mortgage–non-owner occupied loans were $942.2 million, an increase of $84.2 million, or 10%.
•
Commercial mortgage–owner-occupied loans were $322.8 million, an increase of $34.7 million, or 12%.
•
Consumer indirect loans were $807.3 million, a decrease of $38.5 million, or 5%.

Total deposits were $5.21 billion at December 31, 2025, an increase of $101.6 million from December 31, 2024, which was attributable to growth in reciprocal and public deposits, in addition to a higher level of brokered deposits, partially offset by a reduction in non-public deposits. Brokered deposits were utilized to partially offset the anticipated reduction in BaaS-related deposits, which totaled approximately $7 million and $100 million at December 31, 2025, and 2024, respectively.

Short-term borrowings were $109.0 million at December 31, 2025, an increase of $10.0 million from December 31, 2024. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. Long-term borrowings, net, were $193.7 million at December 31, 2025, compared to $124.8 million at December 31, 2024, reflecting the December 2025 subordinated-debt offering.

Shareholders’ equity was $628.9 million at December 31, 2025, compared to $569.0 million at December 31, 2024. Common book value per share was $30.89 at December 31, 2025, an increase of $3.41, or 12.4%, from $27.48 at December 31, 2024. Tangible common book value per share(1) was $27.84 at December 31, 2025, an increase of $3.39, or 14%, from $24.45 at December 31, 2024. The increase in shareholders’ equity as compared to December 31, 2024, was reflective of net income retained, net of dividends, and a decrease in our accumulated other comprehensive loss associated with unrealized losses on AFS securities portfolio, partially offset by the impact of the shares repurchased under the 2025 Share Repurchase Program. Management believes the unrealized losses on the AFS securities portfolio are temporary in nature. The securities portfolio continues to generate cash flow and given the high quality of our agency mortgaged-backed securities portfolio, management expects the bonds to ultimately mature at a terminal value equivalent to par.

(1)
This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the “GAAP to Non-GAAP Reconciliation” section of this Item 7 for further information.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our leverage ratio was 9.69% at December 31, 2025, compared to 9.15% at December 31, 2024. Our total risk-based capital ratio was 14.90% at December 31, 2025, compared to 13.25% at December 31, 2024. The increase in the total risk-based capital ratio was reflective of the additional $80.0 million of capital on the balance sheet at year-end related to the 2025 Notes, which impacted the ratio by approximately 150 basis points. The Bank’s leverage ratio and total risk-based capital ratio were 10.44% and 13.33%, respectively, at December 31, 2025, compared to 9.79% and 12.60%, respectively, at December 31, 2024.

Additional financial highlights are as follows:

	At or For the Year Ended December 31,
	2025	2024	2023
Performance ratios:
Net income (loss), returns on:
Average assets	1.20%	-0.68%	0.83%
Average equity	12.38%	-8.74%	11.86%
Net income (loss) available to common shareholders, returns on:
Average common equity	12.49%	-9.39%	12.01%
Average tangible common equity (1)	13.93%	-10.92%	14.64%
Average tangible assets (1)	1.19%	-0.71%	0.82%
Common dividend payout ratio	33.97%	-43.64%	37.85%
Net interest margin (fully tax-equivalent)	3.53%	2.86%	2.94%
Effective tax rate	18.0%	-38.9%	20.3%
Efficiency ratio (2)	58.13%	82.35%	62.96%

Capital ratios:
Leverage ratio	9.69%	9.15%	8.33%
Common equity Tier 1 capital ratio	11.11%	10.54%	9.42%
Tier 1 capital ratio	11.43%	10.87%	9.78%
Total risk-based capital ratio	14.90%	13.25%	12.13%
Average equity to average assets	9.73%	7.77%	7.03%
Common equity to assets	9.75%	9.02%	7.10%
Tangible common equity to tangible assets (1)	8.87%	8.11%	6.00%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

GAAP to Non-GAAP Reconciliation

(In thousands, except per share data)	At or For the Year Ended December 31,
	2025	2024	2023
Computation of ending tangible common equity:
Common shareholders’ equity	$611,569	$551,699	$437,504
Less: goodwill and other intangible assets, net	60,343	60,758	72,504
Tangible common equity	$551,226	$490,941	$365,000

Computation of ending tangible assets:
Total assets	$6,274,140	$6,117,085	$6,160,881
Less: goodwill and other intangible assets, net	60,343	60,758	72,504
Tangible assets	$6,213,797	$6,056,327	$6,088,377

Tangible common equity to tangible assets (1)	8.87%	8.11%	6.00%

Common shares outstanding	19,797	20,077	15,407
Tangible common book value per share (2)	$27.84	$24.45	$23.69

Computation of average tangible common equity:
Average common equity	$587,650	$459,092	$406,394
Average goodwill and other intangible assets, net	60,558	64,247	72,965
Average tangible common equity	$527,092	$394,845	$333,429

Computation of average tangible assets:
Average assets	$6,214,610	$6,129,430	$6,025,383
Average goodwill and other intangible assets, net	60,558	64,247	72,965
Average tangible assets	$6,154,052	$6,065,183	$5,952,418

Net income (loss) available to common shareholders	$73,409	$(43,105)	$48,805
Return on average tangible common equity (3)	13.93%	-10.92%	14.64%
Return on average tangible assets (4)	1.19%	-0.71%	0.82%

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

December 31, 2025 AND December 31, 2024

Net Interest Income and Net Interest Margin

Net interest income was our primary source of revenue for the year ended December 31, 2025. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The Federal Reserve influences the general market rates of interest, which impacts the deposit and loan rates offered by many financial institutions. Throughout 2022 and 2023, the Federal Reserve increased the intended federal funds rate, which is the cost of immediately available overnight funds in an attempt by the Federal Reserve to curb inflation, resulting in a federal funds rate of 5.25% to 5.50% as of December 31, 2023. The federal funds rate remained at 5.50% until a 50-basis point reduction in September 2024. Amid cooling inflation, the rate decreased 25-basis points in both November and December 2024, resulting in a federal funds rate of 4.25% to 4.50% as of December 31, 2024. This level was maintained until three consecutive 25-basis point rate cuts were made in September, October, and December 2025, in an attempt to allow inflation to resume its downward trend, decreasing the federal funds rate to 3.50% to 3.75% as of December 31, 2025.

Our loan portfolio is significantly affected by changes in the prime interest rate, which generally follows changes in the federal funds rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 6.75% at December 31, 2025, compared to 7.50% and 8.50% at December 31, 2024, and 2023, respectively.

The following table reconciles interest income per the consolidated statements of operations to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	2025	2024	2023
Interest income per consolidated statements of operations	$332,989	$313,231	$286,133
Adjustment to fully taxable equivalent basis (1)	207	294	418
Interest income adjusted to a fully taxable equivalent basis	333,196	313,525	286,551
Interest expense per consolidated statements of operations	133,003	149,642	120,418
Net interest income on a taxable equivalent basis	$200,193	$163,883	$166,133
(1)
The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.

Analysis of Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for 2025 was $200.2 million, an increase of $36.3 million compared to $163.9 million for 2024. Our net interest margin for 2025 was 3.53%, 67-basis points higher than 2.86% from the prior year. This increase was a function of a 76-basis points increase in the interest rate spread, partially offset by a 9-basis points lower contribution from net free funds. The increase in interest rate spread was comprised of a 39-basis points increase in the average yield on average interest-earning assets, and a 37-basis points decrease in the average cost of interest-bearing liabilities.

For the year ended December 31, 2025, the average yield on total average interest-earning assets of 5.87% was 39-basis points higher than 2024. The average yield on investment securities increased 218-basis points during 2025 to 4.38%, reflective of the December 2024 investment securities restructuring, resulting in a $23.7 million increase in interest income. The average yield on federal reserve interest-earning cash decreased 60-basis points to 4.25%, decreasing net interest income by $624 thousand, and the average loan yield decreased 12-basis points during 2025 to 6.24%, decreasing interest income by $6.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-earning assets were $5.68 billion for 2025 compared to $5.72 billion for 2024, a decrease of $47.7 million, or 1%. The $100.3 million decrease in average investment securities and the $68.1 million decrease in average federal reserve interest-earning cash in 2025 was partially offset by an increase in average loans of $120.8 million. Average investment securities represented 18.9% of average interest-earning assets during 2025 compared to 20.5% in 2024, and decreased interest income by $2.5 million. The decrease in average investment securities was primarily due to repayment and maturities of investment securities, and the use of cash to fund loan originations. Loans comprised 80.3% of average interest-earning assets during 2025 compared to 77.5% during 2024. The growth in average loans was primarily due to organic growth in commercial loans, partially offset by a planned reduction in our consumer indirect portfolio. An increase in the volume of average loans resulted in an $8.1 million increase in interest income.

For the year ended December 31, 2025, the average cost of total average interest-bearing liabilities of 2.95% was 37-basis points lower than 2024. The average cost of total average interest-bearing deposits of 2.90% was 39-basis points lower than 2024 primarily due to the continued repricing of deposits at lower rates, which decreased interest expense $18.6 million. The average cost of total borrowings increased 21-basis points to 4.05% in 2025, compared to 3.84% in 2024.

Average interest-bearing liabilities of $4.50 billion in 2025 were generally flat with 2024. On average, interest-bearing deposits grew $27.9 million from $4.26 billion for 2024 to $4.29 billion for 2025, while noninterest-bearing demand deposits (a principal component of net free funds) decreased $11.8 million, or 1%, to $941.7 million for 2025. The increase in average deposits was primarily due to growth in public and brokered deposits, partially offset by a decrease in reciprocal deposits. Brokered deposits were utilized to offset the anticipated reduction in BaaS-related deposits, which totaled $7 million and $100 million at December 31, 2025, and 2024, respectively. Average short-term borrowings decreased $33.4 million from $126.2 million in 2024 to $92.8 million in 2025 as deposit growth enabled us to pay down short-term borrowings. For further discussion of our reciprocal and brokered deposits, refer to the “Funding Activities—Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit volume changes resulted in an increase in interest expense of $2.9 million, as compared to 2024, and total borrowings volume contributed $897 thousand of lower interest expense during 2025.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Years Ended December 31,
	2025			2024			2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$47,560	$2,021	4.25%	$115,635	$5,609	4.85%	$80,415	$3,927	4.88%
Investment securities (1):
Taxable	1,042,232	45,914	4.41	1,124,116	24,314	2.16	1,177,615	22,048	1.87
Tax-exempt (2)	28,523	984	3.45	46,967	1,399	2.98	72,313	1,993	2.76
Total investment securities	1,070,755	46,898	4.38	1,171,083	25,713	2.20	1,249,928	24,041	1.92
Loans:
Commercial business	714,100	49,099	6.88	689,585	51,922	7.53	698,861	50,388	7.21
Commercial mortgage	2,244,938	142,971	6.37	2,082,846	139,765	6.71	1,908,355	124,240	6.51
Residential real estate loans	647,722	27,714	4.28	648,604	26,404	4.07	612,767	22,728	3.71
Residential real estate lines	75,198	5,323	7.08	75,951	5,904	7.77	76,350	5,608	7.34
Consumer indirect	837,215	55,956	6.68	894,720	55,119	6.16	997,538	53,435	5.36
Other consumer	39,075	3,214	8.23	45,790	3,089	6.75	28,741	2,184	7.60
Total loans (3)	4,558,248	284,277	6.24	4,437,496	282,203	6.36	4,322,612	258,583	5.98
Total interest-earning assets	5,676,563	333,196	5.87	5,724,214	313,525	5.48	5,652,955	286,551	5.07
Less: Allowance for credit losses	(48,567)			(46,620)			(49,198)
Other noninterest-earning assets	586,614			451,836			421,626
Total assets	$6,214,610			$6,129,430			$6,025,383
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$719,126	8,386	1.17	$734,731	8,641	1.18	$818,541	7,127	0.87
Savings and money market	1,933,787	50,711	2.62	2,012,139	60,898	3.03	1,781,776	41,424	2.32
Time deposits	1,633,345	65,198	3.99	1,511,507	70,469	4.66	1,477,596	58,810	3.98
Total interest-bearing deposits	4,286,258	124,295	2.90	4,258,377	140,008	3.29	4,077,913	107,361	2.63
Short-term borrowings	92,817	1,901	2.05	126,192	3,366	2.67	186,910	6,890	3.69
Long-term borrowings	122,393	6,807	5.56	124,679	6,268	5.03	121,903	6,167	5.06
Total borrowings	215,210	8,708	4.05	250,871	9,634	3.84	308,813	13,057	4.23
Total interest-bearing liabilities	4,501,468	133,003	2.95	4,509,248	149,642	3.32	4,386,726	120,418	2.75
Noninterest-bearing demand deposits	941,650			953,417			1,030,648
Other noninterest-bearing liabilities	166,557			190,381			184,323
Shareholders’ equity	604,935			476,384			423,686
Total liabilities and shareholders’ equity	$6,214,610			$6,129,430			$6,025,383
Net interest income (tax-equivalent)		$200,193			$163,883			$166,133
Interest rate spread			2.92%			2.16%			2.32%
Net earning assets	$1,175,095			$1,214,966			$1,266,229
Net interest margin (tax-equivalent)			3.53%			2.86%			2.94%
Ratio of average interest-earning assets to average interest-bearing liabilities	126.10%			126.94%			128.87%

(1)
Investment securities are shown at amortized cost.
(2)
The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a Federal income tax rate of 21%.
(3)
Loans include net unearned income, net of deferred loan fees and costs, and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

MANAGEMENT’S DISCUSSION AND ANALYSIS

	2025	2024	2023
Commercial business	$(1)	$155	$(56)
Commercial mortgage	2,850	2,192	2,324
Residential real estate loans	(1,557)	(1,551)	(1,672)
Residential real estate lines	(371)	(393)	(373)
Consumer indirect	(3,503)	(3,534)	(1,792)
Other consumer	(27)	44	19
Total	$(2,609)	$(3,087)	$(1,550)

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

Rate/Volume Analysis

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the years indicated. The change in interest income or interest expense not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands). No out-of-period adjustments were included in the rate/volume analysis.

	Change from 2024 to 2025			Change from 2023 to 2024
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(2,964)	$(624)	$(3,588)	$1,708	$(26)	$1,682
Investment securities:
Taxable	(1,892)	23,492	21,600	(1,037)	3,303	2,266
Tax-exempt	(611)	196	(415)	(745)	151	(594)
Total investment securities	(2,503)	23,688	21,185	(1,782)	3,454	1,672
Loans:
Commercial business	1,800	(4,623)	(2,823)	(676)	2,210	1,534
Commercial mortgage	10,542	(7,336)	3,206	11,621	3,904	15,525
Residential real estate loans	(36)	1,346	1,310	1,378	2,298	3,676
Residential real estate lines	(58)	(523)	(581)	(29)	325	296
Consumer indirect	(3,672)	4,509	837	(5,844)	7,528	1,684
Other consumer	(493)	618	125	1,173	(268)	905
Total loans	8,083	(6,009)	2,074	7,623	15,997	23,620
Total interest income	2,616	17,055	19,671	7,549	19,425	26,974
Interest expense:
Deposits:
Interest-bearing demand	(183)	(72)	(255)	(788)	2,302	1,514
Savings and money market	(2,300)	(7,887)	(10,187)	5,841	13,633	19,474
Time deposits	5,387	(10,658)	(5,271)	1,377	10,282	11,659
Total interest-bearing deposits	2,904	(18,617)	(15,713)	6,430	26,217	32,647
Short-term borrowings	(780)	(685)	(1,465)	(1,904)	(1,620)	(3,524)
Long-term borrowings	(117)	656	539	140	(39)	101
Total borrowings	(897)	(29)	(926)	(1,764)	(1,659)	(3,423)
Total interest expense	2,007	(18,646)	(16,639)	4,666	24,558	29,224
Net interest income	$609	$35,701	$36,310	$2,883	$(5,133)	$(2,250)

MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for Credit Losses

The table below presents the composition of the provision for credit losses for the years ended December 31 (in thousands):

	2025	2024	2023
Provision for credit losses–loans	$10,236	$5,645	$14,213
Credit loss provision (benefit) for unfunded commitments	1,390	507	(531)
Credit loss benefit for debt securities	-	(2)	(1)
Provision for credit losses	$11,626	$6,150	$13,681

The provision for credit losses–loans normalized in 2025 compared to 2024, driven primarily by net charge-offs incurred and the level of allowance for credit losses required by our CECL model results. The 2024 provision reflected positive trends in qualitative factors which drove a lower allowance and provision in 2024.

See the “Allowance for Credit Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

Noninterest Income (Loss)

The following table summarizes our noninterest income (loss) for the years ended December 31 (in thousands):

	2025	2024	2023
Service charges on deposits	$4,360	$4,233	$4,625
Insurance income	11	2,144	6,708
Card interchange income	7,794	7,855	8,220
Investment advisory	11,719	10,713	10,955
Company owned life insurance	11,379	5,487	12,106
Investments in limited partnerships	1,402	2,382	1,783
Loan servicing	692	716	479
Income from derivative instruments, net	2,546	726	1,350
Net gain on sale of loans held for sale	737	618	566
Net gain (loss) on investment securities	931	(100,055)	(3,576)
Net (loss) gain on other assets	(506)	13,614	(6)
Net loss on tax credit investments	(1,985)	(775)	(252)
Other	5,875	5,661	5,286
Total noninterest income (loss)	$44,955	$(46,681)	$48,244

A net gain on investment securities of $931 thousand was recognized in 2025. The net loss in 2024 was due to the sale of $653.5 million of AFS securities as part of the strategic investment securities restructuring resulting from the common stock offering.

The sale of the assets of our insurance subsidiary in April 2024 resulted in a gain on other assets of $13.7 million. The $2.1 million decline in insurance income in 2025 was also attributed to this transaction.

Company owned life insurance (“COLI”) income increased $5.9 million to $11.4 million in 2025, compared to $5.5 million in 2024. The increase was reflective of the surrender and redeployment of a portion of our life insurance into a higher-yielding credit fund in January 2025.

The increase in income from derivative instruments, net, in 2025, reflects the number and value of interest rate swap transactions executed during each year, combined with the impact of changes in the fair value of borrower-facing trades.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	2025	2024	2023
Salaries and employee benefits	$72,813	$66,126	$71,889
Occupancy and equipment	15,490	14,361	14,798
Professional services	6,516	7,702	5,259
Computer and data processing	23,089	22,689	20,110
Supplies and postage	2,098	1,935	1,873
FDIC assessments	5,070	5,284	4,902
Advertising and promotions	1,810	1,573	1,926
Amortization of intangibles	415	552	910
Provision for litigation settlement	-	23,022	-
Deposit-related charged-off items	160	20,341	1,201
Other	14,500	15,321	14,357
Total noninterest expense	$141,961	$178,906	$137,225

Salaries and employee benefits expense increased $6.7 million, or 10%, to $72.8 million in 2025, compared to $66.1 million in 2024. The increase reflected a combination of factors, including annual merit increases, incentive compensation and investments in personnel.

Professional services expense decreased $1.2 million, or 15%, to $6.5 million in 2025, compared to $7.7 million in 2024. Professional services expense for 2024 included $1.4 million of legal and other professional expense associated with the deposit-related fraud event.

Provision for litigation settlement of $23.0 million in 2024 represented the pre-tax litigation accrual, which reflected the final resolution of the long-standing automobile lending litigation.

Deposit related charged-off items in 2024 included an $18.2 million loss associated with charge-offs related to the deposit-related fraud event we experienced in early March 2024.

The efficiency ratio for the year ended December 31, 2025 was 58.13% compared with 82.35% for 2024. The lower efficiency ratio was reflective of the increase in net interest income, as a result of the AFS restructuring in 2024, and our focus on effectively managing expenses in 2025 as described above. Our 2024 efficiency ratio reflected the increased expenses associated with the fraud event, as well as the automobile litigation settlement. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

Income tax expense was $16.5 million for 2025, compared to an income tax benefit of $26.5 million for 2024, which was reflective of the net loss reported for the year. In 2025 and 2024, we recognized tax credit investments resulting in a $4.5 million and $4.6 million, respectively, reduction in income tax expense, in each year, and a $2.0 million and $775 thousand net loss recorded in noninterest income, respectively.

Our effective tax rate was 18.1% for 2025, compared to (38.9%) for 2024. Effective tax rates are typically impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rate for 2025 and 2024 reflects the New York State tax benefit generated by our real estate investment trust.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

A discussion regarding our financial condition and results of operations at and for the year ended December 31, 2024 and year-to-year comparisons between 2024 and 2023, which are not included in this Form 10-K, can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and are incorporated by reference herein.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

At December 31, 2025, we had total assets of $6.27 billion, an increase of 3% from $6.12 billion as of December 31, 2024, primarily due to an increase in loans. Net loans were $4.61 billion as of December 31, 2025, up $179.3 million, or 4%, compared to $4.43 billion as of December 31, 2024. The increase in net loans was primarily due to organic growth in our commercial business and commercial mortgage loan portfolios, partially offset by a decrease in consumer indirect loans. Non-performing assets totaled $35.8 million as of December 31, 2025, down $5.6 million compared to December 31, 2024. The decrease in non-performing assets reflected a foreclosed participated loan and partial charge-off of a credit facility in 2025, both of which related to a commercial business relationship placed on nonaccrual status in 2023. Total deposits amounted to $5.21 billion as of December 31, 2025, up $101.6 million, or 2%, compared to December 31, 2024. As of December 31, 2025, borrowings totaled $302.7 million, compared to $223.8 million as of December 31, 2024, and included $80.0 million related to our December 2025 sub-debt offering, in addition to the $65.0 million balance of our 2025 and 2020 Notes, which were subsequently redeemed on January 15, 2026. Common book value per common share was $30.89 and $27.48 as of December 31, 2025 and 2024, respectively. As of December 31, 2025, our total shareholders’ equity was $628.9 million compared to $569.0 million as of December 31, 2024. The increase in shareholders’ equity as compared to December 31, 2024, was reflective of net income retained, net of dividends, and a reduction in accumulated other comprehensive loss associated with unrealized losses on the AFS securities portfolio, partially offset by the increase in treasury stock due to the impact of the common shares repurchased under our 2025 Share Repurchase Program.

INVESTING ACTIVITIES

The following table summarizes the composition of our available for sale and held to maturity securities portfolios (in thousands).

	Investment Securities Portfolio Composition At December 31,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mortgage-backed securities:
Agency mortgage-backed securities	$913,534	$877,631	$964,057	$902,019
Non-Agency mortgage-backed securities	-	-	-	365
Other debt securities	44,608	44,841	8,663	8,721
Total available for sale securities	958,142	922,472	972,720	911,105
Securities held to maturity:
U.S. Government agency and government-sponsored enterprise securities	6,813	6,689	16,663	16,151
State and political subdivisions	32,829	28,280	45,333	40,167
Mortgage-backed securities	45,068	41,287	54,007	48,238
Total held to maturity securities	84,710	76,256	116,003	104,556
Allowance for credit losses–securities	(2)		(2)
Total held to maturity securities, net	84,708		116,001
Total investment securities	$1,042,850	$998,728	$1,088,721	$1,015,661

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

Our AFS investment securities portfolio increased $11.4 million from $911.1 million at December 31, 2024 to $922.5 million at December 31, 2025. The net unrealized loss on our AFS portfolio at December 31, 2025 was $35.7 million, and was comprised of an unrealized loss of $46.3 million, partially offset by an unrealized gain of $10.6 million. The net unrealized loss at December 31, 2024 was $61.6 million. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the years ended December 31, 2025 and 2024 no allowance for credit losses has been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2025, we concluded that unrealized losses on our AFS securities were not impaired due to reasons of credit quality and no allowance for credit losses has been recognized on AFS securities. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The following discussion provides further details of our assessment of the AFS securities portfolio by investment category.

Agency Mortgage-backed Securities

All of the mortgage-backed securities held by us as of December 31, 2025, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

As of December 31, 2025, there were 46 securities in the AFS Agency MBS portfolio with an aggregate fair value of $355.8 million that were in an unrealized loss position with unrealized losses totaling $46.0 million. Of these, 36 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $219.0 million and unrealized losses of $43.7 million. The unrealized loss of these securities was driven by the timing of the purchases of fixed-rate securities during the extended low-interest rate environment experienced in prior years, which has been compounded with subsequent increases in benchmark interest rates. However, these fixed-rate securities were purchased with the expectation that they will continue to prepay principal, and the proceeds will be invested at current market rates.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2025 on such Agency MBS to be credit related. As of December 31, 2025, we did not intend to sell any Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

Other Debt Securities

In September 2025, we purchased subordinated debt of bank holding companies with a maturity of 10 years, with a call in 5 years. As of December 31, 2025, there were eight corporate bonds with an aggregate fair value of $19.1 million, in an unrealized loss position for less than 12 months of $237 thousand.

FHLB and FRB Stock

As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At December 31, 2025, our ownership of FHLB and FRB stock totaled $12.4 million and $9.2 million, respectively, and is included in other assets on our statement of financial position, and recorded at cost, which approximates fair value.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

Total loans were $4.66 billion at December 31, 2025, an increase of $178.7 million, or 4%, from December 31, 2024. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition
	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Commercial business	$738,307	15.8%	$665,321	14.9%
Commercial mortgage–construction	488,558	10.5	582,619	13.0
Commercial mortgage–multifamily	588,732	12.7	470,954	10.5
Commercial mortgage–non-owner occupied	942,219	20.2	857,987	19.2
Commercial mortgage–owner occupied	322,776	6.9	288,036	6.4
Total commercial mortgage	2,342,285	50.3	2,199,596	49.1
Total commercial	3,080,592	66.1	2,864,917	64.0
Residential real estate loans	657,001	14.1	650,206	14.5
Residential real estate lines	75,121	1.6	75,552	1.7
Consumer indirect	807,310	17.4	845,772	18.9
Other consumer	37,842	0.8	42,757	0.1
Total consumer	1,577,274	33.9	1,614,287	36.0
Total loans	4,657,866	100.0%	4,479,204	100.0%
Less: Allowance for credit losses	47,386		48,041
Total loans, net	$4,610,480		$4,431,163

Total commercial loans of $3.08 billion, represented 66% of total loans at December 31, 2025, compared to $2.86 billion, or 64% of total loans as of December 31, 2024. Commercial business loans of $738.3 million, or 16% of total loans, were up $73.0 million, or 11%, from December 31, 2024, and total commercial mortgage loans of $2.34 billion, or 50% of total loans, were up $142.7 million, or 6%, from December 31, 2024. The increase in commercial mortgage loans was attributable to increases in construction, multifamily, owner and non-owner occupied loans. As of December 31, 2025, commercial real estate (“CRE”) loans made up approximately 68% of total commercial loans, and 44% of total loans, commercial and industrial loans approximated 27% of total commercial loans, and 18% of total loans, and business banking unit loans were approximately 5% of total commercial loans and 3% of total loans. Our CRE committed credit exposure at December 31, 2025 related to approximately 46% multi-family, 19% office, 9% retail, 8% hospitality, 6% industrial property, and 8% land. Approximately 74% of our office exposure at December 31, 2025, or 14% of our total CRE exposure, related to Class B or medical office space. More than 75% of our office and 90% of our multifamily CRE loans have full or limited personal or corporate recourse.

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

We participate in various lending programs in which guarantees are supplied by U.S. government agencies, such as the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2025, the principal balance of such loans (included in commercial loans) was $40.9 million, and the guaranteed portion amounted to $30.9 million.

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

Consumer loans totaled $1.58 billion at December 31, 2025, down $37.0 million compared to year end 2024, and represented 34% of the 2025 year-end loan portfolio versus 36% at December 31, 2024. Loans in this classification include residential real estate loans, residential real estate lines, indirect consumer and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, including inflation, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential real estate portfolios include conventional first lien mortgages and home equity loans and lines of credit. For conventional first lien mortgages, we generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g., personal mortgage insurance). A portion of our fixed-rate conventional mortgage loans are sold in the secondary market with servicing rights retained. Our conventional mortgage products continue to be underwritten using FHLMC secondary marketing guidelines. Our underwriting guidelines for home equity products include a combination of borrower FICO (credit score), the LTV of the property securing the loan and evidence of the borrower having sufficient income to repay the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production was 746 and 742 during the years ended December 31, 2025 and 2024, respectively.

Residential real estate loans totaled $657.0 million at the end of 2025, up $6.8 million, from the end of the prior year and comprised 14% and 15% of total loans outstanding at December 31, 2025 and December 31, 2024, respectively. The residential real estate line portfolio amounted to $75.1 million at December 31, 2025, down $431 thousand, compared to year end 2024 and represented 2% of total loans at both December 31, 2025 and December 31, 2024. The residential real estate loans and lines portfolios had a weighted average LTV at origination of approximately 70% at December 31, 2025 and 2024. Approximately 92% of the loans and lines were first lien positions at December 31, 2025 and 2024.

Consumer indirect loans amounted to $807.3 million at December 31, 2025 down $38.5 million, or 5%, compared to year end 2024 and represented 17% of the 2025 year-end loan portfolio versus 19% at year-end 2024. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily by individuals, but also by corporations and other organizations. The loans are originated through our network of approximately 370 new automobile dealers in our core Upstate New York market, and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2025, we originated $319.4 million in indirect loans with a mix of approximately 30% new vehicles and 70% used vehicles. This compares with originations of $239.5 million in indirect loans with a mix of approximately 26% new vehicles and 74% used vehicles for 2024. The average FICO score for indirect loan production was approximately 729 and 724 during the years ended December 31, 2025 and 2024, respectively.

Other consumer loans totaled $37.8 million at December 31, 2025, down $4.9 million, compared to year end 2024, and represented approximately 1% of the 2025 and 2024 year-end loan portfolio. Other consumer loans consist of personal loans (collateralized and uncollateralized) and deposit account collateralized loans.

Our loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our operating footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2025, no significant concentrations, as defined above, existed in our portfolio. Our largest loan portfolios are CRE and indirect automobile lending. Our CRE loan portfolio is geographically diversified through multiple property types, as well as cities and markets in New York State, and the Mid-Atlantic region (Maryland, Virginia, Washington, DC) with various sources of borrower repayment. The indirect automobile loan portfolio consists of geographically diverse small loans with an average loan size of approximately $30,000. Approximately, 78% of the portfolio is to Tier 1 and Tier 2 borrowers with a FICO score greater than 670. Credit concentration limits are defined and established in our policies, and compliance with limits is monitored and reported to management and board-level committees, with defined actions to be taken in instances of a limit breach.

Loans Held for Sale and Loan Servicing Portfolio

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $3.4 million and $2.3 million as of December 31, 2025 and 2024, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $293.3 million and $280.8 million as of December 31, 2025 and 2024, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses–loans (in thousands) for the years indicated.

	Credit Loss–Loans Analysis
	Year Ended December 31,
	2025	2024	2023
Allowance for credit losses–loans, beginning of period	$48,041	$51,082	$45,413
Net charge-offs (recoveries):
Commercial business	2,129	98	(109)
Commercial mortgage–construction	(367)	-	980
Commercial mortgage–multifamily	-	12	-
Commercial mortgage–non-owner occupied	594	(8)	(875)
Commercial mortgage–owner occupied	(3)	(4)	(70)
Residential real estate loans	104	95	89
Residential real estate lines	27	-	41
Consumer indirect	7,256	7,927	7,595
Other consumer	1,151	566	893
Total net charge-offs	10,891	8,686	8,544
Provision for credit losses–loans	10,236	5,645	14,213
Allowance for credit losses–loans, end of year	$47,386	$48,041	$51,082

Net loan charge-offs (recoveries) to average loans:
Commercial business	0.30%	0.01%	-0.02%
Commercial mortgage–construction	-0.07%	0.00%	0.27%
Commercial mortgage–multifamily	0.00%	0.00%	0.00%
Commercial mortgage–non-owner occupied	0.07%	0.00%	-0.10%
Commercial mortgage–owner occupied	0.00%	0.00%	0.30%
Residential real estate loans	0.02%	0.01%	0.01%
Residential real estate lines	0.04%	0.00%	0.05%
Consumer indirect	0.87%	0.89%	0.76%
Other consumer	2.95%	1.23%	3.11%
Total loans	0.24%	0.20%	0.20%

Allowance for credit losses–loans to total loans	1.02%	1.07%	1.14%
Allowance for credit losses–loans to nonaccrual loans	135%	116%	192%
Allowance for credit losses–loans to non-performing loans	133%	116%	192%

Net charge-offs of $10.9 million in 2025 represented 0.24% of average loans compared to $8.7 million, or 0.20%, in 2024. The allowance for credit losses–loans decreased to $47.4 million at December 31, 2025, compared with $48.0 million at December 31, 2024, reflective of higher net charge-offs in 2025. The provision for credit losses–loans normalized in 2025 compared to 2024, as the 2024 provision reflected positive trends in qualitative factors which drove a lower provision for 2024. Non-performing loans decreased $5.7 million to $35.8 million at December 31, 2025 from prior year end, reflective of a foreclosed participated loan and partial charge-off of a credit facility in 2025, both of which related to a commercial business relationship placed on nonaccrual status in 2023. The ratio of the allowance for credit losses–loans to total loans was 1.02% and 1.07% at December 31, 2025 and 2024, respectively, reflective of the lower allowance for credit losses–loans. The ratio of allowance for credit losses–loans to non-performing loans was 133% at December 31, 2025, compared with 116% at December 31, 2024, with the increase reflective of the lower level of nonperforming loans at December 31, 2025.

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

	Allowance for Credit Losses–Loans by Loan Category
	At December 31,
	2025		2024
	Credit Loss Allowance	Percentage of Loans By Category to Total Loans	Credit Loss Allowance	Percentage of Loans By Category to Total Loans
Commercial business	$9,568	15.8%	$8,665	14.9%
Commercial mortgage–construction	4,425	10.5	6,824	13.0
Commercial mortgage–multifamily	3,316	12.7	3,458	10.5
Commercial mortgage–non-owner occupied	10,494	20.2	7,330	19.2
Commercial mortgage–owner occupied	3,380	6.9	4,183	6.4
Residential real estate loans	3,511	14.1	3,596	14.5
Residential real estate lines	778	1.6	793	1.7
Consumer indirect	11,554	17.4	12,705	18.9
Other consumer	360	0.8	487	0.1
Total	$47,386	100.0%	$48,041	100.0%

Loans not analyzed for a specific reserve are segmented into “pools” of loans based upon similar risk characteristics. This is referred to as the “pooled loan” component of the allowance for credit losses estimate. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s credit risk review function. The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, and other loans deemed appropriate by management. The process we use to determine the overall allowance for credit losses is based on this analysis. Based on this analysis, we believe the allowance for credit losses is adequate as of December 31, 2025.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-performing Assets and Potential Problem Loans

The following table summarizes our non-performing assets (in thousands) as of the dates indicated:

	Non-Performing Assets
	At December 31,
	2025	2024
Nonaccrual loans:
Commercial business	$4,039	$5,609
Commercial mortgage–construction	20,321	20,280
Commercial mortgage–multifamily	540	-
Commercial mortgage–non-owner occupied	-	4,773
Commercial mortgage–owner occupied	1,095	354
Residential real estate loans	6,443	6,918
Residential real estate lines	374	253
Consumer indirect	2,155	3,157
Other consumer	118	19
Total nonaccrual loans	35,085	41,363
Accruing loans 90 days or more delinquent	670	43
Total non-performing loans	35,755	41,406
Foreclosed assets	94	60
Total non-performing assets	$35,849	$41,466

Nonaccrual loans to total loans	0.75%	0.92%
Non-performing loans to total loans	0.77%	0.92%
Non-performing assets to total assets	0.57%	0.68%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at December 31, 2025 were $35.8 million, a decrease of $5.6 million from $41.5 million at December 31, 2024. The primary component of non-performing assets is non-performing loans, which were $35.8 million or 0.77% of total loans at December 31, 2025, compared with $41.4 million or 0.92% of total loans at December 31, 2024. The decrease in nonperforming loans reflected the foreclosure of a participated loan and partial charge-off of a credit facility reported in 2025, both of which related to a commercial business relationship placed on nonaccrual status in 2023.

Approximately $1.3 million, or 4%, of the $35.1 million of nonaccrual loans, a component of non-performing loans, as of December 31, 2025 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $94 thousand and $60 thousand of properties representing foreclosed asset holdings at December 31, 2025 and 2024, respectively.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $27.6 million and $33.7 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2025 and 2024, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits (in thousands) as of the dates indicated.

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$962,724	18.5%	$950,351	18.6%
Interest-bearing demand	672,323	12.9	705,195	13.8
Savings and money market	1,884,801	36.2	1,904,013	37.3
Time deposits	1,686,500	32.4	1,545,172	30.3
Total deposits	$5,206,348	100.0%	$5,104,731	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2025, total deposits were $5.21 billion, representing an increase of $101.6 million, or 2%, which was primarily the result of an increase in brokered, reciprocal, and public deposits, partially offset by a decrease in non-public deposits. Time deposits were approximately 32% and 30% of total deposits at December 31, 2025 and 2024, respectively.

Non-public deposits, the largest component of our funding sources, totaled $3.16 billion and $3.21 billion at December 31, 2025 and 2024, respectively, and represented 61% and 63% of total deposits as of the end of each year, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $1.09 billion and $1.07 billion at December 31, 2025 and December 31, 2024, respectively, and represented 21% of total deposits as of the end of each year.

We participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $829.2 million at December 31, 2025, compared to $746.7 million at December 31, 2024, and represented 16% and 15% of total deposits as of the end of each year, respectively.

Brokered deposits totaled $125.2 million and $80.9 million, at December 31, 2025 and 2024, respectively, or 2% of total deposits at the end of each year. As of December 31, 2025 and December 31, 2024, respectively, $75.2 million and $28.1 million of interest-bearing demand deposits and $50.0 million and $52.8 million of time deposits were brokered deposit accounts.

As of December 31, 2025 and 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $2.26 billion, or 43% of total deposits, and $1.93 billion, or 38% of total deposits, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $394.2 million and $328.4 million at December 31, 2025 and 2024, respectively. The maturities of our uninsured time deposits at December 31, 2025 were as follows: $110.7 million in three months or less; $92.4 million between three months and six months; $89.4 million between six months and one year; and $101.7 million over one year. Approximately $1.03 billion and $1.00 billion of reciprocal and public deposits, characterized as preferred deposits for FDIC call report purposes, were collateralized by government-backed securities as of December 31, 2025 and 2024, respectively. As of December 31, 2025, estimated uninsured nonpublic deposits were approximately 24% of total deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2025	2024
Short-term borrowings:
FHLB	$109,000	$99,000
Long-term borrowings:
FHLB	50,000	50,000
Subordinated notes, net	143,653	74,842
Total long-term borrowings	193,653	124,842
Total borrowings	$302,653	$223,842

Short-term Borrowings

Short-term borrowings at December 31, 2025 and 2024 were $109.0 million and $99.0 million, respectively, which was comprised of short-term FHLB borrowings. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short-term funding needs as they arise. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. As of December 31, 2025, loans pledged also served as collateral for letters of credit issued through the FHLB for the benefit of uninsured public funds deposits totaling $270.3 million. At December 31, 2025 and 2024, our short-term borrowings had a weighted average rate of 3.96% and 4.68%, respectively.

As of December 31, 2025, $50.0 million of the short-term borrowings balance was designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%, $30.0 million was designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%, and $25.0 million was designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $240.1 million of immediate credit capacity with the FHLB and $942.2 million in secured borrowing capacity at the FRB discount window, none of which was outstanding at December 31, 2025. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had $155.0 million of credit available under unsecured federal funds purchased lines with various banks, with no amounts outstanding at December 31, 2025. Additionally, we had approximately $134.4 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. No amounts have been drawn on the line of credit at December 31, 2025 and 2024.

Long-term Borrowings

As of December 31, 2025 and 2024 and we had a long-term advance payable to FHLB of $50.0 million. The advance matures on January 20, 2026 and bears interest at a fixed rate of 4.05%. FHLB advances are collateralized by securities from our investment portfolio and certain qualifying loans.

On December 11, 2025, we completed a private placement of $80.0 million in aggregate principal of fixed-to-floating rate subordinated notes to qualified institutional buyers and institutional accredited investors that will be subsequently exchanged for subordinated notes with substantially the same terms (the “2025 Notes”) registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to registration rights agreements with the purchasers of the 2025 Notes. The 2025 Notes have a maturity date of December 15, 2035, and bear interest, payable semi-annually, at the rate of 6.50% per annum until December 15, 2030. Commencing on that date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financial Rate (“SOFR”) plus 312 basis points, payable quarterly until maturity. We are entitled to repay the 2025 Notes, in whole or in part, at any time on or after December 15, 2030, and to prepay the 2025 Notes in whole or in part at any time upon certain other specified events. The 2025 Notes qualify as Tier 2 capital for regulatory purposes. We used the net proceeds to redeem the $65.0 million of outstanding debt issuances from 2015 and 2020, at the first call date of 2026, as well as for general corporate purposes including repurchasing shares of the Company’s common stock under our 2025 Share Repurchase Program.

MANAGEMENT’S DISCUSSION AND ANALYSIS

On October 7, 2020, we completed a private placement of $35.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2030 to qualified institutional buyers and accredited institutional investors that were subsequently exchanged for subordinated notes with substantially the same terms (the “2020 Notes”) registered under the Securities Act of 1933, as amended. The 2020 Notes have a maturity date of October 15, 2030 and bore interest, payable semi-annually, at the rate of 4.375% per annum, until October 15, 2025, at which date the interest rate began repricing quarterly to an interest rate per annum equal to the then current three-month SOFR plus 4.265%, payable quarterly until maturity. The 2020 Notes became redeemable by us, in whole or in part, on any interest payment date on or after October 15, 2025. As expected, on January 15, 2026, we utilized a portion of the net proceeds of the 2025 issuance to redeem the $35.0 million outstanding principal balance. The 2020 Notes qualified as Tier 2 capital for regulatory purposes.

On April 15, 2015, we issued $40.0 million of subordinated notes (the “2015 Notes”) in a registered public offering. The 2015 Notes bore interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month CME Term SOFR plus 4.20561%. The 2015 Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. As expected, on January 15, 2026, we utilized a portion of the net proceeds of the 2025 issuance to redeem the $30.0 million outstanding principal balance. The 2015 Notes qualified as Tier 2 capital for regulatory purposes.

Shareholders’ Equity

Total shareholders’ equity was $628.9 million at December 31, 2025, an increase of $59.9 million from $569.0 million at December 31, 2024. The increase in shareholders’ equity was reflective of current year net income of $74.9 million, partially offset by common and preferred stock dividends of $26.4 million. A decrease in accumulated other comprehensive loss increased shareholders’ equity $19.6 million during the year primarily due to lower net unrealized losses on securities available for sale, while the increase in treasury stock primarily due to the repurchase of shares of common stock under the 2025 Share Repurchase Program decreased shareholders’ equity by $9.2 million. For detailed information on shareholders’ equity, see Note 14, Shareholders’ Equity, of the notes to the consolidated financial statements. FII and the Bank are subject to various regulatory capital requirements. At December 31, 2025, both FII and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital requirements, see Note 13, Regulatory Matters, of the notes to the consolidated financial statements.

LIQUIDITY AND CAPITAL MANAGEMENT

The objective of maintaining adequate liquidity is to assure that we meet our financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of matured borrowings, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. We achieve liquidity by maintaining a strong base of both core customer funds and maturing short-term assets; we also rely on our ability to sell or pledge securities and lines-of-credit and our overall ability to access the financial and capital markets.

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

In September 2025, the Board approved a share repurchase program for up to 1,006,379 shares of the Company’s common stock, or approximately 5% of our then outstanding common shares. The new share repurchase program replaced and terminated the prior share repurchase program authorized by the Board in June 2022. The repurchase program does not obligate us to purchase any shares and it may be extended, modified, or discontinued at any time. As of December 31, 2025, 336,869 shares have been repurchased under this program.

Cash and cash equivalents were $108.8 million as of December 31, 2025, an increase of approximately $21.4 million from $87.3 million as of December 31, 2024. During 2025, net cash provided by operating activities totaled $18.8 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $140.0 million, which included outflows of $189.6 million for net loan originations, $5.5 million for purchases of premises and equipment, partially offset by $53.3 million of net cash used for the purchase of investment securities. Net cash provided by financing activities of $142.7 million was primarily attributed to a $101.6 million net increase in deposits, and $78.6 million of net proceeds from the issuance of the 2025 Notes, partially offset by $26.2 million in dividend payments, and $11.4 million in stock repurchases under the 2025 Repurchase Plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Planned Uses of Capital Resources

The Company has various long-term contractual obligations as of December 31, 2025, which include:

•
Time deposits for $1.69 billion;
•
Supplemental executive retirement plans for $101 thousand;
•
Subordinated notes for $145.0 million
•
FHLB long-term advances for $50.0 million; and
•
Operating leases for $50.6 million.

For additional information on the Company’s long-term contractual obligations above, see Note 9, Deposits, Note 19, Employee Benefit Plans, Note 10, Borrowings, and Note 7, Leases, in the accompanying consolidated financial statements.

We have financial instruments with off-balance sheet risk established in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit for $1.40 billion and standby letters of credit for $20.5 million as of December 31, 2025. We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

We have committed to investments in limited partnerships, primarily related to small business investment companies, tax credit investments and FinTech and ESG-related investment funds. As of December 31, 2025, the off-balance sheet commitments related to these investments totaled $9.9 million. We have also recorded a $2.1 million liability primarily related to committed contributions for tax credit investments in property placed in service on or before December 31, 2025.

With the exception of obligations in connection with our irrevocable loan commitments, limited partnership investments and tax credit investments as of December 31, 2025, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 12, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

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

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), cost-weighted average yields (“Yield”), which is defined as the book yield weighted against the ending book value, and contractual maturities of our debt securities portfolio as of December 31, 2025 (dollars in thousands). Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields.

	Due in less than one year		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
Mortgage-backed securities	$-	-%	$8	6.89%	$27	6.24%	$913,499	4.60%	$913,534	4.60%
Other debt securities	-	-	3,978	6.59	40,630	6.68	-	-	44,608	6.67
	-	-	3,986	6.57	40,657	6.68	913,499	4.60	958,142	4.70
Held to maturity debt securities:
U.S. Government agencies and government-sponsored enterprises	-	-%	6,813	3.43%	-	-%	-	-%	6,813	3.43%
State and political subdivisions	6,116	3.51	5,280	1.78	5,139	1.93	16,294	2.62	32,829	2.55
Mortgage-backed securities	-	-	2,610	3	12,698	2.21	29,760	2.81	45,068	2.64
	6,116	3.51	14,703	2.74	17,837	2.14	46,054	2.74	84,710	2.67
Total investment securities	$6,116	3.51%	$18,689	3.55%	$58,494	5.29%	$959,553	4.51%	$1,042,852	4.53%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at December 31, 2025. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$348,895	$308,983	$64,867	$15,562	$738,307
Commercial mortgage–construction	264,868	222,509	101	1,080	488,558
Commercial mortgage–multifamily	126,649	191,591	257,646	12,846	588,732
Commercial mortgage–non-owner occupied	92,833	414,230	415,400	19,756	942,219
Commercial mortgage–owner occupied	3,189	104,039	200,202	15,346	322,776
Residential real estate loans	12,392	12,750	145,108	486,751	657,001
Residential real estate lines	13	191	7,659	67,258	75,121
Consumer indirect (1)	6,497	452,671	345,509	2,633	807,310
Other consumer	2,648	8,595	11,028	15,571	37,842
Total loans	$857,984	$1,715,559	$1,447,520	$636,803	$4,657,866

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$107,369	$39,751	$13,768	$160,888
Commercial mortgage–construction		17,055	101	915	18,071
Commercial mortgage–multifamily		81,136	76,467	485	158,088
Commercial mortgage–non-owner occupied		175,295	218,173	5,563	399,031
Commercial mortgage–owner occupied		62,951	69,508	-	132,459
Residential real estate loans		12,426	142,069	301,440	455,935
Residential real estate lines		-	-	-	-
Consumer indirect (1)		452,671	345,509	2,633	800,813
Other consumer		8,595	11,028	15,458	35,081
With a floating or adjustable rate
Commercial business		201,614	25,116	1,794	228,524
Commercial mortgage–construction		205,454	-	165	205,619
Commercial mortgage–multifamily		110,455	181,179	12,361	303,995
Commercial mortgage–non-owner occupied		238,935	197,227	14,193	450,355
Commercial mortgage–owner occupied		41,088	130,694	15,346	187,128
Residential real estate loans		324	3,039	185,311	188,674
Residential real estate lines		191	7,659	67,258	75,108
Consumer indirect (1)		-	-	-	-
Other consumer		-	-	113	113
Total loans maturing after one year		$1,715,559	$1,447,520	$636,803	$3,799,882

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Resources

The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks were fully phased-in on January 1, 2019. As of December 31, 2025, the Company’s capital levels remained characterized as “well-capitalized” under the BCBS rules. See Note 13, Regulatory Matters of the notes to consolidated financial statements and the “Basel III Capital Rules” section below for further discussion. The following table reflects the Company’s ratios and their components as of December 31 (in thousands):

		2025	2024
Common shareholders’ equity		$611,569	$553,833
Less:	Goodwill and other intangible assets	57,002	58,127
	Net unrealized loss on investment securities (1)	(26,531)	(45,829)
	Hedging derivative instruments	1,329	3,085
	Net periodic pension and postretirement benefits plan adjustments	(7,754)	(9,754)
	Other	(74)	(106)
Common Equity Tier 1 (“CET1”) capital		587,597	548,310
Plus:	Preferred stock	17,285	17,285
Tier 1 Capital		604,882	565,595
Plus:	Qualifying allowance for credit losses	52,886	49,266
	Subordinated Notes	130,653	74,842
Total regulatory capital		$788,421	$689,703
Adjusted average total assets (for leverage capital purposes)		$6,240,934	$6,180,275
Total risk-weighted assets		$5,290,738	$5,203,418

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)		9.69%	9.15%
CET1 Capital (CET1 capital to total risk-weighted assets)		11.11	10.54
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)		11.43	10.87
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)		14.90	13.25

(1)
Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

We have elected to apply the 2020 Current Expected Credit Losses methodology (“CECL”) transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the US banking agencies’ March 2020 interim final rule. Under the 2020 CECL transition provision, the regulatory capital impact of the Day 1 adjustment to the allowance for credit losses (after-tax) upon the January 1, 2020, CECL adoption date has been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, we were allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020, and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020, and December 31, 2021, was also phased in to regulatory capital at 25% per year commencing January 1, 2022.

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

As of December 31, 2025, the Company’s capital levels remained characterized as “well-capitalized” under the Basel III rules, including the additional capital conservation buffer.

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

ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

For a discussion of recent accounting pronouncements see the section titled “Accounting Standards Recently Adopted or Issued” in Note 1, Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K,

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Portfolio Composition

Our balance sheet assets are a mix of fixed and variable rate assets with consumer indirect loans, commercial loans, and MBSs comprising a significant portion of our assets. As of December 31, 2025, our consumer indirect loan portfolio comprised 13% of total assets and was primarily fixed rate loans. Our commercial loan portfolio totaled 49% of total assets and was a combination of fixed and variable rate loans, lines and mortgages. The MBS portfolio, including collateralized mortgages obligations, totaled 15% of total assets with durations averaging three to five years.

Our liabilities are comprised primarily of deposits, which accounted for 92% of total liabilities as of December 31, 2025. Of these deposits, the majority, or 54%, was in nonpublic variable interest rate and noninterest bearing products including demand (both noninterest- and interest- bearing), savings and money market accounts. In addition, fixed interest rate nonpublic certificate of deposit products comprised 15% of total deposits. The Bank also had a significant amount of public deposits, which represented 21% of total deposits as of December 31, 2025.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending December 31, 2026, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-300 bp	-200 bp	-100 bp	+100 bp
Estimated change in net interest income	$(11,701)	$(7,951)	$(3,714)	$1,769
% Change	-5.71%	-3.88%	-1.81%	0.86%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at December 31, 2025 and 2024. The analysis additionally presents a measurement of the interest rate sensitivity at December 31, 2025 and 2024. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable (dollars in thousands):

	December 31, 2025			December 31, 2024
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$828,292			$903,789
- 300 Basis Points	885,771	$57,479	6.94%	906,208	$2,419	0.27%
- 200 Basis Points	866,824	38,532	4.65	908,905	5,116	0.57
- 100 Basis Points	847,059	18,767	2.27	908,459	4,670	0.52
+ 100 Basis Points	807,542	(20,750)	-2.51	894,135	(9,654)	-1.07

The Pre-Shock Scenario EVE was $828.3 million at December 31, 2025, compared to $903.8 million at December 31, 2024. The decrease in the Pre-Shock Scenario EVE at December 31, 2025 compared to December 31, 2024 was driven by the combination on increased borrowings and the continued deposit mix shift from non-maturity, non-public, to time and reciprocal, which offset the positive commercial loan growth during the period. The sensitivity in the down Rate Shock Scenarios to EVE grew more positive at December 31, 2025 compared to December 31, 2024. This was a result of the continued increases in commercial loan valuation, as well as a strategic shift in certificate of deposit pricing from long-term to shorter-term buckets, allowing for a quicker repricing in a falling rate environment.

Interest Rate Sensitivity Gap

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2025. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2025
	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
INTEREST-EARNING ASSETS:
Federal funds sold and other interest-earning deposits	$51,613	$-	$-	$-	$51,613
Investment securities	124,296	65,627	322,778	530,151	1,042,852
Loans	2,063,769	600,732	1,537,673	459,057	4,661,231
Total interest-earning assets	$2,239,678	$666,359	$1,860,451	$989,208	5,755,696
Cash and due from banks					57,138
Other assets (1)					461,306
Total assets					$6,274,140

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$2,557,124	$-	$-	$-	$2,557,124
Time deposits	763,561	812,650	110,289	-	1,686,500
Borrowings	159,000	-	-	143,653	302,653
Total interest-bearing liabilities	$3,479,685	$812,650	$110,289	$143,653	4,546,277
Noninterest-bearing deposits					962,724
Other liabilities					136,285
Total liabilities					5,645,286
Shareholders’ equity					628,854
Total liabilities and shareholders’ equity					$6,274,140
Interest sensitivity gap	$(1,240,007)	$(146,291)	$1,750,162	$845,555	$1,209,419
Cumulative gap	$(1,240,007)	$(1,386,298)	$363,864	$1,209,419
Cumulative gap ratio (2)	64.4%	67.7%	108.3%	126.6%
Cumulative gap as a percentage of total assets	(19.8)%	(22.1)%	5.8%	19.3%

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer as identified below, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

RSM US LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2025 has issued a report on internal control over financial reporting as of December 31, 2025. That report appears herein.

/s/ Martin K. Birmingham	/s/ W. Jack Plants, II
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer
March 9, 2026	March 9, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Financial Institutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of
December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses – Loans

As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses - loans was $47,386,000 at December 31, 2025, which consisted of an allowance for credit losses for pooled loans ($44,168,000) and a specific reserve for individually evaluated loans ($3,218,000). Management estimates the allowance for credit losses for pooled loans utilizing a discounted cash flow (DCF) method. The DCF method implements a probability of default with a loss given default applied to future cash flows that are adjusted to present value. The Company uses forecasts to predict the performance of modeled economic factors. In addition, the Company uses qualitative factors that management believes are likely to cause estimated credit losses to differ from historical loss experience, including but not limited to: national and local economic trends and conditions (excluding national unemployment), levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration and changes in regulatory environment. The establishment of probability of default, loss given default, reasonable and supportable forecasts, and qualitative factor adjustments require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

We identified the determination of the allowance for credit losses for pooled loans as a critical audit matter as auditing the underlying development of reasonable and supportable forecasts and qualitative factor adjustments required significant auditor judgment as amounts determined by management rely on analyses that are highly subjective and include significant estimation uncertainty.

Our audit procedures related to the determination of the allowance for credit losses for pooled loans included the following, among others:

•
We obtained an understanding of the relevant controls related to management’s establishment, review and approval of reasonable and supportable forecasts and qualitative factor adjustments and tested such controls for design and operating effectiveness.
•
We tested the accuracy and the relevancy of the forecast utilized by management by comparing the data inputs to external source data.
•
We tested the completeness and accuracy of information used by management in determining the qualitative factor adjustments.
•
We evaluated whether management’s conclusions were consistent with the gathered data and agreed the impact from the adjustments included in the allowance for credit losses - loans calculation.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Chicago, Illinois

March 9, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Financial Institutions, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Financial Institutions, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements of the Company and our report dated March 9, 2026 expressed an unqualified opinion.

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

/s/ RSM US LLP

Chicago, Illinois

March 9, 2026

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(in thousands, except share and per share data)	December 31,
	2025	2024
ASSETS
Cash and due from banks	$57,138	$54,958
Interest-bearing deposits in banks	51,613	32,363
Total cash and cash equivalents	108,751	87,321
Securities available for sale, at fair value (amortized cost of $958,142 and $972,720, respectively)	922,472	911,105
Securities held to maturity, at amortized cost (net of allowance for credit losses of $2) (fair value of $76,256 and $104,556, respectively)	84,708	116,001
Loans held for sale	3,365	2,280
Loans (net of allowance for credit losses of $47,386 and $48,041, respectively)	4,610,480	4,431,163
Company owned life insurance	176,394	166,880
Premises and equipment, net	39,894	39,866
Goodwill	58,121	58,121
Other intangible assets, net	2,222	2,637
Other assets	267,733	301,711
Total assets	$6,274,140	$6,117,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$962,724	$950,351
Interest-bearing demand	672,323	705,195
Savings and money market	1,884,801	1,904,013
Time deposits	1,686,500	1,545,172
Total deposits	5,206,348	5,104,731
Short-term borrowings	109,000	99,000
Long-term borrowings, net of issuance costs of $1,347 and $158, respectively	193,653	124,842
Other liabilities	136,285	219,528
Total liabilities	5,645,286	5,548,101
Commitments and contingencies (Note 12)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,413 shares issued	17,142	17,142
Total preferred equity	17,285	17,285
Common stock, $0.01 par value; 50,000,000 shares authorized; 20,699,556 shares issued	207	207
Additional paid-in capital	234,398	233,421
Retained earnings	437,139	388,665
Accumulated other comprehensive loss	(33,030)	(52,604)
Treasury stock, at cost; 902,149 and 622,984 shares, respectively	(27,145)	(17,990)
Total shareholders’ equity	628,854	568,984
Total liabilities and shareholders’ equity	$6,274,140	$6,117,085

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)	Years Ended December 31,
	2025	2024	2023
Interest income:
Interest and fees on loans	$284,277	$282,203	$258,583
Interest and dividends on investment securities	46,691	25,419	23,623
Other interest income	2,021	5,609	3,927
Total interest income	332,989	313,231	286,133
Interest expense:
Deposits	124,295	140,008	107,361
Short-term borrowings	1,901	3,367	6,890
Long-term borrowings	6,807	6,267	6,167
Total interest expense	133,003	149,642	120,418
Net interest income	199,986	163,589	165,715
Provision for credit losses	11,626	6,150	13,681
Net interest income after provision for credit losses	188,360	157,439	152,034
Noninterest income (loss):
Service charges on deposits	4,360	4,233	4,625
Insurance income	11	2,144	6,708
Card interchange income	7,794	7,855	8,220
Investment advisory	11,719	10,713	10,955
Company owned life insurance	11,379	5,487	12,106
Investments in limited partnerships	1,402	2,382	1,783
Loan servicing	692	716	479
Income from derivative instruments, net	2,546	726	1,350
Net gain on sale of loans held for sale	737	618	566
Net gain (loss) on investment securities	931	(100,055)	(3,576)
Net (loss) gain on other assets	(506)	13,614	(6)
Net loss on tax credit investments	(1,985)	(775)	(252)
Other	5,875	5,661	5,286
Total noninterest income (loss)	44,955	(46,681)	48,244
Noninterest expense:
Salaries and employee benefits	72,813	66,126	71,889
Occupancy and equipment	15,490	14,361	14,798
Professional services	6,516	7,702	5,259
Computer and data processing	23,089	22,689	20,110
Supplies and postage	2,098	1,935	1,873
FDIC assessments	5,070	5,284	4,902
Advertising and promotions	1,810	1,573	1,926
Amortization of intangibles	415	552	910
Provision for litigation settlement	-	23,022	-
Deposit-related charged-off items	160	20,341	1,201
Other	14,500	15,321	14,357
Total noninterest expense	141,961	178,906	137,225
Income (loss) before income taxes	91,354	(68,148)	63,053
Income tax expense (benefit)	16,487	(26,502)	12,789
Net income (loss)	$74,867	$(41,646)	$50,264
Preferred stock dividends	1,458	1,459	1,459
Net income (loss) available to common shareholders	$73,409	$(43,105)	$48,805

Earnings (loss) per common share (Note 18):
Basic	$3.65	$(2.75)	$3.17
Diluted	$3.61	$(2.75)	$3.15
Cash dividends declared per common share	$1.24	$1.20	$1.20

Weighted average common shares outstanding:
Basic	20,099	15,683	15,376
Diluted	20,318	15,683	15,475

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$74,867	$(41,646)	$50,264
Other comprehensive income (loss), net of tax:
Securities available for sale and transferred securities	19,330	65,971	16,728
Hedging derivative instruments	(1,756)	(826)	(824)
Pension and post-retirement obligations	2,000	2,192	1,642
Total other comprehensive income, net of tax	19,574	67,337	17,546
Comprehensive income	$94,441	$25,691	$67,810

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2025, 2024 and 2023

(in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2022	$17,292	$161	$126,636	$421,340	$(137,487)	$(22,337)	$405,605
Comprehensive income:
Net income	-	-	-	50,264	-	-	50,264
Other comprehensive income, net of tax	-	-	-	-	17,546	-	17,546
Purchases of common stock for treasury	-	-	-	-	-	(571)	(571)
Share-based compensation plans:
Share-based compensation	-	-	1,674	-	-	-	1,674
Restricted stock units released	-	-	(1,764)	-	-	1,764	-
Restricted stock awards issued, net	-	-	(590)	-	-	590	-
Stock awards	-	-	(115)	-	-	310	195
Cash dividends declared:
Series A 3% Preferred–$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred–$8.48 per share	-	-	-	(1,455)	-	-	(1,455)
Common–$1.20 per share	-	-	-	(18,458)	-	-	(18,458)
Balance at December 31, 2023	$17,292	$161	$125,841	$451,687	$(119,941)	$(20,244)	$454,796
Comprehensive income:
Net loss	-	-	-	(41,646)	-	-	(41,646)
Other comprehensive income, net of tax	-	-	-	-	67,337	-	67,337
Common stock issued for equity offering, net	-	46	108,526	-	-	-	108,572
Purchases of common stock for treasury	-	-	-	-	-	(426)	(426)
Purchases of shares of 3% preferred stock	(7)	-	-	-	-	-	(7)
Share-based compensation plans:
Share-based compensation	-	-	1,610	-	-	-	1,610
Restricted stock units released	-	-	(1,898)	-	-	1,898	-
Restricted stock awards issued, net	-	-	(607)	-	-	607	-
Stock awards	-	-	(51)	-	-	175	124
Cash dividends declared:
Series A 3% Preferred–$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred–$8.48 per share	-	-	-	(1,455)	-	-	(1,455)
Common–$1.20 per share	-	-	-	(19,917)	-	-	(19,917)
Balance at December 31, 2024	$17,285	$207	$233,421	$388,665	$(52,604)	$(17,990)	$568,984
Comprehensive income:
Net income	-	-	-	74,867	-	-	74,867
Other comprehensive income, net of tax	-	-	-	-	19,574	-	19,574
Purchases of common stock for treasury	-	-	-	-	-	(11,419)	(11,419)
Share-based compensation plans:
Share-based compensation	-	-	3,077	-	-	-	3,077
Restricted stock units released	-	-	(1,645)	-	-	1,645	-
Restricted stock awards issued, net	-	-	(450)	-	-	450	-
Stock awards	-	-	(5)	-	-	169	164
Cash dividends declared:
Series A 3% Preferred–$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred–$8.48 per share	-	-	-	(1,454)	-	-	(1,454)
Common–$1.24 per share	-	-	-	(24,935)	-	-	(24,935)
Balance at December 31, 2025	$17,285	$207	$234,398	$437,139	$(33,030)	$(27,145)	$628,854

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$74,867	$(41,646)	$50,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,882	7,675	8,091
Net amortization of (discounts) premiums on investment securities	(6,433)	1,899	3,466
Provision for credit losses	11,626	6,150	13,681
Share-based compensation	3,077	1,610	1,674
Provision for litigation settlement	-	23,022	-
Deferred income tax expense (benefit)	11,545	(35,348)	(1,348)
Proceeds from sale of loans held for sale	46,083	34,491	19,316
Originations of loans held for sale	(46,431)	(34,783)	(19,570)
Income on company owned life insurance	(11,379)	(5,487)	(12,106)
Net gain on sale of loans held for sale	(737)	(618)	(566)
Net (gain) loss on sale of investment securities	(931)	100,055	3,576
Net gain on sale of assets of subsidiary	-	(13,658)	-
Net loss on other assets	506	44	6
Decrease (increase) in other assets	13,009	20,505	(55,962)
(Decrease) increase in other liabilities	(83,882)	13,216	372
Net cash provided by operating activities	18,802	77,127	10,894
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(324,126)	(902,843)	(51,472)
Held to maturity	(3,932)	(3,004)	(3,145)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	184,716	260,087	83,412
Held to maturity	35,161	34,962	43,601
Proceeds from sales of securities available for sale	161,459	606,321	50,515
Net increase in loans	(189,553)	(25,751)	(420,234)
Purchases of company owned life insurance, net of benefits received	(72,270)	(30)	(53,655)
Proceeds from surrender of company owned life insurance	73,958	-	43,880
Proceeds from sale of assets of subsidiary	-	27,000	-
Proceeds from sale of other assets	97	-	-
Purchases of premises and equipment	(5,548)	(4,974)	(2,992)
Net cash used in investing activities	(140,038)	(8,232)	(310,090)
Cash flows from financing activities:
Net increase (decrease) in deposits	101,617	(108,181)	283,488
Short-term borrowings, by original maturity:
More than three months - borrowings	-	-	78,000
More than three months - repayments	-	(78,000)	-
Three months or less, net	10,000	(8,000)	(98,000)
Repurchase of preferred stock	-	(7)	-
Proceeds from issuance of common stock	-	108,572	-
Issuance of long-term borrowings	80,000	-	50,000
Payment of long-term borrowings	(10,000)	-	-
Long-term borrowing issuance costs	(1,358)	-	-
Purchases of common stock for treasury	(11,419)	(426)	(571)
Cash dividends paid to preferred shareholders	(1,458)	(1,459)	(1,459)
Cash dividends paid to common shareholders	(24,716)	(18,515)	(18,286)
Net cash provided by (used in) financing activities	142,666	(106,016)	293,172
Net increase (decrease) in cash and cash equivalents	21,430	(37,121)	(6,024)
Cash and cash equivalents, beginning of period	87,321	124,442	130,466
Cash and cash equivalents, end of period	$108,751	$87,321	$124,442

See accompanying notes to the consolidated financial statements.

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (individually referred to herein as the “Parent Company,” or “Parent,” and together with all of its subsidiaries, collectively referred to herein as the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Parent’s common stock is traded on the Nasdaq Global Select Market under the ticker symbol “FISI.” At December 31, 2025, the Company conducted its business through its subsidiaries: Five Star Bank (the “Bank”), a New York chartered bank, which provides a full range of banking services to consumer, commercial and municipal customers in Western and Central New York, and commercial loans in the Mid-Atlantic region, through a loan production office in Ellicott City, Maryland (a suburb of Baltimore, Maryland), and the Central New York region, through an office in Syracuse, New York; and Courier Capital, LLC (“Courier Capital”), a Securities and Exchange Commission (“SEC”)-registered investment advisory and wealth management firm. The Company provides a full range of banking and related financial services to consumer, commercial and municipal customers through its bank and non-bank subsidiaries.

Prior to April 1, 2024, the Company also owned SDN Insurance Agency, LLC (“SDN”), which sold various premium-based insurance policies on a commission basis to commercial and consumer customers. On April 1, 2024, the Company announced and closed the sale of the assets of SDN to NFP Property & Casualty Services, Inc., a subsidiary of NFP Corp.

Basis of Presentation

The accounting and reporting policies conform to general practices within the banking industry and to accounting standards set by the Financial Accounting Standards Board (“FASB”) under accounting principles generally accepted in the Unites States of America (“GAAP”).

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation, including updating the presentation of short-term borrowings, net to show gross amounts on the statement of cash flows for 2023 and 2024. These reclassifications did not result in any changes to previously reported net income or shareholders’ equity.

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

Cash and Cash Equivalents and Cash Flow Reporting

Cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits in other banks. Net cash flows are reported for loans, deposit transactions and short-term borrowings of three months or less.

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2025	2024	2023
Supplemental information:
Cash paid for interest	$128,583	$156,085	$133,847
Net cash (received) paid for income taxes	(17)	3,493	6,298
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	94	60	142
Accrued and declared unpaid dividends	6,604	6,384	4,982

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities

Investment securities are classified as either available for sale (“AFS”) or held to maturity (“HTM”). Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at amortized cost. Debt securities not classified as HTM are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported, net of related income tax effects, as a component of comprehensive income (loss) and shareholders’ equity.

Purchase premiums and discounts on investment securities are recognized in interest income using the interest method over the terms of the securities. Premiums on callable debt securities are amortized to their earliest call date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For a discussion of our policy on expected credit losses on HTM and AFS investment securities, see “Allowance for Credit Losses” section below.

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

See “Allowance for Credit Losses” section below for further policy discussion.

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

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company utilizes the Discounted Cash Flow (“DCF”) method for its pooled segment calculation. The DCF method implements a probability of default with loss given default and exposure at default estimation. The probability of default and loss given default are applied to future cash flows that are adjusted to present value, and these discounted expected losses become the Allowance for Credit Losses.

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

The range for the QF in a specific pool represents the difference, in basis points, between the portfolio segment loss explained by the regression analysis (r-squared factor) and the total loss for that period, looking back to 2006, when the Company experienced its highest four quarter loss rate. In this approach, the Company is capturing, based upon historical experience, its largest potential loss rate. Where possible, the QFs are calculated using available data sources to support the allocation of basis points within the ranges. For example, delinquency for a segment is mapped back to 2006 and current delinquency is allocated a QF based upon where it lies in that range.

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

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accrued Interest Receivable

Accrued interest receivable balances are presented separately within other assets on the statement of financial condition. Accrued interest receivable that is included in the amortized cost of financial receivables and debt securities are excluded from related disclosure requirements. The Company does not measure an allowance for credit losses for accrued interest receivable as the Company writes off accrued interest receivable, in a timely manner, by reversing interest income. For commercial loans, the write off typically occurs upon becoming 90 days past due. For consumer loans, the write off typically occurs upon becoming 120 days past due. Historically, the Company has not experienced uncollectible accrued interest receivable on its investment securities. However, the Company would generally write off accrued interest receivable by reversing interest income if the Company does not reasonably expect to receive payments. Due to the timely manner in which accrued interest receivables are written off, the amounts of such write-offs are immaterial.

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

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are initially recorded at fair value less estimated costs to sell, which establishes the cost basis. Subsequently, other real estate owned is carried at the lower of the cost basis or fair value less estimated selling costs. At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for credit losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for credit losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed, and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned was $94 thousand and $60 thousand at December 31, 2025 and 2024, respectively.

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

Premises and Equipment

Land and land improvements are carried at cost and are not subject to depreciation. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The Company generally amortizes buildings and building improvements over a period of 7–39 years and software, furniture, fixtures, equipment and vehicles over a period of 3–7 years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements. Premises and equipment are periodically reviewed for impairment or when circumstances present indicators of impairment. Cloud-based software costs that do not qualify as internal-use software are capitalized as service contracts within other assets on the consolidated statements of financial condition and expensed ratably over the term of the contract period.

Repairs and maintenance costs that are not an improvement or do not extend the estimated useful life of the asset are charged to noninterest expense as incurred.

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

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. The Company is also a member of the FRB system and is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. The non-marketable investments in FHLB and FRB stock are included in other assets in the consolidated statements of financial condition at par value or cost and are periodically reviewed for impairment. The dividends received relative to these investments are included in other noninterest income in the consolidated statements of operations.

Investments in Limited Partnerships and Limited Liability Companies

The Company has investments in limited partnerships and limited liability companies. The Company evaluates its interests in these investments to determine whether it has a variable interest and whether it is required to consolidate these entities both at inception and on an ongoing basis. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. If the Company determines it has a variable interest in an entity, it evaluates whether such interest is a Variable Interest Entity (“VIE”). Significant judgments are made to determine whether these entities are a VIE and which entities have the power to direct activities. The Company is required to consolidate any VIE when it is determined to be the primary beneficiary of the VIE’s operations.

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

Investments in limited partnerships and limited liability companies are accounted for under the equity method. These investments, primarily in Small Business Investment Companies, are included in other assets in the consolidated statements of financial condition and totaled $24.0 million and $18.4 million as of December 31, 2025 and 2024, respectively.

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

The tax credit investments are included in other assets in the consolidated statements of financial condition and totaled $60.8 million and $71.9 million as of December 31, 2025 and 2024, respectively. For all legally binding unfunded equity commitments, the Company increases its recognized investment and recognizes a liability. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying amount of the investment, net of any unfunded capital commitments and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, if applicable. The Company believes potential losses from these investments are remote and does not have any loss reserves recorded related to these investments. As of December 31, 2025 and 2024, the Company had liabilities of $2.1 million and $16.4 million, respectively, related to these investments that are included in other liabilities in the consolidated statements of financial condition.

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments and Hedging Activities

ASC Topic 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. Changes in fair value of the Company’s derivatives designated in a qualifying hedging relationship are recorded, net of related income tax effects, in comprehensive income (loss) and shareholders’ equity. Changes in fair value of the Company’s derivatives not designated in a qualifying hedging relationship are recognized directly in earnings.

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

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our loan servicing activities, as these activities are subject to other GAAP. Descriptions of our primary revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

•
Transactions and service-based revenues–these include service charges on deposits, investment advisory, and ATM and debit card fees. Revenue is recognized when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur or, in some cases, within 90 days of the service period. Fees may be fixed or, where applicable, based on a percentage of transaction size or managed assets.
•
Insurance income–Prior to the sale of the assets of SDN in April 2024, insurance commissions were received from the sale of insurance products, and revenue was recognized upon the placement date of the insurance policies. Payment was normally received within the policy period. In addition to placement, SDN also provided insurance policy related risk management services. Revenue was recognized as these services were provided.

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

The Company recognizes an asset or a liability for a pension plan’s overfunded status or underfunded status, respectively, in the consolidated financial statements and reports changes in the funded status as a component of comprehensive income and shareholders’ equity, net of related income tax effects, in the year in which changes occur.

Share-Based Compensation Plans

Compensation expense for stock options, restricted stock awards and restricted stock units is based on the fair value of the award on the measurement date, which, for the Company, is the date of grant, and is recognized ratably over the service period of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The fair value of restricted stock awards is generally the closing market price of the Company’s common stock on the date of grant. The fair value of restricted stock unit awards is generally equal to the closing market price of the Company’s common stock on the date of grant, reduced by the present value of the dividends expected to be paid on the underlying shares. The Company accounts for forfeitures as they occur.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss), including the after-tax effect of changes in net unrealized gain (loss) on securities available for sale, changes in unrealized gain (loss) on hedging derivative instruments and changes in net actuarial gain (loss) on defined benefit pension plans. Comprehensive income (loss) is reported in the accompanying consolidated statements of changes in shareholders’ equity and consolidated statements of comprehensive income (loss). The Company generally releases income tax effects from accumulated other comprehensive income when the corresponding pre-tax items are reclassified to earnings.

Earnings Per Common Share

The Company calculates earnings per common share (“EPS”) using the two-class method in accordance with ASC Topic 260, “Earnings Per Share”. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities.

Basic EPS is computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards. Diluted EPS reflects the assumed conversion of all potential dilutive securities using the treasury stock method.

Dividend Restrictions

Banking regulations require the maintenance of certain capital levels and may limit the dividends paid by the Bank to the Company, or by the Company to its shareholders. Refer to Note 13, Regulatory Matters, for more information on capital ratios.

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases

In determining whether a contract contains a lease, the Company examines the contract to ensure an asset was specifically identified and that the Company has the right to control the use of the asset for a period of time in exchange for consideration.

Lessee lease agreements are classified at inception date as finance or operating leases. Operating leases with an initial term longer than 12 months are recorded on the consolidated statement of financial condition as a right of use (“ROU”) asset at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the lease inception date, along with a corresponding lease obligation (liability). The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate. At lease inception, the Company determines the lease term by adding together the minimum lease term and all optional renewal periods that are reasonably certain to renew. In recognizing ROU assets and related lease liabilities, the Company accounts for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately, as such amounts are generally readily determinable under the lease contracts. Lease expense is recognized on a straight-line basis over the lease term.

The Company has made the accounting policy election to record all leases with terms of 12 months or less, and does not include an option to purchase the underlying asset, as short-term leases. Short-term leases are not capitalized therefore; no ROU assets or corresponding lease liabilities are recognized at lease inception.

All leases that do not meet the criteria for finance leases are, by definition, operating leases.

Accounting Standards Recently Adopted or Issued

Standards Adopted in 2025

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures. The ASU expands the disclosure requirements of income taxes, primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred income tax liabilities. The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the new disclosure requirements prospectively in Note 17, Income Taxes.

Standards Issued – Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments require the disclosure of specified information about certain costs and expenses, in the notes to the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This ASU affects financial statement disclosure only, and will not have a material impact on the Company’s operations or financial condition.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The ASU introduces the concept of purchased seasoned loans and requires certain acquired loans (excluding credit cards) that have not experienced significant credit deterioration since origination to be accounted for using the gross-up method. The amendments clarify initial and subsequent measurement, including recognition of an allowance for credit losses at acquisition with an offsetting gross-up to the purchase price, and require purchased seasoned loans to follow the same interest income recognition model as originated financial assets. The ASU also updates disclosure requirements to include separate presentation of the initial allowance recognized for purchased seasoned loans. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted. The Company is currently evaluating the impact of this ASU, but it is not expected to have a material impact on its financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivative and Hedging (Topic 815): Hedge Accounting Improvements. The five issues addressed in this Update are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The amendments are effective for annual and reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, and should be applied on a prospective basis for all hedging relationships. An election may be made to adopt the amendments in this update for hedging relationships that exist as of the date of adoption. The Company is currently evaluating the impact of this ASU, but it does not expect it to have a material impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments provide guidance on accounting and disclosures specific to interim reporting. The amendments are effective for interim reporting periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing this ASU and the impact, if any, it will have on disclosures within our interim financial statements.

(2.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities, by security type, are summarized below (in thousands). Certain balances as of December 31, 2024 have been reclassified to conform to the 2025 presentation.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2025
Securities available for sale:
Mortgage-backed securities :
Residential:
Federal National Mortgage Association	$204,864	$4,136	$4,077	$204,923
Federal Home Loan Mortgage Corporation	257,026	4,309	16,583	244,752
Government National Mortgage Association	11,008	-	115	10,893
Commercial:
Federal National Mortgage Association	5,089	62	-	5,151
Collateralized mortgage obligations:
Residential:
Federal National Mortgage Association	25,153	186	975	24,364
Federal Home Loan Mortgage Corporation	25,037	125	2,120	23,042
Government National Mortgage Association	66,928	1,098	-	68,026
Commercial:
Government National Mortgage Association	318,429	225	22,174	296,480
Total collateralized mortgage obligations	435,547	1,634	25,269	411,912
Total mortgage-backed securities	913,534	10,141	46,044	877,631
Other debt securities	44,608	470	237	44,841
Total available for sale securities	$958,142	$10,611	$46,281	$922,472
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$6,813	$-	$124	$6,689
State and political subdivisions	32,829	28	4,577	28,280
Mortgage-backed securities:
Residential:
Federal National Mortgage Association	3,714	-	329	3,385
Federal Home Loan Mortgage Corporation	2,601	-	333	2,268
Government National Mortgage Association	16,004	-	1,529	14,475
Commercial:
Federal National Mortgage Association	973	-	7	966
Federal Home Loan Mortgage Corporation	3,992	-	686	3,306
Collateralized mortgage obligations:
Residential:
Federal National Mortgage Association	5,912	-	366	5,546
Federal Home Loan Mortgage Corporation	8,774	-	386	8,388
Government National Mortgage Association	2,486	-	135	2,351
Commercial:
Federal Home Loan Mortgage Corporation	612		10	602
Total collateralized mortgage obligations	17,784	-	897	16,887
Total mortgage-backed securities	45,068	-	3,781	41,287
Total held to maturity securities	84,710	$28	$8,482	$76,256
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$84,708

(2.) INVESTMENT SECURITIES (Continued)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
Securities available for sale:
Mortgage-backed securities:
Residential:
Federal National Mortgage Association	$263,738	$1	$9,101	$254,638
Federal Home Loan Mortgage Corporation	350,495	206	25,355	325,346
Government National Mortgage Association	21,274	84	409	20,949
Commercial:
Federal National Mortgage Association	23,678	-	346	23,332
Collateralized mortgage obligations:
Residential:
Federal National Mortgage Association	14,720	-	1,320	13,400
Federal Home Loan Mortgage Corporation	20,357	136	2,732	17,761
Government National Mortgage Association	74,677	3	404	74,276
Privately issued	-	365	-	365
Commercial:
Government National Mortgage Association	195,118	-	22,801	172,317
Total collateralized mortgage obligations	304,872	504	27,257	278,119
Total mortgage-backed securities	964,057	795	62,468	902,384
Other debt securities	8,663	69	11	8,721
Total available for sale securities	$972,720	$864	$62,479	$911,105
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$16,663	$-	$512	16,151
State and political subdivisions	45,333	26	5,192	40,167
Mortgage-backed securities:
Residential:
Federal National Mortgage Association	4,122	-	547	3,575
Federal Home Loan Mortgage Corporation	2,714	-	448	2,266
Government National Mortgage Association	18,410	-	2,217	16,193
Commercial:
Federal National Mortgage Association	998		34	964
Federal Home Loan Mortgage Corporation	3,990		888	3,102
Collateralized mortgage obligations:
Residential:
Federal National Mortgage Association	8,777	-	658	8,119
Federal Home Loan Mortgage Corporation	11,309	-	727	10,582
Government National Mortgage Association	3,026	-	220	2,806
Commercial:
Federal Home Loan Mortgage Corporation	661	-	30	631
Total collateralized mortgage obligations	23,773	-	1,635	22,138
Total mortgage-backed securities	54,007	-	5,769	48,238
Total held to maturity securities	116,003	$26	$11,473	$104,556
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$116,001

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS debt securities, AIR totaled $3.5 million and $3.4 million as of December 31, 2025 and December 31, 2024, respectively. For HTM debt securities, AIR totaled $348 thousand and $456 thousand as of December 31, 2025 and December 31, 2024, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the years ended December 31, 2025, 2024 and 2023, credit loss (credit) expense for HTM investment securities was a credit of $1 thousand, $1 thousand and less than $1 thousand, respectively.

Investment securities with a total fair value of $860.3 million and $828.8 million at December 31, 2025 and 2024, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

(2.) INVESTMENT SECURITIES (Continued)

Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	2025	2024	2023
Taxable interest and dividends	$45,914	$24,314	$22,048
Tax-exempt interest and dividends	777	1,105	1,575
Total interest and dividends on securities	$46,691	$25,419	$23,623

Sales of securities available for sale for the years ended December 31 were as follows (in thousands):

	2025	2024	2023
Proceeds from sales	$161,459	$606,321	$50,515
Gross realized gains	2,477	638	-
Gross realized losses	1,546	100,693	3,576

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2025 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$-	$-
Due from one to five years	3,986	3,971
Due after five years through ten years	40,657	40,906
Due after ten years	913,499	877,595
Total available for sale securities	$958,142	$922,472
Debt securities held to maturity:
Due in one year or less	$6,116	$6,116
Due from one to five years	14,703	14,179
Due after five years through ten years	17,837	15,893
Due after ten years	46,054	40,068
Total held to maturity securities	$84,710	$76,256

(2.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are summarized as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Securities available for sale:
Mortgage-backed securities:
Residential:
Federal National Mortgage Association	$9,525	$40	$17,128	$4,037	$26,653	$4,077
Federal Home Loan Mortgage Corporation	-	-	65,240	16,583	65,240	16,583
Government National Mortgage Association	-	-	10,885	115	10,885	115
Collateralized mortgage obligations:
Residential:
Federal National Mortgage Association	-	-	3,574	975	3,574	975
Federal Home Loan Mortgage Corporation	9,831	1	7,223	2,119	17,054	2,120
Commercial:
Government National Mortgage Association	117,443	2,257	114,938	19,917	232,381	22,174
Total collateralized mortgage obligations	127,274	2,258	125,735	23,011	253,009	25,269
Total mortgage-backed securities	136,799	2,298	218,988	43,746	355,787	46,044
Other debt securities	19,124	237	-	-	19,124	237
Total available for sale securities	155,923	2,535	218,988	43,746	374,911	46,281
Total temporarily impaired securities	$155,923	$2,535	$218,988	$43,746	$374,911	$46,281

December 31, 2024
Securities available for sale:
Mortgage-backed securities:
Residential:
Federal National Mortgage Association	234,865	3,179	19,732	5,922	$254,597	$9,101
Federal Home Loan Mortgage Corporation	228,956	2,941	75,647	22,414	304,603	25,355
Government National Mortgage Association	11,389	409	-	-	11,389	409
Commercial:
Federal National Mortgage Association	23,332	346	-	-	23,332	346
Collateralized mortgage obligations:
Residential:
Federal National Mortgage Association	9,742	16	3,658	1,304	13,400	1,320
Federal Home Loan Mortgage Corporation	2,411	29	7,655	2,703	10,066	2,732
Government National Mortgage Association	64,493	404	-	-	64,493	404
Commercial:
Government National Mortgage Association	102,383	1,711	69,935	21,090	172,318	22,801
Total collateralized mortgage obligations	179,029	2,160	81,248	25,097	260,277	27,257
Total mortgage-backed securities	677,571	9,035	176,627	53,433	854,198	62,468
Other debt securities	3,652	11	-	-	3,652	11
Total available for sale securities	681,223	9,046	176,627	53,433	857,850	62,479
Total temporarily impaired securities	$681,223	$9,046	$176,627	$53,433	$857,850	$62,479

The total number of available for sale securities positions, for which an allowance for credit losses has not been recorded, in the investment portfolio in an unrealized loss position at December 31, 2025 was 54 compared to 76 at December 31, 2024. At December 31, 2025, the Company had a position in 36 investment securities with a fair value of $219.0 million and a total unrealized loss of $43.7 million that has been in a continuous unrealized loss position for more than 12 months and a total of 18 securities positions in the Company’s investment portfolio with a fair value of $155.9 million and a total unrealized loss of $2.5 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

(2.) INVESTMENT SECURITIES (Continued)

Securities Available for Sale

As of December 31, 2025, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company expects to recover the amortized cost basis of its investments and more than likely will not need to sell before the recovery period for operating purposes, with no impairment identified. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of December 31, 2025, $28.8 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $4.1 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade.

As of December 31, 2025, the Company had no past due or nonaccrual held to maturity investment securities.

(3.) LOANS HELD FOR SALE AND LOAN SERVICING RIGHTS

Loans held for sale were entirely comprised of residential real estate loans and totaled $3.4 million and $2.3 million as of December 31, 2025 and 2024, respectively.

The Company originates and sells certain residential real estate loans in the secondary market. The Company typically retains the right to service the mortgages upon sale. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $293.3 million and $280.8 million as of December 31, 2025 and 2024, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $4.9 million as of December 31, 2025 and 2024.

The activity in capitalized loan servicing assets is summarized as follows for the years ended December 31 (in thousands):

	2025	2024	2023
Mortgage servicing assets, beginning of year	$1,655	$1,460	$1,470
Originations	423	421	436
Amortization	(228)	(226)	(446)
Mortgage servicing assets, end of year	1,850	1,655	1,460
Valuation allowance	(83)	(58)	(78)
Mortgage servicing assets, net, end of year	$1,767	$1,597	$1,382

(4.) LOANS

The Company’s loan portfolio consisted of the following at December 31 (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
2025
Commercial business	$737,578	$729	$738,307
Commercial mortgage–construction	491,035	(2,477)	488,558
Commercial mortgage–multifamily	589,437	(705)	588,732
Commercial mortgage–non-owner occupied	943,514	(1,295)	942,219
Commercial mortgage–owner occupied	322,782	(6)	322,776
Residential real estate loans	648,188	8,813	657,001
Residential real estate lines	71,928	3,193	75,121
Consumer indirect	782,802	24,508	807,310
Other consumer	37,746	96	37,842
Total	$4,625,010	$32,856	4,657,866
Allowance for credit losses–loans			(47,386)
Total loans, net			$4,610,480

2024
Commercial business	$664,846	$475	$665,321
Commercial mortgage–construction	584,296	(1,677)	582,619
Commercial mortgage–multifamily	471,499	(545)	470,954
Commercial mortgage–non-owner occupied	859,079	(1,092)	857,987
Commercial mortgage–owner occupied	288,042	(6)	288,036
Residential real estate loans	639,466	10,740	650,206
Residential real estate lines	72,308	3,244	75,552
Consumer indirect	819,116	26,656	845,772
Other consumer	42,827	(70)	42,757
Total	$4,441,479	$37,725	4,479,204
Allowance for credit losses–loans			(48,041)
Total loans, net			$4,431,163

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2025 and December 31, 2024, AIR for loans totaled $21.3 million and $19.9 million, respectively, and is included in other assets on the Company’s consolidated statements of financial condition.

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. At December 31, 2025 and December 31, 2024, no related party loans were past due 90 days or more or on nonaccrual status. Activity in related party loans during 2025 and 2024 was as follows (in thousands):

	2025	2024
Beginning balance	$40,059	$40,017
New loans and advances	1,205	2,374
Effect of changes in composition of related parties	(800)	(454)
Repayments	(726)	(1,878)
Ending balance	$39,738	$40,059

Unused commitments to related parties	$1,102	$5,266

(4.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of December 31 (in thousands):

	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total	Nonaccrual	Current	Total Loans	Nonaccrual With No Specific Allowance
2025
Commercial business	$294	$163	$670	$1,127	$4,039	$732,412	$737,578	$528
Commercial mortgage–construction	-	2,463	-	2,463	20,321	468,251	491,035	20,321
Commercial mortgage–multifamily	3,278	-	-	3,278	540	585,619	589,437	540
Commercial mortgage–non-owner occupied	-	-	-	-	-	943,514	943,514	-
Commercial mortgage–owner occupied	-	-	-	-	1,095	321,687	322,782	1,095
Residential real estate loans	3,274	161	-	3,435	6,443	638,310	648,188	6,443
Residential real estate lines	421	-	-	421	374	71,133	71,928	374
Consumer indirect	14,124	2,135	-	16,259	2,155	764,388	782,802	2,155
Other consumer	1,296	198	-	1,494	118	36,134	37,746	118
Total loans, gross	$22,687	$5,120	$670	$28,477	$35,085	$4,561,448	$4,625,010	$31,574

2024
Commercial business	$293	$9	$8	$310	$5,609	$658,927	$664,846	$427
Commercial mortgage–construction	-	2,285	-	2,285	20,280	561,731	584,296	19,460
Commercial mortgage–multifamily	-	-	-	-	-	471,499	471,499	-
Commercial mortgage–non-owner occupied	256	-	-	256	4,773	854,050	859,079	4,773
Commercial mortgage–owner occupied	-	-	-	-	354	287,688	288,042	354
Residential real estate loans	3,435	95	-	3,530	6,918	629,018	639,466	6,918
Residential real estate lines	370	47	-	417	253	71,638	72,308	253
Consumer indirect	12,734	2,219	-	14,953	3,157	801,006	819,116	3,157
Other consumer	109	135	35	279	19	42,529	42,827	19
Total loans, gross	$17,197	$4,790	$43	$22,030	$41,363	$4,378,086	$4,441,479	$35,361

There were no overdrafts which were past due greater than 90 days as of December 31, 2025, and $35 thousand in consumer as of December 31, 2024. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2025, 2024 and 2023. For the years ended December 31, 2025, 2024 and 2023, estimated interest income of $1.0 million, $748 thousand, and $589 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The amount of accrued interest written off by the Company by reversing interest income was not material for the years ended December 31, 2025, 2024 and 2023.

Loans Modifications for Borrower Experiencing Financial Difficulty

Loans may be modified when it is determined that a borrower is experiencing financial difficulty. Loan modifications may include principal forgiveness, interest rate reduction, an other-than-insignificant payment delay, and term extensions, or a combination of these concessions.

(4.) LOANS (Continued)

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted as of December 31, 2025 (in thousands):

	Amortized Cost Basis
Loan Type	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction	Total	% of Total Loans
Commercial business	$-	$-	$-	$-	$-	$-	0.0%
Commercial mortgage–construction	-	-	-	-	-	-	0.0%
Commercial mortgage–multifamily	-	-	-	-	-	-	0.0%
Commercial mortgage–non-owner occupied	-	-	-	-	-	-	0.0%
Commercial mortgage–owner occupied	-	-	-	-	-	-	0.0%
Residential real estate loans	-	1,907	-	-	-	1,907	0.3%
Residential real estate lines	-	-	-	-	-	-	0.0%
Consumer indirect	-	-	-	-	-	-	0.0%
Other consumer	-	-	-	-	-	-	0.0%
Total	$-	$1,907	$-	$-	$-	$1,907	0.0%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.0 years to the life of the loans, which reduced monthly payment amount for the borrower.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified during the year ended December 31, 2025 (in thousands):

Payment Status (Amortized Cost Basis)
Loan Type	Current	30-89 Days Past Due	90+ Days Past Due
Commercial business	$-	$-	$-
Commercial mortgage–construction	-	-	-
Commercial mortgage–multifamily	-	-	-
Commercial mortgage–non-owner occupied	-	-	-
Commercial mortgage–owner occupied	-	-	-
Residential real estate loans	1,409	-	498
Residential real estate lines	-	-	-
Consumer indirect	-	-	-
Other consumer	-	-	-
Total	$1,409	$-	$498

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

	Collateral Type
	Business Assets	Real Property	Total	Specific Reserve
2025
Commercial business	$6,148	$3,155	$9,303	$3,218
Commercial mortgage–construction	—	20,321	20,321	—
Commercial mortgage–multifamily	—	4,735	4,735	—
Commercial mortgage–non-owner occupied	—	12,994	12,994	—
Commercial mortgage–owner occupied	—	1,406	1,406	—
Total	$6,148	$42,611	$48,759	$3,218

2024
Commercial business	$5,860	$5,000	$10,860	$2,073
Commercial mortgage–construction	—	29,792	29,792	820
Commercial mortgage–multifamily	—	—	—	—
Commercial mortgage–non-owner occupied	—	17,767	17,767	—
Commercial mortgage–owner occupied	—	720	720	—
Total	$5,860	$53,279	$59,139	$2,893

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors such as the fair value of collateral. The Company analyzes commercial business and commercial mortgage loans individually by classifying the loans as to credit risk. Commercial loans are generally evaluated annually depending on the size of the relationship, unless the credit quality of a loan deteriorates to a level of “special mention” or below, when the loan is evaluated quarterly. For pass-rated loans (risk rating 1-4), interim reviews may take place if circumstances of the borrower or industry warrant a more frequent review.

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

(4.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025
Commercial business:
Uncriticized	$157,771	$89,340	$69,005	$37,834	$33,956	$24,534	$301,296	$-	$713,736
Special mention	13	2,332	2,672	-	2	458	6,651	-	12,128
Substandard	-	12	341	7	-	162	8,005	-	8,527
Doubtful	-	164	-	3,101	-	172	479	-	3,916
Total	$157,784	$91,848	$72,018	$40,942	$33,958	$25,326	$316,431	$-	$738,307
Current period gross write-offs	$-	$75	$2	$1,994	$35	$200	$-	$-	$2,306

Commercial mortgage–construction
Uncriticized	$85,790	$108,496	$150,093	$103,864	$-	$8,024	$-	$-	$456,267
Special mention	-	-	6,240	3,267	2,463	-	-	-	11,970
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	20,321	-	-	-	20,321
Total	$85,790	$108,496	$156,333	$107,131	$22,784	$8,024	$-	$-	$488,558
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgage–multifamily
Uncriticized	$77,817	$22,987	$105,464	$122,718	$145,614	$97,115	$-	$-	$571,715
Special mention	-	-	-	174	4,546	6,823	-	-	11,543
Substandard	-	-	-	4,194	-	740	-	-	4,934
Doubtful	-	-	-	-	-	540	-	-	540
Total	$77,817	$22,987	$105,464	$127,086	$150,160	$105,218	$-	$-	$588,732
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgage–non-owner occupied
Uncriticized	$174,659	$83,946	$68,768	$245,352	$77,161	$271,621	$-	$-	$921,507
Special mention	-	-	-	-	-	7,484	-	-	7,484
Substandard	-	-	12,994	-	-	234	-	-	13,228
Doubtful	-	-	-	-	-	-	-	-	-
Total	$174,659	$83,946	$81,762	$245,352	$77,161	$279,339	$-	$-	$942,219
Current period gross write-offs	$-	$-	$-	$-	$-	$597	$-	$-	$597

Commercial mortgage–owner occupied
Uncriticized	$34,767	$72,521	$23,552	$57,572	$37,269	$95,052	$-	$-	$320,733
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	199	749	-	-	948
Doubtful	-	-	-	-	-	1,095	-	-	1,095
Total	$34,767	$72,521	$23,552	$57,572	$37,468	$96,896	$-	$-	$322,776
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(4.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025
Residential real estate loans:
Performing	$61,803	$56,511	$102,504	$70,501	$68,202	$291,037	$-	$-	$650,558
Nonperforming	155	483	998	699	877	3,231	-	-	6,443
Total	$61,958	$56,994	$103,502	$71,200	$69,079	$294,268	$-	$-	$657,001
Current period gross write-offs	$-	$-	$19	$-	$130	$19	$-	$-	$168

Residential real estate lines:
Performing	$-	$-	$-	$-	$-	$-	$73,953	$794	$74,747
Nonperforming	-	-	-	-	-	-	374	-	374
Total	$-	$-	$-	$-	$-	$-	$74,327	$794	$75,121
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$27	$27

Consumer indirect:
Performing	$283,761	$158,129	$121,885	$142,171	$78,858	$20,351	$-	$-	$805,155
Nonperforming	315	354	366	439	516	165	-	-	2,155
Total	$284,076	$158,483	$122,251	$142,610	$79,374	$20,516	$-	$-	$807,310
Current period gross write-offs	$645	$2,375	$3,645	$5,390	$3,603	$1,652	$-	$-	$17,310

Other consumer:
Performing	$6,760	$4,819	$22,110	$1,211	$225	$384	$2,215	$-	$37,724
Nonperforming	21	9	75	10	-	-	3	-	118
Total	$6,781	$4,828	$22,185	$1,221	$225	$384	$2,218	$-	$37,842
Current period gross write-offs	$376	$206	$693	$47	$15	$11	$44	$-	$1,392

(4.) LOANS (Continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024
Commercial business:
Uncriticized	$121,094	$90,618	$69,669	$43,566	$20,745	$19,409	$267,186	$—	$632,287
Special mention	2,218	4,814	297	57	8	1,678	9,297	—	18,369
Substandard	169	937	20	19	22	184	7,789	—	9,140
Doubtful	—	—	5,039	21	—	172	293	—	5,525
Total	$123,481	$96,369	$75,025	$43,663	$20,775	$21,443	$284,565	$—	$665,321
Current period gross write-offs	$—	$5	$—	$20	$—	$274	$—	$—	$299

Commercial mortgage–construction
Uncriticized	$52,470	$175,559	$311,182	$3,753	$341	$6,516	$—	$—	$549,821
Special mention	—	—	722	2,284	—	—	—	—	3,006
Substandard	—	—	—	—	—	9,512	—	—	9,512
Doubtful	—	820	—	19,460	—	—	—	—	20,280
Total	$52,470	$176,379	$311,904	$25,497	$341	$16,028	$—	$—	$582,619
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–multifamily
Uncriticized	$26,339	$105,838	$43,924	$143,994	$65,206	$67,715	$—	$—	$453,016
Special mention	—	—	3,625	—	6,825	6,234	—	—	16,684
Substandard	—	—	—	—	463	791	—	—	1,254
Doubtful	—	—	—	—	—	—	—	—	—
Total	$26,339	$105,838	$47,549	$143,994	$72,494	$74,740	$—	$—	$470,954
Current period gross write-offs	$—	$—	$—	$13	$—	$—	$—	$—	$13

Commercial mortgage–non-owner occupied
Uncriticized	$83,677	$66,338	$245,618	$99,175	$82,368	$250,316	$—	$—	$827,492
Special mention	—	—	—	4,691	—	7,829	—	—	12,520
Substandard	—	12,994	—	208	—	—	—	—	13,202
Doubtful	—	—	293	—	—	4,480	—	—	4,773
Total	$83,677	$79,332	$245,911	$104,074	$82,368	$262,625	$—	$—	$857,987
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–owner occupied
Uncriticized	$67,060	$41,274	$48,517	$34,049	$43,528	$50,967	$—	$—	$285,395
Special mention	—	—	451	—	126	1,110	—	—	1,687
Substandard	—	—	224	—	366	10	—	—	600
Doubtful	—	—	—	—	—	354	—	—	354
Total	$67,060	$41,274	$49,192	$34,049	$44,020	$52,441	$—	$—	$288,036
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(4.) LOANS (Continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024
Residential real estate loans:
Performing	$54,345	$110,882	$75,264	$73,754	$99,943	$229,100	$—	$—	$643,288
Nonperforming	—	658	625	1,410	1,436	2,789	—	—	6,918
Total	$54,345	$111,540	$75,889	$75,164	$101,379	$231,889	$—	$—	$650,206
Current period gross write-offs	$—	$—	$—	$—	$—	$109	$—	$—	$109

Residential real estate lines:
Performing	$—	$—	$—	$—	$—	$—	$71,059	$4,240	$75,299
Nonperforming	—	—	—	—	—	—	74	179	253
Total	$—	$—	$—	$—	$—	$—	$71,133	$4,419	$75,552
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer indirect:
Performing	$215,964	$183,917	$235,262	$149,499	$41,773	$16,200	$—	$—	$842,615
Nonperforming	262	482	1,130	694	351	238	—	—	3,157
Total	$216,226	$184,399	$236,392	$150,193	$42,124	$16,438	$—	$—	$845,772
Current period gross write-offs	$1,371	$6,279	$5,845	$1,787	$1,282	$1,459	$—	$—	$18,023

Other consumer:
Performing	$7,482	$28,777	$2,316	$729	$281	$242	$2,876	$—	$42,703
Nonperforming	3	2	1	6	1	—	41	—	54
Total	$7,485	$28,779	$2,317	$735	$282	$242	$2,917	$—	$42,757
Current period gross write-offs	$527	$129	$124	$33	$27	$11	$92	$—	$943

(4.) LOANS (Continued)

Allowance for Credit Losses–Loans

The following tables set forth the changes in the allowance for credit losses–loans for the years ended December 31 (in thousands):

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- Family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
2025
Beginning balance	8,665	6,824	3,458	7,330	4,183	3,596	793	12,705	487	$48,041
Charge-offs	(2,306)	-	-	(597)	-	(168)	(27)	(17,310)	(1,392)	(21,800)
Recoveries	177	367	-	3	3	64	-	10,054	241	10,909
(Benefit) provision	3,032	(2,766)	(142)	3,758	(806)	19	12	6,105	1,024	10,236
Ending balance	$9,568	$4,425	$3,316	$10,494	$3,380	$3,511	$778	$11,554	$360	$47,386

2024
Beginning balance	13,102	3,710	4,009	6,074	2,065	5,286	764	14,099	1,973	$51,082
Charge-offs	(299)	-	(13)	-	-	(109)	-	(18,979)	(943)	(20,343)
Recoveries	201	-	1	8	4	14	-	11,052	377	11,657
(Benefit) provision	(4,339)	3,114	(539)	1,248	2,114	(1,595)	29	6,533	(920)	5,645
Ending balance	$8,665	$6,824	$3,458	$7,330	$4,183	$3,596	$793	$12,705	$487	$48,041

2023
Beginning balance	12,585	2,657	3,409	6,237	2,109	3,301	608	14,238	269	$45,413
Charge-offs	(282)	(980)	-	(14)	(18)	(127)	(41)	(18,023)	(1,284)	(20,769)
Recoveries	391	-	-	889	88	38	-	10,428	391	12,225
Provision (benefit)	408	2,033	600	(1,038)	(114)	2,074	197	7,456	2,597	14,213
Ending balance	$13,102	$3,710	$4,009	$6,074	$2,065	$5,286	$764	$14,099	$1,973	$51,082

The allowance for credit losses–loans decreased to $47.4 million at December 31, 2025, compared with $48.0 million at December 31, 2024, reflective of higher net charge-offs in 2025. The provision for credit losses–loans normalized in 2025 compared to 2024, driven primarily by net charge-offs incurred and the level of allowance for credit losses required by our CECL model results. The 2024 provision reflected positive trends in qualitative factors which drove a lower allowance and provision in 2024.

(5.) PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment, excluding amounts reclassified to assets held for sale, at December 31 are summarized below (in thousands):

	2025	2024
Land and land improvements	$5,019	$5,019
Buildings and leasehold improvements	55,899	54,416
Furniture, fixtures, equipment and vehicles	43,747	45,525
Premises and equipment	104,665	104,960
Accumulated depreciation and amortization	(64,771)	(65,094)
Premises and equipment, net	$39,894	$39,866

(5.) PREMISES AND EQUIPMENT, NET (Continued)

Depreciation and amortization expense included in noninterest expense on the consolidated statements of operations for the years ended December 31 was as follows (in thousands):

	2025	2024	2023
Occupancy and equipment	$3,653	$3,363	$3,658
Computer and data processing	1,312	1,603	1,367
Total depreciation and amortization expense	$4,965	$4,966	$5,025

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

The Company completed annual impairment assessments for its reporting units during the fourth quarter of 2025, utilizing a quantitative assessment. Based on the results of the 2025 annual impairment tests, management concluded that there was no goodwill impairment. There were no goodwill impairment charges recorded in 2025, 2024 or 2023.

Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

The carrying amount of goodwill totaled $58.1 million as of December 31, 2025 and 2024. On April 1, 2024, the Company announced and closed on the sale of the assets of its wholly owned subsidiary, SDN. The sale resulted in a $9.0 million reduction in the carrying amount of goodwill.

The change in the balance for goodwill during the years ended December 31 was as follows (in thousands):

	Banking	All Other(1)	Total
Balance, December 31, 2023	$48,536	$18,535	$67,071
Sale of assets	-	(8,950)	(8,950)
Balance, December 31, 2024	48,536	9,585	58,121
No activity during the period	-	-	-
Balance, December 31, 2025	$48,536	$9,585	$58,121

(1)
All Other includes SDN, prior to the sale of the assets of the subsidiary on April 1, 2024, and Courier Capital.

Other Intangible Assets

The Company’s other intangible assets that are amortized primarily relate to customer relationships. Changes in the gross carrying amount, accumulated amortization and net book value for the years ended December 31 were as follows (in thousands):

	2025	2024
Other intangibles:
Gross carrying amount	$7,243	$7,243
Accumulated amortization	(5,021)	(4,606)
Net book value	$2,222	$2,637

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other intangibles amortization expense was $415 thousand, $552 thousand and $910 thousand for the years ended December 31, 2025, 2024 and 2023. The weighted average remaining amortization period for other intangibles was 11.3 years. Estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Amount
2026	$379
2027	343
2028	308
2029	272
2030	236
Thereafter	684
Total	$2,222

(7.) LEASES

The Company is obligated under a number of non-cancellable operating lease agreements for land, buildings, and equipment with terms, including renewal options reasonably certain to be exercised, extending through 2061. There were no residual value guarantees, restrictions, or covenants imposed by leases.

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities as of December 31 (in thousands):

	Balance Sheet Location	2025	2024
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$40,329	$39,343
Accumulated amortization	Other assets	(11,263)	(8,974)
Net book value		$29,066	$30,369

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$31,575	$32,763

The weighted average remaining lease term for operating leases was 21.2 years at December 31, 2025 and the weighted-average discount rate used in the measurement of operating lease liabilities was 4.39%.

The following table represents components of lease costs, primarily included in occupancy and equipment expenses on the consolidated statement of operations, and other cash flow information for the years ended December 31 (in thousands):

	2025	2024	2023
Lease Costs:
Operating lease costs	$3,120	$3,108	$3,082
Variable lease costs (1)	464	421	405
Short-term lease costs	15	12	1
Net lease costs	$3,599	$3,541	$3,488

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,028	$3,020	$2,963
Right of use assets obtained in exchange for new operating lease liabilities	$1,030	$694	$2,249

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

(7.) LEASES (Continued)

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2025 (in thousands):

Amount
2025	$3,066
2026	2,982
2027	2,658
2028	2,357
2029	2,253
Thereafter	37,291
Total future minimum operating lease payments	50,607
Amounts representing interest	(19,032)
Present value of net future minimum operating lease payments	$31,575

(8.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of December 31 is as follows (in thousands):

	2025	2024
Other Assets
Tax credit investments	$60,809	$71,861
Net deferred tax asset	42,597	60,885
Derivative instruments	29,117	46,133
Operating lease right of use assets	29,066	30,369
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock	21,632	18,261
Accrued interest receivable	25,103	23,748
Other	59,409	50,454
Total other assets	$267,733	$301,711

Other Liabilities
Collateral on derivative instruments	$21,270	$45,960
Derivative instruments	26,832	41,410
Operating lease right of use obligations	31,575	32,763
Accrued interest expense	21,436	25,856
Other	35,172	73,539
Total other liabilities	$136,285	$219,528

Included in Other Liabilities–Other at December 31, 2024 was a $23.0 million accrual for a contingent litigation liability, which was paid during the third quarter of 2025. Refer to Note 12, Commitments and Contingencies, for more information related to this legal proceeding.

(9.) DEPOSITS

A summary of deposits and scheduled maturities of time deposits as of December 31 is as follows (in thousands):

	2025	2024
Noninterest-bearing demand	$962,724	$950,351
Interest-bearing demand	672,323	705,195
Savings and money market	1,884,801	1,904,013
Time deposits, due:
Within one year	1,576,159	1,488,210
One to two years	58,575	52,695
Two to three years	30,954	2,956
Three to four years	20,458	1,053
Four to five years	354	258
Thereafter	-	-
Total time deposits	1,686,500	1,545,172
Total deposits	$5,206,348	$5,104,731

(9.) DEPOSITS (Continued)

As of December 31, 2025 and 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $2.26 billion, or 43% of total deposits, and $1.93 billion, or 38% of total deposits, respectively. The portion of time deposits by account that were in excess of the FDIC insurance limit at December 31, 2025 and 2024 amounted to $394.2 million and $328.4 million, respectively.

At December 31, 2025, $1.09 billion, or 21% of our total deposits, consisted of municipal deposits from local government entities such as towns, cities, school districts and other municipalities, which are collateralized by letters of credit from the FHLB of New York (“FHLBNY”) and investment securities.

As of December 31, 2025 and 2024, respectively, $75.2 million and $28.1 million of interest-bearing demand deposits and $50.0 million and $52.8 million of time deposits are brokered deposit accounts.

Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	2025	2024	2023
Interest-bearing demand	$8,386	$8,641	$7,127
Savings and money market	50,711	60,898	41,424
Time deposits	65,198	70,469	58,810
Total interest expense on deposits	$124,295	$140,008	$107,361

Interest expense included in the table above attributable to brokered deposits was $7.1 million, $7.1 million, and $20.2 million and for the years ended December 31, 2025, 2024 and 2023, respectively.

(10.) BORROWINGS

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of December 31 (in thousands):

	2025	2024
Short-term borrowings:
FHLB	$109,000	$99,000
Long-term borrowings:
FHLB	50,000	50,000
Subordinated notes, net	143,653	74,842
Total long-term borrowings	193,653	124,842
Total borrowings	$302,653	$223,842

Short-term borrowings

Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which the Company typically utilizes to address short-term funding needs as they arise. Short-term FHLB borrowings at December 31, 2025 and 2024 consisted of $109.0 million and $99.0 million, respectively. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. As of December 31, 2025, loans pledged also served as collateral for letters of credit issued through the FHLB for the benefit of uninsured public funds deposits totaling $270.3 million. At December 31, 2025 and 2024, the Company’s short-term borrowings had a weighted average rate of 3.96% and 4.68%, respectively.

As of December 31, 2025, $50.0 million of the short-term borrowings balance was designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%; $30.0 million was designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669%; and $25.0 million was designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%.

(10.) BORROWINGS (Continued)

The Company has credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. The Company had approximately $240.1 million of immediate credit capacity with the FHLB and $942.2 million in secured borrowing capacity at the FRB discount window, none of which was outstanding at December 31, 2025. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. The Company had $155.0 million of credit available under unsecured federal funds purchased lines with various banks, with no amounts outstanding at December 31, 2025. Additionally, the Company had approximately $134.4 million of unencumbered liquid securities available for pledging as of December 31, 2025.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2025 and 2024, no amounts have been drawn on the line of credit.

Long-term borrowings

As of December 31, 2025 the Company had a long-term advance payable to FHLB of $50.0 million. The advance matures on January 20, 2026 and bears interest at a fixed rate of 4.05%. FHLB advances are collateralized by securities from our investment portfolio and certain qualifying loans.

On December 11, 2025, the Company completed a private placement of $80.0 million in aggregate principal of fixed-to-floating rate subordinated notes to qualified institutional buyers and institutional accredited investors that will be subsequently exchanged for subordinated notes with substantially the same terms (the “2025 Notes”) registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to registration rights agreements with the purchasers of the 2025 Notes. The 2025 Notes have a maturity date of December 15, 2035, and bear interest, payable semi-annually, at the rate of 6.50% per annum until December 15, 2030. Commencing on that date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financial Rate (“SOFR”) plus 312 basis points, payable quarterly until maturity. The Company is entitled to repay the 2025 Notes, in whole or in part, at any time on or after December 15, 2030, and to prepay the 2025 Notes in whole or in part at any time upon certain other specified events. Proceeds, net of debt issuance costs of $1.4 million, were $78.6 million. The Company intends to use the net proceeds to redeem the $65.0 million in outstanding debt issuances from 2015 and 2020, in the first quarter of 2026, as well as for general corporate purposes. Refer to Note 23, Subsequent Event, for more information. The 2025 Notes qualify as Tier 2 capital for regulatory purposes.

On October 7, 2020, the Company completed a private placement of $35.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2030 to qualified institutional buyers and accredited institutional investors that were subsequently exchanged for subordinated notes with substantially the same terms (the “2020 Notes”) registered under the Securities Act. The 2020 Notes have a maturity date of October 15, 2030 and bore interest, payable semi-annually, at the rate of 4.375% per annum, until October 15, 2025. Commencing on that date, the interest rate began repricing quarterly to an interest rate per annum equal to the then current three-month SOFR plus 4.265%, payable quarterly until maturity. The 2020 Notes became redeemable by the Company, in whole or in part, on any interest payment date after October 15, 2025. The 2020 Notes qualify as Tier 2 capital for regulatory purposes.

On April 15, 2015, the Company issued $40.0 million of 6.0% fixed to floating rate subordinated notes due April 15, 2030 (the “2015 Notes”) in a registered public offering. The 2015 Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to an annual interest rate equal to the then current three-month CME Term SOFR plus 4.20561%. The 2015 Notes became redeemable by the Company at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. The 2015 Notes qualify as Tier 2 capital for regulatory purposes.

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

(11.) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During 2025, such derivatives were used to hedge the variable cash flows associated with short-term borrowings. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows as of December 31, 2025 (dollars in thousands):

Effective Date	Expiration Date	Notional Amount	Pay Fixed Rate
4/11/2022	4/11/2027	$50,000	0.787%
1/24/2023	1/24/2026	$30,000	3.669%
5/5/2023	5/5/2026	$25,000	3.4615%

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $1.4 million in accumulated other comprehensive loss will be reclassified as a decrease to interest expense.

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

(11.) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of December 31 (in thousands):

			Asset Derivatives			Liability Derivatives
	Gross Notional Amount		Balance Sheet	Fair Value		Balance Sheet	Fair Value
	2025	2024	Line Item	2025	2024	Line Item	2025	2024
Derivatives designated as hedging instruments
Cash flow hedges	$105,000	$105,000	Other assets	$2,188	$4,693	Other liabilities	$-	$-
Total derivatives	$105,000	$105,000		$2,188	$4,693		$-	$-

Derivatives not designated as hedging instruments
Interest rate swaps (1)	$1,257,516	$1,123,909	Other assets	$26,817	$41,318	Other liabilities	$26,819	$41,319
Credit contracts	87,859	84,845	Other assets	-	-	Other liabilities	-	-
Mortgage banking	17,293	12,770	Other assets	112	122	Other liabilities	13	91
Total derivatives	$1,362,668	$1,221,524		$26,929	$41,440		$26,832	$41,410

(1)
The Company was holding collateral of $21.3 million and $46.0 million against its net obligations under these contracts at December 31, 2025 and December 31, 2024, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the years ended December 31 (in thousands):

	Line Item of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Undesignated Derivatives		2025	2024	2023
Interest rate swaps	Income from derivative instruments, net	$2,152	$738	$1,276
Credit contracts	Income from derivative instruments, net	327	5	109
Mortgage banking	Income from derivative instruments, net	67	(17)	(35)
Total undesignated		$2,546	$726	$1,350

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

Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	2025	2024
Commitments to extend credit	$1,395,340	$1,273,648
Standby letters of credit	20,504	14,559

(12.) COMMITMENTS AND CONTINGENCIES (Continued)

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

Unfunded Commitments

At December 31, 2025 and December 31, 2024, the allowance for credit losses for unfunded commitments totaled $5.5 million and $4.1 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. For the years ended December 31, 2025 and 2023, credit loss (benefit) expense for unfunded commitments was of a benefit of $1.4 million and $531 thousand, respectively, and for the year ended December 31, 2024 was a credit loss expense of $507 thousand, and was included in provision (benefit) for credit losses on the Company’s consolidated statements of operations.

Contingent Liabilities and Litigation

In the ordinary course of business there are various threatened and pending legal proceedings against the Company. Other than as disclosed below, management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

The court approved the previously disclosed settlement reached in the class action lawsuit to which the Company and the Bank were parties, brought by borrowers in New York and Pennsylvania in Pennsylvania state court regarding notices the Bank sent to defaulting borrowers after their vehicles were repossessed. As of December 31, 2025, the Company had met all of its obligations under the settlement agreement that was reached.

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

(13.) REGULATORY MATTERS (Continued)

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2025 includes, subject to limitation, $17.3 million of preferred stock.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses. Tier 2 capital for the Company also includes qualified subordinated debt. At December 31, 2025, the Company’s Tier 2 capital included $130.7 million of subordinated notes.

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

(13.) REGULATORY MATTERS (Continued)

The following table presents actual and required capital ratios as of December 31, 2025 and 2024 for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules (dollars in thousands):

	Actual		Minimum Capital Required – Basel III		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2025
Tier 1 leverage:
Company	$604,882	9.69%	$249,637	4.00%	$312,047	5.00%
Bank	649,202	10.44	248,832	4.00	311,041	5.00
CET1 capital:
Company	587,597	11.11	370,352	7.00	343,989	6.50
Bank	649,202	12.32	368,762	7.00	342,422	6.50
Tier 1 capital:
Company	604,882	11.43	449,713	8.50	423,259	8.00
Bank	649,202	12.32	447,782	8.50	421,442	8.00
Total capital:
Company	788,421	14.90	555,527	10.50	529,074	10.00
Bank	702,088	13.33	553,143	10.50	526,803	10.00

2024
Tier 1 leverage:
Company	$565,595	9.15%	$247,211	4.00%	$309,014	5.00%
Bank	603,964	9.79	246,712	4.00	308,391	5.00
CET1 capital:
Company	548,310	10.54	364,239	7.00	338,222	6.50
Bank	603,964	11.65	362,882	7.00	336,962	6.50
Tier 1 capital:
Company	565,595	10.87	442,291	8.50	416,273	8.00
Bank	603,964	11.65	440,643	8.50	414,723	8.00
Total capital:
Company	689,703	13.25	546,359	10.50	520,342	10.00
Bank	653,230	12.60	544,324	10.50	518,403	10.00

As of December 31, 2025 and 2024, the Company and Bank were considered “well capitalized” under all regulatory capital guidelines. Such determination has been made based on the Tier 1 leverage, CET1 capital, Tier 1 capital and total capital ratios.

Federal Reserve Requirements

The Bank is typically required to maintain cash on hand or on deposit at the FRB of New York according to the reserve requirements set by the FRB. In March 2020, the FRB reduced the required reserve to 0%. Accordingly, as of December 31, 2025 and 2024, the Bank was not required to maintain a reserve balance at the FRB of New York.

Dividend Restrictions

In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. As of December 31, 2025, $48.5 million of retained earnings was available to pay dividends.

(14.) SHAREHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 50,201,533 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 201,533 of which are preferred stock, par value $100 per share, which is designated into two classes: Class A of which 1,533 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock, of which 1,533 shares are authorized, and Fixed Rate Cumulative Perpetual Preferred Stock, Series A preferred stock, of which 7,503 shares are authorized. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. There were 172,848 shares of preferred stock issued and outstanding as of December 31, 2025 and 2024.

Common Stock

The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	Outstanding	Treasury	Issued
2025
Shares outstanding at beginning of year	20,076,572	622,984	20,699,556
Restricted stock awards issued	15,638	(15,638)	-
Restricted stock units released	56,935	(56,935)	-
Stock awards	5,872	(5,872)	-
Treasury stock purchases	(357,610)	357,610	-
Shares outstanding at end of year	19,797,407	902,149	20,699,556

2024
Shares outstanding at beginning of year	15,407,406	692,150	16,099,556
Common stock issued	4,600,000	-	4,600,000
Restricted stock awards issued	22,011	(22,011)	-
Restricted stock awards forfeited	(1,000)	1,000	-
Restricted stock units released	64,989	(64,989)	-
Stock awards	6,079	(6,079)	-
Treasury stock purchases	(22,913)	22,913	-
Shares outstanding at end of year	20,076,572	622,984	20,699,556

2023
Shares outstanding at beginning of year	15,340,001	759,555	16,099,556
Restricted stock awards issued	20,185	(20,185)	-
Restricted stock units released	59,984	(59,984)	-
Stock awards	10,591	(10,591)	-
Treasury stock purchases	(23,355)	23,355	-
Shares outstanding at end of year	15,407,406	692,150	16,099,556

Common Stock Offering

On December 13, 2024, the Company completed a public, underwritten offering of 4,600,000 shares of common stock at $25.00 per share, which included 600,000 as a result of the underwriters exercise of their overallotment option. The Company received net proceeds of $108.6 million after deducting underwriting discounts and commissions and other offering expenses from the sale of its common stock. See Note 18, Earnings (Loss) Per Share, for additional information regarding the common stock offering.

Share Repurchase Programs

In September 2025, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 1,006,379 shares of common stock, or approximately 5% of the Company’s then outstanding common shares (the “2025 Repurchase Program”), which replaced the prior share repurchase program authorized by the Board in June 2022. The 2025 Repurchase Program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program. As of December 31, 2025, 336,869 shares have been repurchased under the 2025 Share Repurchase Program at an average price of $31.98.

(14.) SHAREHOLDERS’ EQUITY (Continued)

Preferred Stock

Series A 3% Preferred Stock. There were 1,435 shares of Series A 3% preferred stock issued and outstanding as of December 31, 2025 and 2024. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right to, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.

Series B-1 8.48% Preferred Stock. There were 171,413 shares of Series B-1 8.48% preferred stock issued and outstanding as of December 31, 2025 and 2024. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right to, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

(15.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31 (in thousands):

	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount
2025
Securities available for sale and transferred securities:
Change in unrealized gain (loss) during the year	$26,875	$6,885	$19,990
Changes in unrealized gain on securities transferred to held to maturities	44	12	32
Reclassification adjustment for net losses included in net income (1)	(931)	(239)	(692)
Total securities available for sale and transferred securities	25,988	6,658	19,330
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	(2,361)	(605)	(1,756)
Pension obligations:
Net actuarial gain arising during the year	2,131	545	1,586
Amortization of prior year service cost	(536)	(136)	(400)
Amortization of net actuarial loss and prior service cost included in income	1,095	281	814
Total pension obligations	2,690	690	2,000
Other comprehensive income	$26,317	$6,743	$19,574
2024
Securities available for sale and transferred securities:
Change in unrealized (loss) gain during the year	$(11,413)	$(2,924)	$(8,489)
Changes in unrealized gain on securities transferred to held to maturities	53	14	39
Reclassification adjustment for net gains included in net income (1)	100,055	25,634	74,421
Total securities available for sale and transferred securities	88,695	22,724	65,971
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	(1,109)	(283)	(826)
Pension obligations:
Net actuarial (loss) gain arising during the year	2,172	556	1,616
Amortization of net actuarial loss and prior service cost included in income	775	199	576
Total pension obligations	2,947	755	2,192
Other comprehensive loss	$90,533	$23,196	$67,337
2023
Securities available for sale and transferred securities:
Change in unrealized (loss) gain during the year	$18,849	$4,829	$14,020
Reclassification adjustment for net gains included in net income (1)	3,642	934	2,708
Total securities available for sale and transferred securities	22,491	5,763	16,728
Hedging derivative instruments:
Change in unrealized gain (loss) during the year	(1,108)	(284)	(824)
Pension and post-retirement obligations:
Net actuarial gain (loss) arising during the year	(2,470)	(633)	(1,837)
Amortization of net actuarial loss and prior service cost included in income	4,677	1,198	3,479
Total pension and post-retirement obligations	2,207	565	1,642
Other comprehensive loss	$23,590	$6,044	$17,546

(1)
Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

(15.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension Obligations	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2025	$3,085	$(45,935)	$(9,754)	$(52,604)
Other comprehensive (loss) income before reclassifications	(1,756)	19,990	1,586	19,820
Amounts reclassified from accumulated other comprehensive income (loss)	-	(660)	414	(246)
Net current period other comprehensive (loss) income	(1,756)	19,330	2,000	19,574
Balance at December 31, 2025	$1,329	$(26,605)	$(7,754)	$(33,030)

Balance at January 1, 2024	$3,911	$(111,906)	$(11,946)	$(119,941)
Other comprehensive (loss) income before reclassifications	(826)	(8,489)	1,616	(7,699)
Amounts reclassified from accumulated other comprehensive income (loss)	-	74,460	576	75,036
Net current period other comprehensive (loss) income	(826)	65,971	2,192	67,337
Balance at December 31, 2024	$3,085	$(45,935)	$(9,754)	$(52,604)

Balance at January 1, 2023	$4,735	$(128,634)	$(13,588)	$(137,487)
Other comprehensive (loss) income before reclassifications	(824)	14,020	(1,837)	11,359
Amounts reclassified from accumulated other comprehensive income (loss)	-	2,708	3,479	6,187
Net current period other comprehensive (loss) income	(824)	16,728	1,642	17,546
Balance at December 31, 2023	$3,911	$(111,906)	$(11,946)	$(119,941)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statement of Operations
	2025	2024
Realized gain (loss) on sale of investment securities	$931	$(100,055)	Net gain (loss) on investment securities
Amortization of unrealized holding losses on investment securities transferred from available for sale to held to maturity	(44)	(53)	Interest and dividends on investment securities
	887	(100,108)	Total before tax
	(227)	25,648	Income tax benefit
	660	(74,460)	Net of tax
Amortization of pension items:
Net actuarial losses (1)	536	536	Salaries and employee benefits
Amortization of net actuarial losses	(1,095)	-	Salaries and employee benefits
Settlement charge (1)	-	(1,311)	Salaries and employee benefits
	(559)	(775)	Total before tax
	145	199	Income tax benefit
	(414)	(576)	Net of tax
Total reclassified for the period	$246	$(75,036)

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

In May 2015, the Company’s shareholders approved the 2015 Long-Term Incentive Plan (the “2015 Plan”) to replace the 2009 Management Stock Incentive Plan and the 2009 Directors’ Stock Incentive Plan (collectively, the “2009 Plans”). A total of 438,076 shares transferred from the 2009 Plans were available for grant pursuant to the 2015 Plan. In addition, any shares subject to outstanding awards under the 2009 Plans that were canceled, expired, forfeited or otherwise not issued or are settled in cash became available for future award grants under the 2015 Plan. In June 2021, the Company’s shareholders approved the Amended and Restated 2015 Long-Term Incentive Plan, which increased the total number of shares available for grant under the 2015 Plan by 734,000 shares, and in May 2025, the Company’s shareholders approved the Second Amended and Restated 2015 Long-Term Incentive Plan, which increased the total number of shares available for grant under the 2015 Plan by 400,000 shares. As of December 31, 2025, there were approximately 594,000 shares available for grant under the 2015 Plan.

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

The restricted stock awards granted to the directors and the restricted stock units granted to employees in 2025, 2024 and 2023 do not have rights to dividends or dividend equivalents.

There were no stock options awarded during 2025, 2024 or 2023. There was no unrecognized compensation expense related to unvested stock options as of December 31, 2025. There was no stock option activity for the year ended December 31, 2025.

The following table is a summary of restricted stock award activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	10,000	$17.49
Granted	15,638	25.35
Vested	(18,158)	20.88
Forfeited	-	-
Non-vested at end of year	7,480	$25.70

(16.) SHARE-BASED COMPENSATION (Continued)

The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2025, 2024 and 2023 was $25.35, $17.49, and $16.34, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $470 thousand, $368 thousand and $265 thousand, respectively.

The following is a summary of restricted stock units’ activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	290,048	$18.85
Granted	213,829	23.42
Vested	(56,935)	28.46
Forfeited	(37,753)	19.29
Non-vested at end of year	409,189	$19.86

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2025, 2024 and 2023 was $23.42, $16.34, and $16.46, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $1.5 million, $808 thousand and $976 thousand, respectively.

The following table is a summary of performance-based restricted stock units’ activity for the year ended December 31, 2025. Actual shares that have vested, or will vest depend on the level of attainment of the performance-based criteria:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	106,196	$18.55
Granted	42,232	23.27
Vested	-	-
Forfeited	(24,418)	27.41
Non-vested at end of year	124,010	$18.41

The weighted average grant date fair value of PSUs granted during the years ended December 31, 2025, 2024 and 2023 was $23.27, $15.59, and $16.66, respectively. The total fair value of PSUs that vested during the years ended December 31, 2025 and 2024 was $0 and $401 thousand respectively. As of December 31, 2025, the Company expects to pay out 0% of the 2023 and 2024 awards, as the threshold performance for any payout has not been met.

The Company amortizes the expense related to share-based compensation over the vesting period. Share-based compensation expense is recorded as a component of salaries and employee benefits in the consolidated statements of operations for awards granted to management and as a component of other noninterest expense for awards granted to directors. The share-based compensation expense and the total income tax benefit included in the statements on income for the years ended December 31 were as follows (in thousands):

	2025	2024	2023
Salaries and employee benefits	$2,686	$1,237	$1,346
Other noninterest expense	391	373	328
Total share-based compensation expense	$3,077	$1,610	$1,674

Income tax benefit realized for compensation costs	$505	$404	$444

As of December 31, 2025, there was $5.5 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.01 years.

(17.) INCOME TAXES

The income tax expense (benefit) for the years ended December 31 consisted of the following (in thousands):

	2025	2024	2023
Current tax expense (benefit):
Federal	$5,641	$9,031	$13,302
State	(699)	(185)	835
Total current tax expense	4,942	8,846	14,137
Deferred tax expense (benefit):
Federal	8,950	(26,987)	(1,136)
State	2,595	(8,361)	(212)
Total deferred tax expense (benefit)	11,545	(35,348)	(1,348)
Total income tax expense (benefit)	$16,487	$(26,502)	$12,789

The effective income tax rate differed from the U.S. federal statutory income tax rate for the years ended December 31 due to the following (dollars in thousands):

	2025
	Amount	Percent
Income before provision for income taxes	$91,354

Income tax expense (benefit) at U.S. federal statutory rate	19,184	21.00%
State and local income tax, net of federal income tax effect (1)	1,498	1.64
Tax credits:
Low-income housing tax credits	(2,140)	(2.24)
Historic tax credits	(1,903)	(2.21)
Nontaxable and nondeductible items
Company owned life insurance - Cash surrender value/premium	(2,366)	(2.59)
Company owned life insurance - Surrender gain & MEC penalty	2,634	2.88
Other nontaxable and nondeductible items	(45)	(0.05)
Other adjustments	(375)	(0.38)
Total	$16,487	18.05%

(1)
State taxes in New York made up the majority of the effect of the state and local tax category.

	2024	2023
Federal statutory income tax	(21.0%)	21.0%
Increase (decrease) resulting from:
Tax exempt interest income	(0.6)	(0.8)
Tax credits and adjustments	(6.4)	(2.1)
Net non-taxable earnings on company owned life insurance	(1.7)	0.9
State taxes, net of federal tax benefit	(9.9)	0.8
Other, net	0.7	0.5
Total	(38.9%)	20.3%

Total income tax expense (benefit) was as follows for the years ended December 31 (in thousands):

	2025	2024	2023
Income tax expense (benefit)	$16,487	$(26,502)	$12,789
Shareholders’ equity	6,743	23,196	6,044

(17.) INCOME TAXES (Continued)

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

Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. Therefore, no valuation allowance has been recorded as of December 31, 2025 and 2024.

In 2025 and 2024, the Company recognized the impact of its investments in limited partnerships and limited liability companies that generated qualifying tax credits resulting in a $4.5 million and $4.6 million reduction in income tax expense, respectively, and a $2.0 million and $775 thousand net loss recorded in noninterest income, respectively. See Note 1, Summary of Significant Accounting Policies, for the Company’s accounting policy for income taxes and these tax credit investments.

The Company’s net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	2025	2024
Deferred tax assets:
Allowance for credit losses	$13,550	$13,362
Leases–right of use obligations	8,047	8,351
Deferred compensation	1,689	1,168
Investments in limited partnerships	1,069	1,369
SERP agreements	25	45
Litigation settlement reserve	-	5,899
Share-based compensation	1,070	793
Tax attribute carryforward benefit	20,039	28,116
Net unrealized loss on securities available for sale	9,164	15,823
Accrued pension costs	389	463
Deferred loan origination costs	862	178
Other	1,424	1,219
Gross deferred tax assets	57,328	76,786
Deferred tax liabilities:
Leases–right of use assets	7,404	7,738
Prepaid expenses	859	1,015
Intangible assets	2,778	2,523
Depreciation and amortization	2,779	3,153
Loan servicing assets	453	409
Other	458	1,063
Gross deferred tax liabilities	14,731	15,901
Net deferred tax asset	$42,597	$60,885

The Company and its subsidiaries are primarily subject to federal and New York income taxes. The federal income tax years currently open for audit are 2022 through 2025. The New York income tax years currently open for audit are 2022 through 2025.

At December 31, 2025, the Company had tax attribute carryforward benefits totaling $20.0 million for federal and New York net operating losses and tax credit carryforwards generated in the fourth quarter of 2024, primarily due to the realized losses from the investment security repositioning. At December 31, 2025, the Company had a federal credit carryforward of $15.9 million that expires in 2044, and a New York net operating loss carryforward of $88.5 million that expires in 2044.

(17.) INCOME TAXES (Continued)

The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2025, 2024 and 2023. There were no material interest or penalties recorded in the income statement in income tax expense for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, there were no amounts accrued for interest or penalties related to uncertain tax positions.

During 2025, the Company made no income tax payments and received a refund of $17 thousand from New York.

(18.) EARNINGS (LOSS) PER COMMON SHARE

The following table presents a reconciliation of earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts):

	2025	2024	2023
Net income (loss) available to common shareholders	$73,409	$(43,105)	$48,805
Weighted average common shares outstanding:
Total shares issued	20,700	16,338	16,100
Unvested restricted stock awards	(9)	(10)	(8)
Treasury shares	(592)	(645)	(716)
Total basic weighted average common shares outstanding	20,099	15,683	15,376
Incremental shares from assumed:
Vesting of restricted stock awards	219	-	99
Total diluted weighted average common shares outstanding	20,318	15,683	15,475

Basic earnings (loss) per common share	$3.65	$(2.75)	$3.17
Diluted earnings (loss) per common share	$3.61	$(2.75)	$3.15

On December 13, 2024, the Company completed an underwritten public offering of 4,600,000 common shares at $25.00 per share. The Company’s basic weighted average common shares outstanding for the year ended December 31, 2025 included weighted average shares of 238,798 as a result of the public offering.

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

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive (in thousands):

	2025	2024	2023
Restricted stock awards	-	296	-

There were no participating securities outstanding for the years ended December 31, 2025, 2024 and 2023. Therefore, the two-class method of calculating basic and diluted EPS was not applicable for the years presented.

(19.) EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Agreements

The Company has non-qualified Supplemental Executive Retirement Agreements (“SERPs”) covering certain former executives. The unfunded liability related to the SERPs was $101 thousand and $181 thousand at December 31, 2025 and 2024, respectively. SERP expense was $5 thousand, $9 thousand and $17 thousand for 2025, 2024 and 2023, respectively.

Defined Contribution Plan

Employees that meet specified eligibility conditions are eligible to participate in the Company sponsored 401(k) plan. Under this plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company is also permitted to make additional discretionary contributions, although no such additional discretionary contributions were made in 2025, 2024 or 2023.

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

The following table provides a reconciliation of the Company’s changes in the Plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	2025	2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$67,506	$74,345
Service cost	1,686	1,962
Interest cost	3,552	3,444
Actuarial gain	931	2,217
Benefits paid and plan expenses	(6,065)	(3,846)
Assumption changes	847	(5,084)
Settlements	-	(5,532)
Projected benefit obligation at end of period	68,457	67,506
Change in plan assets:
Fair value of plan assets at beginning of period	65,700	73,186
Actual return on plan assets	7,305	1,891
Benefits paid and plan expenses	(6,066)	(3,845)
Settlements	-	(5,532)
Fair value of plan assets at end of period	66,939	65,700
Funded status at end of period	$(1,518)	$(1,806)

The accumulated benefit obligation was $68.0 million and $67.0 million at December 31, 2025 and 2024, respectively.

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of the Internal Revenue Code. The Company has no minimum required contribution for the 2026 fiscal year.

Estimated benefit payments under the Plan over the next ten years as of December 31, 2025 are as follows (in thousands):

Amount
2026	$5,192
2027	4,714
2028	4,728
2029	4,988
2030	5,016
2031 - 2034	26,310

(19.) EMPLOYEE BENEFIT PLANS (Continued)

Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2025	2024	2023
Service cost	$1,686	$1,962	$1,788
Interest cost on projected benefit obligation	3,552	3,444	3,421
Expected return on plan assets	(3,395)	(4,017)	(3,511)
Amortization of unrecognized loss	1,095	1,430	1,264
Amortization of unrecognized prior service credit	(536)	(536)	(492)
Net periodic pension cost	2,402	2,283	2,470
Settlement charge	-	1,310	-
Total pension cost	$2,402	$3,593	$2,470

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2025	2024	2023
Weighted average discount rate	5.45%	4.78%	4.98%
Rate of compensation increase	4.00%	4.00%	3.00%
Expected long-term rate of return	6.50%	6.50%	6.00%

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2025	2024	2023
Weighted average discount rate	5.33%	5.45%	4.78%
Rate of compensation increase	4.00%	4.00%	4.00%

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

The following table represents the Plan’s target asset allocation and actual asset allocation, respectively, as of December 31, 2025 and 2024:

	2025		2024
	Target	Actual	Target	Actual
Asset Category:	Allocation	Allocation	Allocation	Allocation
Cash and cash equivalents	0.00%	(1.77)%	0.00%	(2.91)%
Equity securities	30.00	33.46	30.00	35.51
Fixed income securities	15.00	26.23	15.00	18.95
Alternative investments	55.00	42.08	55.00	48.45

(19.) EMPLOYEE BENEFIT PLANS (Continued)

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

The Fund is valued utilizing the valuation policies set forth by JP Morgan’s asset management committee. Underlying investments for which market quotations are readily available are valued at their market value. Underlying investments for which market quotations are not readily available are fair valued by approved affiliated and/or unaffiliated pricing vendors, third-party broker-dealers or methodologies as approved by the asset management committee. Fixed income instruments are valued based on prices received from approved affiliated and unaffiliated pricing vendors or third-party broker-dealers (collectively referred to as “Pricing Services”). The Pricing Services use multiple valuation techniques to determine the valuation of fixed income instruments. In instances where sufficient market activity exists, the Pricing Services may utilize a market-based approach through which trades or quotes from market makers are used to determine the valuation of these instruments. In instances where sufficient market activity may not exist, the Pricing Services also utilize proprietary valuation models which may consider market transactions in comparable securities and the various relationships between securities in determining fair value and/or market characteristics in order to estimate the relevant cash flows, which are then discounted to calculate the fair values. Equities and other exchange-traded instruments are valued at the last sales price or official market closing price on the primary exchange on which the instrument is traded before the net asset values (“NAV”) of the Funds are calculated on a valuation date. Futures contracts are generally valued on the basis of available market quotations. Forward foreign currency exchange contracts are valued utilizing market quotations from approved Pricing Services. The Fund invests in the Commingled Pension Trust Fund (“Strategic Property Fund”) of JPMorgan (the “SPF”), which holds significant amounts of investments which have been fair valued at December 31, 2025 and 2024.

During the years ended December 31, 2025 and 2024, there were no transfers in or out of Levels 1, 2 or 3. In addition, there were no changes in valuation methodologies during the years ended December 31, 2025 and 2024.

The major categories of Plan assets measured at fair value on a recurring basis as of December 31 are presented in the following tables (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2025
Cash equivalents:
Cash (including foreign currencies)	$19	$-	$-	$19
Short term investment funds	255	-	-	255
Total cash equivalents	274	-	-	274
Equity securities:
Commingled pension trust funds	21,918	-	-	21,918
Total equity securities	21,918	-	-	21,918
Fixed income securities:
Commingled pension trust funds	17,181	-	-	17,181
Corporate bonds	-	1	-	1
Total fixed income securities	17,181	1	-	17,182
Other investments:
Commingled pension trust funds	27,565	-	-	27,565
Total Plan investments	$66,938	$1	$-	$66,939

At December 31, 2025, the portfolio was substantially managed by one investment firm, with control of approximately 98% of the Plan’s assets. A portfolio concentration of 98% in the JPMCB LDI Diversified Balanced Fund, a commingled pension trust fund (“CPTF”), existed at December 31, 2025.

(19.) EMPLOYEE BENEFIT PLANS (Continued)

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2024
Cash equivalents:
Cash (including foreign currencies)	$18	$-	$-	$18
Short term investment funds	948	-	-	948
Total cash equivalents	966	-	-	966
Equity securities:
Commingled pension trust funds	22,337	-	-	22,337
Total equity securities	22,337	-	-	22,337
Fixed income securities:
Commingled pension trust funds	11,919	-	-	11,919
Corporate bonds	-	1	-	1
Total fixed income securities	11,919	1	-	11,920
Other investments:
Commingled pension trust funds	30,477	-	-	30,477
Total Plan investments	$65,699	$1	$-	$65,700

At December 31, 2024, the portfolio was substantially managed by one investment firm, with control of approximately 96% of the Plan’s assets. A portfolio concentration of 96% in the JPMCB LDI Diversified Balanced Fund, a CPTF, existed at December 31, 2024.

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

(20.) FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2025
Measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities	$-	$877,631	$-	$877,631
Other debt securities	-	44,841	-	44,841
Other assets:
Hedging derivative instruments	-	2,188	-	2,188
Fair value adjusted through comprehensive income	$-	$924,660	$-	$924,660
Other assets:
Derivative instruments–interest rate products	$-	$26,817	$-	$26,817
Derivative instruments–mortgage banking	-	112	-	112
Other liabilities:
Derivative instruments–interest rate products	-	(26,819)	-	(26,819)
Derivative instruments–mortgage banking	-	(13)	-	(13)
Fair value adjusted through net income	$-	$97	$-	$97

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$3,365	$-	$3,365
Collateral dependent loans	-	-	45,541	45,541
Other assets:
Long-lived assets held for sale	-	-	264	264
Mortgage servicing rights	-	-	1,767	1,767
Other real estate owned	-	-	94	94
Total	$-	$3,365	$47,666	$51,031

(20.) FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2024
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$902,384	$-	$902,384
Mortgage-backed securities	-	8,721	-	8,721
Other assets:
Hedging derivative instruments	-	4,693	-	4,693
Fair value adjusted through comprehensive income	$-	$915,798	$-	$915,798
Other assets:
Derivative instruments – interest rate products	$-	$41,318	$-	$41,318
Derivative instruments – mortgage banking	-	122	-	122
Other liabilities:
Derivative instruments – interest rate products	-	(41,319)	-	(41,319)
Derivative instruments – mortgage banking	-	(91)	-	(91)
Fair value adjusted through net income	$-	$30	$-	$30

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$2,280	$-	$2,280
Collateral dependent loans	-	-	56,246	56,246
Other assets:
Long-lived assets held for sale	-	-	596	596
Mortgage servicing rights	-	-	1,597	1,597
Other real estate owned	-	-	60	60
Total	$-	$2,280	$58,499	$60,779

There were no transfers between Levels 1 and 2 during the years ended December 31, 2025 and 2024. There were no liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2025 and 2024.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2025:

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value / Range
Collateral dependent loans	$45,541	Appraisal of collateral (1)	Appraisal adjustments (2)	10.72% (3) / 0 - 50.0%
Loan servicing rights	$1,767	Discounted cash flow	Discount rate	12.5% (3)
			Constant prepayment rate	16.7% (3)
Long-lived assets held for sale	$264	Appraisal of collateral (1)	Appraisal adjustments (2)	12.0% (3)
Other real estate owned	$94	Appraisal of collateral (1)	Appraisal adjustments (2)	40.0%

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

(20.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the years ended December 31, 2025 and 2024.

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

(20.) FAIR VALUE MEASUREMENTS (Continued)

The following presents the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of December 31, 2025 and 2024 (in thousands):

		2025		2024
	Level in Fair Value Measurement Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$108,751	$108,751	$87,321	$87,321
Securities available for sale	Level 2	922,472	922,472	911,105	911,105
Securities held to maturity, net	Level 2	84,708	76,256	116,001	104,556
Loans held for sale	Level 2	3,365	3,365	2,280	2,280
Loans	Level 2	4,564,939	4,492,272	4,374,917	4,277,167
Loans⁽¹⁾	Level 3	45,541	45,541	56,246	56,246
Long-lived assets held for sale	Level 3	264	264	596	596
Accrued interest receivable	Level 1	25,103	25,103	23,748	23,748
Derivative instruments–cash flow hedge	Level 2	2,188	2,188	4,693	4,693
Derivative instruments–interest rate products	Level 2	26,817	26,817	41,318	41,318
Derivative instruments–mortgage banking	Level 2	112	112	122	122
FHLB and FRB stock	Level 2	21,632	21,632	18,261	18,261
Financial liabilities:
Non-maturity deposits	Level 1	3,519,848	3,519,848	3,559,559	3,559,559
Time deposits	Level 2	1,686,500	1,683,492	1,545,172	1,541,013
Short-term borrowings	Level 1	109,000	109,000	99,000	99,000
Long-term borrowings	Level 2	193,653	227,081	124,842	127,402
Accrued interest payable	Level 1	21,436	21,436	25,856	25,856
Derivative instruments–interest rate products	Level 2	26,819	26,819	41,319	41,319
Derivative instruments–mortgage banking	Level 2	13	13	91	91

(1)
Comprised of collateral dependent loans.

(21.) PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements pertaining only to the Parent are presented below (in thousands).

Condensed Statements of Financial Condition	December 31,
	2025	2024
Assets:
Cash and due from subsidiary	$85,980	$53,233
Investment in and receivables due from subsidiary	682,941	612,742
Other assets	14,021	15,884
Total assets	$782,942	$681,859
Liabilities and shareholders’ equity:
Deposits	$2	$2
Long-term borrowings, net of issuance costs of $1,347 and $158, respectively	143,653	74,842
Other liabilities	10,433	38,031
Shareholders’ equity	628,854	568,984
Total liabilities and shareholders’ equity	$782,942	$681,859

(21.) PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Operations	Years ended December 31,
	2025	2024	2023
Dividends from subsidiary and associated companies	$34,500	$23,900	$18,000
Management and service fees from subsidiaries	559	542	527
Other income	396	13,806	463
Total income	35,455	38,248	18,990
Interest expense	4,782	4,242	4,242
Operating expenses	4,498	27,370	3,119
Total expense	9,280	31,612	7,361
Income before income tax benefit and equity in undistributed earnings of subsidiary	26,175	6,636	11,629
Income tax benefit	2,254	4,288	1,647
Income before equity in (excess distribution of) undistributed earnings of subsidiary	28,429	10,924	13,276
Equity in (excess distribution of) undistributed earnings of subsidiary	46,438	(52,570)	36,988
Net income (loss)	$74,867	$(41,646)	$50,264

Condensed Statements of Cash Flows	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$74,867	$(41,646)	$50,264
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in) excess distributions of undistributed earnings of subsidiary	(46,438)	52,570	(36,988)
Gain on sale of assets of subsidiary	-	(13,658)	-
Provision for litigation settlement	-	23,022	-
Provision for deferred taxes	4,055	(4,129)	95
Depreciation and amortization	73	73	76
Share-based compensation	3,077	1,610	1,674
Increase in other assets	(6,288)	(265)	(2,387)
(Decrease) increase in other liabilities	(27,648)	(840)	111
Net cash provided by operating activities	1,698	16,737	12,845
Cash flows from investing activities:
Capital investment in subsidiaries	-	(95,000)	-
Proceeds from sale of assets of subsidiary	-	27,000	-
Net cash used in investing activities	-	(68,000)	-
Cash flows from financing activities:
Issuance of long-term debt, net of issuance costs	68,642	-	-
Purchase of preferred and common shares	(11,419)	(433)	(571)
Proceeds from issuance of common shares	-	108,572	-
Dividends paid	(26,174)	(19,974)	(19,745)
Net cash provided by (used in) financing activities	31,049	88,165	(20,316)
Net increase (decrease) in cash and cash equivalents	32,747	36,902	(7,471)
Cash and cash equivalents as of beginning of year	53,233	16,331	23,802
Cash and cash equivalents as of end of the year	$85,980	$53,233	$16,331

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

The following table presents balance sheet information of the Company’s segment as of December 31, (in thousands):

	2025	2024
Goodwill	$48,536	$48,536
Segment assets	6,235,223	6,080,731
Reconciliation of consolidated total assets:
Goodwill - Courier Capital	9,585	9,585
Intangible assets - Courier Capital	2,222	2,637
Other assets	27,110	24,735
Elimination of intercompany receivables	-	(603)
Consolidated total assets	$6,274,140	$6,117,085

(22.) SEGMENT REPORTING (Continued)

The following table presents information regarding the Company’s segment for the years ended December 31, (in thousands).

	2025	2024	2023
Interest income	$332,989	$313,231	$286,133
Interest expense	128,221	145,400	116,176
Segment net interest income	204,768	167,831	169,957
Noninterest income (loss)	33,642	(72,025)	31,893
Segment noninterest expense	129,482	143,502	121,822
Income (loss) before provision for credit losses and income taxes	108,928	(47,696)	80,028
Provision for credit losses	(11,626)	(6,150)	(13,681)
Income (loss) before income taxes	97,302	(53,846)	66,347
Income tax (expense) benefit	(18,114)	22,988	(13,618)
Segment net income (loss)	$79,188	$(30,858)	$52,729

Reconciliation of consolidated net interest income:
Interest expense (1)	4,782	4,242	4,242
Consolidated net interest income	199,986	163,589	165,715

Reconciliation of consolidated net income (loss):
Gain on sale of assets of subsidiary	-	13,658	-
Insurance income (2)	-	2,130	6,692
Investment advisory income (3)	11,553	10,276	10,117
Other fees and income	(240)	(720)	(458)
Other noninterest expense	(12,479)	(35,404)	(15,403)
Income (loss) before income tax benefit	73,240	(45,160)	49,435
Income tax benefit	1,627	3,514	829
Consolidated net income (loss)	$74,867	$(41,646)	$50,264

____________________________________________

(1) Interest expense represents interest on the subordinated notes, held at the Parent.

(2) Insurance income represents income from our former subsidiary, SDN, which we sold the assets of on April 1, 2024.

(3) Investment advisory income represents income from our subsidiary Courier Capital.

(23.) SUBSEQUENT EVENT

As anticipated, on January 15, 2026, the Company used $65.0 million of the proceeds from the debt issuance of the 2025 Notes to call the outstanding balances of the 2020 and 2015 Notes.

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

Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2025, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

RSM US LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2025 which are included in this Annual Report on Form 10-K, and has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The Report of the Independent Registered Public Accounting Firm that attests the effectiveness of internal control over financial reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Proposal 1 - Election of Directors,” “Business Experience and Qualification of Directors,” “Our Executive Officers” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.

Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Committees of the Board” in the 2026 Proxy Statement and is incorporated herein by reference.

Information concerning the Company’s Code of Business Conduct and Ethics and insider trading policies and procedures are set forth under the caption “Corporate Governance and Board Matters” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2026 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Management Development & Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Management Development & Compensation Committee Report” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in the 2026 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2025, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
		Weighted average	remaining for future
	Number of securities to	exercise price	issuance under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan Category	(a) (1)	(b) (1)	(c)
Equity compensation plans approved by shareholders	533,199	$-	594,217
Equity compensation plans not approved by shareholders	-	$-	-

(1)
Comprised of restricted stock units granted under our 2015 Second Amended and Restated Long Term Incentive Plan. See Note 16, Share-Based Compensation, of the notes to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for further details. All restricted stock units are excluded from the weighted average exercise price column.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, the information set forth in the 2026 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Director Independence and Qualifications” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in the 2026 Proxy Statement under the heading “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and subsidiaries under Item 8 “Financial Statements and Supplementary Data” of Part II of this Annual Report on Form 10-K.

(b)
EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
3.2	Amended and Restated Bylaws of Financial Institutions, Inc.	Incorporated by reference to Exhibit 3.1 of the Form 8-K, dated June 25, 2019
4.1	Subordinated Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated April 15, 2015
4.2	First Supplemental Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.3	Form of Global Note to represent the 6.00% Fixed-to-Floating Rate Subordinated Notes due April 15, 2030	Incorporated by reference to Exhibit A of Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.4	Subordinated Indenture, dated as of October 7, 2020, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated October 7, 2020.
4.5	Form of 4.375% Fixed-to-Floating Rate Subordinated Note due October 15, 2030	Included in Exhibit 4.4.
4.6	Description of the Company’s Securities	Incorporated by reference to Exhibit 4.4 of the Form 10-K for the year ended December 31, 2019, dated March 4, 2020.
4.7	Subordinated Indenture, dated as of December 11, 2025, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated December 11, 2025
4.8	Form of 6.50% Fixed-to-Floating Rate Subordinated Note due December 11, 2035	Included in Exhibit 4.7
10.1	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012
10.2	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2014, dated August 5, 2014
10.3	Financial Institutions, Inc. Second Amended and Restated 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2025, dated August 4, 2025
10.4	Form of Director Annual Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.4 of the Form 10-K for the year ended December 31, 2022, dated March 9, 2023
10.5	Form of Director “In Lieu of Cash Fees” Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.6	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of the Form 10-K for the year ended December 31, 2022, dated March 9, 2023

Exhibit Number	Description	Location
10.7	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2022, dated March 9, 2023
10.8	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended December 31, 2022, dated March 9, 2023
10.9	Amended and Restated Executive Agreement, dated May 3, 2017, by and between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 4, 2017
10.11	Form of Executive Agreement	Incorporated by reference to Exhibit 10.15 of the Form 10-K for the year ended December 31, 2020, dated March 15, 2021
10.12	Form of Performance Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended March 31, 2021, dated May 10, 2021
10.13	Financial Institutions, Inc. Executive Incentive Plan, effective as of January 1, 2021	Incorporated by reference to Exhibit 10.13 of the Form 10-K for the year ended December 31, 2021, dated March 10, 2022
10.14	Class Action Settlement Agreement and Release, dated March 7, 2025	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 10, 2025
19	Insider Trading Policy	Incorporated by reference to Exhibit 19 of the Form 10-K for the year ended December 31, 2024, and dated March 12, 2025.
21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP	Filed Herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
97	Policy Relating to Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 97 of the Form 10-K for the year ended December 31, 2023, dated March 13, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

All material agreements consist of management contracts, compensatory plans or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

March 9, 2026	By:	/s/ Martin K. Birmingham
Martin K. Birmingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Martin K. Birmingham	Director, President and Chief Executive Officer	March 9, 2026
Martin K. Birmingham	(Principal Executive Officer)

/s/ W. Jack Plants, II	Executive Vice President, Chief Financial Officer and Treasurer	March 9, 2026
W. Jack Plants, II	(Principal Financial Officer)

/s/ Sandra L. Byers	Senior Vice President and Controller	March 9, 2026
Sandra L. Byers	(Principal Accounting Officer)

/s/ Donald K. Boswell	Director	March 9, 2026
Donald K. Boswell

/s/ Dawn H. Burlew	Director	March 9, 2026
Dawn H. Burlew

/s/ Andrew W. Dorn, Jr.	Director	March 9, 2026
Andrew W. Dorn, Jr.

/s/ Robert M. Glaser	Director	March 9, 2026
Robert M. Glaser

/s/ Bruce W. Harting	Director	March 9, 2026
Bruce W. Harting

/s/ Susan R. Holliday	Director, Chair	March 9, 2026
Susan R. Holliday

/s/ Robert N. Latella	Director	March 9, 2026
Robert N. Latella

/s/ Angela J. Panzarella	Director	March 9, 2026
Angela J. Panzarella

/s/ Robert L. Schrader	Director	March 9, 2026
Robert L. Schrader

/s/ Kim E. VanGelder	Director	March 9, 2026
Kim E. VanGelder

/s/ Mark A. Zupan	Director	March 9, 2026
Mark A. Zupan