Form 10-Q
period 2026-03-31
FINANCIAL INSTITUTIONS INC
filed 2026-05-04
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The registrant had 19,686,370 shares of Common Stock, $0.01 par value, outstanding as of April 28, 2026.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$56,285	$57,138
Interest-bearing deposits in other banks	29,166	51,613
Total cash and cash equivalents	85,451	108,751
Securities available for sale, at fair value (amortized cost of $1,047,694 and $958,142, respectively)	1,003,697	922,472
Securities held to maturity, at amortized cost (net of allowance for credit losses of $2) (fair value of $73,283 and $76,256, respectively)	82,074	84,708
Loans held for sale	1,034	3,365
Loans (net of allowance for credit losses of $44,661 and $47,386, respectively)	4,582,926	4,610,480
Company owned life insurance	179,159	176,394
Premises and equipment, net	38,417	39,894
Goodwill	58,121	58,121
Other intangible assets, net	2,124	2,222
Other assets	261,780	267,733
Total assets	$6,294,783	$6,274,140
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$953,397	$962,724
Interest-bearing demand	744,690	672,323
Savings and money market	1,984,048	1,884,801
Time deposits	1,655,746	1,686,500
Total deposits	5,337,881	5,206,348
Short-term borrowings	114,000	109,000
Long-term borrowings, net of issuance costs of $1,379 and $1,347, respectively	78,621	193,653
Other liabilities	132,611	136,285
Total liabilities	5,663,113	5,645,286
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,413 shares issued	17,142	17,142
Total preferred equity	17,285	17,285
Common stock, $0.01 par value; 50,000,000 shares authorized; 20,699,556 shares issued	207	207
Additional paid-in capital	232,776	234,398
Retained earnings	451,479	437,139
Accumulated other comprehensive loss	(39,327)	(33,030)
Treasury stock, at cost; 1,013,186 and 902,149 shares, respectively	(30,750)	(27,145)
Total shareholders’ equity	631,670	628,854
Total liabilities and shareholders’ equity	$6,294,783	$6,274,140

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	2026	2025
Interest income:
Interest and fees on loans	$69,495	$68,790
Interest and dividends on investment securities	11,785	11,487
Other interest income	283	774
Total interest income	81,563	81,051
Interest expense:
Deposits	27,232	32,136
Short-term borrowings	640	491
Long-term borrowings	1,698	1,560
Total interest expense	29,570	34,187
Net interest income	51,993	46,864
Provision for credit losses	2,239	2,928
Net interest income after provision for credit losses	49,754	43,936
Noninterest income:
Service charges on deposits	1,044	1,052
Card interchange income	1,892	1,840
Investment advisory	3,061	2,737
Company owned life insurance	2,772	2,777
Investments in limited partnerships	224	415
Loan servicing	151	123
Income from derivative instruments, net	239	250
Net gain on sale of loans held for sale	125	117
Net gain on sale of investment securities	328	—
Net loss on other assets	(481)	—
Net loss on tax credit investments	(452)	(514)
Other	1,770	1,576
Total noninterest income	10,673	10,373
Noninterest expense:
Salaries and employee benefits	18,601	16,898
Occupancy and equipment	3,865	3,590
Professional services	1,350	1,691
Computer and data processing	6,211	5,487
FDIC assessments	986	1,467
Advertising and promotions	524	342
Amortization of intangibles	98	107
Deposit-related charged-off items (recoveries) expense	109	(294)
Other	3,851	4,397
Total noninterest expense	35,595	33,685
Income before income taxes	24,832	20,624
Income tax expense	3,847	3,746
Net income	$20,985	$16,878
Preferred stock dividends	364	365
Net income available to common shareholders	$20,621	$16,513
Earnings per common share (Note 2):
Basic	$1.05	$0.82
Diluted	$1.04	$0.81
Cash dividends declared per common share	$0.32	$0.31

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2026	2025
Net income	$20,985	$16,878
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	(6,185)	11,145
Hedging derivative instruments	(140)	(640)
Pension and post-retirement obligations	28	104
Total other comprehensive (loss) income, net of tax	(6,297)	10,609
Comprehensive income	$14,688	$27,487

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2026 and 2025

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2025	$17,285	$207	$234,398	$437,139	$(33,030)	$(27,145)	$628,854
Comprehensive (loss) income:
Net income	—	—	—	20,985	—	—	20,985
Other comprehensive loss, net of tax	—	—	—	—	(6,297)	—	(6,297)
Purchases of common stock for treasury	—	—	—	—	—	(6,130)	(6,130)
Share-based compensation plans:
Share-based compensation	—	—	903	—	—	—	903
Restricted stock units released	—	—	(2,525)	—	—	2,525	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.32 per share	—	—	—	(6,281)	—	—	(6,281)
Balance at March 31, 2026	$17,285	$207	$232,776	$451,479	$(39,327)	$(30,750)	$631,670

Balance at December 31, 2024	$17,285	$207	$233,421	$388,665	$(52,604)	$(17,990)	$568,984
Comprehensive income (loss):
Net income	—	—	—	16,878	—	—	16,878
Other comprehensive income, net of tax	—	—	—	—	10,609	—	10,609
Purchases of common stock for treasury	—	—	—	—	—	(481)	(481)
Share-based compensation plans:
Share-based compensation	—	—	506	—	—	—	506
Restricted stock units released	—	—	(1,452)	—	—	1,452	—
Restricted stock awards issued	—	—	(19)	—	—	19	—
Stock awards	—	—	(1)	—	—	19	18
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.31 per share	—	—	—	(6,221)	—	—	(6,221)
Balance at March 31, 2025	$17,285	$207	$232,455	$398,957	$(41,995)	$(16,981)	$589,928

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$20,985	$16,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,802	1,910
Net (accretion) amortization of (discounts) premiums on securities	(2,003)	(962)
Provision for credit losses	2,239	2,928
Share-based compensation	903	506
Deferred income tax expense	1,628	483
Proceeds from sale of loans held for sale	10,946	6,888
Originations of loans held for sale	(8,490)	(4,878)
Income on company owned life insurance	(2,772)	(2,777)
Net gain on sale of loans held for sale	(125)	(117)
Net gain on investment securities	(328)	—
Net loss on other assets	481	—
Decrease in other assets	2,892	10,982
Decrease in other liabilities	(4,470)	(21,836)
Net cash provided by operating activities	23,688	10,005
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(152,968)	(15,879)
Held to maturity	(747)	(1,235)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale securities	51,642	15,965
Held to maturity	3,380	4,104
Proceeds from sales of securities available for sale	18,379	—
Net decrease (increase) in loans	25,199	(76,443)
Purchase of company owned life insurance	(22)	(72,984)
Purchases of premises and equipment	(650)	(816)
Net cash used in investing activities	(55,787)	(147,288)
Cash flows from financing activities:
Net increase in deposits	131,533	268,179
Short-term borrowings, by original maturity:
Net increase (decrease) in short-term borrowings	5,000	(44,000)
Repayment of long-term borrowings	(115,000)	—
Purchases of common stock for treasury	(6,130)	(481)
Cash dividends paid to common and preferred shareholders	(6,604)	(6,384)
Net cash provided by financing activities	8,799	217,314
Net (decrease) increase in cash and cash equivalents	(23,300)	80,031
Cash and cash equivalents, beginning of period	108,751	87,321
Cash and cash equivalents, end of period	$85,451	$167,352

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc. (individually referred to herein as the “Parent Company,” or “Parent,” and together with its subsidiaries, collectively referred to herein as the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). The Parent's common stock is traded on the Nasdaq Global Select Market under the ticker symbol “FISI.” The Company provides diversified financial services through its subsidiaries, Five Star Bank (the “Bank”), a New York chartered bank, which provides a full range of banking services to consumer, commercial and municipal customers in Western and Central New York, and commercial loans in the Mid-Atlantic region, through a loan production office in Ellicott City, Maryland (a suburb of Baltimore, Maryland) and the Central New York region, through an office in Syracuse, New York; and Courier Capital, LLC (“Courier Capital”), an SEC-registered investment advisory and wealth management firm. The Company provides a full range of banking and related financial services to consumer, commercial and municipal customers through its bank and non-bank subsidiaries.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated and contain adequate disclosures to make the information presented not misleading. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

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

Supplemental cash flow information is summarized as follows for the three months ended March 31, 2026, and 2025 (in thousands):

	2026	2025
Supplemental information:
Cash paid for interest	$22,057	$36,246
Cash paid for income taxes	—	—
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	94	60
Transfer of premises and equipment to assets held for sale	425	—
Accrued and declared unpaid dividends	6,645	6,586

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Recently Adopted or Issued

Standards Adopted in 2026

None.

Standards Not Yet Effective

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. There were no participating securities outstanding for the three months ended March 31, 2026 and 2025. Therefore, the two-class method of calculating basic and diluted EPS was not applicable for the periods presented.

	Three months ended March 31,
	2026	2025
Net income available to common shareholders	$20,621	$16,513
Weighted average common shares outstanding:
Total shares issued	20,700	20,700
Unvested restricted stock awards	(7)	(10)
Treasury shares	(1,051)	(617)
Total basic weighted average common shares outstanding	19,642	20,073
Incremental shares from assumed:
Vesting of restricted stock awards	280	212
Total diluted weighted average common shares outstanding	19,922	20,285

Basic earnings per common share	$1.05	$0.82
Diluted earnings per common share	$1.04	$0.81

For the three months ended March 31, 2026 and 2025, no average shares were excluded from the computation of diluted EPS because the effect would be antidilutive.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities, by security type, are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2026
Securities available for sale:
U.S. Treasury bills	$99,791	$—	$1	$99,790
Mortgage-backed securities:
Residential mortgage-backed securities	440,697	3,857	21,007	423,547
Commercial mortgage-backed securities	5,082	72	—	5,154
Residential collateralized mortgage obligations	126,197	737	3,186	123,748
Commercial collateralized mortgage obligations	317,726	15	24,594	293,147
Total mortgage-backed securities	889,702	4,681	48,787	845,596
Other debt securities	58,201	569	459	58,311
Total available for sale securities	$1,047,694	$5,250	$49,247	$1,003,697
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$6,851	$—	$162	$6,689
State and political subdivisions	31,704	3	4,741	26,966
Mortgage-backed securities:
Residential mortgage-backed securities	21,837	—	2,243	19,594
Commercial mortgage-backed securities	4,958	—	687	4,271
Residential collateralized mortgage obligations	16,143	—	952	15,191
Commercial collateralized mortgage obligations	583	—	11	572
Total mortgage-backed securities	43,521	—	3,893	39,628
Total held to maturity securities	82,076	$3	$8,796	$73,283
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$82,074

December 31, 2025
Securities available for sale:
Mortgage-backed securities:
Residential mortgage-backed securities	$472,898	$8,445	$20,775	$460,568
Commercial mortgage-backed securities	5,089	62	—	5,151
Residential collateralized mortgage obligations	117,118	1,409	3,095	115,432
Commercial collateralized mortgage obligations	318,429	225	22,174	296,480
Total mortgage-backed securities	913,534	10,141	46,044	877,631
Other debt securities	44,608	470	237	44,841
Total available for sale securities	$958,142	$10,611	$46,281	$922,472
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$6,813	$—	$124	$6,689
State and political subdivisions	32,829	28	4,577	28,280
Mortgage-backed securities:
Residential mortgage-backed securities	22,319	—	2,191	20,128
Commercial mortgage-backed securities	4,965	—	693	4,272
Residential collateralized mortgage obligations	17,172	—	887	16,285
Commercial collateralized mortgage obligations	612	—	10	602
Total mortgage-backed securities	45,068	—	3,781	41,287
Total held to maturity securities	84,710	$28	$8,482	$76,256
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$84,708

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $3.8 million and $3.5 million as of March 31, 2026 and December 31, 2025, respectively. For held to maturity (“HTM”) debt securities, AIR totaled $366 thousand and $348 thousand as of March 31, 2026 and December 31, 2025, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three months ended March 31, 2026 and 2025, the provision for credit losses for HTM investment securities was less than $1 thousand in each period.

Investment securities with a total fair value of $1.03 billion and $860.3 million at March 31, 2026 and December 31, 2025, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Interest and dividends on investment securities for the three months ended March 31, 2026 and 2025 are summarized as follows (in thousands):

	Three months ended March 31,
	2026	2025
Taxable interest and dividends	$11,627	$11,267
Tax-exempt interest and dividends	158	220
Total interest and dividends on investment securities	$11,785	$11,487

The proceeds and related gain or loss on sales of AFS securities for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Proceeds from sales	$18,379	$—
Gross realized gains	328	—
Gross realized losses	—	—

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2026 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$99,791	$99,790
Due after one to five years	3,138	3,043
Due after five years through ten years	55,097	55,303
Due after ten years	889,668	845,561
Total available for sale securities	$1,047,694	$1,003,697
Debt securities held to maturity:
Due in one year or less	$4,960	$4,949
Due after one to five years	14,562	13,978
Due after five years through ten years	17,331	15,321
Due after ten years	45,223	39,035
Total held to maturity securities	$82,076	$73,283

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair		Unrealized
	Value	Losses	Value	Losses	Value		Losses
March 31, 2026
Securities available for sale:
U.S. Treasury bills	$99,790	$1	$—	$—	$99,790		$1
Mortgage-backed securities:
Residential mortgage-backed securities	9,130	140	90,784	20,867	99,914		21,007
Commecial mortgage-backed securities	—	—	—	—	—		—
Residential collateralized mortgage obligations	9,495	44	10,396	3,142	19,891		3,186
Commercial collateralized mortgage obligations	185,711	4,179	98,856	20,415	284,567		24,594
Total mortgage-backed securities	204,336	4,363	200,036	44,424	404,372		48,787
Other debt securities	31,542	459	—	—	31,542		459
Total AFS debt securities with unrealized losses	$335,668	$4,823	$200,036	$44,424	$535,704		$49,247

December 31, 2025
Securities available for sale:
Mortgage-backed securities:
Residential mortgage-backed securities	9,525	40	93,253	20,735	102,778		20,775
Commecial mortgage-backed securities	—	—	—	—	—		—
Residential collateralized mortgage obligations	9,831	1	10,797	3,094	20,628		3,095
Commercial collateralized mortgage obligations	117,443	2,257	114,938	19,917	232,381		22,174
Total mortgage-backed securities	136,799	2,298	218,988	43,746	355,787	—	46,044
Other debt securities	19,124	237	—	—	19,124		237
Total AFS debt securities with unrealized losses	$155,923	$2,535	$218,988	$43,746	$374,911		$46,281

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

The total number of AFS securities’ positions in the investment portfolio in an unrealized loss position, for which an allowance for credit losses had not been recorded, was 66 at March 31, 2026 and 54 at December 31, 2025. At March 31, 2026, the Company had a position in 35 investment securities with a fair value of $200.0 million and a total unrealized loss of $44.4 million that had been in a continuous unrealized loss position for more than 12 months, and a total of 31 securities’ positions in the Company’s investment portfolio with a fair value of $335.7 million and a total unrealized loss of $4.8 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the Company’s portfolio fluctuates as market interest rates change.

Securities Available for Sale

As of March 31, 2026 and December 31, 2025, no allowance for credit losses had been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company expects to recover the amortized cost basis of its investments and more than likely will not need to sell before the recovery period for operating purposes, with no impairment identified. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of March 31, 2026, $28.6 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $3.1 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2025, $28.8 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $4.1 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and no municipal bonds were rated below investment grade.

As of March 31, 2026 and December 31, 2025, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
March 31, 2026
Commercial business	$745,698	$727	$746,425
Commercial mortgage–construction	516,066	(2,451)	513,615
Commercial mortgage–multifamily	579,368	(637)	578,731
Commercial mortgage–non-owner occupied	923,775	(1,147)	922,628
Commercial mortgage–owner occupied	316,784	(3)	316,781
Residential real estate loans	645,069	7,792	652,861
Residential real estate lines	71,068	3,711	74,779
Consumer indirect	764,016	23,872	787,888
Other consumer	33,790	89	33,879
Total	$4,595,634	$31,953	4,627,587
Allowance for credit losses–loans			(44,661)
Total loans, net			$4,582,926
December 31, 2025
Commercial business	$737,578	$729	$738,307
Commercial mortgage–construction	491,035	(2,477)	488,558
Commercial mortgage–multifamily	589,437	(705)	588,732
Commercial mortgage–non-owner occupied	943,514	(1,295)	942,219
Commercial mortgage–owner occupied	322,782	(6)	322,776
Residential real estate loans	648,188	8,813	657,001
Residential real estate lines	71,928	3,193	75,121
Consumer indirect	782,802	24,508	807,310
Other consumer	37,746	96	37,842
Total	$4,625,010	$32,856	4,657,866
Allowance for credit losses–loans			(47,386)
Total loans, net			$4,610,480

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $1.0 million and $3.4 million as of March 31, 2026 and December 31, 2025, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $297.8 million and $293.3 million as of March 31, 2026 and December 31, 2025, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of both March 31, 2026, and December 31, 2025, AIR for loans totaled $21.3 million, and is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no specific allowance
March 31, 2026
Commercial business	$395	$—	$—	$395	$6,698	$738,605	$745,698	$6,338
Commercial mortgage–construction	—	2,507	—	2,507	20,520	493,039	516,066	20,520
Commercial mortgage–multifamily	—	—	—	—	540	578,828	579,368	540
Commercial mortgage–non-owner occupied	—	—	—	—	—	923,775	923,775	—
Commercial mortgage–owner occupied	29	—	—	29	983	315,772	316,784	983
Residential real estate loans	1,737	—	—	1,737	7,434	635,898	645,069	7,434
Residential real estate lines	236	15	—	251	431	70,386	71,068	431
Consumer indirect	8,746	2,205	14	10,965	1,753	751,298	764,016	1,753
Other consumer	70	25	—	95	102	33,593	33,790	102
Total loans, gross	$11,213	$4,752	$14	$15,979	$38,461	$4,541,194	$4,595,634	$38,101
December 31, 2025
Commercial business	$294	$163	$670	$1,127	$4,039	$732,412	$737,578	$528
Commercial mortgage–construction	—	2,463	—	2,463	20,321	468,251	491,035	20,321
Commercial mortgage–multifamily	3,278	—	—	3,278	540	585,619	589,437	540
Commercial mortgage–non-owner occupied	—	—	—	—	—	943,514	943,514	—
Commercial mortgage–owner occupied	—	—	—	—	1,095	321,687	322,782	1,095
Residential real estate loans	3,274	161	—	3,435	6,443	638,310	648,188	6,443
Residential real estate lines	421	-	—	421	374	71,133	71,928	374
Consumer indirect	14,124	2,135	—	16,259	2,155	764,388	782,802	2,155
Other consumer	1,296	198	—	1,494	118	36,134	37,746	118
Total loans, gross	$22,687	$5,120	$670	$28,477	$35,085	$4,561,448	$4,625,010	$31,574

There were no consumer overdrafts which were past due greater than 90 days as of March 31, 2026 and $47 thousand as of December 31, 2025. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2026 and 2025. Estimated interest income of $195 thousand and $324 thousand for the three months ended March 31, 2026 and 2025, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted at March 31, 2026 (in thousands):

	Term Extension
	Amortized Cost Basis	% of Total Loans
Loan Type
Commercial business	$—	0.0%
Commercial mortgage–construction	—	0.0%
Commercial mortgage–multifamily	—	0.0%
Commercial mortgage–non-owner occupied	—	0.0%
Commercial mortgage–owner occupied	—	0.0%
Residential real estate loans	2,180	0.1%
Residential real estate lines	—	0.0%
Consumer indirect	—	0.0%
Other consumer	—	0.0%
Total	$2,180	0.1%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.14 years to the life of the loan, which reduced the monthly payment amount for the borrower.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended March 31, 2026 (in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Commercial business	$—	$—	$—
Commercial mortgage–construction	—	—	—
Commercial mortgage–multifamily	—	—	—
Commercial mortgage–non-owner occupied	—	—	—
Commercial mortgage–owner occupied	—	—	—
Residential real estate loans	1,596	215	369
Residential real estate lines	—	—	—
Consumer indirect	—	—	—
Other consumer	—	—	—
Total	$1,596	$215	$369

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured when a borrower is experiencing financial difficulty, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of March 31, 2026 and December 31, 2025 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
March 31, 2026
Commercial business	$6,191	$221	$6,412	$189
Commercial mortgage–construction	—	20,520	20,520	—
Commercial mortgage–multifamily	—	4,723	4,723	—
Commercial mortgage–non-owner occupied	—	13,198	13,198	—
Commercial mortgage–owner occupied	—	5,440	5,440	3,132
Total	$6,191	$44,102	$50,293	$3,321

December 31, 2025
Commercial business	$6,148	$3,155	$9,303	$3,218
Commercial mortgage–construction	—	20,321	20,321	—
Commercial mortgage–multifamily	—	4,735	4,735	—
Commercial mortgage–non-owner occupied	—	12,994	12,994	—
Commercial mortgage–owner occupied	—	1,406	1,406	—
Total	$6,148	$42,611	$48,759	$3,218

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2026
Commercial business:
Uncriticized	$45,317	$143,782	$84,222	$68,414	$33,723	$53,407	$296,341	$—	$725,206
Special mention	—	23	2,316	2,633	—	409	6,278	—	11,659
Substandard	—	—	—	289	—	165	8,191	—	8,645
Doubtful	—	—	108	—	166	172	469	—	915
Total	$45,317	$143,805	$86,646	$71,336	$33,889	$54,153	$311,279	$—	$746,425
Current period gross charge-offs	$—	$—	$114	$—	$2,934	$—	$—	$—	$3,048

Commercial mortgage–construction
Uncriticized	$11,964	$121,594	$96,986	$142,472	$100,453	$7,612	$—	$—	$481,081
Special mention	—	—	—	6,240	3,267	2,507	—	—	12,014
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	20,520	—	—	20,520
Total	$11,964	$121,594	$96,986	$148,712	$103,720	$30,639	$—	$—	$513,615
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–multifamily
Uncriticized	$11,727	$77,685	$22,738	$105,296	$121,583	$222,912	$—	$—	$561,941
Special mention	—	—	—	—	—	11,332	—	—	11,332
Substandard	—	—	—	—	4,183	735	—	—	4,918
Doubtful	—	—	—	—	—	540	—	—	540
Total	$11,727	$77,685	$22,738	$105,296	$125,766	$235,519	$—	$—	$578,731
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–non-owner occupied
Uncriticized	$15,921	$170,392	$84,132	$50,232	$243,430	$333,311	$—	$—	$897,418
Special mention	—	—	—	—	—	7,402	—	—	7,402
Substandard	—	4,457	—	13,198	—	153	—	—	17,808
Doubtful	—	—	—	—	—	—	—	—	—
Total	$15,921	$174,849	$84,132	$63,430	$243,430	$340,866	$—	$—	$922,628
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–owner occupied
Uncriticized	$4,854	$34,624	$73,596	$20,450	$56,417	$124,863	$—	$—	$314,804
Special mention	—	—	—	—	—	423	—	—	423
Substandard	—	373	—	—	—	509	—	—	882
Doubtful	—	—	—	—	—	672	—	—	672
Total	$4,854	$34,997	$73,596	$20,450	$56,417	$126,467	$—	$—	$316,781
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025
Commercial business:
Uncriticized	$157,771	$89,340	$69,005	$37,834	$33,956	$24,534	$301,296	$—	$713,736
Special mention	13	2,332	2,672	—	2	458	6,651	—	12,128
Substandard	—	12	341	7	—	162	8,005	—	8,527
Doubtful	—	164	—	3,101	—	172	479	—	3,916
Total	$157,784	$91,848	$72,018	$40,942	$33,958	$25,326	$316,431	$—	$738,307
Current period gross write-offs	$—	$75	$2	$1,994	$35	$200	$—	$—	$2,306

Commercial mortgage–construction
Uncriticized	$85,790	$108,496	$150,093	$103,864	$—	$8,024	$—	$—	$456,267
Special mention	—	—	6,240	3,267	2,463	—	—	—	11,970
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	20,321	—	—	—	20,321
Total	$85,790	$108,496	$156,333	$107,131	$22,784	$8,024	$—	$—	$488,558
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–multifamily
Uncriticized	$77,817	$22,987	$105,464	$122,718	$145,614	$97,115	$—	$—	$571,715
Special mention	—	—	—	174	4,546	6,823	—	—	11,543
Substandard	—	—	—	4,194	—	740	—	—	4,934
Doubtful	—	—	—	—	—	540	—	—	540
Total	$77,817	$22,987	$105,464	$127,086	$150,160	$105,218	$—	$—	$588,732
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–non-owner occupied
Uncriticized	$174,659	$83,946	$68,768	$245,352	$77,161	$271,621	$—	$—	$921,507
Special mention	—	—	—	—	—	7,484	—	—	7,484
Substandard	—	—	12,994	—	—	234	—	—	13,228
Doubtful	—	—	—	—	—	—	—	—	-
Total	$174,659	$83,946	$81,762	$245,352	$77,161	$279,339	$—	$—	$942,219
Current period gross write-offs	$—	$—	$—	$—	$—	$597	$—	$—	$597

Commercial mortgage–owner occupied
Uncriticized	$34,767	$72,521	$23,552	$57,572	$37,269	$95,052	$—	$—	$320,733
Special mention	—	—	—	—	—	—	—	—	-
Substandard	—	—	—	—	199	749	—	—	948
Doubtful	—	—	—	—	—	1,095	—	—	1,095
Total	$34,767	$72,521	$23,552	$57,572	$37,468	$96,896	$—	$—	$322,776
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2026
Residential real estate loans:
Performing	$10,067	$62,584	$54,049	$99,333	$69,515	$349,879	$—	$—	$645,427
Nonperforming	—	285	472	1,546	815	4,316	—	—	7,434
Total	$10,067	$62,869	$54,521	$100,879	$70,330	$354,195	$—	$—	$652,861
Current period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$—	$20

Residential real estate lines:
Performing	$—	$—	$—	$—	$—	$—	$73,127	$1,221	$74,348
Nonperforming	—	—	—	—	—	—	431	—	431
Total	$—	$—	$—	$—	$—	$—	$73,558	$1,221	$74,779
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer indirect:
Performing	$67,112	$263,933	$143,775	$108,597	$123,218	$79,500	$—	$—	$786,135
Nonperforming	—	139	405	323	417	469	—	—	1,753
Total	$67,112	$264,072	$144,180	$108,920	$123,635	$79,969	$—	$—	$787,888
Current period gross charge-offs	$—	$692	$734	$822	$1,081	$1,008	$—	$—	$4,337

Other consumer:
Performing	$1,467	$3,859	$4,215	$20,087	$991	$374	$2,784	$—	$33,777
Nonperforming	—	9	13	77	3	—	—	—	102
Total	$1,467	$3,868	$4,228	$20,164	$994	$374	$2,784	$—	$33,879
Current period gross charge-offs	$103	$22	$33	$132	$23	$—	$11	$—	$324

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025
Residential real estate loans:
Performing	$61,803	$56,511	$102,504	$70,501	$68,202	$291,037	$—	$—	$650,558
Nonperforming	155	483	998	699	877	3,231	—	—	6,443
Total	$61,958	$56,994	$103,502	$71,200	$69,079	$294,268	$—	$—	$657,001
Current period gross charge-offs	$—	$—	$—	$—	$—	$109	$—	$—	$109

Residential real estate lines:
Performing	$—	$—	$—	$—	$—	$—	$73,953	$794	$74,747
Nonperforming	—	—	—	—	—	—	374	-	374
Total	$—	$—	$—	$—	$—	$—	$74,327	$794	$75,121
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$27	$27

Consumer indirect:
Performing	$283,761	$158,129	$121,885	$142,171	$78,858	$20,351	$—	$—	$805,155
Nonperforming	315	354	366	439	516	165	—	—	2,155
Total	$284,076	$158,483	$122,251	$142,610	$79,374	$20,516	$—	$—	$807,310
Current period gross charge-offs	$645	$2,375	$3,645	$5,390	$3,603	$1,652	$—	$—	$17,310

Other consumer:
Performing	$6,760	$4,819	$22,110	$1,211	$225	$384	$2,215	$—	$37,724
Nonperforming	21	9	75	10	—	—	3	—	118
Total	$6,781	$4,828	$22,185	$1,221	$225	$384	$2,218	$—	$37,842
Current period gross charge-offs	$376	$206	$693	$47	$15	$11	$44	$—	$1,392

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Allowance for Credit Losses–Loans

The following table sets forth the changes in the allowance for credit losses – loans for the three months ended March 31, 2026 and 2025 (in thousands):

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
Three months ended March 31, 2026
Allowance for credit losses–loans:
Beginning balance	$9,568	$4,425	$3,316	$10,494	$3,380	$3,511	$778	$11,554	$360	$47,386
Charge-offs	(3,048)	—	—	—	—	(20)	—	(4,337)	(324)	(7,729)
Recoveries	58	—	—	1	1	1	3	2,487	98	2,649
Provision (benefit)	437	328	(543)	1,731	(595)	447	(14)	448	116	2,355
Ending balance	$7,015	$4,753	$2,773	$12,226	$2,786	$3,939	$767	$10,152	$250	$44,661

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
Three months ended March 31, 2025
Allowance for credit losses–loans:
Beginning balance	$8,665	$6,824	$3,458	$7,330	$4,183	$3,596	$793	$12,705	$487	$48,041
Charge-offs	(139)	—	—	—	—	(65)	—	(4,828)	(212)	(5,244)
Recoveries	82	—	—	1	1	24	—	2,679	88	2,875
(Benefit) provision	(987)	(1,512)	652	2,378	(171)	1,307	156	1,242	227	3,292
Ending balance	$7,621	$5,312	$4,110	$9,709	$4,013	$4,862	$949	$11,798	$590	$48,964

The allowance for credit losses–loans decreased to $44.7 million at March 31, 2026, compared with $47.4 million at December 31, 2025. The decrease was due to a combination of factors, including a decrease in loans outstanding, lower loss rates due to higher prepayment assumptions and lower qualitative factors that are primarily quantitatively informed by historical data, namely improving seasonal trends in indirect delinquency rates.

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

Consumer indirect and other consumer loans may entail greater credit risk than residential mortgage loans and home equities, particularly in the case of other consumer loans which are primarily unsecured or, in the case of some loans, secured by depreciable assets such as solar panels, and in the case of indirect consumer loans, secured by depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by inflation and adverse personal circumstances such as job loss, illness or personal bankruptcy, including the heightened risk that such circumstances may arise as a result of inflation. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities (in thousands):

		March 31,	December 31,
	Balance Sheet Location	2026	2025
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$41,228	$40,329
Accumulated amortization	Other assets	(11,743)	(11,263)
Net book value		$29,485	$29,066

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$32,020	$31,575

The weighted average remaining lease term for operating leases was 20.7 years at March 31, 2026 and the weighted-average discount rate used in the measurement of operating lease liabilities was 4.39%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

The following table represents lease costs, primarily included in occupancy and equipment expenses on the consolidated statement of operations, and other cash flow information (in thousands):

	Three months ended March 31,
	2026	2025
Lease costs:
Operating lease costs	$814	$777
Variable lease costs (1)	128	123
Short-term lease cost	8	4
Sublease income	(22)	(21)
Net lease costs	$928	$883

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$797	$756
Right of use assets obtained in exchange for new operating lease liabilities	$899	$311

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LEASES (Continued)

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at March 31, 2026 (in thousands):

Twelve months ended March 31,
2026	$2,359
2027	3,075
2028	2,754
2029	2,455
2030	2,355
Thereafter	37,558
Total future minimum operating lease payments	50,556
Amounts representing interest	(18,536)
Present value of net future minimum operating lease payments	$32,020

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual goodwill impairment test as of October 1st. The Company did not identify any indication of goodwill impairment for any of its reporting units during the quarter ended March 31, 2026.

The carrying amount of goodwill totaled $58.1 million as of March 31, 2026 and December 31, 2025.

Other Intangible Assets

The Company’s other intangible assets that are amortized primarily relate to customer relationships. Changes in the gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Other intangibles:
Gross carrying amount	$7,243	$7,243
Accumulated amortization	(5,119)	(5,021)
Net book value	$2,124	$2,222

Amortization expense for total other intangible assets was $98 thousand for the three months ended March 31, 2026 and $107 thousand and for the three months ended March 31, 2025. The weighted average remaining amortization period for other intangibles was 11.0 years.

As of March 31, 2026, the estimated amortization expense of other intangible assets for the remainder of 2026 and each of the next five years is as follows (in thousands):

2026 (remainder of year)	$281
2027	343
2028	308
2029	272
2030	236
2031	200
Thereafter	484
Total	$2,124

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of the dates indicated are as follows (in thousands):

	March 31,	December 31,
	2026	2025
Other Assets:
Tax credit investments	$58,183	$60,809
Net deferred tax asset	43,138	42,597
Derivative instruments	27,751	29,117
Operating lease right of use assets	29,485	29,066
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	19,766	21,632
Accrued interest receivable	25,487	25,103
Other	57,970	59,409
Total other assets	$261,780	$267,733

Other Liabilities:
Collateral on derivative instruments	$24,900	$21,270
Derivative instruments	25,666	26,832
Operating lease right of use obligations	32,020	31,575
Accrued interest expense	20,403	21,436
Other	29,622	35,172
Total other liabilities	$132,611	$136,285

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

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows at March 31, 2026 (dollars in thousands):

Effective Date	Expiration Date	Notional Amount	Pay Fixed Rate
4/11/2022	4/11/2027	$50,000	0.787%
5/5/2023	5/5/2026	$25,000	3.462%

The Company’s cash flow hedge related to derivative instrument with a notional amount of $30 million, which was effective beginning January 24, 2023, expired on January 24, 2026 and was not subsequently renewed.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $45 thousand in accumulated other comprehensive loss related to derivatives will be reclassified as an increase to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of March 31, 2026 and December 31, 2025 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount			Fair value			Fair value
	March 31, 2026	December 31, 2025	Balance Sheet Line Item	March 31, 2026	December 31, 2025	Balance Sheet Line Item	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments
Cash flow hedges	$75,000	$105,000	Other assets	$1,947	$2,188	Other liabilities	$—	$—
Total derivatives	$75,000	$105,000		$1,947	$2,188		$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps (1)	$1,255,877	$1,257,516	Other assets	$25,657	$26,817	Other liabilities	$25,659	$26,819
Credit contracts	88,319	87,859	Other assets	—	—	Other liabilities	—	—
Mortgage banking	18,894	17,293	Other assets	147	112	Other liabilities	7	13
Total derivatives	$1,363,090	$1,362,668		$25,804	$26,929		$25,666	$26,832

(1)
The Company was holding collateral of $24.9 million and $21.3 million against its net obligations under these contracts at March 31, 2026 and December 31, 2025, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES (Continued)

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2026 and 2025 (in thousands):

		Gain (loss) recognized in income
	Line item of gain (loss)	Three months ended March 31,
Undesignated derivatives	recognized in income	2026	2025
Interest rate swaps	Income from derivative instruments, net	$198	$121
Credit contracts	Income from derivative instruments, net	—	115
Mortgage banking	Income from derivative instruments, net	41	14
Total undesignated		$239	$250

(9.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three months ended March 31, 2026 and 2025:

	Outstanding	Treasury	Issued
2026
Shares at December 31, 2025	19,797,407	902,149	20,699,556
Stock awards	83,169	(83,169)	—
Treasury stock purchases	(194,206)	194,206	—
Shares at March 31, 2026	19,686,370	1,013,186	20,699,556

2025
Shares at December 31, 2024	20,076,572	622,984	20,699,556
Restricted stock awards issued	15,638	(15,638)	—
Stock awards	56,935	(56,935)	—
Restricted stock units released	5,872	(5,872)	—
Treasury stock purchases	(357,610)	357,610	—
Shares at March 31, 2025	19,797,407	902,149	20,699,556

Share Repurchase Programs

In September 2025, the Company’s Board of Directors (the “Board”) authorized a share repurchase program, for up to 1,006,379 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares, which replaced and terminated the prior share repurchase program authorized by the Board in June 2022. Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. The repurchase program does not obligate the Company to purchase any shares and it may be extended, modified, or discontinued at any time. During the three months ended March 31, 2026, the Company repurchased 163,197 common shares at an average price of $31.50 per share. As of March 31, 2026, 503,313 shares remain available for repurchase under this program.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the components of other comprehensive (loss) income for the three months ended March 31, 2026 and 2025 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2026
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(7,997)	$(2,049)	$(5,948)
Reclassification adjustment for net gains included in net income (1)	(319)	(82)	(237)
Total securities available for sale and transferred securities	(8,316)	(2,131)	(6,185)
Hedging derivative instruments:
Change in unrealized gain during the period	(188)	(48)	(140)
Pension obligations:
Amortization of prior service credit included in income	(134)	(34)	(100)
Amortization of net actuarial loss included in income	172	44	128
Total pension obligations	38	10	28
Other comprehensive (loss)	$(8,466)	$(2,169)	$(6,297)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive (Loss) Income
March 31, 2026
Balance at beginning of period	$1,329	$(26,605)	$(7,754)	$(33,030)
Other comprehensive (loss) income before reclassifications	(140)	(5,948)	—	(6,088)
Amounts reclassified from accumulated other comprehensive income	—	(237)	28	(209)
Net current period other comprehensive (loss) income	(140)	(6,185)	28	(6,297)
Balance at end of period	$1,189	$(32,790)	$(7,726)	$(39,327)
March 31, 2025
Balance at beginning of period	$3,085	$(45,935)	$(9,754)	$(52,604)
Other comprehensive income (loss) before reclassifications	(640)	11,136	—	10,496
Amounts reclassified from accumulated other comprehensive income	—	9	104	113
Net current period other comprehensive income (loss)	(640)	11,145	104	10,609
Balance at end of period	$2,445	$(34,790)	$(9,650)	$(41,995)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2026 and 2025 (in thousands):

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statement of Operations
	Three months ended March 31,
	2026	2025
Realized loss on sale of investment securities	$328	$—	Net gain on investment securities
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	(9)	(12)	Interest income
	319	(12)	Total before tax
	(82)	3	Income tax expense
	237	(9)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	134	134	Salaries and employee benefits
Net actuarial losses (1)	(172)	(274)	Salaries and employee benefits
	(38)	(140)	Total before tax
	10	36	Income tax benefit
	(28)	(104)	Net of tax
Total reclassified for the period	$209	$(113)

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

The Company granted restricted stock awards (“RSAs”), restricted stock unit award (“RSUs”), and performance-based restricted stock units (“PSUs”) during the three months ended March 31, 2026 as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
RSAs	—	$—
RSUs	90,030	$27.53
PSUs	39,048	$27.52

The grant-date fair value for the RSUs and PSUs granted during the three months ended March 31, 2026 was equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares. The RSUs and PSUs granted during the three months ended March 31, 2026 will generally vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company.

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

	Three months ended March 31,
	2026	2025
Salaries and employee benefits	$852	$453
Other noninterest expense	51	53
Total share-based compensation expense	$903	$506

Income tax benefit realized for compensation costs	$652	$338

At March 31, 2026, there was $8.2 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.3 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) EMPLOYEE BENEFIT PLANS

The Company participates in a non-contributory defined benefit pension plan for certain employees who meet participation requirements. The components of the Company’s net periodic benefit expense for its pension obligations were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Service cost	$440	$422
Interest cost on projected benefit obligation	878	888
Expected return on plan assets	(862)	(849)
Amortization of unrecognized prior service credit	(134)	(134)
Amortization of unrecognized net actuarial loss	172	274
Net periodic benefit expense	$494	$601

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

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Commitments to extend credit	$1,387,874	$1,395,340
Standby letters of credit	18,936	20,504

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

Unfunded Commitments

At March 31, 2026 and December 31, 2025, the allowance for credit losses for unfunded commitments totaled $5.4 million and $5.5 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. The credit loss for unfunded commitments was as follows (in thousands):

	Three months ended March 31,
	2026	2025
Credit loss (benefit) for unfunded commitments	$(116)	$(364)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) COMMITMENTS AND CONTINGENCIES (continued)

Contingent Liabilities and Litigation

In the ordinary course of business there are various threatened and pending legal proceedings against the Company. Management believes that the aggregate liability, if any, arising from such threatened or pending legal proceedings would not have a material adverse effect on the Company’s business, results of operations, or financial condition.

(14.) FAIR VALUE MEASUREMENTS

Determination of Fair Value – Assets Measured at Fair Value on a Recurring and Nonrecurring Basis

Valuation Hierarchy

uThe fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. There have been no changes in the valuation techniques used during the current period. The fair value hierarchy is as follows:

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2026
Measured on a recurring basis:
Securities available for sale:
U.S. Treasury bills	$—	$99,790	$—	$99,790
Mortgage-backed securities	—	845,596	—	845,596
Other assets:
Other debt securities	—	58,311	—	58,311
Hedging derivative instruments	—	1,947	—	1,947
Fair value adjusted through comprehensive income	$—	$1,005,644	$—	$1,005,644
Other assets:
Derivative instruments – interest rate swaps	—	25,657	—	25,657
Derivative instruments – mortgage banking	—	147	—	147
Other liabilities:
Derivative instruments – interest rate swaps	—	(25,659)	—	(25,659)
Derivative instruments – mortgage banking	—	(7)	—	(7)
Fair value adjusted through net income	$—	$138	$—	$138
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,034	$—	$1,034
Collateral dependent loans	—	—	46,972	46,972
Other assets:
Long-lived assets held for sale	—	—	598	598
Loan servicing rights	—	—	1,812	1,812
Other real estate owned	—	—	552	552
Total	$—	$1,034	$49,934	$50,968

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2026. There were no liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2026 and 2025.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025
Measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities	$—	$877,631	$—	$877,631
Other debt securities	—	44,841	—	44,841
Other assets:
Hedging derivative instruments	—	2,188	—	2,188
Fair value adjusted through comprehensive income	$—	$924,660	$—	$924,660
Other assets:
Derivative instruments–interest rate products	$—	$26,817	$—	$26,817
Derivative instruments–mortgage banking	—	112	—	112
Other liabilities:
Derivative instruments–interest rate products	—	(26,819)	—	(26,819)
Derivative instruments–mortgage banking	—	(13)	—	(13)
Fair value adjusted through net income	$—	$97	$—	$97
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$3,365	$—	$3,365
Collateral dependent loans	—	—	45,541	45,541
Other assets:
Long-lived assets held for sale	—	—	264	264
Loan servicing rights	—	—	1,767	1,767
Other real estate owned	—	—	94	94
Total	$—	$3,365	$47,666	$51,031

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2026 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$46,972	Appraisal of collateral (1)	Appraisal adjustments (2)	16.2% (3) / 0 - 50.0%
Loan servicing rights	$1,812	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	12.7% (3)
Long-lived assets held for sale	$598	Appraisal of collateral (1)	Appraisal adjustments (2)	12.7%
Other real estate owned	$552	Appraisal of collateral (1)	Appraisal adjustments (2)	39.0 - 56.1%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended March 31, 2026 and 2025.

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

Long-term borrowings: Long-term borrowings consist of subordinated notes, and may also include long-term borrowings from the FHLB. The subordinated notes are publicly traded and are valued based on market prices, which are characterized as Level 2 liabilities in the fair value hierarchy. The FHLB borrowings are valued using discounted cash flows based on current market rates for borrowings with similar remaining maturities and are characterized as Level 2 liabilities in the fair value hierarchy.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of the dates indicated.

	Level in Fair Value Measurement Hierarchy	March 31, 2026		December 31, 2025
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$85,451	$85,451	$108,751	$108,751
Securities available for sale	Level 2	1,003,697	1,003,697	922,472	922,472
Securities held to maturity, net	Level 2	82,076	73,283	84,708	76,256
Loans held for sale	Level 2	1,034	1,034	3,365	3,365
Loans	Level 2	4,535,954	4,446,234	4,564,939	4,492,272
Loans (1)	Level 3	46,972	46,972	45,541	45,541
Long-lived assets held for sale	Level 3	598	598	264	264
Accrued interest receivable	Level 1	25,487	25,487	25,103	25,103
Derivative instruments–cash flow hedges	Level 2	1,947	1,947	2,188	2,188
Derivative instruments–interest rate products	Level 2	25,657	25,657	26,817	26,817
Derivative instruments–mortgage banking	Level 2	147	147	112	112
FHLB and FRB stock	Level 2	19,766	19,766	21,632	21,632
Financial liabilities:
Non-maturity deposits	Level 1	3,682,135	3,682,135	3,519,848	3,519,848
Time deposits	Level 2	1,655,746	1,650,190	1,686,500	1,683,492
Short-term borrowings	Level 1	114,000	114,000	109,000	109,000
Long-term borrowings	Level 2	78,621	96,939	193,653	227,081
Accrued interest payable	Level 1	20,403	20,403	21,436	21,436
Derivative instruments–cash flow hedges	Level 2	—	—	—	—
Derivative instruments–interest rate products	Level 2	25,659	25,659	26,819	26,819
Derivative instruments–mortgage banking	Level 2	7	7	13	13

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.) SEGMENT REPORTING (Continued)

The following table presents balance sheet information of the Company’s segment as of periods indicated (in thousands).

	March 31, 2026	December 31, 2025
Segment assets
Goodwill	$48,536	$48,536
Total segment assets	$6,255,437	$6,235,223
Reconciliation of consolidated total assets:
Goodwill - Courier Capital	9,585	9,585
Intangible assets, net - Courier Capital	2,124	2,222
Other assets	27,637	27,110
Consolidated total assets	$6,294,783	$6,274,140

The following table presents information regarding the Company’s segment for the periods indicated (in thousands).

	Three months ended March 31,
	2026	2025
Interest income	$81,563	$81,051
Interest expense	27,977	33,126
Segment net interest income	53,586	47,925
Noninterest income	7,967	7,770
Segment noninterest expense	32,351	30,475
Income before provision for credit losses and income taxes	29,202	25,220
Provision for credit losses	(2,239)	(2,928)
Income before income taxes	26,963	22,292
Income tax expense	(4,771)	(4,040)
Segment net income	$22,192	$18,252

Reconciliation of consolidated net interest income:
Interest expense (1)	1,593	1,061
Consolidated net interest income	51,993	46,864

Reconciliation of consolidated net income:
Investment advisory income (2)	3,008	2,705
Other fees and income	(302)	(102)
Other noninterest expense	(3,244)	(3,210)
Income before income tax benefit	20,061	16,584
Income tax benefit	924	294
Consolidated net income	$20,985	$16,878

(1) Interest expense represents interest on subordinated notes, held at the Parent.

(2) Investment advisory income primarily represents income from our subsidiary Courier Capital.

MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition, please read this section in conjunction with our Unaudited Interim Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein. When necessary, prior year information has been reclassified to conform to the current-year presentation.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those presented, either expressed or implied, in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”), including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

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
•
Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act, Office of Foreign Asset Control sanction requirements, or other applicable state and federal laws could subject us to fines, penalties, or other regulatory actions;
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
•
The policies of the Federal Reserve Board have a significant impact on our earnings; and
•
We offer financial services to a limited number of New York State-licensed cannabis businesses under New York State’s regulatory framework, with supporting policy and procedures, enhanced due diligence, monitoring, and required regulatory reporting. While federal law continues to classify cannabis as illegal, the risk of strict federal enforcement remains uncertain. Any significant change in federal enforcement posture could affect our ability to continue services to these customers and could increase our legal, regulatory, or compliance-related obligations.

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

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected. See also Item 1A, Risk Factors, in the Annual Report on Form 10-K for the year ended December 31, 2025. Except as required by law, we do not undertake and specifically disclaim any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

We will continue to explore market expansion opportunities that complement current market areas as opportunities arise. Our primary focus is on organic growth, as well as evaluating potential growth opportunities within our non-interest income line of business by acquiring business that can be incorporated into existing operations. While organic growth remains our primary focus, we beleive our capital position remains strong enough to support selective merger and acquisition activity in support of expansion of our core financial service businesses. Consequently, we will contine to evaluate acquisition opportunities in these activities. When evaluating acquisition opportunities, we will balance the potential for earnings accretion with maintaining adequate capital levels, which could result in our common stock being the predominant form of consideration and/or the need for us to raise capital.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Summary of 2026 First Quarter Results

Net income increased $4.1 million to $21.0 million for the first quarter of 2026 compared to $16.9 million for the first quarter of 2025. Net income available to common shareholders for the first quarter of 2026 was $20.6 million, or $1.04 per diluted share, compared with $16.5 million, or $0.81 per diluted share, for the first quarter of 2025. Return on average common equity was 13.57% and return on average assets was 1.37% for the first quarter of 2026 compared to 11.92% and 1.10%, respectively, for the first quarter of 2025.

Net interest income totaled $52.0 million in the first quarter of 2026, an increase of $5.1 million compared to $46.9 million in the first quarter of 2025. Average interest-earning assets for the first quarter of 2026 were $73.3 million higher than the first quarter of 2025 primarily due to a $145.1 million increase in average loans, partially offset by a $41.5 million decrease in the average balance of Federal Reserve interest-earning cash and a $30.3 million decrease in average investment securities. Average interest-bearing liabilities for the first quarter of 2026 were $6.7 million higher than the first quarter of 2025 primarily due to a $118.2 million increase in average time deposits and a $12.9 million increase in average short-term borrowings, partially offset by a $70.0 million decrease in average savings and money market account deposits, a $28.8 million decrease in average interest-bearing demand deposits, and a $25.6 million decrease in average long-term borrowings. The wind-down of the Banking-as-a-Service (“BaaS”) platform that the Bank initiated in September 2024 was the primary driver of the reduction in average savings and money market deposits.

Net interest margin was 3.67% for the first quarter of 2026 compared to 3.35% in the first quarter of 2025, primarily driven by lower interest-bearing liability costs.

The provision for credit losses was $2.2 million in the first quarter of 2026 compared to $2.9 million in the first quarter of 2025. Net charge-offs during the recent quarter were $5.1 million, representing 0.44% of average loans on an annualized basis, compared to $2.4 million, or an annualized 0.21% of average loans, in the first quarter of 2025. See the “Provision for Credit Losses,” “Allowance for Credit Losses–Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision for credit losses and net charge-offs.

Noninterest income totaled $10.7 million in the first quarter of 2026, compared to $10.4 million in the first quarter of 2025. The increase primarily consisted of a $328 thousand net gain on sale of securities, and an increase of $324 thousand from investment advisory income, partially offset by a $481 thousand net loss on the sale of other assets, and a $191 thousand decrease in investment in limited partnership income. Refer to the “Noninterest Income” section of this Management’s Discussion and Analysis for further discussion regarding these variances.

Noninterest expense totaled $35.6 million in the first quarter of 2026, compared to $33.7 million in the first quarter of 2025. The increase in noninterest expense for the first quarter of 2026 was primarily attributable to a $1.7 million increase in salaries and employee benefits, a $724 thousand increase in computer and data processing expenses, and a $403 thousand increase in deposit-related charged-off items, partially offset by a $546 thousand decrease in other noninterest expense, and a $341 thousand decrease in professional services expense. Refer to the “Noninterest Expense” section of this Management’s Discussion and Analysis for further discussion regarding these variances.

The regulatory Tier 1 Capital Ratio was 11.70% and 11.43%, respectively, and Total Risk-Based Capital Ratio was 14.16% and 14.90%, respectively, at March 31, 2026 and December 31, 2025. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising approximately 83% of revenue during the first quarter of 2026 and 82% of revenue during the first quarter of 2025. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reconciles interest income per the consolidated statements of operations to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2026	2025
Interest income per consolidated statements of operations	$81,563	$81,051
Adjustment to fully taxable equivalent basis	43	58
Interest income adjusted to a fully taxable equivalent basis	81,606	81,109
Interest expense per consolidated statements of operations	29,570	34,187
Net interest income on a taxable equivalent basis	$52,036	$46,922

Analysis of Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the first quarter of 2026, was $52.0 million, an increase of $5.1 million versus the comparable quarter last year of $46.9 million. Net interest margin for the first quarter of 2026 was 3.67%, 32-basis points higher than 3.35% for the same period in 2025. This increase was a function of a 38-basis points increase in the net interest spread, partially offset by a 6-basis point lower contribution from net free funds. The increase in interest rate spread was comprised of a 4-basis points decrease in the average yield of average interest-earning assets, and a 42-basis points decrease in the average cost of interest-bearing liabilities.

For the first quarter of 2026, the average yield on average interest earning assets of 5.76% was 4-basis points lower than the first quarter of 2025 of 5.80%. The average yield on federal reserve interest-earning cash decreased 58-basis points during the first quarter of 2026 to 3.79%, decreasing interest income by $92 thousand, and average loan yield decreased 13-basis points during the first quarter of 2026 to 6.07% from 6.20% for the first quarter of 2025, decreasing net interest income $1.4 million, while the average yield on investment securities increased 23-basis points during the first quarter of 2026 to 4.48%, resulting in a $586 thousand increase in interest income.

Average interest-earning assets were $5.72 billion for the first quarter of 2026 compared to $5.65 billion for the first quarter of 2025, an increase of $73.3 million from the comparable quarter last year. The increase was primarily due to an increase of average loans of $145.1 million from $4.49 billion for the first quarter of 2025 to $4.64 billion for the first quarter of 2026, partially offset by a decrease in average investment securities of $30.3 million from $1.09 billion for the first quarter of 2025 to $1.06 billion for the first quarter of 2026, and a $41.5 million decrease in average Federal Reserve interest-earning cash. Average loans comprised 81% of average interest-earning assets during the first quarter of 2026 compared to 80% during the first quarter of 2025. The increase in average loans was primarily due to organic growth in commercial mortgages and resulted in a $2.1 million increase in interest income.

For the first quarter of 2026, the average cost of average interest-bearing liabilities of 2.65% was 42-basis points lower than the first quarter of 2025 of 3.07%. The average cost of interest-bearing deposits of 2.56% was 48-basis points lower than the first quarter of 2025, primarily due to the continued repricing of deposits at lower rates, which decreased interest expense by $5.6 million. The average cost of total borrowings increased 76-basis points to 4.47% in the first quarter of 2026, compared to 3.71% in the first quarter of 2025, which decreased interest expense $577 thousand.

Average interest-bearing liabilities of $4.51 billion for the first quarter of 2026 were generally flat with the first quarter of 2025. On average, interest-bearing deposits increased $19.3 million from $4.29 billion for the first quarter of 2025 to $4.31 billion for the current quarter, and noninterest-bearing demand deposits (a principal component of net free funds) increased $23.9 million to $950.6 million for the first quarter of 2026. The modest increase in average interest-bearing deposits was primarily due to an increase in average time deposits. Compared to the year-ago period, the BaaS platform wind-down that the Bank initiated in September 2024 was the primary driver of the reduction in average savings and money market deposits. For further discussion of deposits, refer to the “Funding Activities–Deposits” section of this Management’s Discussion and Analysis.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (dollars in thousands). Average balances were derived from daily balances.

	Three months ended March 31,
	2026			2025
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$30,266	$283	3.79%	$71,767	$774	4.37%
Investment securities (1):
Taxable	1,033,197	11,628	4.50	1,051,037	11,267	4.29
Tax-exempt (2)	22,188	200	3.60	34,612	278	3.21
Total investment securities	1,055,385	11,828	4.48	1,085,649	11,545	4.25
Loans:
Commercial business	736,942	11,509	6.33	677,700	11,577	6.93
Commercial mortgage	2,342,957	35,425	6.13	2,203,899	34,622	6.37
Residential real estate loans	654,614	7,205	4.40	647,005	6,776	4.19
Residential real estate lines	74,189	1,182	6.46	74,709	1,312	7.12
Consumer indirect	795,107	13,411	6.84	848,282	13,674	6.54
Other consumer	35,074	763	8.81	42,230	829	7.96
Total loans (4)	4,638,883	69,495	6.07	4,493,825	68,790	6.20
Total interest-earning assets	5,724,534	81,606	5.76	5,651,241	81,109	5.80
Less: Allowance for credit losses	(48,038)			(48,838)
Other noninterest-earning assets	550,892			617,784
Total assets	$6,227,388			$6,220,187
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$716,370	$1,829	1.04%	$745,210	$2,121	1.15%
Savings and money market	1,906,445	10,764	2.29	1,976,483	13,387	2.75
Time deposits	1,683,185	14,639	3.53	1,564,987	16,628	4.31
Total interest-bearing deposits	4,306,000	27,232	2.56	4,286,680	32,136	3.04
Short-term borrowings	108,138	640	2.40	95,223	491	2.09
Long-term borrowings	99,302	1,698	6.84	124,871	1,560	5.00
Total borrowings	207,440	2,338	4.47	220,094	2,051	3.71
Total interest-bearing liabilities	4,513,440	29,570	2.65	4,506,774	34,187	3.07
Noninterest-bearing demand deposits	950,644			926,696
Other noninterest-bearing liabilities	129,710			207,511
Shareholders’ equity	633,594			579,206
Total liabilities and shareholders’ equity	$6,227,388			$6,220,187
Net interest income (tax-equivalent)		$52,036			$46,922
Interest rate spread			3.11%			2.73%
Net interest-earning assets	$1,211,094			$1,144,467
Net interest margin (tax-equivalent)			3.67%			3.35%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.83%			125.39%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended March 31,
	2026	2025
Commercial business	$(25)	$17
Commercial mortgage	741	573
Residential real estate loans	(345)	(379)
Residential real estate lines	(97)	(91)
Consumer indirect	(867)	(866)
Other consumer	2	10
Total	$(591)	$(736)

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

	Three months ended March 31, 2026 vs. 2025
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(399)	$(92)	$(491)
Investment securities:
Taxable	(194)	555	361
Tax-exempt	(109)	31	(78)
Total investment securities	(303)	586	283
Loans:
Commercial business	968	(1,036)	(68)
Commercial mortgage	2,134	(1,331)	803
Residential real estate loans	81	348	429
Residential real estate lines	(9)	(121)	(130)
Consumer indirect	(880)	617	(263)
Other consumer	(150)	84	(66)
Total loans	2,144	(1,439)	705
Total interest income	1,442	(945)	497
Interest expense:
Deposits:
Interest-bearing demand	(80)	(212)	(292)
Savings and money market	(460)	(2,163)	(2,623)
Time deposits	1,189	(3,178)	(1,989)
Total interest-bearing deposits	649	(5,553)	(4,904)
Short-term borrowings	71	78	149
Long-term borrowings	(361)	499	138
Total borrowings	(290)	577	287
Total interest expense	359	(4,976)	(4,617)
Net interest income	$1,083	$4,031	$5,114

MANAGEMENT'S DISCUSSION AND ANALYSIS

Provision for Credit Losses

The table below presents the composition of the provision for credit losses for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2026	2025
Provision for credit losses – loans	$2,355	$3,292
Credit loss provision (benefit) for unfunded commitments	(116)	(364)
Credit loss benefit for debt securities	-	-
Provision for credit losses	$2,239	$2,928

The provision for credit losses in the first quarter of 2026 was driven by a combination of factors, including the impact of loan mix and change in outstandings, coupled with the overall decrease in the both the forecasted loss rate for pooled loans and qualitative factors that are primarily qualitatively informed by historical rates.

See the “Allowance for Credit Losses–Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended March 31,
	2026	2025
Service charges on deposits	$1,044	$1,052
Card interchange income	1,892	1,840
Investment advisory	3,061	2,737
Company owned life insurance	2,772	2,777
Investments in limited partnerships	224	415
Loan servicing	151	123
Income from derivative instruments, net	239	250
Net gain on sale of loans held for sale	125	117
Net gain on sale of investment securities	328	—
Net loss on other assets	(481)	—
Net loss on tax credit investments	(452)	(514)
Other	1,770	1,576
Total noninterest income	$10,673	$10,373

Investment advisory income of $3.1 million for the first quarter of 2026 increased $324 thousand, or 12%, compared to $2.7 million for the first quarter of 2025, reflecting both new business and market-driven gains.

Income from investments in limited partnerships of $224 thousand for the first quarter of 2026, decreased $191 thousand, compared to $415 thousand for the first quarter of 2025. Income from our investments in limited partnerships fluctuates based on the maturity and performance of the underlying investments.

Net loss on sale of other assets of $481 thousand for the first quarter of 2026 comprised of the net loss on the write-down of two branch locations that were held for sale as of March 31, 2026.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended March 31,
	2026	2025
Salaries and employee benefits	$18,601	$16,898
Occupancy and equipment	3,865	3,590
Professional services	1,350	1,691
Computer and data processing	6,211	5,487
FDIC assessments	986	1,467
Advertising and promotions	524	342
Amortization of intangibles	98	107
Deposit-related charged-off items (recoveries) expense	109	(294)
Other	3,851	4,397
Total noninterest expense	$35,595	$33,685

Salaries and employee benefits expense increased $1.7 million, or 10%, to $18.6 million for the first quarter of 2026, compared to $16.9 million for the first quarter of 2025, reflecting a combination of factors, including annual merit increases, incentive compensation and investments in personnel.

Professional services expense decreased $341 thousand, or 20%, to $1.4 million for the first quarter of 2026 compared to $1.7 million for the first quarter of 2025. The decline was primarily due to lower audit-related expenses and lower other professional and consulting fees.

Computer and data processing expense increased $724 thousand, or 13%, to $6.2 million for the first quarter of 2026, compared to $5.5 million for the first quarter of 2025. The increase was due in part to the termination of a vendor relationship during the first quarter of 2026.

Deposit-related charged-off items expense was $109 thousand for the first quarter of 2026, compared to deposit-related recoveries of $294 thousand for the first quarter of 2025. The recoveries in the first quarter of 2025 were primarily related to insurance proceeds related to a post commercial deposit charged-off item.

Other expense decreased $546 thousand, or 12%, to $3.9 million for the first quarter of 2026, compared to $4.4 million for the first quarter of 2025. The decline was primarily attributed to lower corporate insurance premiums and a reduction in bank charges associated with swap collateral accounts due to lower interest rates.

Our efficiency ratio for the first quarter of 2026 was 57.06%, compared with 58.79% for the first quarter of 2025. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the first quarter of 2026, we recorded income tax expense of $3.8 million, compared to $3.7 million for the first quarter of 2025. In the first quarter of 2026, we recognized federal and state tax benefits related to tax credit investments placed in service and/or amortized during the period resulting in a reduction in income tax expense of $1.0 million, compared to $1.1 million for the same period in the prior year.

Our effective tax rate for the first quarter of 2026 was 15.5%, versus 18.2%, for the first quarter of 2025. The effective tax rate typically fluctuates on a quarterly basis primarily due to the level of pre-tax earnings, and may differ from statutory rates due to the impact of items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rates for 2026 and 2025 reflect the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT'S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury bills	$99,791	$99,790	$—	$—
Mortgage-backed securities:
Residential:
Federal National Mortgage Association	196,892	194,785	204,864	204,923
Federal Home Loan Mortgage Corporation	233,462	218,608	257,026	244,752
Government National Mortgage Association	10,343	10,154	11,008	10,893
Commercial:
Federal National Mortgage Association	5,082	5,154	5,089	5,151
Collateralized mortgage obligations:
Residential:
Federal National Mortgage Association	37,739	36,890	25,153	24,364
Federal Home Loan Mortgage Corporation	23,830	21,714	25,037	23,042
Government National Mortgage Association	64,628	65,144	66,928	68,026
Commercial:
Government National Mortgage Association	317,726	293,147	318,429	296,480
Total collateralized mortgage obligations	443,923	416,895	435,547	411,912
Total mortgage-backed securities	889,702	845,596	913,534	877,631
Other debt securities	58,201	58,311	44,608	44,841
Total available for sale securities	$1,047,694	$1,003,697	$958,142	$922,472
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$6,851	$6,689	$6,813	$6,689
State and political subdivisions	31,704	26,966	32,829	28,280
Mortgage-backed securities:
Residential:
Federal National Mortgage Association	3,676	3,314	3,714	3,385
Federal Home Loan Mortgage Corporation	2,572	2,224	2,601	2,268
Government National Mortgage Association	15,589	14,056	16,004	14,475
Commercial:
Federal National Mortgage Association	966	956	973	966
Federal Home Loan Mortgage Corporation	3,992	3,315	3,992	3,306
Collateralized mortgage obligations:
Residential:
Federal National Mortgage Association	5,608	5,219	5,912	5,546
Federal Home Loan Mortgage Corporation	8,165	7,758	8,774	8,388
Government National Mortgage Association	2,370	2,214	2,486	2,351
Commercial:
Federal Home Loan Mortgage Corporation	583	572	612	602
Total collateralized mortgage obligations	16,726	15,763	17,784	16,887
Total mortgage-backed securities	43,521	39,628	45,068	41,287
Total held to maturity securities	82,076	$73,283	84,710	$76,256
Allowance for credit losses–securities	(2)		(2)
Total held to maturity securities, net	$82,074		$84,708

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our available for sale (“AFS”) investment securities portfolio increased $81.2 million from December 31, 2025 to March 31, 2026. The AFS portfolio had a net unrealized loss of $44.0 million at March 31, 2026 and $35.7 million at December 31, 2025, respectively. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Agency Mortgage-backed Securities

All of the mortgage-backed securities held by us as of March 31, 2026, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

As of March 31, 2026, there were 66 securities in the AFS portfolio with an aggregate fair value of $404.4 million that were in an unrealized loss position with unrealized losses totaling $48.8 million. Of these, 35 were Agency MBS in an unrealized loss position for 12 months or longer and had an aggregate fair value of $200.0 million and unrealized losses of $44.4 million, while 31 were in an unrealized loss position for less than 12 months and had an aggregate fair value of $204.3 million and unrealized losses of $4.4 million. The unrealized loss of these securities was driven by the timing of the purchases of fixed-rate securities during the extended low-interest rate environments experienced in prior years, which has been compounded with subsequent increases in benchmark interest rates. However, these fixed-rate securities were purchased with the expectation that they will continue to prepay principal, and the proceeds will be invested at current market rates.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of March 31, 2026 on such Agency MBS to be credit related.

Other Debt Securities

We also hold subordinated debt of bank holding companies with a maturity of 10 years, with a call in 5 years. As of March 31, 2026, there were 14 corporate bonds with an aggregate fair value of $31.5 million, in an unrealized loss position for less than 12 months of $459 thousand.

FHLB and FRB Stock

As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At March 31, 2026, our ownership of FHLB and FRB stock totaled $10.6 million and $9.2 million, respectively, and is included in other assets and recorded at cost, which approximates fair value.

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three months ended March 31, 2026 and 2025, no allowance for credit losses was recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of March 31, 2026, we concluded that unrealized losses on our AFS securities were not impaired due to reasons of credit quality and no allowance for credit losses has been recognized on AFS securities. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of March 31, 2026. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due after one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Treasury bills	$99,791	3.67%	$—	—	$—	—	$—	—	$99,791	3.67%
Mortgage-backed securities:
Residential mortgage-backed securities	—	—	7	6.84%	27	6.22%	440,663	4.40%	440,697	4.40%
Commercial mortgage-backed securities	—	—	—	—	—	—	5,082	5.15%	5,082	5.15%
Residential collateralized mortgage obligations	—	—	—	—	—	—	126,197	4.45%	126,197	4.45%
Commercial collateralized mortgage obligations	—	—	—	—	—	—	317,726	4.76%	317,726	4.76%
Other debt securities	—	—	3,131	6.21%	55,070	6.43%	—	—	58,201	—
Total available for sale debt securities	$99,791	3.67%	$3,138	6.21%	$55,097	6.43%	$889,668	4.54%	$1,047,694	6.42%

Held to maturity debt securities:
U.S. Government agencies and government sponsored enterprises	$—	—	$6,851	3.42%	$—	—	$—	—	$6,851	3.42%
State and political subdivisions	4,960	3.25%	5,331	1.80%	5,134	1.95%	16,279	2.62%	31,704	2.47%
Mortgage-backed securities:
Residential mortgage-backed securities	—	—	—	—	—	—	21,837	3.07%	21,837	3.07%
Commercial mortgage-backed securities	—	—	966	3.44%	3,992	1.61%	—	—	4,958	1.97%
Residential collateralized mortgage obligations	—	—	831	2.09%	8,205	2.49%	7,107	2.36%	16,143	2.41%
Commercial collateralized mortgage obligations	—	—	583	3.27%	—	—	—	—	583	3.27%
Total held to maturity debt securities	4,960	3.25%	14,562	2.75%	17,331	2.13%	45,223	2.80%	82,076	2.67%
Total investment securities	$104,751	3.65%	$17,700	3.36%	$72,428	5.40%	$934,891	4.45%	$1,129,770	4.42%

MANAGEMENT'S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

Total loans were $4.63 billion at March 31, 2026, a decrease of $30.3 million from $4.66 billion at December 31, 2025. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (dollars in thousands):

	Loan Portfolio Composition
	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Commercial business	$746,425	16.1%	$738,307	15.8%
Commercial mortgage–construction	513,615	11.1	488,558	10.5
Commercial mortgage–multifamily	578,731	12.5	588,732	12.7
Commercial mortgage–non-owner occupied	922,628	19.9	942,219	20.2
Commercial mortgage–owner occupied	316,781	6.9	322,776	6.9
Total commercial mortgage	2,331,755	50.4	2,342,285	50.3
Total commercial	3,078,180	66.5	3,080,592	66.1
Residential real estate loans	652,861	14.1	657,001	14.1
Residential real estate lines	74,779	1.6	75,121	1.6
Consumer indirect	787,888	17.1	807,310	17.4
Other consumer	33,879	0.7	37,842	0.8
Total consumer	1,549,407	33.5	1,577,274	33.9
Total loans	4,627,587	100.0%	4,657,866	100.0%
Less: Allowance for credit losses–loans	44,661		47,386
Total loans, net	$4,582,926		$4,610,480

Total commercial loans of $3.08 billion represented 67% of total loans as of March 31, 2026, compared to $3.08 billion, or 66% of total loans as of December 31, 2025. Commercial business loans of $746.4 million, or 16% of total loans, were up $8.1 million, or 1%, from December 31, 2025, primarily due to organic growth, and total commercial mortgage loans of $2.33 billion, or 50% of total loans, were down $10.5 million, from $2.34 billion as of December 31, 2025. The decrease in total commercial mortgage loans was attributable to decreases in non-owner occupied, multifamily, and owner occupied loans, partially offset by increases in construction loans. As of March 31, 2026, commercial real estate (“CRE”) loans made up approximately 67% of total commercial loans, and 45% of total loans, commercial and industrial loans approximated 28% of total commercial loans, and 18% of total loans, and business banking unit loans were approximately 5% of total commercial loans and 3% of total loans. Our CRE committed credit exposure at March 31, 2026 primarily related to approximately 45% multi-family, 20% office, 9% retail, 8% land, 8% hospitality, 5% industrial property, and 2% home builder properties. Approximately 72% of our office exposure at March 31, 2026, or 18% of our total CRE exposure related to Class B or medical office space. More than 70% of our office and 90% of our multifamily CRE loans have full or limited personal or corporate recourse.

Total consumer loans of $1.55 billion, or 34% of total loans at March 31, 2026, decreased $27.9 million from December 31, 2025. Consumer loans at March 31, 2026 were comprised of residential real estate loans and lines of credit of $727.6 million, or 16% of total loans, consumer indirect loans of $787.9 million, or 17% of total loans, and other consumer loans of $33.9 million, or 1% of total loans. During the first quarter of 2026, we originated $68.1 million in indirect automobile loans with a mix of approximately 27% new automobile and 73% used automobile loans. This compares with the $89.1 million originated of indirect automobile loans with a mix of approximately 27% new automobile and 73% used automobile loans for the first quarter of 2025. Origination volumes and the mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loans Serviced for Others

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $1.0 million and $3.4 million as of March 31, 2026 and December 31, 2025, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $297.8 million and $293.3 million as of March 31, 2026 and December 31, 2025, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Credit Losses–Loans

The following table summarizes the activity in the allowance for credit losses–loans for the periods indicated (dollars in thousands).

	Credit Loss – Loans Analysis
	Three months ended March 31,
	2026	2025
Allowance for credit losses – loans, beginning of period	$47,386	$48,041
Net charge-offs (recoveries):
Commercial business	2,990	57
Commercial mortgage–construction	—	(10)
Commercial mortgage–multifamily	—	—
Commercial mortgage–non-owner occupied	(1)	(1)
Commercial mortgage–owner occupied	(1)	(1)
Residential real estate loans	19	41
Residential real estate lines	(3)	—
Consumer indirect	1,850	2,149
Other consumer	226	124
Total net charge-offs	5,080	2,359
Provision for credit losses–loans	2,355	3,292
Allowance for credit losses–loans, end of period	$44,661	$48,974

Net loan charge-offs (recoveries) to average loans (annualized):
Commercial business	1.65%	0.03%
Commercial mortgage–construction	0.00%	0.00%
Commercial mortgage–multifamily	0.00%	0.00%
Commercial mortgage–non-owner occupied	0.00%	0.00%
Commercial mortgage–owner occupied	0.00%	0.00%
Residential real estate loans	0.01%	0.03%
Residential real estate lines	-0.02%	0.00%
Consumer indirect	0.94%	1.03%
Other consumer	2.61%	1.19%
Total loans	0.44%	0.21%

Allowance for credit losses–loans to total loans	0.97%	1.08%
Allowance for credit losses–loans to nonaccrual loans	116%	122%
Allowance for credit losses–loans to non-performing loans	116%	122%

Net charge-offs of $5.1 million for the first quarter of 2026 represented 0.44% of average loans on an annualized basis compared to net charge-offs of $2.4 million, or 0.21%, of average loans for the first quarter of 2025. The increase in net charge-offs in the first quarter of 2025 is primarily driven by the partial charge-off of a previously disclosed commercial business relationship place on nonaccrual status in 2023 for which a specific reserve was in place. The allowance for credit losses–loans was $44.7 million at March 31, 2026, compared with $49.0 million at March 31, 2025. The decrease in allowance for credit losses–loans was due to a combination of factors, including a decrease in consumer indirect loan balances, lower loss rates due to a higher prepayment assumptions and lower qualitative factors that are primarily quantitatively informed by historical data. The ratio of the allowance for credit losses–loans to total loans was 0.97% at March 31, 2026 and 1.08% at March 31, 2025. The ratio of allowance for credit losses–loans to non-performing loans was 116% at March 31, 2026, compared with 122% at March 31, 2025. Non-performing loans increased $2.7 million to $38.5 million at March 31, 2026, compared to $35.8 million at March 31, 2025. The increase in non-performing loans primarily reflects a well-collateralized commercial business loan that moved to nonaccrual status in the first quarter of 2026, offset in part by the partial charge-off of the previously disclosed commercial business relationship.

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

	Allowance for Credit Losses–Loans by Loan Category
	March 31, 2026		December 31, 2025
	Credit Loss Allowance	Percentage of Loans By Category to Total Loans	Credit Loss Allowance	Percentage of Loans By Category to Total Loans
Commercial business	$7,015	16.1%	$9,568	15.8%
Commercial mortgage–construction	4,753	11.1	4,425	10.5
Commercial mortgage–multifamily	2,773	12.5	3,316	12.7
Commercial mortgage–non-owner occupied	12,226	19.9	10,494	20.2
Commercial mortgage–owner occupied	2,786	6.9	3,380	6.9
Residential real estate loans	3,939	14.1	3,511	14.1
Residential real estate lines	767	1.6	778	1.6
Consumer indirect	10,152	17.1	11,554	17.4
Other consumer	250	0.7	360	0.8
Total	$44,661	100.0%	$47,386	100.0%

Loans not analyzed for a specific reserve are segmented into “pools” of loans based on their homogeneous risk characteristics, including purpose, tenor, amortization, repayment source, payment frequency, collateral and recourse. Once loans have been segmented into pools, a loss rate is applied to the amortized cost basis. This is referred to as the “pooled loan” component of the allowance for credit losses estimate. Loans are divided into nine portfolio segments of loans including Commercial Business, Commercial Mortgage–Construction, Commercial Mortgage–Multifamily, Commercial Mortgage–Non-Owner Occupied, Commercial Mortgage–Owner Occupied, Residential Real Estate Loans, Residential Real Estate Lines of Credit, Consumer Indirect Loans, and Other Consumer Loans. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including our Loan Review function. We establish a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, and other loans deemed appropriate by management, collectively referred to as collateral dependent loans. See Note 4, Loans, of the notes to the consolidated financial statements for further details on collateral dependent loans. Based on this analysis, we believe the allowance for credit losses is adequate as of March 31, 2026.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (dollars in thousands).

	Non-Performing Assets
	March 31, 2026	December 31, 2025
Nonaccrual loans:
Commercial business	$6,698	$4,039
Commercial mortgage–construction	20,520	20,321
Commercial mortgage–multifamily	540	540
Commercial mortgage–non-owner occupied	—	—
Commercial mortgage–owner occupied	983	1,095
Residential real estate loans	7,434	6,443
Residential real estate lines	431	374
Consumer indirect	1,753	2,155
Other consumer	102	118
Total nonaccrual loans	38,461	35,085
Accruing loans 90 days or more delinquent	14	670
Total non-performing loans	38,475	35,755
Foreclosed assets	552	94
Total non-performing assets	$39,027	$35,849

Nonaccrual loans to total loans	0.83%	0.75%
Non-performing loans to total loans	0.83%	0.77%
Non-performing assets to total assets	0.62%	0.57%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at March 31, 2026 were $39.0 million, an increase of $3.2 million from the $35.8 million balance at December 31, 2025. The primary component of non-performing assets is non-performing loans, which were $38.5 million or 0.83% of total loans at March 31, 2026 and $35.8 million or 0.77% of total loans at December 31, 2025. The increase in non-performing loans reflects a well-collateralized commercial business loan that moved to nonaccrual status in the first quarter of 2026, offset in part by the partial charge-off of a previously disclosed commercial business relationship.

Approximately $1.0 million, or 3%, of the $38.5 million in non-performing loans as of March 31, 2026 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $552 thousand and $94 thousand of properties representing foreclosed asset holdings at March 31, 2026 and December 31, 2025, respectively.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $32.3 million and $27.6 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2026 and December 31, 2025, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at March 31, 2026. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts as reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$353,282	$289,780	$80,465	$22,898	$746,425
Commercial mortgage–construction	255,411	253,472	3,654	1,078	513,615
Commercial mortgage–multifamily	139,472	182,380	245,493	11,386	578,731
Commercial mortgage–non-owner occupied	97,442	411,226	395,859	18,101	922,628
Commercial mortgage–owner occupied	4,845	112,315	185,592	14,029	316,781
Residential real estate loans	12,592	11,355	144,815	484,099	652,861
Residential real estate lines	22	199	7,151	67,407	74,779
Consumer indirect (1)	6,493	431,803	347,391	2,201	787,888
Other consumer	3,354	8,215	9,573	12,737	33,879
Total loans	$872,913	$1,700,745	$1,419,993	$633,936	$4,627,587

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$103,961	$43,955	$15,308	$163,224
Commercial mortgage–construction		29,523	3,654	913	34,090
Commercial mortgage–multifamily		77,230	77,377	484	155,091
Commercial mortgage–non-owner occupied		160,562	207,808	3,229	371,599
Commercial mortgage–owner occupied		59,387	67,742	—	127,129
Residential real estate loans		11,040	141,891	294,992	447,923
Residential real estate lines		—	—	—	—
Consumer indirect (1)		431,803	347,391	2,201	781,395
Other consumer		8,215	9,569	12,638	30,422
With a floating or adjustable rate
Commercial business		185,819	36,510	7,590	229,919
Commercial mortgage–construction		223,949	—	165	224,114
Commercial mortgage–multifamily		105,150	168,116	10,902	284,168
Commercial mortgage–non-owner occupied		250,664	188,051	14,872	453,587
Commercial mortgage–owner occupied		52,928	117,850	14,029	184,807
Residential real estate loans		315	2,924	189,107	192,346
Residential real estate lines		199	7,151	67,407	74,757
Consumer indirect (1)		—	—	—	—
Other consumer		—	4	99	103
Total loans maturing after one year		$1,700,745	$1,419,993	$633,936	$3,754,674

_____________

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$953,397	17.8%	$962,724	18.5%
Interest-bearing demand	744,690	14.0	672,323	12.9
Savings and money market	1,984,048	37.2	1,884,801	36.2
Time deposits	1,655,746	31.0	1,686,500	32.4
Total deposits	$5,337,881	100.0%	$5,206,348	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2026, total deposits were $5.34 billion, representing an increase of $131.5 million, or 3%, from December 31, 2025. The increase was primarily driven by seasonally higher public deposit balances and an increase in reciprocal deposits, partially offset by a decrease in non-public deposits. Time deposits were approximately 31% and 32% of total deposits at March 31, 2026 and December 31, 2025, respectively.

Non-public deposits, the largest component of our funding sources, totaled $3.11 billion and $3.16 billion at March 31, 2026 and December 31, 2025, respectively, and represented 58% and 61% of total deposits as of each date, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market area. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquidity to accommodate the seasonality associated with public deposits. Total public deposits were $1.25 billion and $1.09 billion at March 31, 2026 and December 31, 2025, respectively, and represented 24% and 21% of total deposits as of each date, respectively.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $853.6 million at March 31, 2026, compared to $829.2 million at December 31, 2025, as this product has been an attractive option for customers with more than $250 thousand on deposit, desiring FDIC insurance. Reciprocal deposits represented 16% of total deposits as of each date.

Brokered deposits totaled $125.2 million at March 31, 2026 and December 31, 2025, and represented 2% of total deposits as of each date. As of March 31, 2026 and December 31, 2025, $75.2 million of interest-bearing demand deposits and $50.0 million of time deposits were brokered deposit accounts.

As of March 31, 2026 and December 31, 2025, the aggregate amount of estimated uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $2.41 billion, or 45% of total deposits, and $2.26 billion, or 43% of total deposits, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $402.1 million and $394.2 million at March 31, 2026 and December 31, 2025, respectively. The maturities of our uninsured time deposits at March 31, 2026 were as follows: $153.0 million in three months or less; $83.9 million between three months and six months; $66.9 million between six months and one year; and $98.3 million over one year. Approximately $1.19 billion and $1.03 billion of reciprocal and public deposits, characterized as preferred deposits for FDIC call report purposes, were collateralized by government-backed securities as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, estimated uninsured nonpublic deposits were approximately 23% and 24% of total deposits, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	March 31,	December 31,
	2026	2025
Short-term borrowings:
FHLB	$114,000	$109,000
Long-term borrowings:
FHLB	—	50,000
Subordinated notes, net	78,621	143,653
Total long-term borrowings	78,621	193,653
Total borrowings	$192,621	$302,653

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at March 31, 2026 and December 31, 2025 totaled $114.0 million and $109.0 million, respectively. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short-term funding needs as they arise. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. At March 31, 2026 and December 31, 2025, our short-term borrowings had a weighted average rate of 3.88% and 3.96%, respectively. We continue to be proactive in managing funding costs and reducing short-term borrowings.

As of March 31, 2026, $50.0 million of the short-term borrowings balance was designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%, and $25.0 million was designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%. In the first quarter of 2026, we repaid $30.0 million in short-term borrowings, which was designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669% which expired on January 24, 2026 and was not subsequently renewed.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $280.2 million of immediate credit capacity with the FHLB, and approximately $919.9 million in secured borrowing capacity at the FRB discount window, none of which was outstanding at March 31, 2026. The FHLB and FRB credit capacity is collateralized by securities from our investment portfolio and certain qualifying loans. As of March 31, 2026, loans pledged also served as collateral for letters of credit issued through the FHLB for the benefit of uninsured public funds deposits totaling $269.3 million. We had $155.0 million of credit available under unsecured federal funds purchased lines with various banks as of March 31, 2026, with no amounts outstanding. Additionally, we had approximately $42.0 million of unencumbered liquid securities available for pledging at March 31, 2026.

Long-term Borrowings

We had a long-term advance payable to FHLB of $50.0 million, which matured and was repaid on January 20, 2026, and bore interest at a fixed rate of 4.05%.

On December 11, 2025, we completed a private placement of $80.0 million in aggregate principal of fixed-to-floating rate subordinated notes to qualified institutional buyers and institutional accredited investors that were subsequently exchanged for subordinated notes with substantially the same terms (the “2025 Notes”) registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to registration rights agreements with the purchasers of the 2025 Notes. The 2025 Notes have a maturity date of December 15, 2035, and bear interest, payable semi-annually, at the rate of 6.50% per annum until December 15, 2030. Commencing on that date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financial Rate (“SOFR”) plus 312 basis points, payable quarterly until maturity. We are entitled to repay the 2025 Notes, in whole or in part, at any time on or after December 15, 2030, and to prepay the 2025 Notes in whole or in part at any time upon certain other specified events. The 2025 Notes qualify as Tier 2 capital for regulatory purposes. We used the net proceeds to redeem the $65.0 million of outstanding debt issuances from 2015 and 2020, at the first call date of 2026, as well as for general corporate purposes including repurchasing shares of the Company’s common stock under our 2025 Share Repurchase Program.

On October 7, 2020, we completed a private placement of $35.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes to qualified institutional buyers and accredited institutional investors that were subsequently exchanged for subordinated notes with substantially the same terms (the “2020 Notes”) registered under the Securities Act of 1933, as amended. The 2020 Notes had a maturity date of October 15, 2030 and bore interest, payable semi-annually, at the rate of 4.375% per annum, until October 15, 2025, at which date the interest rate began repricing quarterly to an interest rate per annum equal to the then current three-month SOFR plus 4.265%, payable quarterly until maturity. The 2020 Notes became redeemable by us, in whole or in part, on any interest payment date on or after October 15, 2025, and were redeemed by us in whole in January 2026.

MANAGEMENT'S DISCUSSION AND ANALYSIS

On April 15, 2015, we issued $40.0 million of subordinated notes (the “2015 Notes”) in a registered public offering. The 2015 Notes bore interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month CME Term SOFR plus 4.20561%. The 2015 Notes became redeemable by us at any quarterly interest payment date on or after April 15, 2025 to maturity at par, plus accrued and unpaid interest. The 2015 Notes qualified as Tier 2 capital for regulatory purposes. In April 2025, we called $10.0 million of the 2015 Notes, and in January 2026 we redeemed the remaining $30.0 million.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board of Directors (“Board”) approved Liquidity Policy. Management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of March 31, 2026, all structural liquidity ratios and early warning indicators remain in compliance with what we believe are ample funding sources available in the event of a stress scenario.

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

The primary source of our non-deposit short-term borrowings is FHLB advances, of which $114.0 million were outstanding at March 31, 2026. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $1.36 billion as of March 31, 2026 from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2026. The line of credit has a one-year term and matures in May 2026. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $85.5 million as of March 31, 2026, up $23.3 million from $108.8 million as of December 31, 2025. During the three months ended March 31, 2026, net cash provided by operating activities totaled $23.7 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $55.8 million, which primarily consisted of $80.3 million of net purchases of investment securities, partially offset by inflows of $25.2 million from the net decrease in loans. Net cash provided by financing activities of $8.8 million million was attributed to a $131.5 million net increase in deposits and a $5.0 million increase in short-term borrowings, partially offset by a $115.0 million net decrease in long-term borrowings, $6.6 million in dividend payments, and $6.1 million in stock repurchases.

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

In September 2025, the Board approved a share repurchase program for up to 1,006,379 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares. The new share repurchase program replaced and terminated the prior share repurchase program authorized by the Board in June 2022. The repurchase program does not obligate us to purchase any shares and it may be extended, modified, or discontinued at any time. During the three months ended March 31, 2026, the Company repurchased 163,197 common shares at an average price of $31.50 per share. As of March 31, 2026, 503,313 shares remain available for repurchase under this program.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Shareholders’ equity was $631.7 million at March 31, 2026, an increase of $2.8 million from $628.9 million at December 31, 2025, primarily due to net income, net of dividends, retained in the three months ended March 31, 2026, partially offset by an increase in accumulated other comprehensive loss of $6.3 million during the three months ended March 31, 2026 due primarily to an increase in net unrealized losses on available for sale securities, and $6.1 million of share repurchases.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies on a consolidated basis. As of March 31, 2026, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. See the “Basel III Capital Rules” section below for further discussion.

The following table reflects the ratios and their components (dollars in thousands):

		March 31,	December 31,
		2026	2025
Common shareholders’ equity		$614,385	$611,569
Less:	Goodwill and other intangible assets	57,342	57,002
	Net unrealized loss on investment securities (1)	(32,724)	(26,531)
	Hedging derivative instruments	1,189	1,329
	Net periodic pension and postretirement benefits plan adjustments	(7,726)	(7,754)
	Other	(66)	(74)
Common Equity Tier 1 (“CET1”) Capital		596,370	587,597
Plus:	Preferred stock	17,285	17,285
	Tier 1 Capital	613,655	604,882
Plus:	Qualifying allowance for credit losses	50,045	52,886
	Subordinated Notes	78,621	130,653
Total regulatory capital		$742,321	$788,421
Adjusted average total assets (for leverage capital purposes)		$6,202,097	$6,240,934
Total risk-weighted assets		$5,242,906	$5,290,738

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)		9.89%	9.69%
CET1 Capital (CET1 capital to total risk-weighted assets)		11.37%	11.11%
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)		11.70%	11.43%
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)		14.16%	14.90%

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

Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules. As of March 31, 2026, the Company and Bank’s capital levels remained characterized as “well capitalized” under the Basel III rules, including the additional capital conversion buffer.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of March 31, 2026 and December 31, 2025, for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (dollars in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Tier 1 leverage:
Company	$613,655	9.89%	$248,084	4.00%	$310,105	5.00%
Bank	663,439	10.73	247,259	4.00	309,074	5.00
CET1 capital:
Company	596,370	11.37	367,003	7.00	340,789	6.50
Bank	663,439	12.71	365,413	7.00	339,312	6.50
Tier 1 capital:
Company	613,655	11.70	445,647	8.50	419,432	8.00
Bank	663,439	12.71	443,716	8.50	417,615	8.00
Total capital:
Company	742,321	14.16	550,505	10.50	524,921	10.00
Bank	713,484	13.67	548,119	10.50	522,018	10.00
December 31, 2025
Tier 1 leverage:
Company	$604,882	9.69%	$249,637	4.00%	$312,047	5.00%
Bank	649,202	10.44	248,832	4.00	311,041	5.00
CET1 capital:
Company	587,597	11.11	370,352	7.00	343,989	6.50
Bank	649,202	12.32	368,762	7.00	342,422	6.50
Tier 1 capital:
Company	604,882	11.43	449,713	8.50	423,259	8.00
Bank	649,202	12.32	447,782	8.50	421,442	8.00
Total capital:
Company	788,421	14.90	555,527	10.50	529,074	10.00
Bank	702,088	13.33	553,143	10.50	526,803	10.00

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the potential impact on earnings or capital arising from movements in interest rates. The Bank’s market risk management framework has been developed to control both short-term and long-term exposure within the Board-approved policy limits and is monitored by the Asset-Liability Management Committee and the Board. Quantitative and qualitative disclosures about market risk were presented at December 31, 2025 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 9, 2026. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2025 to March 31, 2026. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending March 31, 2027, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-300 bp	-200 bp	-100 bp	+100 bp
Estimated change in net interest income	$(14,412)	$(9,278)	$(4,410)	$2,720
% Change	-6.77%	-4.36%	-2.07%	1.28%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2026 and December 31, 2025 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2026 and December 31, 2025. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	March 31, 2026			December 31, 2025
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$868,433			$828,292
- 300 Basis Points	931,976	$63,543	7.32%	885,771	$57,479	6.94%
- 200 Basis Points	911,076	42,643	4.91	866,824	38,532	4.65
- 100 Basis Points	889,269	20,836	2.40	847,059	18,767	2.27
+ 100 Basis Points	846,173	(22,260)	-2.56	807,542	(20,750)	-2.51

The Pre-Shock Scenario EVE was $868.4 million at March 31, 2026, compared to $828.3 million at December 31, 2025. The increase was driven by decreases in borrowings, with the repayment of the legacy sub-debt issuances, the maturity of long-term borrowing, and additional securities purchases. This benefit was offset by seasonal public deposit inflows shifting into higher yielding non-maturity and time deposits. The sensitivity in the down Rate Shock Scenarios to EVE was relatively flat at March 31, 2026 compared to December 31, 2025. While lower long-term borrowings supported EVE, the benefit was offset by the paydown in variable commercial loan balances, which allow for a quicker repricing in a falling rate environment.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

During the quarter ended March 31, 2026, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2025, the Board approved a share repurchase program for up to 1,006,379 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares. The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the first quarter of 2026 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 – January 31, 2026	163,197	$31.50	—	506,313
February 1, 2026 – February 28, 2026	—	—	—	506,313
March 1, 2026 – March 31, 2026	—	—	—	506,313
Total	163,197	$31.50	—

ITEM 5. Other Information

During the first quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	May 4, 2026
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	May 4, 2026
W. Jack Plants II
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sandra L. Byers	May 4, 2026
Sandra L. Byers
Senior Vice President and Controller
(Principal Accounting Officer)