Form 10-Q
period 2026-06-30
FINANCIAL INSTITUTIONS INC
filed 2026-08-03
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The registrant had 19,706,360 shares of Common Stock, $0.01 par value, outstanding as of July 28, 2026.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$59,552	$57,138
Interest-bearing deposits in other banks	39,622	51,613
Total cash and cash equivalents	99,174	108,751
Securities available for sale, at fair value (amortized cost of $959,631 and $958,142, respectively)	910,466	922,472
Securities held to maturity, at amortized cost (net of allowance for credit losses of $2) (fair value of $70,899 and $76,256, respectively)	79,298	84,708
Loans held for sale	2,502	3,365
Loans (net of allowance for credit losses of $47,497 and $47,386, respectively)	4,705,468	4,610,480
Company owned life insurance	182,013	176,394
Premises and equipment, net	38,058	39,894
Goodwill	58,121	58,121
Other intangible assets, net	2,028	2,222
Other assets	257,824	267,733
Total assets	$6,334,952	$6,274,140
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$950,510	$962,724
Interest-bearing demand	712,124	672,323
Savings and money market	1,964,402	1,884,801
Time deposits	1,672,429	1,686,500
Total deposits	5,299,465	5,206,348
Short-term borrowings	182,000	109,000
Long-term borrowings, net of issuance costs of $1,306 and $1,347, respectively	78,694	193,653
Other liabilities	131,352	136,285
Total liabilities	5,691,511	5,645,286
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,413 shares issued	17,142	17,142
Total preferred equity	17,285	17,285
Common stock, $0.01 par value; 50,000,000 shares authorized; 20,699,556 shares issued	207	207
Additional paid-in capital	233,455	234,398
Retained earnings	465,996	437,139
Accumulated other comprehensive loss	(43,349)	(33,030)
Treasury stock, at cost; 993,196 and 902,149 shares, respectively	(30,153)	(27,145)
Total shareholders’ equity	643,441	628,854
Total liabilities and shareholders’ equity	$6,334,952	$6,274,140

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$70,840	$70,886	$140,335	$139,676
Interest and dividends on investment securities	11,975	11,571	23,760	23,058
Other interest income	261	410	544	1,184
Total interest income	83,076	82,867	164,639	163,918
Interest expense:
Deposits	27,523	31,803	54,755	63,939
Short-term borrowings	818	386	1,458	877
Long-term borrowings	1,374	1,556	3,072	3,116
Total interest expense	29,715	33,745	59,285	67,932
Net interest income	53,361	49,122	105,354	95,986
Provision for credit losses	3,108	2,562	5,347	5,490
Net interest income after provision for credit losses	50,253	46,560	100,007	90,496
Noninterest income:
Service charges on deposits	1,083	1,089	2,127	2,141
Card interchange income	2,063	1,937	3,955	3,777
Investment advisory	3,287	2,885	6,348	5,622
Company owned life insurance	2,884	2,965	5,656	5,742
Investments in limited partnerships	(140)	307	84	722
Loan servicing	201	180	352	303
Income from derivative instruments, net	518	339	757	589
Net gain on sale of loans held for sale	181	140	306	257
Net gain on sale of investment securities	—	3	328	3
Net gain (loss) on other assets	27	—	(454)	—
Net loss on tax credit investments	(350)	(512)	(802)	(1,026)
Other	1,200	1,284	2,970	2,860
Total noninterest income	10,954	10,617	21,627	20,990
Noninterest expense:
Salaries and employee benefits	19,165	18,070	37,766	34,968
Occupancy and equipment	3,941	3,982	7,806	7,572
Professional services	1,263	1,451	2,613	3,142
Computer and data processing	5,512	5,879	11,723	11,366
FDIC assessments	987	1,392	1,973	2,859
Advertising and promotions	592	495	1,116	837
Amortization of intangibles	96	105	194	212
Deposit-related charged-off items expense (recoveries)	126	233	235	(61)
Other	3,923	4,075	7,774	8,472
Total noninterest expense	35,605	35,682	71,200	69,367
Income before income taxes	25,602	21,495	50,434	42,119
Income tax expense	4,418	3,963	8,265	7,709
Net income	$21,184	$17,532	$42,169	$34,410
Preferred stock dividends	365	364	729	729
Net income available to common shareholders	$20,819	$17,168	$41,440	$33,681
Earnings per common share (Note 2):
Basic	$1.06	$0.85	$2.11	$1.68
Diluted	$1.04	$0.85	$2.08	$1.66
Cash dividends declared per common share	$0.32	$0.31	$0.64	$0.62

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$21,184	$17,532	$42,169	$34,410
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	(3,838)	87	(10,023)	11,232
Hedging derivative instruments	(213)	(409)	(353)	(1,049)
Pension and post-retirement obligations	29	103	57	207
Total other comprehensive (loss) income, net of tax	(4,022)	(219)	(10,319)	10,390
Comprehensive income	$17,162	$17,313	$31,850	$44,800

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2026 and 2025

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2025	$17,285	$207	$234,398	$437,139	$(33,030)	$(27,145)	$628,854
Comprehensive (loss) income:
Net income	—	—	—	20,985	—	—	20,985
Other comprehensive loss, net of tax	—	—	—	—	(6,297)	—	(6,297)
Purchases of common stock for treasury	—	—	—	—	—	(6,130)	(6,130)
Share-based compensation plans:
Share-based compensation	—	—	903	—	—	—	903
Restricted stock units released	—	—	(2,525)	—	—	2,525	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.32 per share	—	—	—	(6,281)	—	—	(6,281)
Balance at March 31, 2026	$17,285	$207	$232,776	$451,479	$(39,327)	$(30,750)	$631,670
Comprehensive income (loss):
Net income	—	—	—	21,184	—	—	21,184
Other comprehensive loss, net of tax	—	—	—	—	(4,022)	—	(4,022)
Purchases of common stock for treasury	—	—	—	—	—	(65)	(65)
Share-based compensation plans:
Share-based compensation	—	—	1,270	—	—	—	1,270
Restricted stock units released	—	—	(134)	—	—	134	—
Restricted stock awards issued	—	—	(467)	—	—	467	—
Stock awards			10			61	71
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.32 per share	—	—	—	(6,302)	—	—	(6,302)
Balance at June 30, 2026	$17,285	$207	$233,455	$465,996	$(43,349)	$(30,153)	$643,441

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2026 and 2025

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2024	$17,285	$207	$233,421	$388,665	$(52,604)	$(17,990)	$568,984
Comprehensive income (loss):
Net income	—	—	—	16,878	—	—	16,878
Other comprehensive income, net of tax	—	—	—	—	10,609	—	10,609
Purchases of common stock for treasury	—	—	—	—	—	(481)	(481)
Share-based compensation plans:
Share-based compensation	—	—	506	—	—	—	506
Restricted stock units released	—	—	(1,452)	—	—	1,452	—
Restricted stock awards issued	—	—	(19)	—	—	19	—
Stock awards	—	—	(1)	—	—	19	18
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.31 per share	—	—	—	(6,221)	—	—	(6,221)
Balance at March 31, 2025	$17,285	$207	$232,455	$398,957	$(41,995)	$(16,981)	$589,928
Comprehensive income (loss):
Net income	—	—	—	17,532	—	—	17,532
Other comprehensive loss, net of tax	—	—	—	—	(219)	—	(219)
Share-based compensation plans:
Share-based compensation	—	—	954	—	—	—	954
Restricted stock awards issued	—	—	(432)	—	—	432	—
Stock awards	—	—	(9)	—	—	83	74
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.31 per share	—	—	—	(6,237)	—	—	(6,237)
Balance at June 30, 2025	$17,285	$207	$232,968	$409,888	$(42,214)	$(16,466)	$601,668

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$42,169	$34,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,684	3,825
Net accretion of discounts on securities	(4,229)	(2,235)
Provision for credit losses	5,347	5,490
Share-based compensation	2,173	1,460
Deferred income tax expense	3,698	843
Proceeds from sale of loans held for sale	22,198	16,049
Originations of loans held for sale	(21,029)	(15,868)
Income on company owned life insurance	(5,656)	(5,742)
Net gain on sale of loans held for sale	(306)	(257)
Net gain on investment securities	(328)	(3)
Net loss on other assets	454	—
Decrease in other assets	3,187	15,854
Decrease in other liabilities	(5,013)	(49,546)
Net cash provided by operating activities	46,349	4,280
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(267,583)	(93,434)
Held to maturity	(1,229)	(2,045)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale securities	259,199	40,833
Held to maturity	6,637	25,868
Proceeds from sales of securities available for sale	18,379	64,955
Net increase in loans	(101,476)	(63,217)
Purchase of company owned life insurance	(29)	(72,905)
Proceeds received from surrender of company owned life insurance	—	73,958
Purchases of premises and equipment	(1,498)	(2,412)
Net cash used in investing activities	(87,600)	(28,399)
Cash flows from financing activities:
Net increase in deposits	93,117	51,283
Short-term borrowings, by original maturity:
Net increase in short-term borrowings	73,000	2,000
Repayment of long-term borrowings	(115,000)	(10,000)
Purchases of common stock for treasury	(6,195)	(481)
Cash dividends paid to common and preferred shareholders	(13,248)	(12,970)
Net cash provided by financing activities	31,674	29,832
Net (decrease) increase in cash and cash equivalents	(9,577)	5,713
Cash and cash equivalents, beginning of period	108,751	87,321
Cash and cash equivalents, end of period	$99,174	$93,034

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

Supplemental cash flow information is summarized as follows for the six months ended June 30, 2026, and 2025 (in thousands):

	2026	2025
Supplemental information:
Cash paid for interest	$54,591	$65,762
Cash paid for income taxes	—	—
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	94	142
Transfer of premises and equipment to assets held for sale	425	—
Accrued and declared unpaid dividends	6,667	6,601

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Recently Adopted or Issued

Standards Adopted in 2026

None.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Standards Not Yet Effective

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments require the disclosure of specified information about certain costs and expenses, in the notes to the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This ASU affects financial statement disclosure only, and will not have a material impact on the Company’s operations or financial condition.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The ASU introduces the concept of purchased seasoned loans and requires certain acquired loans (excluding credit cards) that have not experienced significant credit deterioration since origination to be accounted for using the gross-up method. The amendments clarify initial and subsequent measurement, including recognition of an allowance for credit losses at acquisition with an offsetting gross-up to the purchase price, and require purchased seasoned loans to follow the same interest income recognition model as originated financial assets. The ASU also updates disclosure requirements to include separate presentation of the initial allowance recognized for purchased seasoned loans. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivative and Hedging (Topic 815): Hedge Accounting Improvements. The five issues addressed in this Update are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, and should be applied on a prospective basis for all hedging relationships. An election may be made to adopt the amendments in this update for hedging relationships that exist as of the date of adoption. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

(2.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. There were no participating securities outstanding for the three and six months ended June 30, 2026 and 2025. Therefore, the two-class method of calculating basic and diluted EPS was not applicable for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income available to common shareholders	$20,819	$17,168	$41,440	$33,681
Weighted average common shares outstanding:
Total shares issued	20,700	20,700	20,700	20,700
Unvested restricted stock awards	(7)	(10)	(7)	(10)
Treasury shares	(1,006)	(583)	(1,028)	(600)
Total basic weighted average common shares outstanding	19,687	20,107	19,665	20,090
Incremental shares from assumed:
Vesting of restricted stock awards	254	187	266	201
Total diluted weighted average common shares outstanding	19,941	20,294	19,931	20,291

Basic earnings per common share	$1.06	$0.85	$2.11	$1.68
Diluted earnings per common share	$1.04	$0.85	$2.08	$1.66

For the three and six months ended June 30, 2026 and 2025, no average shares were excluded from the computation of diluted EPS because the effect would be antidilutive.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities, by security type, are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2026
Securities available for sale:
U.S. Treasury bills	$19,984	$—	$—	$19,984
Mortgage-backed securities:
Residential mortgage-backed securities	426,000	2,359	21,252	407,107
Commercial mortgage-backed securities	5,077	41	—	5,118
Residential collateralized mortgage obligations	134,158	231	3,441	130,948
Commercial collateralized mortgage obligations	316,285	—	27,349	288,936
Total mortgage-backed securities	881,520	2,631	52,042	832,109
Other debt securities	58,127	670	424	58,373
Total available for sale securities	$959,631	$3,301	$52,466	$910,466
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$6,888	$—	$220	$6,668
State and political subdivisions	30,308	2	4,099	26,211
Mortgage-backed securities:
Residential mortgage-backed securities	21,444	—	2,390	19,054
Commercial mortgage-backed securities	4,952	—	697	4,255
Residential collateralized mortgage obligations	15,152	—	985	14,167
Commercial collateralized mortgage obligations	556	—	12	544
Total mortgage-backed securities	42,104	—	4,084	38,020
Total held to maturity securities	79,300	$2	$8,403	$70,899
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$79,298

December 31, 2025
Securities available for sale:
Mortgage-backed securities:
Residential mortgage-backed securities	$472,898	$8,445	$20,775	$460,568
Commercial mortgage-backed securities	5,089	62	—	5,151
Residential collateralized mortgage obligations	117,118	1,409	3,095	115,432
Commercial collateralized mortgage obligations	318,429	225	22,174	296,480
Total mortgage-backed securities	913,534	10,141	46,044	877,631
Other debt securities	44,608	470	237	44,841
Total available for sale securities	$958,142	$10,611	$46,281	$922,472
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$6,813	$—	$124	$6,689
State and political subdivisions	32,829	28	4,577	28,280
Mortgage-backed securities:
Residential mortgage-backed securities	22,319	—	2,191	20,128
Commercial mortgage-backed securities	4,965	—	693	4,272
Residential collateralized mortgage obligations	17,172	—	887	16,285
Commercial collateralized mortgage obligations	612	—	10	602
Total mortgage-backed securities	45,068	—	3,781	41,287
Total held to maturity securities	84,710	$28	$8,482	$76,256
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$84,708

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $3.6 million and $3.5 million as of June 30, 2026 and December 31, 2025, respectively. For held to maturity (“HTM”) debt securities, AIR totaled $308 thousand and $348 thousand as of June 30, 2026 and December 31, 2025, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three and six months ended June 30, 2026 and 2025, the provision for credit losses for HTM investment securities was less than $1 thousand in each period.

Investment securities with a total fair value of $948.6 million and $860.3 million at June 30, 2026 and December 31, 2025, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Interest and dividends on investment securities for the three and six months ended June 30, 2026 and 2025 are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Taxable interest and dividends	$11,827	$11,360	$23,454	$22,627
Tax-exempt interest and dividends	148	211	306	431
Total interest and dividends on investment securities	$11,975	$11,571	$23,760	$23,058

The proceeds and related gain or loss on sales of AFS securities for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Proceeds from sales	$—	$64,955	$18,379	$64,955
Gross realized gains	—	608	328	608
Gross realized losses	—	(605)	—	(605)

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2026 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$19,984	$19,984
Due after one to five years	3,130	3,084
Due after five years through ten years	55,029	55,321
Due after ten years	881,488	832,077
Total available for sale securities	$959,631	$910,466
Debt securities held to maturity:
Due in one year or less	$3,601	$3,594
Due after one to five years	14,361	13,698
Due after five years through ten years	16,821	14,844
Due after ten years	44,517	38,763
Total held to maturity securities	$79,300	$70,899

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2026
Securities available for sale:
U.S. Treasury bills	$19,984	$—	$—	$—	$19,984	$—
Mortgage-backed securities:
Residential mortgage-backed securities	47,244	341	88,114	20,911	135,358	21,252
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential collateralized mortgage obligations	75,787	328	10,086	3,113	85,873	3,441
Commercial collateralized mortgage obligations	115,072	2,153	173,864	25,196	288,936	27,349
Total mortgage-backed securities	238,103	2,822	272,064	49,220	510,167	52,042
Other debt securities	34,515	424	—	—	34,515	424
Total AFS debt securities with unrealized losses	$292,602	$3,246	$272,064	$49,220	$564,666	$52,466

December 31, 2025
Securities available for sale:
Mortgage-backed securities:
Residential mortgage-backed securities	$9,525	$40	$93,253	$20,735	$102,778	$20,775
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential collateralized mortgage obligations	9,831	1	10,797	3,094	20,628	3,095
Commercial collateralized mortgage obligations	117,443	2,257	114,938	19,917	232,381	22,174
Total mortgage-backed securities	136,799	2,298	218,988	43,746	355,787	46,044
Other debt securities	19,124	237	—	—	19,124	237
Total AFS debt securities with unrealized losses	$155,923	$2,535	$218,988	$43,746	$374,911	$46,281

The total number of AFS securities positions in the investment portfolio in an unrealized loss position, for which an allowance for credit losses had not been recorded, was 75 at June 30, 2026 and 54 at December 31, 2025. At June 30, 2026, the Company had a position in 40 investment securities with a fair value of $272.1 million and a total unrealized loss of $49.2 million that had been in a continuous unrealized loss position for more than 12 months, and a total of 35 securities positions in the Company’s investment portfolio with a fair value of $292.6 million and a total unrealized loss of $3.2 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the Company’s portfolio fluctuates as market interest rates change.

(3.) INVESTMENT SECURITIES (Continued)

Securities Available for Sale

As of June 30, 2026 and December 31, 2025, no allowance for credit losses had been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company expects to recover the amortized cost basis of its investments and more than likely will not need to sell before the recovery period for operating purposes, with no impairment identified. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of June 30, 2026, $27.2 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $3.1 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2025, $28.8 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $4.1 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and no municipal bonds were rated below investment grade.

As of June 30, 2026 and December 31, 2025, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
June 30, 2026
Commercial business	$767,524	$1,025	$768,549
Commercial mortgage–construction	560,063	(2,027)	558,036
Commercial mortgage–multifamily	565,622	(595)	565,027
Commercial mortgage–non-owner occupied	972,358	(1,392)	970,966
Commercial mortgage–owner occupied	347,852	(46)	347,806
Residential real estate loans	654,339	8,243	662,582
Residential real estate lines	72,848	3,251	76,099
Consumer indirect	747,885	23,241	771,126
Other consumer	32,689	85	32,774
Total	$4,721,180	$31,785	4,752,965
Allowance for credit losses–loans			(47,497)
Total loans, net			$4,705,468
December 31, 2025
Commercial business	$737,578	$729	$738,307
Commercial mortgage–construction	491,035	(2,477)	488,558
Commercial mortgage–multifamily	589,437	(705)	588,732
Commercial mortgage–non-owner occupied	943,514	(1,295)	942,219
Commercial mortgage–owner occupied	322,782	(6)	322,776
Residential real estate loans	648,188	8,813	657,001
Residential real estate lines	71,928	3,193	75,121
Consumer indirect	782,802	24,508	807,310
Other consumer	37,746	96	37,842
Total	$4,625,010	$32,856	4,657,866
Allowance for credit losses–loans			(47,386)
Total loans, net			$4,610,480

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $2.5 million and $3.4 million as of June 30, 2026 and December 31, 2025, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $302.1 million and $293.3 million as of June 30, 2026 and December 31, 2025, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2026, and December 31, 2025, AIR for loans totaled $21.5 million and $21.3 million, respectively, is included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no specific allowance
June 30, 2026
Commercial business	$395	$4,449	$670	$5,514	$7,007	$755,003	$767,524	$6,431
Commercial mortgage–construction	—	2,549	—	2,549	20,520	536,994	560,063	20,520
Commercial mortgage–multifamily	2,278	—	—	2,278	540	562,804	565,622	540
Commercial mortgage–non-owner occupied	874	—	—	874	—	971,484	972,358	—
Commercial mortgage–owner occupied	—	—	—	—	981	346,871	347,852	446
Residential real estate loans	3,563	47	—	3,610	6,974	643,755	654,339	6,974
Residential real estate lines	141	99	—	240	412	72,196	72,848	412
Consumer indirect	10,684	2,747	—	13,431	1,772	732,682	747,885	1,772
Other consumer	359	676	—	1,035	131	31,523	32,689	131
Total loans, gross	$18,294	$10,567	$670	$29,531	$38,337	$4,653,312	$4,721,180	$37,226
December 31, 2025
Commercial business	$294	$163	$670	$1,127	$4,039	$732,412	$737,578	$528
Commercial mortgage–construction	—	2,463	—	2,463	20,321	468,251	491,035	20,321
Commercial mortgage–multifamily	3,278	—	—	3,278	540	585,619	589,437	540
Commercial mortgage–non-owner occupied	—	—	—	—	—	943,514	943,514	—
Commercial mortgage–owner occupied	—	—	—	—	1,095	321,687	322,782	1,095
Residential real estate loans	3,274	161	—	3,435	6,443	638,310	648,188	6,443
Residential real estate lines	421	—	—	421	374	71,133	71,928	374
Consumer indirect	14,124	2,135	—	16,259	2,155	764,388	782,802	2,155
Other consumer	1,296	198	—	1,494	118	36,134	37,746	118
Total loans, gross	$22,687	$5,120	$670	$28,477	$35,085	$4,561,448	$4,625,010	$31,574

There were no consumer overdrafts which were past due greater than 90 days as of June 30, 2026 and December 31, 2025. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2026 and 2025. Estimated interest income of $169 thousand and $423 thousand for the three months ended June 30, 2026 and 2025, respectively, and $694 thousand and $627 thousand for the six months ended June 30, 2026 and 2025, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted at June 30, 2026 (in thousands):

	Term Extension
	Amortized Cost Basis	% of Total Loans
Loan Type
Commercial business	$—	0.0%
Commercial mortgage–construction	—	0.0%
Commercial mortgage–multifamily	—	0.0%
Commercial mortgage–non-owner occupied	—	0.0%
Commercial mortgage–owner occupied	—	0.0%
Residential real estate loans	2,807	0.1%
Residential real estate lines	—	0.0%
Consumer indirect	—	0.0%
Other consumer	—	0.0%
Total	$2,807	0.1%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the twelve months ended June 30, 2026:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.11 years to the life of the loan, which reduced the monthly payment amount for the borrower.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended June 30, 2026 (in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Commercial business	$—	$—	$—
Commercial mortgage–construction	—	—	—
Commercial mortgage–multifamily	—	—	—
Commercial mortgage–non-owner occupied	—	—	—
Commercial mortgage–owner occupied	—	—	—
Residential real estate loans	2,463	191	153
Residential real estate lines	—	—	—
Consumer indirect	—	—	—
Other consumer	—	—	—
Total	$2,463	$191	$153

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured when a borrower is experiencing financial difficulty, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of June 30, 2026 and December 31, 2025 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
June 30, 2026
Commercial business	$6,379	$221	$6,600	$389
Commercial mortgage–construction	—	20,520	20,520	—
Commercial mortgage–multifamily	—	4,715	4,715	—
Commercial mortgage–non-owner occupied	—	13,159	13,159	—
Commercial mortgage–owner occupied	—	5,426	5,426	3,224
Total	$6,379	$44,041	$50,420	$3,613

December 31, 2025
Commercial business	$6,148	$3,155	$9,303	$3,218
Commercial mortgage–construction	—	20,321	20,321	—
Commercial mortgage–multifamily	—	4,735	4,735	—
Commercial mortgage–non-owner occupied	—	12,994	12,994	—
Commercial mortgage–owner occupied	—	1,406	1,406	—
Total	$6,148	$42,611	$48,759	$3,218

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2026
Commercial business:
Uncriticized	$75,926	$129,821	$79,882	$50,962	$28,598	$49,850	$331,080	$—	$746,119
Special mention	1,088	22	2,225	1,946	—	395	6,150	—	11,826
Substandard	—	29	500	255	—	164	2,345	—	3,293
Doubtful	—	—	107	—	166	172	6,866	—	7,311
Total	$77,014	$129,872	$82,714	$53,163	$28,764	$50,581	$346,441	$—	$768,549
Current period gross charge-offs	$—	$—	$114	$—	$2,934	$—	$—	$—	$3,048

Commercial mortgage–construction
Uncriticized	$18,221	$179,520	$95,346	$138,718	$93,643	$12	$—	$—	$525,460
Special mention	—	—	—	—	—	2,549	—	—	2,549
Substandard	—	—	—	6,240	3,267	—	—	—	9,507
Doubtful	—	—	—	—	—	20,520	—	—	20,520
Total	$18,221	$179,520	$95,346	$144,958	$96,910	$23,081	$—	$—	$558,036
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–multifamily
Uncriticized	$23,170	$77,514	$25,145	$104,424	$120,629	$201,931	$—	$—	$552,813
Special mention	—	—	—	—	—	6,823	—	—	6,823
Substandard	—	—	—	—	4,176	675	—	—	4,851
Doubtful	—	—	—	—	—	540	—	—	540
Total	$23,170	$77,514	$25,145	$104,424	$124,805	$209,969	$—	$—	$565,027
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–non-owner occupied
Uncriticized	$60,956	$170,487	$89,022	$58,740	$241,850	$324,186	$—	$—	$945,242
Special mention	—	—	—	—	—	7,971	—	—	7,971
Substandard	—	4,445	—	13,159	—	149	—	—	17,753
Doubtful	—	—	—	—	—	—	—	—	—
Total	$60,956	$174,932	$89,022	$71,899	$241,850	$332,306	$—	$—	$970,966
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–owner occupied
Uncriticized	$45,017	$34,340	$73,163	$20,009	$55,434	$117,888	$—	$—	$345,851
Special mention	—	—	—	—	—	408	—	—	408
Substandard	—	371	—	—	—	195	—	—	566
Doubtful	—	—	—	—	—	981	—	—	981
Total	$45,017	$34,711	$73,163	$20,009	$55,434	$119,472	$—	$—	$347,806
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025
Commercial business:
Uncriticized	$157,771	$89,340	$69,005	$37,834	$33,956	$24,534	$301,296	$—	$713,736
Special mention	13	2,332	2,672	—	2	458	6,651	—	12,128
Substandard	—	12	341	7	—	162	8,005	—	8,527
Doubtful	—	164	—	3,101	—	172	479	—	3,916
Total	$157,784	$91,848	$72,018	$40,942	$33,958	$25,326	$316,431	$—	$738,307
Current period gross charge-offs	$—	$75	$2	$1,994	$35	$200	$—	$—	$2,306

Commercial mortgage–construction
Uncriticized	$85,790	$108,496	$150,093	$103,864	$—	$8,024	$—	$—	$456,267
Special mention	—	—	6,240	3,267	2,463	—	—	—	11,970
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	20,321	—	—	—	20,321
Total	$85,790	$108,496	$156,333	$107,131	$22,784	$8,024	$—	$—	$488,558
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–multifamily
Uncriticized	$77,817	$22,987	$105,464	$122,718	$145,614	$97,115	$—	$—	$571,715
Special mention	—	—	—	174	4,546	6,823	—	—	11,543
Substandard	—	—	—	4,194	—	740	—	—	4,934
Doubtful	—	—	—	—	—	540	—	—	540
Total	$77,817	$22,987	$105,464	$127,086	$150,160	$105,218	$—	$—	$588,732
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–non-owner occupied
Uncriticized	$174,659	$83,946	$68,768	$245,352	$77,161	$271,621	$—	$—	$921,507
Special mention	—	—	—	—	—	7,484	—	—	7,484
Substandard	—	—	12,994	—	—	234	—	—	13,228
Doubtful	—	—	—	—	—	—	—	—	-
Total	$174,659	$83,946	$81,762	$245,352	$77,161	$279,339	$—	$—	$942,219
Current period gross charge-offs	$—	$—	$—	$—	$—	$597	$—	$—	$597

Commercial mortgage–owner occupied
Uncriticized	$34,767	$72,521	$23,552	$57,572	$37,269	$95,052	$—	$—	$320,733
Special mention	—	—	—	—	—	—	—	—	-
Substandard	—	—	—	—	199	749	—	—	948
Doubtful	—	—	—	—	—	1,095	—	—	1,095
Total	$34,767	$72,521	$23,552	$57,572	$37,468	$96,896	$—	$—	$322,776
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2026
Residential real estate loans:
Performing	$31,837	$65,312	$53,682	$97,390	$68,197	$339,190	$—	$—	$655,608
Nonperforming	380	476	471	575	585	4,487	—	—	6,974
Total	$32,217	$65,788	$54,153	$97,965	$68,782	$343,677	$—	$—	$662,582
Current period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$—	$20

Residential real estate lines:
Performing	$—	$—	$—	$—	$—	$—	$73,388	$2,299	$75,687
Nonperforming	—	—	—	—	—	—	412	—	412
Total	$—	$—	$—	$—	$—	$—	$73,800	$2,299	$76,099
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$30	$—	$30

Consumer indirect:
Performing	$134,858	$243,007	$129,633	$95,454	$104,176	$62,226	$—	$—	$769,354
Nonperforming	127	196	203	345	508	393	—	—	1,772
Total	$134,985	$243,203	$129,836	$95,799	$104,684	$62,619	$—	$—	$771,126
Current period gross charge-offs	$2	$1,223	$1,190	$1,338	$1,947	$1,820	$—	$—	$7,520

Other consumer:
Performing	$2,474	$3,398	$3,711	$19,174	$798	$296	$2,792	$—	$32,643
Nonperforming	—	8	97	4	8	—	14	—	131
Total	$2,474	$3,406	$3,808	$19,178	$806	$296	$2,806	$—	$32,774
Current period gross charge-offs	$173	$32	$51	$227	$26	$2	$14	$—	$525

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025
Residential real estate loans:
Performing	$61,803	$56,511	$102,504	$70,501	$68,202	$291,037	$—	$—	$650,558
Nonperforming	155	483	998	699	877	3,231	—	—	6,443
Total	$61,958	$56,994	$103,502	$71,200	$69,079	$294,268	$—	$—	$657,001
Current period gross charge-offs	$—	$—	$19	$—	$130	$19	$—	$—	$168

Residential real estate lines:
Performing	$—	$—	$—	$—	$—	$—	$73,953	$794	$74,747
Nonperforming	—	—	—	—	—	—	374	-	374
Total	$—	$—	$—	$—	$—	$—	$74,327	$794	$75,121
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$27	$27

Consumer indirect:
Performing	$283,761	$158,129	$121,885	$142,171	$78,858	$20,351	$—	$—	$805,155
Nonperforming	315	354	366	439	516	165	—	—	2,155
Total	$284,076	$158,483	$122,251	$142,610	$79,374	$20,516	$—	$—	$807,310
Current period gross charge-offs	$645	$2,375	$3,645	$5,390	$3,603	$1,652	$—	$—	$17,310

Other consumer:
Performing	$6,760	$4,819	$22,110	$1,211	$225	$384	$2,215	$—	$37,724
Nonperforming	21	9	75	10	—	—	3	—	118
Total	$6,781	$4,828	$22,185	$1,221	$225	$384	$2,218	$—	$37,842
Current period gross charge-offs	$376	$206	$693	$47	$15	$11	$44	$—	$1,392

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Allowance for Credit Losses–Loans

The following table sets forth the changes in the allowance for credit losses – loans for the three and six months ended June 30, 2026 and 2025 (in thousands):

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2026
Beginning balance	$7,015	$4,753	$2,773	$12,226	$2,786	$3,939	$767	$10,152	$250	$44,661
Charge-offs	—	—	—	—	—	—	(30)	(3,184)	(201)	(3,415)
Recoveries	23	—	—	1	—	—	—	2,044	50	2,118
Provision (benefit)	373	330	(156)	267	1,270	(183)	(109)	2,148	193	4,133
Ending balance	$7,411	$5,083	$2,617	$12,494	$4,056	$3,756	$628	$11,160	$292	$47,497

Six months ended June 30, 2026
Beginning balance	$9,568	$4,425	$3,316	$10,494	$3,380	$3,511	$778	$11,554	$360	$47,386
Charge-offs	(3,048)	—	—	—	—	(20)	(30)	(7,520)	(526)	(11,144)
Recoveries	81	—	—	2	1	1	3	4,531	148	4,767
Provision (benefit)	810	658	(699)	1,998	675	264	(123)	2,595	310	6,488
Ending balance	$7,411	$5,083	$2,617	$12,494	$4,056	$3,756	$628	$11,160	$292	$47,497

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2025
Beginning balance	$7,621	$5,312	$4,110	$9,709	$4,013	$4,862	$949	$11,798	$590	$48,964
Charge-offs	(1,936)	—	—	(597)	—	(97)	(27)	(4,149)	(541)	(7,347)
Recoveries	33	—	—	1	1	5	—	3,207	50	3,297
Provision (benefit)	3,278	(798)	(180)	(245)	(927)	(132)	47	927	407	2,377
Ending balance	$8,996	$4,514	$3,930	$8,868	$3,087	$4,638	$969	$11,783	$506	$47,291

Six months ended June 30, 2025
Beginning balance	8,665	6,824	3,458	7,330	4,183	3,596	793	12,705	487	48,041
Charge-offs	(2,075)	—	—	(597)	—	(162)	(27)	(8,977)	(753)	(12,591)
Recoveries	115	—	—	2	2	29	—	5,886	138	6,172
Provision (benefit)	2,291	(2,310)	472	2,133	(1,098)	1,175	203	2,169	634	5,669
Ending balance	$8,996	$4,514	$3,930	$8,868	$3,087	$4,638	$969	$11,783	$506	$47,291

The increase in the provision for credit losses - loans for both the three and six months ended June 30, 2026 compared to the comparable period in 2025 was driven by a combination of factors, including the impact of an increase in loans outstanding and higher qualitative factors, partially offset by a decrease in loss rate for pooled loans and fluctuations.

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

Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, potentially resulting in higher losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral securing the loan. Economic events, inflation, or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties, influencing the ability of the tenants to pay rent on these properties. The Company further disaggregated the commercial mortgage loans into the following categories: construction, multifamily, non-owner occupied, and owner occupied based on the risk characteristics of the loans and the Company’s methodology for monitoring and assessing credit risk.

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities (in thousands):

		June 30,	December 31,
	Balance Sheet Location	2026	2025
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$41,542	$40,329
Accumulated amortization	Other assets	(12,224)	(11,263)
Net book value		$29,318	$29,066

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$31,879	$31,575

The weighted average remaining lease term for operating leases was 20.5 years at June 30, 2026 and the weighted-average discount rate used in the measurement of operating lease liabilities was 4.40%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LEASES (Continued)

The following table represents lease costs, primarily included in occupancy and equipment expenses on the consolidated statement of operations, and other cash flow information (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Lease costs:
Operating lease costs	$817	$782	$1,631	$1,559
Variable lease costs (1)	116	98	244	221
Short-term lease cost	15	2	23	6
Sublease income	—	(35)	(22)	(69)
Net lease costs	$948	$847	$1,876	$1,717

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$799	$756	$1,596	$1,512
Right of use assets obtained in exchange for new operating lease liabilities	$315	$—	$1,214	$311

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows at June 30, 2026 (in thousands):

Twelve months ended June 30,
2026	$1,606
2027	3,144
2028	2,823
2029	2,524
2030	2,424
Thereafter	37,581
Total future minimum operating lease payments	50,102
Amounts representing interest	(18,223)
Present value of net future minimum operating lease payments	$31,879

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual goodwill impairment test as of October 1 each year. The Company did not identify any indication of goodwill impairment for any of its reporting units during the quarter ended June 30, 2026.

The carrying amount of goodwill totaled $58.1 million as of June 30, 2026 and December 31, 2025.

Other Intangible Assets

The Company’s other intangible assets that are amortized primarily relate to customer relationships. Changes in the gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Other intangibles:
Gross carrying amount	$7,243	$7,243
Accumulated amortization	(5,215)	(5,021)
Net book value	$2,028	$2,222

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Amortization expense for total other intangible assets was $96 thousand and $194 thousand for the three and six months ended June 30, 2026 and $105 thousand and $212 thousand for the three and six months ended June 30, 2025. The weighted average remaining amortization period for other intangibles was 10.8 years.

As of June 30, 2026, the estimated amortization expense of other intangible assets for the remainder of 2026 and each of the next five years is as follows (in thousands):

2026 (remainder of year)	$185
2027	343
2028	308
2029	272
2030	236
2031	200
Thereafter	484
Total	$2,028

(7.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of the dates indicated are as follows (in thousands):

	June 30,	December 31,
	2026	2025
Other Assets:
Tax credit investments	$55,501	$60,809
Net deferred tax asset	42,455	42,597
Derivative instruments	29,183	29,117
Operating lease right of use assets	29,318	29,066
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	23,165	21,632
Accrued interest receivable	25,464	25,103
Other	52,738	59,409
Total other assets	$257,824	$267,733

Other Liabilities:
Collateral on derivative instruments	$24,260	$21,270
Derivative instruments	27,424	26,832
Operating lease right of use obligations	31,879	31,575
Accrued interest expense	18,992	21,436
Other	28,797	35,172
Total other liabilities	$131,352	$136,285

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows at June 30, 2026 (dollars in thousands):

Effective Date	Expiration Date	Notional Amount	Pay Fixed Rate
4/11/2022	4/11/2027	$50,000	0.787%

The following table summarizes the terms of the Company’s interest rate swap agreements that expired in 2026 (dollars in thousands):

Effective Date	Expiration Date	Notional Amount	Pay Fixed Rate
1/24/2023	1/24/2026	$30,000	3.669%
5/5/2023	5/5/2026	$25,000	3.462%

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $1.3 million in accumulated other comprehensive loss related to derivatives will be reclassified as an increase to interest expense.

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

(8.) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of June 30, 2026 and December 31, 2025 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount			Fair value			Fair value
	June 30, 2026	December 31, 2025	Balance Sheet Line Item	June 30, 2026	December 31, 2025	Balance Sheet Line Item	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Cash flow hedges	$50,000	$105,000	Other assets	$1,653	$2,188	Other liabilities	$—	$—
Total derivatives	$50,000	$105,000		$1,653	$2,188		$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$1,171,318	$1,257,516	Other assets	$27,402	$26,817	Other liabilities	$27,404	$26,819
Credit contracts	88,870	87,859	Other assets	—	—	Other liabilities	—	—
Mortgage banking	17,289	17,293	Other assets	128	112	Other liabilities	20	13
Total derivatives	$1,277,477	$1,362,668		$27,530	$26,929		$27,424	$26,832

(1)
The Company was holding collateral of $24.3 million and $21.3 million against its net obligations under these contracts at June 30, 2026 and December 31, 2025, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and six months ended June 30, 2026 and 2025 (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Line item of gain (loss) recognized in Statement of Operations	2026	2025	2026	2025
Undesignated derivatives:
Interest rate swaps	Income from derivative instruments, net	$550	$304	$748	$425
Credit contracts	Income from derivative instruments, net	—	22	—	137
Mortgage banking	Income from derivative instruments, net	(32)	13	9	27
Total undesignated		$518	$339	$757	$589

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and six months ended June 30, 2026 and 2025:

	Outstanding	Treasury	Issued
2026
Shares at December 31, 2025	19,797,407	902,149	20,699,556
Restricted stock units released	83,169	(83,169)	—
Treasury stock purchases	(194,206)	194,206	—
Shares at March 31, 2026	19,686,370	1,013,186	20,699,556
Restricted stock awards issued	15,384	(15,384)	—
Stock awards	2,020	(2,020)	—
Restricted stock units released	4,400	(4,400)	—
Treasury stock purchases	(1,814)	1,814	—
Shares at June 30, 2026	19,706,360	993,196	20,699,556
2025
Shares at December 31, 2024	20,076,572	622,984	20,699,556
Restricted stock awards issued	667	(667)	—
Stock awards	654	(654)	—
Restricted stock units released	50,270	(50,270)	—
Treasury stock purchases	(18,451)	18,451	—
Shares at March 31, 2025	20,109,712	589,844	20,699,556
Restricted stock awards issued	14,971	(14,971)	—
Stock awards	2,892	(2,892)	—
Shares at June 30, 2025	20,127,575	571,981	20,699,556

Share Repurchase Programs

In September 2025, the Company’s Board of Directors (the “Board”) authorized a share repurchase program, for up to 1,006,379 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares, which replaced and terminated the prior share repurchase program authorized by the Board in June 2022. Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. The repurchase program does not obligate the Company to purchase any shares and it may be extended, modified, or discontinued at any time. Under this program, the Company repurchased 163,197 common shares at an average price of $31.50 per share during the three months ended March 31, 2026, and no shares were repurchased during the three months ended June 30, 2026. As of June 30, 2026, 506,313 shares remain available for repurchase under this program.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the components of other comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2026
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(5,169)	$(1,325)	$(3,844)
Reclassification adjustment for net gains included in net income (1)	9	3	6
Total securities available for sale and transferred securities	(5,160)	(1,322)	(3,838)
Hedging derivative instruments:
Change in unrealized gain during the period	(287)	(74)	(213)
Pension obligations:
Amortization of prior service credit included in income	(134)	(35)	(99)
Amortization of net actuarial loss included in income	172	44	128
Total pension obligations	38	9	29
Other comprehensive loss	$(5,409)	$(1,387)	$(4,022)
Six months ended June 30, 2026
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(13,166)	$(3,374)	$(9,792)
Reclassification adjustment for net gains included in net income (1)	(310)	(79)	(231)
Total securities available for sale and transferred securities	(13,476)	(3,453)	(10,023)
Hedging derivative instruments:
Change in unrealized gain during the period	(475)	(122)	(353)
Pension obligations:
Amortization of prior service credit included in income	(268)	(69)	(199)
Amortization of net actuarial loss included in income	344	88	256
Total pension obligations	76	19	57
Other comprehensive loss	$(13,875)	$(3,556)	$(10,319)

(1) Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2025
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$109	$28	$81
Reclassification adjustment for net gains included in net income (1)	8	2	6
Total securities available for sale and transferred securities	117	30	87
Hedging derivative instruments:
Change in unrealized gain during the period	(550)	(141)	(409)
Pension obligations:
Amortization of prior service credit included in income	(134)	(34)	(100)
Amortization of net actuarial loss included in income	274	71	203
Total pension obligations	140	37	103
Other comprehensive loss	$(293)	$(74)	$(219)
Six months ended June 30, 2025
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$15,081	$3,864	$11,217
Reclassification adjustment for net gains included in net income (1)	20	5	15
Total securities available for sale and transferred securities	15,101	3,869	11,232
Hedging derivative instruments:
Change in unrealized gain during the period	(1,410)	(361)	(1,049)
Pension obligations:
Amortization of prior service credit included in income	(268)	(67)	(201)
Amortization of net actuarial loss included in income	548	140	408
Total pension obligations	280	73	207
Other comprehensive income	$13,971	$3,581	$10,390

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive (Loss) Income
Three months ended June 30, 2026
Balance at beginning of period	$1,189	$(32,790)	$(7,726)	$(39,327)
Other comprehensive (loss) income before reclassifications	(213)	(3,844)	—	(4,057)
Amounts reclassified from accumulated other comprehensive income	—	6	29	35
Net current period other comprehensive (loss) income	(213)	(3,838)	29	(4,022)
Balance at end of period	$976	$(36,628)	$(7,697)	$(43,349)
Six months ended June 30, 2026
Balance at beginning of period	$1,329	$(26,605)	$(7,754)	$(33,030)
Other comprehensive (loss) income before reclassifications	(353)	(9,792)	—	(10,145)
Amounts reclassified from accumulated other comprehensive income	—	(231)	57	(174)
Net current period other comprehensive (loss) income	(353)	(10,023)	57	(10,319)
Balance at end of period	$976	$(36,628)	$(7,697)	$(43,349)

Three months ended June 30, 2025
Balance at beginning of period	$2,445	$(34,790)	$(9,650)	$(41,995)
Other comprehensive income (loss) before reclassifications	(409)	81	—	(328)
Amounts reclassified from accumulated other comprehensive income	—	6	103	109
Net current period other comprehensive income (loss)	(409)	87	103	(219)
Balance at end of period	$2,036	$(34,703)	$(9,547)	$(42,214)
Six months ended June 30, 2025
Balance at beginning of period	$3,085	$(45,935)	$(9,754)	$(52,604)
Other comprehensive income (loss) before reclassifications	(1,049)	11,217	—	10,168
Amounts reclassified from accumulated other comprehensive income	—	15	207	222
Net current period other comprehensive income (loss)	(1,049)	11,232	207	10,390
Balance at end of period	$2,036	$(34,703)	$(9,547)	$(42,214)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025 (in thousands):

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statement of Operations
	Three months ended June 30,
	2026	2025
Realized loss on sale of investment securities	$—	$3	Net gain on investment securities
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	(9)	(11)	Interest income
	(9)	(8)	Total before tax
	3	2	Income tax expense
	(6)	(6)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	134	134	Salaries and employee benefits
Net actuarial losses (1)	(172)	(274)	Salaries and employee benefits
	(38)	(140)	Total before tax
	9	37	Income tax benefit
	(29)	(103)	Net of tax
Total reclassified for the period	$(35)	$(109)
	Six months ended
	June 30,
	2026	2025
Realized loss on sale of investment securities	$328	$3	Net (loss) gain on investment securities
Amortization of unrealized holding gains on investment securities transferred from available for sale to held to maturity	$(18)	$(23)	Interest income
	310	(20)	Total before tax
	(79)	5	Income tax expense
	231	(15)	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	268	268	Salaries and employee benefits
Net actuarial losses (1)	(344)	(548)	Salaries and employee benefits
	(76)	(280)	Total before tax
	19	73	Income tax benefit
	(57)	(207)	Net of tax
Total reclassified for the period	$174	$(222)

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

The Company granted restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), and performance-based restricted stock units (“PSUs”) during the six months ended June 30, 2026 as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
RSAs	15,384	$35.10
RSUs	96,180	$27.94
PSUs	39,048	$27.52

The grant-date fair value for the RSAs granted to the directors during the six months ended June 30, 2026 was equal to the closing market price of our common stock on the date of grant, and will vest on the day before the 2027 annual shareholder’s meeting. The grant-date fair value for the RSUs and PSUs granted during the six months ended June 30, 2026 was equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares. The RSUs and PSUs granted during the six months ended June 30, 2026 will generally vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company. Restricted stock awards granted to the directors and RSUs and PSUs granted to employees do not have rights to dividends or dividend equivalents.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Salaries and employee benefits	$943	$713	$1,795	$1,166
Other noninterest expense	327	241	378	294
Total share-based compensation expense	$1,270	$954	$2,173	$1,460

Income tax benefit realized for compensation costs	$652	$118	$831	$456

At June 30, 2026, there was $7.6 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 2.06 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) EMPLOYEE BENEFIT PLANS

The Company participates in a non-contributory defined benefit pension plan for certain employees who meet participation requirements. The components of the Company’s net periodic benefit expense for its pension obligations were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service cost	$440	$422	$880	$844
Interest cost on projected benefit obligation	878	888	1,756	1,776
Expected return on plan assets	(862)	(849)	(1,724)	(1,698)
Amortization of unrecognized prior service credit	(134)	(134)	(268)	(268)
Amortization of unrecognized net actuarial loss	172	274	344	548
Net periodic benefit expense	$494	$601	$988	$1,202

The net periodic benefit expense is recorded as a component of salaries and employee benefits in the consolidated statements of operations. The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of the Internal Revenue Code. The Company has no minimum required contribution for the 2026 fiscal year.

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Commitments to extend credit	$1,339,797	$1,395,340
Standby letters of credit	21,731	20,504

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

Unfunded Commitments

At June 30, 2026 and December 31, 2025, the allowance for credit losses for unfunded commitments totaled $4.4 million and $5.5 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. The credit loss for unfunded commitments was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Credit loss (benefit) for unfunded commitments	$(1,025)	$185	$(1,141)	$(179)

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2026
Measured on a recurring basis:
Securities available for sale:
U.S. Treasury bills	$—	$19,984	$—	$19,984
Mortgage-backed securities	—	832,109	—	832,109
Other debt securities	—	58,373	—	58,373
Other assets:
Hedging derivative instruments	—	1,653	—	1,653
Fair value adjusted through comprehensive income	$—	$912,119	$—	$912,119
Other assets:
Derivative instruments – interest rate swaps	—	27,402	—	27,402
Derivative instruments – mortgage banking	—	128	—	128
Other liabilities:
Derivative instruments – interest rate swaps	—	(27,404)	—	(27,404)
Derivative instruments – mortgage banking	—	(20)	—	(20)
Fair value adjusted through net income	$—	$106	$—	$106
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,502	$—	$2,502
Collateral dependent loans	—	—	46,807	46,807
Other assets:
Long-lived assets held for sale	—	—	—	—
Loan servicing rights	—	—	1,900	1,900
Other real estate owned	—	—	552	552
Total	$—	$2,502	$49,259	$51,761

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2026. There were no liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2026 and 2025.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2026 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$46,807	Appraisal of collateral (1)	Appraisal adjustments (2)	18.2% (3) / 0 - 60.0%
Loan servicing rights	$1,900	Discounted cash flow	Discount rate	10.2% (3)
			Constant prepayment rate	12.5% (3)
Long-lived assets held for sale	$—	Appraisal of collateral (1)	Appraisal adjustments (2)	—
Other real estate owned	$552	Appraisal of collateral (1)	Appraisal adjustments (2)	39.0 - 56.1%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the six months ended June 30, 2026 and 2025.

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

	Level in Fair Value Measurement Hierarchy	June 30, 2026		December 31, 2025
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$99,174	$99,174	$108,751	$108,751
Securities available for sale	Level 2	910,466	910,466	922,472	922,472
Securities held to maturity, net	Level 2	79,300	70,899	84,708	76,256
Loans held for sale	Level 2	2,502	2,502	3,365	3,365
Loans	Level 2	4,658,661	4,446,234	4,564,939	4,492,272
Loans (1)	Level 3	46,807	46,807	45,541	45,541
Long-lived assets held for sale	Level 3	—	—	264	264
Accrued interest receivable	Level 1	25,464	25,464	25,103	25,103
Derivative instruments–cash flow hedges	Level 2	1,653	1,653	2,188	2,188
Derivative instruments–interest rate products	Level 2	27,402	27,402	26,817	26,817
Derivative instruments–mortgage banking	Level 2	128	128	112	112
FHLB and FRB stock	Level 2	23,165	23,165	21,632	21,632
Financial liabilities:
Non-maturity deposits	Level 1	3,627,036	3,627,036	3,519,848	3,519,848
Time deposits	Level 2	1,672,429	1,650,190	1,686,500	1,683,492
Short-term borrowings	Level 1	182,000	182,000	109,000	109,000
Long-term borrowings	Level 2	78,694	96,939	193,653	227,081
Accrued interest payable	Level 1	18,992	18,992	21,436	21,436
Derivative instruments–interest rate products	Level 2	27,404	27,404	26,819	26,819
Derivative instruments–mortgage banking	Level 2	20	20	13	13

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.) SEGMENT REPORTING (Continued)

The following table presents balance sheet information of the Company’s segment as of periods indicated (in thousands).

	June 30, 2026	December 31, 2025
Segment assets
Goodwill	$48,536	$48,536
Total segment assets	$6,294,915	$6,235,223
Reconciliation of consolidated total assets:
Goodwill - Courier Capital	9,585	9,585
Intangible assets, net - Courier Capital	2,028	2,222
Other assets	28,424	27,110
Consolidated total assets	$6,334,952	$6,274,140

The following table presents information regarding the Company’s segment for the periods indicated (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income	$83,076	$82,867	$164,639	$163,918
Interest expense	28,341	32,694	56,318	65,820
Segment net interest income	54,735	50,173	108,321	98,098
Noninterest income	7,800	7,868	15,767	15,638
Segment noninterest expense	32,121	32,505	64,472	62,980
Income before provision for credit losses and income taxes	30,414	25,536	59,616	50,756
Provision for credit losses	(3,108)	(2,562)	(5,347)	(5,490)
Income before income taxes	27,306	22,974	54,269	45,266
Income tax expense	(4,917)	(4,289)	(9,688)	(8,329)
Segment net income	$22,389	$18,685	$44,581	$36,937

Reconciliation of consolidated net interest income:
Interest expense (1)	1,374	1,051	2,967	2,112
Consolidated net interest income	53,361	49,122	105,354	95,986

Reconciliation of consolidated net income:
Investment advisory income (2)	3,232	2,844	6,240	5,549
Other fees and income	(78)	(95)	(380)	(197)
Other noninterest expense	(3,484)	(3,177)	(6,728)	(6,387)
Income before income tax benefit	20,685	17,206	40,746	33,790
Income tax benefit	499	326	1,423	620
Consolidated net income	$21,184	$17,532	$42,169	$34,410

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Summary of 2026 Second Quarter Results

Net income increased $3.7 million to $21.2 million for the second quarter of 2026 compared to $17.5 million for the second quarter of 2025. Net income available to common shareholders for the second quarter of 2026 was $20.8 million, or $1.04 per diluted share, compared with $17.2 million, or $0.85 per diluted share, for the second quarter of 2025.

Net interest income totaled $53.4 million in the second quarter of 2026, an increase of $4.2 million compared to $49.1 million in the second quarter of 2025. Average interest-earning assets for the second quarter of 2026 were $134.5 million higher than the second quarter of 2025 primarily due to a $139.2 million increase in the average balance of loans and a $6.0 million increase in average investment securities, partially offset by a $10.7 million decrease in the average balance of Federal Reserve interest-earning cash. Average interest-bearing liabilities for the second quarter of 2026 were $41.1 million higher than the second quarter of 2025 primarily due to a $39.6 million increase in the average balance of total deposits, and a $39.2 million increase in average short-term borrowings, partially offset by a $37.8 million decrease in average long-term borrowings.

Net interest margin expanded to 3.70% for the second quarter of 2026 compared to 3.49% for the second quarter of 2025. The yield on interest-earnings assets was 5.76% for the second quarter of 2026, compared to 5.88% for the second quarter of 2025, while the cost of interest-bearing liabilities was 2.61%, reflecting a decrease of 39 basis points from the second quarter of 2025.

The provision for credit losses was $3.1 million in the second quarter of 2026 compared to $2.6 million in the second quarter of 2025. Net charge-offs during the recent quarter were $1.3 million, representing 0.11% of average loans on an annualized basis, compared to $4.1 million, or an annualized 0.36% of average loans, in the second quarter of 2025. See the “Provision for Credit Losses,” “Allowance for Credit Losses–Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision for credit losses and net charge-offs.

Noninterest income totaled $11.0 million in the second quarter of 2026, compared to $10.6 million in the second quarter of 2025. The 3.2% increase was primarily due to an increase in investment advisory fee income, as the assets under management of Courier Capital surpassed $4.0 billion as of June 30, 2026. Refer to the “Noninterest Income” section of this Management’s Discussion and Analysis for further discussion regarding these variances.

Noninterest expense remained relatively flat at $35.6 million in the second quarter of 2026, compared to $35.7 million in the second quarter of 2025. Refer to the “Noninterest Expense” section of this Management’s Discussion and Analysis for further discussion regarding these variances.

Our efficiency ratio improved to 55.33% for the second quarter of 2026, compared to 59.68% for the second quarter of 2025, reflecting both strong revenue generation and disciplined expense management.

The regulatory Tier 1 Capital Ratio of the Company was 11.76% and 11.43%, respectively, and Total Risk-Based Capital Ratio was 14.20% and 14.90%, respectively, at June 30, 2026 and December 31, 2025. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising approximately 83% of revenue during the second quarter of 2026 and 82% of revenue during the second quarter of 2025. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reconciles interest income per the consolidated statements of operations to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income per consolidated statements of operations	$83,076	$82,867	$164,639	$163,918
Adjustment to fully taxable equivalent basis	39	56	81	114
Interest income adjusted to a fully taxable equivalent basis	83,115	82,923	164,720	164,032
Interest expense per consolidated statements of operations	29,715	33,745	59,285	67,932
Net interest income on a taxable equivalent basis	$53,400	$49,178	$105,435	$96,100

Analysis of Net Interest Income and Net Interest Margin for the Three Months Ended June 30, 2026 and 2025

Net interest income on a taxable equivalent basis for the second quarter of 2026, was $53.4 million, an increase of $4.2 million versus the comparable quarter last year of $49.2 million. Net interest margin for the second quarter of 2026 was 3.70%, 21-basis points higher than 3.49% for the same period in 2025. This increase was a function of a 27-basis points increase in the net interest spread, partially offset by a 6-basis point lower contribution from net free funds. The increase in interest rate spread was comprised of a 39-basis points decrease in the average cost of interest-bearing liabilities, partially offset by a 12-basis points decrease in the average yield of interest-earning assets.

For the second quarter of 2026, the average yield on average interest earning assets of 5.76% was 12-basis points lower than the second quarter of 2025 of 5.88%. The average yield on Federal Reserve interest-earning cash decreased 51-basis points during the second quarter of 2026 to 3.70%, decreasing interest income by $47 thousand, and average loan yield decreased 19-basis points during the second quarter of 2026 to 6.07% from 6.26% for the second quarter of 2025, decreasing net interest income $2.1 million, while the average yield on investment securities increased 12-basis points during the second quarter of 2026 to 4.46%, resulting in a $296 thousand increase in interest income.

Average interest-earning assets were $5.79 billion for the second quarter of 2026 compared to $5.65 billion for the second quarter of 2025, an increase of $134.5 million from the comparable quarter last year. The increase was primarily due to an increase of average loans of $139.2 million from $4.54 billion for the second quarter of 2025 to $4.68 billion for the second quarter of 2026, and an increase in average investment securities of $6.0 million from $1.07 billion for the second quarter of 2025 to $1.08 billion for the second quarter of 2026, partially offset by a $10.7 million decrease in average Federal Reserve interest-earning cash. Average loans comprised 81% of average interest-earning assets during the second quarter of 2026 compared to 80% during the second quarter of 2025. The increase in average loans was primarily due to organic growth in commercial mortgages and resulted in a $2.0 million increase in interest income.

For the second quarter of 2026, the cost of average interest-bearing liabilities of 2.61% was 39-basis points lower than the second quarter of 2025 of 3.00%. The average cost of interest-bearing deposits of 2.53% was 43-basis points lower than the second quarter of 2025, primarily due to the continued repricing of deposits at lower rates, which decreased interest expense by $4.8 million. The average cost of total borrowings increased 51-basis points to 4.31% in the second quarter of 2026, compared to 3.80% in the second quarter of 2025, which increased interest expense $620 thousand.

Average interest-bearing liabilities of $4.56 billion for the second quarter of 2026 were generally flat with the second quarter of 2025. On average, interest-bearing deposits increased $39.6 million from $4.32 billion for the second quarter of 2025 to $4.36 billion for the current quarter, and noninterest-bearing demand deposits (a principal component of net free funds) increased $20.6 million to $944.0 million for the second quarter of 2026. The increase in average interest-bearing deposits was primarily due to an increase in average time deposits. For further discussion of deposits, refer to the “Funding Activities–Deposits” section of this Management’s Discussion and Analysis.

Analysis of Net Interest Income and Net Interest Margin for the Six Months Ended June 30, 2026 and 2025

Net interest income on a taxable equivalent basis for the six months ended June 30, 2026, was $105.4 million, an increase of $9.3 million versus the comparable period in 2025 of $96.1 million. Net interest margin for the six months ended June 30, 2026 was 3.53%, 11-basis points higher than 3.42% for the same period in 2025. This increase was a function of a 32-basis points increase in the net interest spread, partially offset by a 21-basis point lower contribution from net free funds. The increase in interest rate spread was comprised of a 40-basis points decrease in the average cost of interest-bearing liabilities, partially offset by an 8-basis points decrease in the average yield of interest-earning assets.

For the six months ended June 30, 2026, the average yield on average interest earning assets of 5.76% was 8-basis points lower than the six months ended June 30, 2025 of 5.84%. The average yield on Federal Reserve interest-earning cash decreased 57-basis points during the six months ended June 30, 2026 to 3.75%, decreasing interest income by $141 thousand, while average loan yield decreased 16-basis points during the six months ended June 30, 2026 to 6.07% from 6.23% for the six months ended June 30, 2025, decreasing net interest income $3.5 million, while the average yield on investment securities increased 17-basis points during the six months ended June 30, 2026 to 4.47%, resulting in an $881 thousand increase in interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Average interest-earning assets were $5.76 billion for the six months ended June 30, 2026 compared to $5.65 billion for the six months ended June 30, 2025, an increase of $104.1 million. The increase was primarily due to an increase of average loans of $142.1 million to $4.66 billion for the six months ended June 30, 2026 from $4.52 billion for the six months ended June 30, 2025, partially offset by a $26.0 million decrease in average Federal Reserve interest-earning cash, and a decrease in average investment securities of $12.0 million from $1.08 billion for the six months ended June 30, 2025 to $1.07 billion for the six months ended June 30, 2026. Average loans comprised 81% of average interest-earning assets during the six months ended June 30, 2026 compared to 80% during the six months ended June 30, 2025. The increase in average loans was primarily due to organic growth in commercial mortgages and resulted in a $4.2 million increase in interest income.

For the six months ended June 30, 2026, the average cost of interest-bearing liabilities of 2.63% was 40-basis points lower than the six months ended June 30, 2025 of 3.03%. The average cost of interest-bearing deposits of 2.55% was 45-basis points lower than the six months ended June 30, 2025, primarily due to the continued repricing of deposits at lower rates, which decreased interest expense by $10.3 million. The average cost of total borrowings increased 63-basis points to 4.44% in the six months ended June 30, 2026, compared to 3.81% in the six months ended June 30, 2025, which increased interest expense $1.2 million.

Average interest-bearing liabilities of $4.54 billion for the six months ended June 30, 2026 were $24.0 million higher than the six months ended June 30, 2025. On average, interest-bearing deposits increased $29.5 million from $4.30 billion for the six months ended June 30, 2025 to $4.33 billion for the six months ended June 30, 2026, and noninterest-bearing demand deposits (a principal component of net free funds) increased $22.3 million to $947.3 million for the six months ended June 30, 2026. The modest increase in average interest-bearing deposits was primarily due to an increase in average time deposits. For further discussion of deposits, refer to the “Funding Activities–Deposits” section of this Management’s Discussion and Analysis.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (dollars in thousands). Average balances were derived from daily balances.

	Three months ended June 30,
	2026			2025
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$28,347	$261	3.70%	$39,027	$410	4.21%
Investment securities (1):
Taxable	1,056,521	11,827	4.48	1,039,611	11,360	4.37
Tax-exempt (2)	21,112	187	3.54	32,017	267	3.34
Total investment securities	1,077,633	12,014	4.46	1,071,628	11,627	4.34
Loans:
Commercial business	745,977	11,958	6.43	720,347	12,505	6.96
Commercial mortgage	2,392,003	36,505	6.12	2,221,576	35,539	6.42
Residential real estate loans	655,028	7,234	4.42	645,007	6,844	4.24
Residential real estate lines	74,853	1,217	6.52	75,010	1,342	7.15
Consumer indirect	779,336	13,196	6.79	839,294	13,846	6.62
Other consumer	32,723	730	8.95	39,485	810	8.23
Total loans (4)	4,679,920	70,840	6.07	4,540,719	70,886	6.26
Total interest-earning assets	5,785,900	83,115	5.76	5,651,374	82,923	5.88
Less: Allowance for credit losses	(45,750)			(49,557)
Other noninterest-earning assets	531,811			614,840
Total assets	$6,271,961			$6,216,657
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$701,768	$1,890	1.08%	$730,979	$2,207	1.21%
Savings and money market	1,976,903	11,499	2.33	1,953,412	12,981	2.67
Time deposits	1,676,759	14,134	3.38	1,631,407	16,615	4.08
Total interest-bearing deposits	4,355,430	27,523	2.53	4,315,798	31,803	2.96
Short-term borrowings	125,331	818	2.62	86,099	385	1.80
Long-term borrowings	78,659	1,374	6.99	116,473	1,557	5.35
Total borrowings	203,990	2,192	4.31	202,572	1,942	3.80
Total interest-bearing liabilities	4,559,420	29,715	2.61	4,518,370	33,745	3.00
Noninterest-bearing demand deposits	944,037			923,409
Other noninterest-bearing liabilities	129,886			178,055
Shareholders’ equity	638,618			596,823
Total liabilities and shareholders’ equity	$6,271,961			$6,216,657
Net interest income (tax-equivalent)		$53,400			$49,178
Interest rate spread			3.15%			2.88%
Net interest-earning assets	$1,226,480			$1,133,004
Net interest margin (tax-equivalent)			3.70%			3.49%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.90%			125.08%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	Three months ended June 30,
	2026	2025
Commercial business	$30	$18
Commercial mortgage	829	655
Residential real estate loans	(377)	(412)
Residential real estate lines	(82)	(94)
Consumer indirect	(935)	(884)
Other consumer	3	13
Total	$(532)	$(704)

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2026			2025
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$29,301	$544	3.75%	$55,306	$1,184	4.32%
Investment securities (1):
Taxable	1,044,924	23,454	4.49	1,045,292	22,627	4.33
Tax-exempt (2)	21,647	387	3.57	33,308	545	3.28
Total investment securities	1,066,571	23,841	4.47	1,078,600	23,172	4.30
Loans:
Commercial business	741,484	23,467	6.38	699,141	24,082	6.95
Commercial mortgage	2,367,615	71,930	6.13	2,212,786	70,161	6.39
Residential real estate loans	654,822	14,439	4.41	646,001	13,620	4.22
Residential real estate lines	74,523	2,399	6.49	74,860	2,654	7.15
Consumer indirect	787,178	26,607	6.82	843,763	27,520	6.58
Other consumer	33,892	1,493	8.88	40,850	1,639	8.09
Total loans (4)	4,659,514	140,335	6.07	4,517,401	139,676	6.23
Total interest-earning assets	5,755,386	164,720	5.76	5,651,307	164,032	5.84
Less: Allowance for credit losses	(46,888)			(49,200)
Other noninterest-earning assets	541,300			616,305
Total assets	$6,249,798			$6,218,412
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$709,029	$3,719	1.06%	$738,055	$4,328	1.18%
Savings and money market	1,941,869	22,263	2.31	1,964,884	26,368	2.71
Time deposits	1,679,954	28,773	3.45	1,598,381	33,243	4.19
Total interest-bearing deposits	4,330,852	54,755	2.55	4,301,320	63,939	3.00
Short-term borrowings	116,782	1,458	2.52	90,636	877	1.95
Long-term borrowings	88,923	3,072	6.91	120,648	3,116	5.17
Total borrowings	205,705	4,530	4.44	211,284	3,993	3.81
Total interest-bearing liabilities	4,536,557	59,285	2.63	4,512,604	67,932	3.03
Noninterest-bearing demand deposits	947,322			925,043
Other noninterest-bearing liabilities	129,799			192,702
Shareholders’ equity	636,120			588,063
Total liabilities and shareholders’ equity	$6,249,798			$6,218,412
Net interest income (tax-equivalent)		$105,435			$96,100
Interest rate spread			3.13%			2.81%
Net earning assets	$1,218,829			$1,138,703
Net interest margin (tax-equivalent)			3.53%			3.42%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.87%			125.23%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	Six months ended June 30,
	2026	2025
Commercial business	$5	$35
Commercial mortgage	1,570	1,228
Residential real estate loans	(722)	(791)
Residential real estate lines	(179)	(185)
Consumer indirect	(1,802)	(1,750)
Other consumer	5	23
Total	$(1,123)	$(1,440)

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

	Three months ended June 30, 2026 vs. 2025			Six months ended June 30, 2026 vs. 2025
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(102)	$(47)	$(149)	$(499)	$(141)	$(640)
Investment securities:
Taxable	187	280	467	(8)	835	827
Tax-exempt	(96)	16	(80)	(204)	46	(158)
Total investment securities	91	296	387	(212)	881	669
Loans:
Commercial business	434	(981)	(547)	1,408	(2,023)	(615)
Commercial mortgage	2,648	(1,682)	966	4,781	(3,012)	1,769
Residential real estate loans	107	283	390	188	631	819
Residential real estate lines	(3)	(122)	(125)	(12)	(243)	(255)
Consumer indirect	(1,008)	358	(650)	(1,889)	976	(913)
Other consumer	(147)	67	(80)	(297)	151	(146)
Total loans	2,031	(2,077)	(46)	4,179	(3,520)	659
Total interest income	2,020	(1,828)	192	3,468	(2,780)	688
Interest expense:
Deposits:
Interest-bearing demand	(86)	(231)	(317)	(165)	(444)	(609)
Savings and money market	154	(1,636)	(1,482)	(306)	(3,799)	(4,105)
Time deposits	451	(2,932)	(2,481)	1,630	(6,100)	(4,470)
Total interest-bearing deposits	519	(4,799)	(4,280)	1,159	(10,343)	(9,184)
Short-term borrowings	215	218	433	289	292	581
Long-term borrowings	(585)	402	(183)	(940)	896	(44)
Total borrowings	(370)	620	250	(651)	1,188	537
Total interest expense	149	(4,179)	(4,030)	508	(9,155)	(8,647)
Net interest income	$1,871	$2,351	$4,222	$2,960	$6,375	$9,335

Provision for Credit Losses

The table below presents the composition of the provision for credit losses for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Provision for credit losses – loans	$4,133	$2,377	$6,488	$5,669
Credit loss (benefit) provision for unfunded commitments	(1,025)	185	(1,141)	(179)
Credit loss (benefit) for debt securities	—	—	—	—
Provision for credit losses	$3,108	$2,562	$5,347	$5,490

The provision for credit losses for the three and six months ended June 30, 2026 was driven by a combination of factors, including the impact of an increase in loan outstandings and higher qualitative factors, partially offset by a decrease in loss rate for pooled loans and fluctuations in unfunded commitments.

See the “Allowance for Credit Losses–Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service charges on deposits	$1,083	$1,089	$2,127	$2,141
Card interchange income	2,063	1,937	3,955	3,777
Investment advisory	3,287	2,885	6,348	5,622
Company owned life insurance	2,884	2,965	5,656	5,742
Investments in limited partnerships	(140)	307	84	722
Loan servicing	201	180	352	303
Income from derivative instruments, net	518	339	757	589
Net gain on sale of loans held for sale	181	140	306	257
Net gain on sale of investment securities	—	3	328	3
Net gain (loss) on other assets	27	—	(454)	—
Net loss on tax credit investments	(350)	(512)	(802)	(1,026)
Other	1,200	1,284	2,970	2,860
Total noninterest income	$10,954	$10,617	$21,627	$20,990

Total noninterest income increased $337 thousand, or 3.2%, for the second quarter of 2026, compared to the second quarter of 2025. For the six months ended June 30, 2026, total noninterest income increased $637 thousand, or 3.0%, compared to the six months ended June 30, 2025. Detail on select categories with notable variances follows.

Investment advisory income of $3.3 million for the second quarter of 2026 increased $402 thousand, or 14%, compared to $2.9 million for the second quarter of 2025. Investment advisory income for the six months ended June 30, 2026 increased $726 thousand to $6.3 million, compared to $5.6 million for the six months ended June 30, 2025. The increase for both periods reflected new business and market-driven gains, as Courier Capital’s assets under management increased to $4.02 billion as of June 30, 2026.

A loss on investments in limited partnerships of $140 thousand was recognized for the second quarter of 2026, compared to income of $307 thousand for the second quarter of 2025. Income from our investments in limited partnerships fluctuates based on the maturity and performance of the underlying investments.

The net loss on other assets of $454 thousand for the six months ended June 30, 2026 included the net loss on the write-down of two branch locations that were moved to held for sale in the first quarter of 2026.

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Salaries and employee benefits	$19,165	$18,070	$37,766	$34,968
Occupancy and equipment	3,941	3,982	7,806	7,572
Professional services	1,263	1,451	2,613	3,142
Computer and data processing	5,512	5,879	11,723	11,366
FDIC assessments	987	1,392	1,973	2,859
Advertising and promotions	592	495	1,116	837
Amortization of intangibles	96	105	194	212
Deposit-related charged-off items (recoveries) expense	126	233	235	(61)
Other	3,923	4,075	7,774	8,472
Total noninterest expense	$35,605	$35,682	$71,200	$69,367

Total noninterest expense of $35.6 million for the second quarter of 2026 was flat compared to the second quarter of 2025. For the six months ended June 30, 2026, total noninterest expense of $71.2 million increased $1.8 million, or 3%, compared to $69.4 million for the six months ended June 30, 2025. Detail on select categories with notable variances follows.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Salaries and employee benefits expense increased $1.1 million, or 6%, to $19.2 million for the second quarter of 2026, compared to $18.1 million for the second quarter of 2025. For the first six months of 2026, salaries and employee benefit expense increased $2.8 million, or 8%, to $37.8 million, compared to $35.0 million for the six months ended June 30, 2025. The increases in both periods reflected a combination of factors, including annual merit increases, increased incentive compensation and investments in personnel, partially offset by lower medical claims incurred in the current periods compared to the prior year.

FDIC assessments expense decreased $405 thousand, or 29%, to $987 thousand for the second quarter of 2026, compared to $1.4 million for the second quarter of 2025, and decreased $886 thousand, or 31%, for the first six months of 2026 to $2.0 million for the comparable period of 2025. FDIC assessment expense was higher for both periods in 2025, reflecting the impact of the deposit-related fraud loss we experienced in March 2024.

Our efficiency ratio for the second quarter of 2026 was 55.33%, compared with 59.68% for the second quarter of 2025, and our efficiency ratio for the six months ended June 30, 2026 was 56.18%, compared with 59.24% for the comparable period in 2025. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the second quarter of 2026, we recorded income tax expense of $4.4 million, compared to $4.0 million for the second quarter of 2025, and $8.3 million for the six months ended June 30, 2026, compared to $7.7 million for the six months ended June 30, 2025. In the second quarter of 2026, we recognized federal and state tax benefits related to tax credit investments placed in service and/or amortized during the period resulting in a reduction in income tax expense of $1.0 million, compared to $1.1 million for the same period in the prior year. The first six months of 2026 and 2025 also included related tax credit benefits of $2.1 million and $2.2 million, respectively.

Our effective tax rate for the second quarter of 2026 was 17.3%, versus 18.4%, for the second quarter of 2025, and 16.4% for the six months ended June 30, 2026, compared to 18.3% for the six months ended June 30, 2025. The effective tax rate typically fluctuates on a quarterly basis primarily due to the level of pre-tax earnings, and may differ from statutory rates due to the impact of items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rates for 2026 and 2025 reflect the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT'S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury bills	$19,984	$19,984	$—	$—
Mortgage-backed securities:
Residential:
Federal National Mortgage Association	189,885	186,447	204,864	204,923
Federal Home Loan Mortgage Corporation	226,463	211,162	257,026	244,752
Government National Mortgage Association	9,652	9,498	11,008	10,893
Commercial:
Federal National Mortgage Association	5,077	5,118	5,089	5,151
Collateralized mortgage obligations:
Residential:
Federal National Mortgage Association	35,348	34,277	25,153	24,364
Federal Home Loan Mortgage Corporation	37,547	35,286	25,037	23,042
Government National Mortgage Association	61,263	61,385	66,928	68,026
Commercial:
Government National Mortgage Association	316,285	288,936	318,429	296,480
Total collateralized mortgage obligations	450,443	419,884	435,547	411,912
Total mortgage-backed securities	881,520	832,109	913,534	877,631
Other debt securities	58,127	58,373	44,608	44,841
Total available for sale securities	$959,631	$910,466	$958,142	$922,472
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$6,888	$6,668	$6,813	$6,689
State and political subdivisions	30,308	26,211	32,829	28,280
Mortgage-backed securities:
Residential:
Federal National Mortgage Association	3,636	3,250	3,714	3,385
Federal Home Loan Mortgage Corporation	2,535	2,176	2,601	2,268
Government National Mortgage Association	15,273	13,628	16,004	14,475
Commercial:
Federal National Mortgage Association	960	946	973	966
Federal Home Loan Mortgage Corporation	3,992	3,309	3,992	3,306
Collateralized mortgage obligations:
Residential:
Federal National Mortgage Association	5,305	4,902	5,912	5,546
Federal Home Loan Mortgage Corporation	7,596	7,175	8,774	8,388
Government National Mortgage Association	2,251	2,090	2,486	2,351
Commercial:
Federal Home Loan Mortgage Corporation	556	544	612	602
Total collateralized mortgage obligations	15,708	14,711	17,784	16,887
Total mortgage-backed securities	42,104	38,020	45,068	41,287
Total held to maturity securities	79,300	$70,899	84,710	$76,256
Allowance for credit losses–securities	(2)		(2)
Total held to maturity securities, net	$79,298		$84,708

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our available for sale (“AFS”) investment securities portfolio decreased $12.0 million from December 31, 2025 to June 30, 2026. The AFS portfolio had a net unrealized loss of $49.2 million at June 30, 2026, which consisted of a $52.5 million unrealized loss and a $3.3 million unrealized gain, and a net unrealized loss of $35.7 million at December 31, 2025, which consisted of a $46.3 million unrealized loss and a $10.6 million unrealized gain. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Agency Mortgage-backed Securities

All of the mortgage-backed securities held by us as of June 30, 2026, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

As of June 30, 2026, there were 59 Agency MBS securities in the AFS portfolio with an aggregate fair value of $510.2 million that were in an unrealized loss position with unrealized losses totaling $52.0 million. Of these, 40 were Agency MBS in an unrealized loss position for 12 months or longer and had an aggregate fair value of $272.1 million and unrealized losses of $49.2 million, while 19 were in an unrealized loss position for less than 12 months and had an aggregate fair value of $238.1 million and unrealized losses of $2.8 million. The unrealized loss of these securities was driven by the timing of the purchases of fixed-rate securities during the extended low-interest rate environments experienced in prior years, which has been compounded with subsequent increases in benchmark interest rates. However, these fixed-rate securities were purchased with the expectation that they will continue to prepay principal, and the proceeds will be invested at current market rates.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of June 30, 2026 on such Agency MBS to be credit related.

Other Debt Securities

We also hold subordinated debt of bank holding companies with a maturity of 10 years, with a call in 5 years. As of June 30, 2026, there were 15 corporate bonds with an aggregate fair value of $34.5 million, in an unrealized loss position for less than 12 months of $424 thousand.

FHLB and FRB Stock

As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At June 30, 2026, our ownership of FHLB and FRB stock totaled $14.0 million and $9.2 million, respectively, and is included in other assets and recorded at cost, which approximates fair value.

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three and six months ended June 30, 2026 and 2025, no allowance for credit losses was recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of June 30, 2026, we concluded that unrealized losses on our AFS securities were not impaired due to reasons of credit quality and no allowance for credit losses has been recognized on AFS securities. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of June 30, 2026. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due after one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Treasury bills	$19,984	3.68%	$—	—	$—	—	$—	—	$19,984	3.68%
Mortgage-backed securities:
Residential mortgage-backed securities	—	—	7	6.86%	25	5.96%	425,968	4.39%	426,000	4.39%
Commercial mortgage-backed securities	—	—	—	—	—	—	5,077	5.15%	5,077	5.15%
Residential collateralized mortgage obligations	—	—	—	—	—	—	134,158	4.73%	134,158	4.73%
Commercial collateralized mortgage obligations	—	—	—	—	—	—	316,285	4.66%	316,285	4.66%
Other debt securities	—	—	3,123	6.22%	55,004	6.43%	—	—	58,127	6.42%
Total available for sale debt securities	$19,984	3.68%	$3,130	6.22%	$55,029	6.43%	$881,488	4.54%	$959,631	4.64%

Held to maturity debt securities:
U.S. Government agencies and government sponsored enterprises	$—	—	$6,888	3.41%	$—	—	$—	—	$6,888	3.41%
State and political subdivisions	3,601	3.54%	5,331	1.80%	5,111	1.95%	16,265	2.62%	30,308	2.47%
Mortgage-backed securities:
Residential mortgage-backed securities	—	—	—	—	—	—	21,444	3.09%	21,444	3.09%
Commercial mortgage-backed securities	—	—	960	3.44%	3,992	1.61%	—	—	4,952	1.96%
Residential collateralized mortgage obligations	—	—	626	2.17%	7,718	2.48%	6,808	2.36%	15,152	2.41%
Commercial collateralized mortgage obligations	—	—	556	3.26%	—	—	—	—	556	3.26%
Total held to maturity debt securities	3,601	3.54%	14,361	2.75%	16,821	2.11%	44,517	2.81%	79,300	2.68%
Total investment securities	$23,585	3.65%	$17,491	3.37%	$71,850	5.42%	$926,005	4.46%	$1,038,931	4.49%

MANAGEMENT'S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

Total loans were $4.75 billion at June 30, 2026, an increase of $95.1 million from $4.66 billion at December 31, 2025. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (dollars in thousands):

	Loan Portfolio Composition
	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Commercial business	$768,549	16.2%	$738,307	15.8%
Commercial mortgage–construction	558,036	11.7	488,558	10.5
Commercial mortgage–multifamily	565,027	11.9	588,732	12.7
Commercial mortgage–non-owner occupied	970,966	20.4	942,219	20.2
Commercial mortgage–owner occupied	347,806	7.3	322,776	6.9
Total commercial mortgage	2,441,835	51.3	2,342,285	50.3
Total commercial	3,210,384	67.5	3,080,592	66.1
Residential real estate loans	662,582	14.0	657,001	14.1
Residential real estate lines	76,099	1.6	75,121	1.6
Consumer indirect	771,126	16.2	807,310	17.4
Other consumer	32,774	0.7	37,842	0.8
Total consumer	1,542,581	32.5	1,577,274	33.9
Total loans	4,752,965	100.0%	4,657,866	100.0%
Less: Allowance for credit losses–loans	47,497		47,386
Total loans, net	$4,705,468		$4,610,480

Total commercial loans of $3.21 billion represented 68% of total loans as of June 30, 2026, compared to $3.08 billion, or 66% of total loans as of December 31, 2025. Commercial business loans of $768.5 million, or 16% of total loans, were up $30.2 million, or 4%, from December 31, 2025, primarily due to organic growth, and total commercial mortgage loans of $2.44 billion, or 51% of total loans, were up $99.6 million, from $2.34 billion as of December 31, 2025. The increase in total commercial mortgage loans was attributable to increases in construction, non-owner occupied, and owner occupied loans, partially offset by a decrease in multifamily loans. As of June 30, 2026, commercial real estate (“CRE”) loans made up approximately 67% of total commercial loans, and 45% of total loans, commercial and industrial loans approximated 28% of total commercial loans, and 19% of total loans, and business banking unit loans were approximately 5% of total commercial loans and 3% of total loans. Our CRE committed credit exposure at June 30, 2026 related to approximately 44% multi-family, 22% office, 10% retail, 8% land, 8% hospitality, 5% industrial property, 2% other and 1% home builder properties. Approximately 70% of our office exposure at June 30, 2026, or 15% of our total CRE exposure, related to Class B or medical office space. Approximately 75% of our office and more than 90% of our multifamily CRE loans have full or limited personal or corporate recourse.

Total consumer loans of $1.54 billion, or 33% of total loans at June 30, 2026, decreased $34.7 million from December 31, 2025. Consumer loans at June 30, 2026 were comprised of residential real estate loans and lines of credit of $738.7 million, or 16% of total loans, consumer indirect loans of $771.1 million, or 16% of total loans, and other consumer loans of $32.8 million, or 1% of total loans. During the second quarter of 2026, we originated $141.6 million in indirect automobile loans with a mix of approximately 29% new automobile and 71% used automobile loans. This compares with the $165.1 million originated of indirect automobile loans with a mix of approximately 27% new automobile and 73% used automobile loans for the second quarter of 2025. Origination volumes and the mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loans Serviced for Others

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $2.5 million and $3.4 million as of June 30, 2026 and December 31, 2025, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $302.1 million and $293.3 million as of June 30, 2026 and December 31, 2025, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Credit Losses–Loans

The following table summarizes the activity in the allowance for credit losses–loans for the periods indicated (dollars in thousands).

	Credit Loss – Loans Analysis
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Allowance for credit losses – loans, beginning of period	$44,661	$48,964	$47,386	$48,041
Net charge-offs (recoveries):
Commercial business	(23)	1,903	2,967	1,960
Commercial mortgage–construction	—	—	—	—
Commercial mortgage–multifamily	—	—	—	—
Commercial mortgage–non-owner occupied	(1)	596	(2)	595
Commercial mortgage–owner occupied	—	(1)	(1)	(2)
Residential real estate loans	—	92	19	133
Residential real estate lines	30	27	27	27
Consumer indirect	1,140	942	2,990	3,091
Other consumer	151	491	377	615
Total net charge-offs	1,297	4,050	6,377	6,419
Provision for credit losses–loans	4,133	2,377	6,488	5,669
Allowance for credit losses–loans, end of period	$47,497	$47,291	$47,497	$47,291

Net loan charge-offs (recoveries) to average loans (annualized):
Commercial business	-0.01%	1.06%	0.81%	0.57%
Commercial mortgage–construction	0.00%	0.00%	0.00%	0.00%
Commercial mortgage–multifamily	0.00%	0.00%	0.00%	0.00%
Commercial mortgage–non-owner occupied	0.00%	0.27%	0.00%	0.14%
Commercial mortgage–owner occupied	0.00%	0.00%	0.00%	0.00%
Residential real estate loans	0.00%	0.06%	0.01%	0.04%
Residential real estate lines	0.16%	0.14%	0.07%	0.07%
Consumer indirect	0.59%	0.45%	0.77%	0.74%
Other consumer	1.85%	4.99%	2.24%	3.04%
Total loans	0.11%	0.36%	0.28%	0.29%

Allowance for credit losses–loans to total loans	1.00%	1.04%	1.00%	1.04%
Allowance for credit losses–loans to nonaccrual loans	124%	146%	124%	146%
Allowance for credit losses–loans to non-performing loans	122%	146%	122%	146%

Net charge-offs of $1.3 million for the second quarter of 2026 represented 0.11% of average loans on an annualized basis compared to net charge-offs of $4.1 million, or 0.36%, of average loans for the second quarter of 2025. Increased net charge-offs in the second quarter of 2025 were primarily driven by the partial charge-off of a previously disclosed commercial business relationship placed on nonaccrual status in 2023 for which a specific reserve was in place. The allowance for credit losses–loans was $47.5 million at June 30, 2026, compared with $47.3 million at June 30, 2025. The increase in allowance for credit losses–loans was due to a combination of factors, including the impact of an increase in loan outstandings and higher qualitative factors, partially offset by a decrease in loss rate for pooled loans. The ratio of the allowance for credit losses–loans to total loans was 1.00% at June 30, 2026 and 1.04% at June 30, 2025. The ratio of allowance for credit losses–loans to non-performing loans was 122% at June 30, 2026, compared with 146% at June 30, 2025. Non-performing loans increased $3.3 million to $39.0 million at June 30, 2026, compared to $35.8 million at June 30, 2025. The increase in non-performing loans primarily reflects a well-collateralized commercial business loan that moved to nonaccrual status in the first quarter of 2026, offset in part by the partial charge-off of the previously disclosed commercial business relationship.

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

	Allowance for Credit Losses–Loans by Loan Category
	June 30, 2026		December 31, 2025
	Credit Loss Allowance	Percentage of Loans By Category to Total Loans	Credit Loss Allowance	Percentage of Loans By Category to Total Loans
Commercial business	$7,411	16.2%	$9,568	15.8%
Commercial mortgage–construction	5,083	11.7	4,425	10.5
Commercial mortgage–multifamily	2,617	11.9	3,316	12.7
Commercial mortgage–non-owner occupied	12,494	20.4	10,494	20.2
Commercial mortgage–owner occupied	4,056	7.3	3,380	6.9
Residential real estate loans	3,756	14.0	3,511	14.1
Residential real estate lines	628	1.6	778	1.6
Consumer indirect	11,160	16.2	11,554	17.4
Other consumer	292	0.7	360	0.8
Total	$47,497	100.0%	$47,386	100.0%

Loans not analyzed for a specific reserve are segmented into “pools” of loans based on their homogeneous risk characteristics, including purpose, tenor, amortization, repayment source, payment frequency, collateral and recourse. Once loans have been segmented into pools, a loss rate is applied to the amortized cost basis. This is referred to as the “pooled loan” component of the allowance for credit losses estimate. Loans are divided into nine portfolio segments of loans including Commercial Business, Commercial Mortgage–Construction, Commercial Mortgage–Multifamily, Commercial Mortgage–Non-Owner Occupied, Commercial Mortgage–Owner Occupied, Residential Real Estate Loans, Residential Real Estate Lines of Credit, Consumer Indirect Loans, and Other Consumer Loans. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including our Loan Review function. We establish a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, and other loans deemed appropriate by management, collectively referred to as collateral dependent loans. See Note 4, Loans, of the notes to the consolidated financial statements for further details on collateral dependent loans. Based on this analysis, we believe the allowance for credit losses is adequate as of June 30, 2026.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (dollars in thousands).

	Non-Performing Assets
	June 30, 2026	December 31, 2025
Nonaccrual loans:
Commercial business	$7,007	$4,039
Commercial mortgage–construction	20,520	20,321
Commercial mortgage–multifamily	540	540
Commercial mortgage–non-owner occupied	—	—
Commercial mortgage–owner occupied	981	1,095
Residential real estate loans	6,974	6,443
Residential real estate lines	412	374
Consumer indirect	1,772	2,155
Other consumer	131	118
Total nonaccrual loans	38,337	35,085
Accruing loans 90 days or more delinquent	670	670
Total non-performing loans	39,007	35,755
Foreclosed assets	552	94
Total non-performing assets	$39,559	$35,849

Nonaccrual loans to total loans	0.81%	0.75%
Non-performing loans to total loans	0.82%	0.77%
Non-performing assets to total assets	0.62%	0.57%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at June 30, 2026 were $39.6 million, an increase of $3.7 million from the $35.8 million balance at December 31, 2025. The primary component of non-performing assets is non-performing loans, which were $39.0 million or 0.82% of total loans at June 30, 2026 and $35.8 million or 0.77% of total loans at December 31, 2025. The increase in non-performing loans reflects a well-collateralized commercial business loan that moved to nonaccrual status in the first quarter of 2026, offset in part by the partial charge-off of a previously disclosed commercial business relationship.

Approximately $659 thousand, or 2%, of the $39.0 million in non-performing loans as of June 30, 2026 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $552 thousand and $94 thousand of properties representing foreclosed asset holdings at June 30, 2026 and December 31, 2025, respectively.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $36.0 million and $27.6 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2026 and December 31, 2025, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at June 30, 2026. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$385,572	$274,513	$88,419	$20,045	$768,549
Commercial mortgage–construction	259,727	293,789	3,882	638	558,036
Commercial mortgage–multifamily	90,079	228,289	235,240	11,419	565,027
Commercial mortgage–non-owner occupied	104,181	429,700	418,800	18,285	970,966
Commercial mortgage–owner occupied	7,734	109,437	201,863	28,772	347,806
Residential real estate loans	15,798	11,560	140,884	494,340	662,582
Residential real estate lines	21	190	7,133	68,755	76,099
Consumer indirect (1)	7,104	409,807	353,639	576	771,126
Other consumer	3,441	7,821	8,966	12,546	32,774
Total loans	$873,657	$1,765,106	$1,458,826	$655,376	$4,752,965

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$91,059	$43,082	$18,243	$152,384
Commercial mortgage–construction		35,132	3,882	474	39,488
Commercial mortgage–multifamily		77,493	78,198	1,395	157,086
Commercial mortgage–non-owner occupied		166,493	202,633	4,027	373,153
Commercial mortgage–owner occupied		58,824	62,623	13,094	134,541
Residential real estate loans		11,230	138,033	298,030	447,293
Residential real estate lines		—	—	—	—
Consumer indirect (1)		409,807	353,639	576	764,022
Other consumer		7,821	8,966	12,459	29,246
With a floating or adjustable rate
Commercial business		183,454	45,337	1,802	230,593
Commercial mortgage–construction		258,657	—	164	258,821
Commercial mortgage–multifamily		150,796	157,042	10,024	317,862
Commercial mortgage–non-owner occupied		263,207	216,167	14,258	493,632
Commercial mortgage–owner occupied		50,613	139,240	15,678	205,531
Residential real estate loans		330	2,851	196,310	199,491
Residential real estate lines		190	7,133	68,755	76,078
Consumer indirect (1)		—	—	—	—
Other consumer		—	—	87	87
Total loans maturing after one year		$1,765,106	$1,458,826	$655,376	$3,879,308

_____________

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$950,510	17.9%	$962,724	18.5%
Interest-bearing demand	712,124	13.4	672,323	12.9
Savings and money market	1,964,402	37.1	1,884,801	36.2
Time deposits	1,672,429	31.6	1,686,500	32.4
Total deposits	$5,299,465	100.0%	$5,206,348	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2026, total deposits were $5.30 billion, representing an increase of $93.1 million, or 2%, from December 31, 2025. The increase was primarily driven by seasonally higher public deposit balances and an increase in brokered and non-public deposits, partially offset by a decrease in reciprocal deposits. Time deposits were approximately 32% of total deposits at June 30, 2026 and December 31, 2025.

Non-public deposits, the largest component of our funding sources, totaled $3.17 billion and $3.16 billion at June 30, 2026 and December 31, 2025, respectively, and represented 60% and 61% of total deposits as of each date, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market area. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquidity to accommodate the seasonality associated with public deposits. Total public deposits were $1.14 billion and $1.09 billion at June 30, 2026 and December 31, 2025, respectively, and represented 22% and 21% of total deposits as of each date, respectively.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $821.9 million at June 30, 2026, compared to $829.2 million at December 31, 2025, as this product has been an attractive option for customers with more than $250 thousand on deposit, desiring FDIC insurance. Reciprocal deposits represented 16% of total deposits as of each date.

Brokered deposits totaled $164.7 million at June 30, 2026 and $125.2 million at December 31, 2025, and represented 3% and 2% of total deposits as of each date, respectively. As of June 30, 2026 and December 31, 2025, $75.2 million of interest-bearing demand deposits were brokered deposit accounts, and $89.5 million and $50.0 million of time deposits were brokered deposit accounts, respectively.

As of June 30, 2026 and December 31, 2025, the aggregate amount of estimated uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $2.46 billion, or 46% of total deposits, and $2.26 billion, or 43% of total deposits, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $389.4 million and $394.2 million at June 30, 2026 and December 31, 2025, respectively. The maturities of our uninsured time deposits at June 30, 2026 were as follows: $111.4 million in three months or less; $76.4 million between three months and six months; $102.3 million between six months and one year; and $99.3 million over one year. Approximately $1.08 billion and $1.03 billion of reciprocal and public deposits, characterized as preferred deposits for FDIC call report purposes, were collateralized by government-backed securities as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, estimated uninsured nonpublic deposits were approximately 23% and 24% of total deposits, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	June 30,	December 31,
	2026	2025
Short-term borrowings:
FHLB	$182,000	$109,000
Long-term borrowings:
FHLB	—	50,000
Subordinated notes, net	78,694	143,653
Total long-term borrowings	78,694	193,653
Total borrowings	$260,694	$302,653

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at June 30, 2026 and December 31, 2025 totaled $182.0 million and $109.0 million, respectively. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. At June 30, 2026 and December 31, 2025, our short-term borrowings had a weighted average rate of 3.88% and 3.96%, respectively. We continue to be proactive in managing funding costs and reducing short-term borrowings.

As of June 30, 2026, $50.0 million of the short-term borrowings balance was designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%. In the second quarter of 2026, we repaid $25.0 million in short-term borrowings, which was designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%, which expired on May 5, 2026 and was not subsequently renewed, and in the first quarter of 2026, we repaid $30.0 million in short-term borrowings, which was designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669% which expired on January 24, 2026 and was not subsequently renewed.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $182.4 million of immediate credit capacity with the FHLB, and approximately $900.8 million in secured borrowing capacity at the FRB discount window, none of which was outstanding at June 30, 2026. The FHLB and FRB credit capacity is collateralized by securities from our investment portfolio and certain qualifying loans. As of June 30, 2026, loans pledged also served as collateral for letters of credit issued through the FHLB for the benefit of uninsured public funds deposits totaling $279.3 million. We had $155.0 million of credit available under unsecured federal funds purchased lines with various banks as of June 30, 2026, with no amounts outstanding. Additionally, we had approximately $29.9 million of unencumbered liquid securities available for pledging at June 30, 2026.

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board of Directors (“Board”) approved Liquidity Policy. Management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of June 30, 2026, all structural liquidity ratios and early warning indicators remain in compliance with what we believe are ample funding sources available in the event of a stress scenario.

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

The primary source of our non-deposit short-term borrowings is FHLB advances, of which $182.0 million were outstanding at June 30, 2026. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $1.24 billion as of June 30, 2026 from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2026. The line of credit has a one-year term and matures in May 2027. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $99.2 million as of June 30, 2026, up $9.6 million from $108.8 million as of December 31, 2025. During the six months ended June 30, 2026, net cash provided by operating activities totaled $46.3 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $87.6 million, which primarily consisted of outflows of $101.5 million from the net increase in loans and $1.5 million for the purchase of premises and equipment, partially offset by $15.4 million of net purchases of investment securities. Net cash provided by financing activities of $31.7 million was primarily attributed to a $93.1 million net increase in deposits and a $73.0 million increase in short-term borrowings, partially offset by a $115.0 million net decrease in long-term borrowings, $13.2 million in dividend payments, and $6.2 million in stock repurchases.

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

In September 2025, the Board approved a share repurchase program for up to 1,006,379 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares. The new share repurchase program replaced and terminated the prior share repurchase program authorized by the Board in June 2022. The repurchase program does not obligate us to purchase any shares and it may be extended, modified, or discontinued at any time. During the first quarter of 2026, the Company repurchased 163,197 common shares at an average price of $31.50 per share. No shares were repurchased under the program during the second quarter of 2026. As of June 30, 2026, 506,313 shares remain available for repurchase under this program.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Shareholders’ equity was $643.4 million at June 30, 2026, an increase of $14.6 million from $628.9 million at December 31, 2025, primarily due to net income, net of dividends, retained in the six months ended June 30, 2026, partially offset by an increase in accumulated other comprehensive loss of $10.3 million during the six months ended June 30, 2026 due primarily to an increase in net unrealized losses on available for sale securities.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies on a consolidated basis. As of June 30, 2026, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. See the “Basel III Capital Rules” section below for further discussion.

The following table reflects the ratios and their components (dollars in thousands):

		June 30,	December 31,
		2026	2025
Common shareholders’ equity		$626,156	$611,569
Less:	Goodwill and other intangible assets	57,187	57,002
	Net unrealized loss on investment securities (1)	(36,568)	(26,531)
	Hedging derivative instruments	976	1,329
	Net periodic pension and postretirement benefits plan adjustments	(7,697)	(7,754)
	Other	(60)	(74)
Common Equity Tier 1 (“CET1”) Capital		612,318	587,597
Plus:	Preferred stock	17,285	17,285
	Tier 1 Capital	629,603	604,882
Plus:	Qualifying allowance for credit losses	51,856	52,886
	Subordinated Notes	78,694	130,653
Total regulatory capital		$760,153	$788,421
Adjusted average total assets (for leverage capital purposes)		$6,257,481	$6,240,934
Total risk-weighted assets		$5,352,255	$5,290,738

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)		10.06%	9.69%
CET1 Capital (CET1 capital to total risk-weighted assets)		11.44%	11.11%
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)		11.76%	11.43%
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)		14.20%	14.90%

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

Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules. As of June 30, 2026, the Company and Bank’s capital levels remained characterized as “well capitalized” under the Basel III rules, including the additional capital conversion buffer.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of June 30, 2026 and December 31, 2025, for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (dollars in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Tier 1 leverage:
Company	$629,603	10.06%	$250,299	4.00%	$312,874	5.00%
Bank	677,875	10.87	249,433	4.00	311,792	5.00
CET1 capital:
Company	612,318	11.44	374,658	7.00	347,897	6.50
Bank	677,875	12.72	373,012	7.00	346,369	6.50
Tier 1 capital:
Company	629,603	11.76	454,942	8.50	428,180	8.00
Bank	677,875	12.72	452,944	8.50	426,300	8.00
Total capital:
Company	760,153	14.20	561,987	10.50	535,226	10.00
Bank	729,731	13.69	559,519	10.50	532,875	10.00
December 31, 2025
Tier 1 leverage:
Company	$604,882	9.69%	$249,637	4.00%	$312,047	5.00%
Bank	649,202	10.44	248,832	4.00	311,041	5.00
CET1 capital:
Company	587,597	11.11	370,352	7.00	343,989	6.50
Bank	649,202	12.32	368,762	7.00	342,422	6.50
Tier 1 capital:
Company	604,882	11.43	449,713	8.50	423,259	8.00
Bank	649,202	12.32	447,782	8.50	421,442	8.00
Total capital:
Company	788,421	14.90	555,527	10.50	529,074	10.00
Bank	702,088	13.33	553,143	10.50	526,803	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2025 to June 30, 2026. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending June 30, 2027, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-300 bp	-200 bp	-100 bp	+100 bp
Estimated change in net interest income	$(11,889)	$(7,761)	$(3,654)	$1,917
% Change	-5.66%	-3.69%	-1.74%	0.91%

In the rising rate scenarios, the static model results indicate that net interest income is modeled to increase compared to the flat rate scenario over a one-year time frame. This is a combination of an increase across the entire deposit portfolio, which has decreased wholesale borrowings, and the higher cost associated with the borrowings. This simulation does not consider balance sheet growth or a change in the balance sheet mix. As intermediate and longer-term assets continue to mature and are replaced at higher yields, net interest income should improve over the longer-term time frame. Model results in the declining rate scenarios show a decrease in net interest income due to a combination of increases in the yield curve, as well as increases in higher paying public and nonpublic deposits, which will reprice downward slower due to market deposit competition.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2026 and December 31, 2025 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2026 and December 31, 2025. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	June 30, 2026			December 31, 2025
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$891,324			$828,292
- 300 Basis Points	984,700	$93,376	10.48%	885,771	$57,479	6.94%
- 200 Basis Points	951,819	60,495	6.79	866,824	38,532	4.65
- 100 Basis Points	919,734	28,410	3.19	847,059	18,767	2.27
+ 100 Basis Points	862,245	(29,079)	-3.26	807,542	(20,750)	-2.51

The Pre-Shock Scenario EVE was $891.3 million at June 30, 2026, compared to $828.3 million at December 31, 2025. The increase was driven by commercial loan balance growth and decreased market valuations to borrowings and non-public deposits. These benefits were offset by growth in municipal deposit balances and a decline in investment balances. The sensitivity in the down Rate Shock Scenarios to EVE increased at June 30, 2026 compared to December 31, 2025. This was primarily due to a mix shift from longer duration to shorter duration borrowings and non-public deposits, slightly offset by lower investment and fixed rate commercial mortgage balances.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

During the quarter ended June 30, 2026, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2025, the Board approved a share repurchase program for up to 1,006,379 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares. The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the second quarter of 2026 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 – April 30, 2026	—	$—	—	506,313
May 1, 2026 – May 31, 2026	—	—	—	506,313
June 1, 2026 – June 30, 2026	—	—	—	506,313
Total	—	$—	—

ITEM 5. Other Information

During the second quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	August 3, 2026
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	August 3, 2026
W. Jack Plants II
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sandra L. Byers	August 3, 2026
Sandra L. Byers
Senior Vice President and Controller
(Principal Accounting Officer)