Form 10-Q
period 2026-09-30
FINANCIAL INSTITUTIONS INC
filed 2026-11-09
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The registrant had 19,600,935 shares of Common Stock, $0.01 par value, outstanding as of November 2, 2026.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$65,050	$57,138
Interest-bearing deposits in other banks	37,833	51,613
Total cash and cash equivalents	102,883	108,751
Securities available for sale, at fair value (amortized cost of $1,048,868 and $958,142, respectively)	958,239	922,472
Securities held to maturity, at amortized cost (net of allowance for credit losses of $2) (fair value of $64,001 and $76,256, respectively)	76,519	84,708
Loans held for sale	1,913	3,365
Loans (net of allowance for credit losses of $48,014 and $47,386, respectively)	4,807,813	4,610,480
Company owned life insurance	184,915	176,394
Premises and equipment, net	38,608	39,894
Goodwill	58,121	58,121
Other intangible assets, net	1,934	2,222
Other assets	275,974	267,733
Total assets	$6,506,919	$6,274,140
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$974,634	$962,724
Interest-bearing demand	769,479	672,323
Savings and money market	2,021,827	1,884,801
Time deposits	1,708,996	1,686,500
Total deposits	5,474,936	5,206,348
Short-term borrowings	167,000	109,000
Long-term borrowings, net of issuance costs of $1,232 and $1,347, respectively	78,768	193,653
Other liabilities	167,220	136,285
Total liabilities	5,887,924	5,645,286
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,435 shares issued	143	143
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,413 shares issued	17,142	17,142
Total preferred equity	17,285	17,285
Common stock, $0.01 par value; 50,000,000 shares authorized; 20,699,556 shares issued	207	207
Additional paid-in capital	234,364	234,398
Retained earnings	479,378	437,139
Accumulated other comprehensive loss	(74,414)	(33,030)
Treasury stock, at costs; 1,178,531 and 902,149 shares, respectively	(37,825)	(27,145)
Total shareholders’ equity	618,995	628,854
Total liabilities and shareholders’ equity	$6,506,919	$6,274,140

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$73,461	$72,338	$213,796	$212,014
Interest and dividends on investment securities	11,289	11,740	35,049	34,798
Other interest income	253	344	797	1,528
Total interest income	85,003	84,422	249,642	248,340
Interest expense:
Deposits	28,518	30,376	83,273	94,315
Short-term borrowings	820	668	2,278	1,545
Long-term borrowings	1,374	1,589	4,446	4,705
Total interest expense	30,712	32,633	89,997	100,565
Net interest income	54,291	51,789	159,645	147,775
Provision for credit losses	3,879	2,732	9,226	8,222
Net interest income after provision for credit losses	50,412	49,057	150,419	139,553
Noninterest income:
Service charges on deposits	1,117	1,137	3,244	3,278
Card interchange income	2,071	2,006	6,026	5,783
Investment advisory	3,343	3,023	9,691	8,645
Company owned life insurance	2,932	2,849	8,588	8,591
Investments in limited partnerships	(274)	223	(190)	945
Loan servicing	189	181	541	484
Income from derivative instruments, net	106	847	863	1,436
Net gain on sale of loans held for sale	185	285	491	542
Net gain on sale of investment securities	—	703	328	706
Net loss on other assets	—	(281)	(454)	(281)
Net loss on tax credit investments	(451)	(513)	(1,253)	(1,539)
Other	1,239	1,596	4,209	4,456
Total noninterest income	10,457	12,056	32,084	33,046
Noninterest expense:
Salaries and employee benefits	19,655	18,522	57,421	53,490
Occupancy and equipment	4,162	3,814	11,968	11,386
Professional services	1,475	1,688	4,088	4,830
Computer and data processing	5,626	5,789	17,349	17,155
FDIC assessments	1,068	1,227	3,041	4,086
Advertising and promotions	443	491	1,559	1,328
Amortization of intangibles	94	103	288	315
Deposit-related charged-off items expense	208	144	443	83
Other	4,091	4,097	11,865	12,569
Total noninterest expense	36,822	35,875	108,022	105,242
Income before income taxes	24,047	25,238	74,481	67,357
Income tax expense	4,056	4,761	12,321	12,470
Net income	$19,991	$20,477	$62,160	$54,887
Preferred stock dividends	365	365	1,094	1,094
Net income available to common shareholders	$19,626	$20,112	$61,066	$53,793
Earnings per common share (Note 2):
Basic	$1.00	$1.00	$3.11	$2.68
Diluted	$0.99	$0.99	$3.07	$2.65
Cash dividends declared per common share	$0.32	$0.31	$0.96	$0.93

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$19,991	$20,477	$62,160	$54,887
Other comprehensive (loss) income, net of tax:
Securities available for sale and transferred securities	(30,835)	5,715	(40,858)	16,947
Hedging derivative instruments	(258)	(363)	(611)	(1,412)
Pension and post-retirement obligations	28	104	85	311
Total other comprehensive (loss) income, net of tax	(31,065)	5,456	(41,384)	15,846
Comprehensive (loss) income	$(11,074)	$25,933	$20,776	$70,733

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and nine months ended September 30, 2026 and 2025

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2025	$17,285	$207	$234,398	$437,139	$(33,030)	$(27,145)	$628,854
Comprehensive (loss) income:
Net income	—	—	—	20,985	—	—	20,985
Other comprehensive loss, net of tax	—	—	—	—	(6,297)	—	(6,297)
Purchases of common stock for treasury	—	—	—	—	—	(6,130)	(6,130)
Share-based compensation plans:
Share-based compensation	—	—	903	—	—	—	903
Restricted stock units released	—	—	(2,525)	—	—	2,525	—
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.32 per share	—	—	—	(6,281)	—	—	(6,281)
Balance at March 31, 2026	$17,285	$207	$232,776	$451,479	$(39,327)	$(30,750)	$631,670
Comprehensive income (loss):
Net income	—	—	—	21,184	—	—	21,184
Other comprehensive loss, net of tax	—	—	—	—	(4,022)	—	(4,022)
Purchases of common stock for treasury	—	—	—	—	—	(65)	(65)
Share-based compensation plans:
Share-based compensation	—	—	1,270	—	—	—	1,270
Restricted stock units released	—	—	(134)	—	—	134	—
Restricted stock awards issued	—	—	(467)	—	—	467	—
Stock awards			10			61	71
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.32 per share	—	—	—	(6,302)	—	—	(6,302)
Balance at June 30, 2026	$17,285	$207	$233,455	$465,996	$(43,349)	$(30,153)	$643,441
Comprehensive income (loss):
Net income	—	—	—	19,991	—	—	19,991
Other comprehensive loss, net of tax	—	—	—	—	(31,065)	—	(31,065)
Purchases of common stock for treasury	—	—	—	—	—	(7,710)	(7,710)
Share-based compensation plans:
Share-based compensation	—	—	947	—	—	—	947
Restricted stock units released	—	—	(59)	—	—	59	—
Restricted stock awards issued	—	—	21	—	—	(21)	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.32 per share	—	—	—	(6,244)	—	—	(6,244)
Balance at September 30, 2026	$17,285	$207	$234,364	$479,378	$(74,414)	$(37,825)	$618,995

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three and nine months ended September 30, 2026 and 2025

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2024	$17,285	$207	$233,421	$388,665	$(52,604)	$(17,990)	$568,984
Comprehensive income (loss):
Net income	—	—	—	16,878	—	—	16,878
Other comprehensive income, net of tax	—	—	—	—	10,609	—	10,609
Purchases of common stock for treasury	—	—	—	—	—	(481)	(481)
Share-based compensation plans:
Share-based compensation	—	—	506	—	—	—	506
Restricted stock units released	—	—	(1,452)	—	—	1,452	—
Restricted stock awards issued	—	—	(19)	—	—	19	—
Stock awards	—	—	(1)	—	—	19	18
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.31 per share	—	—	—	(6,221)	—	—	(6,221)
Balance at March 31, 2025	$17,285	$207	$232,455	$398,957	$(41,995)	$(16,981)	$589,928
Comprehensive income (loss):
Net income	—	—	—	17,532	—	—	17,532
Other comprehensive loss, net of tax	—	—	—	—	(219)	—	(219)
Share-based compensation plans:
Share-based compensation	—	—	954	—	—	—	954
Restricted stock awards issued	—	—	(432)	—	—	432	—
Stock awards	—	—	(9)	—	—	83	74
Cash dividends declared:
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(363)	—	—	(363)
Common–$0.31 per share	—	—	—	(6,237)	—	—	(6,237)
Balance at June 30, 2025	$17,285	$207	$232,968	$409,888	$(42,214)	$(16,466)	$601,668
Comprehensive income (loss):
Net income	—	—	—	20,477	—	—	20,477
Other comprehensive income, net of tax	—	—	—	—	5,456	—	5,456
Purchases of common stock for treasury	—	—	—	—	—	(34)	(34)
Share-based compensation plans:
Share-based compensation	—	—	756	—	—	—	756
Cash dividends declared:			(95)			95	—
Series A 3% Preferred–$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred–$2.12 per share	—	—	—	(364)	—	—	(364)
Common–$0.31 per share	—	—	—	(6,238)	—	—	(6,238)
Balance at September 30, 2025	$17,285	$207	$233,629	$423,762	$(36,758)	$(16,405)	$621,720

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$62,160	$54,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,580	5,699
Net accretion of discounts on securities	(5,857)	(4,109)
Provision for credit losses	9,226	8,222
Share-based compensation	3,120	2,216
Deferred income tax expense	5,370	5,776
Proceeds from sale of loans held for sale	37,874	33,488
Originations of loans held for sale	(35,931)	(32,918)
Income on company owned life insurance	(8,588)	(8,591)
Net gain on sale of loans held for sale	(491)	(542)
Net gain on investment securities	(328)	(706)
Net loss on other assets	454	281
(Increase) decrease in other assets	(24,221)	15,800
Increase (decrease) in other liabilities	31,576	(82,105)
Net cash provided by (used in) operating activities	79,944	(2,602)
Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(395,084)	(137,957)
Held to maturity	(1,753)	(2,359)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale securities	320,353	58,971
Held to maturity	9,927	30,692
Proceeds from sales of securities available for sale	18,379	94,142
Net increase in loans	(212,080)	(119,699)
Purchase of company owned life insurance	(29)	(72,086)
Proceeds received from surrender of company owned life insurance	—	73,958
Purchases of premises and equipment	(3,292)	(3,427)
Net cash used in investing activities	(263,579)	(77,765)
Cash flows from financing activities:
Net increase in deposits	268,588	253,078
Short-term borrowings, by original maturity:
Net increase (decrease) in short-term borrowings	58,000	(44,000)
Repayment of long-term borrowings	(115,000)	(10,000)
Purchases of common stock for treasury	(13,905)	(515)
Cash dividends paid to common and preferred shareholders	(19,916)	(19,572)
Net cash provided by financing activities	177,767	178,991
Net (decrease) increase in cash and cash equivalents	(5,868)	98,624
Cash and cash equivalents, beginning of period	108,751	87,321
Cash and cash equivalents, end of period	$102,883	$185,945

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

Supplemental cash flow information is summarized as follows for the nine months ended September 30, 2026, and 2025 (in thousands):

	2026	2025
Supplemental information:
Cash paid for interest	$90,130	$94,465
Cash paid for income taxes	—	—
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	3,717	142
Transfer of premises and equipment to assets held for sale	425	—
Accrued and declared unpaid dividends	6,609	6,601

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

(2.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. There were no participating securities outstanding for the three and nine months ended September 30, 2026 and 2025. Therefore, the two-class method of calculating basic and diluted EPS was not applicable for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income available to common shareholders	$19,626	$20,112	$61,066	$53,793
Weighted average common shares outstanding:
Total shares issued	20,700	20,700	20,700	20,700
Unvested restricted stock awards	(7)	(8)	(7)	(9)
Treasury shares	(1,073)	(570)	(1,043)	(590)
Total basic weighted average common shares outstanding	19,620	20,122	19,650	20,101
Incremental shares from assumed:
Vesting of restricted stock awards	282	214	272	205
Total diluted weighted average common shares outstanding	19,902	20,336	19,922	20,306

Basic earnings per common share	$1.00	$1.00	$3.11	$2.68
Diluted earnings per common share	$0.99	$0.99	$3.07	$2.65

For the three and nine months ended September 30, 2026 and 2025, no average shares were excluded from the computation of diluted EPS because the effect would be antidilutive.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities, by security type, are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2026
Securities available for sale:
U.S. Treasury bills	$124,534	$—	$9	$124,525
Mortgage-backed securities:
Residential mortgage-backed securities	414,208	1	40,012	374,197
Commercial mortgage-backed securities	5,071	—	329	4,742
Residential collateralized mortgage obligations	129,895	—	6,827	123,068
Commercial collateralized mortgage obligations	314,107	—	42,649	271,458
Total mortgage-backed securities	863,281	1	89,817	773,465
Other debt securities	61,053	311	1,115	60,249
Total available for sale securities	$1,048,868	$312	$90,941	$958,239
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$6,926	$—	$414	$6,512
State and political subdivisions	29,437	—	6,535	22,902
Mortgage-backed securities:
Residential mortgage-backed securities	20,509	—	3,486	17,023
Commercial mortgage-backed securities	4,946	—	851	4,095
Residential collateralized mortgage obligations	14,173	—	1,221	12,952
Commercial collateralized mortgage obligations	530	—	13	517
Total mortgage-backed securities	40,158	—	5,571	34,587
Total held to maturity securities	76,521	$—	$12,520	$64,001
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$76,519

December 31, 2025
Securities available for sale:
Mortgage-backed securities:
Residential mortgage-backed securities	$472,898	$8,445	$20,775	$460,568
Commercial mortgage-backed securities	5,089	62	—	5,151
Residential collateralized mortgage obligations	117,118	1,409	3,095	115,432
Commercial collateralized mortgage obligations	318,429	225	22,174	296,480
Total mortgage-backed securities	913,534	10,141	46,044	877,631
Other debt securities	44,608	470	237	44,841
Total available for sale securities	$958,142	$10,611	$46,281	$922,472
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$6,813	$—	$124	$6,689
State and political subdivisions	32,829	28	4,577	28,280
Mortgage-backed securities:
Residential mortgage-backed securities	22,319	—	2,191	20,128
Commercial mortgage-backed securities	4,965	—	693	4,272
Residential collateralized mortgage obligations	17,172	—	887	16,285
Commercial collateralized mortgage obligations	612	—	10	602
Total mortgage-backed securities	45,068	—	3,781	41,287
Total held to maturity securities	84,710	$28	$8,482	$76,256
Allowance for credit losses–securities	(2)
Total held to maturity securities, net	$84,708

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available for sale (“AFS”) debt securities, AIR totaled $3.7 million and $3.5 million as of September 30, 2026 and December 31, 2025, respectively. For held to maturity (“HTM”) debt securities, AIR totaled $352 thousand and $348 thousand as of September 30, 2026 and December 31, 2025, respectively. AIR is included in other assets on the Company’s consolidated statements of financial condition.

For the three and nine months ended September 30, 2026 and 2025, the provision for credit losses for HTM investment securities was less than $1 thousand in each period.

Investment securities with a total fair value of $1.01 billion and $860.3 million at September 30, 2026 and December 31, 2025, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Interest and dividends on investment securities for the three and nine months ended September 30, 2026 and 2025 are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Taxable interest and dividends	$11,149	$11,563	$34,604	$34,190
Tax-exempt interest and dividends	140	177	445	608
Total interest and dividends on investment securities	$11,289	$11,740	$35,049	$34,798

The proceeds and related gain or loss on sales of AFS securities for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Proceeds from sales	$—	$29,186	$18,379	$94,142
Gross realized gains	—	703	328	1,311
Gross realized losses	—	—	—	(605)

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2026 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$124,534	$124,525
Due after one to five years	3,122	3,006
Due after five years through ten years	57,961	57,273
Due after ten years	863,251	773,435
Total available for sale securities	$1,048,868	$958,239
Debt securities held to maturity:
Due in one year or less	$2,824	$2,814
Due after one to five years	14,138	13,198
Due after five years through ten years	16,329	13,822
Due after ten years	43,230	34,167
Total held to maturity securities	$76,521	$64,001

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities for which an allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2026
Securities available for sale:
U.S. Treasury bills	$124,525	$9	$—	$—	$124,525	$9
Mortgage-backed securities:
Residential mortgage-backed securities	293,005	14,339	81,161	25,673	374,166	40,012
Commercial mortgage-backed securities	4,742	329	—	—	4,742	329
Residential collateralized mortgage obligations	113,749	3,346	9,319	3,481	123,068	6,827
Commercial collateralized mortgage obligations	108,594	8,219	162,864	34,430	271,458	42,649
Total mortgage-backed securities	520,090	26,233	253,344	63,584	773,434	89,817
Other debt securities	33,798	974	8,139	141	41,937	1,115
Total AFS debt securities with unrealized losses	$678,413	$27,216	$261,483	$63,725	$939,896	$90,941

December 31, 2025
Securities available for sale:
Mortgage-backed securities:
Residential mortgage-backed securities	$9,525	$40	$93,253	$20,735	$102,778	$20,775
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential collateralized mortgage obligations	9,831	1	10,797	3,094	20,628	3,095
Commercial collateralized mortgage obligations	117,443	2,257	114,938	19,917	232,381	22,174
Total mortgage-backed securities	136,799	2,298	218,988	43,746	355,787	46,044
Other debt securities	19,124	237	—	—	19,124	237
Total AFS debt securities with unrealized losses	$155,923	$2,535	$218,988	$43,746	$374,911	$46,281

The total number of AFS securities positions in the investment portfolio in an unrealized loss position, for which an allowance for credit losses had not been recorded, was 102 at September 30, 2026 and 54 at December 31, 2025. At September 30, 2026, the Company had a position in 44 investment securities with a fair value of $261.5 million and a total unrealized loss of $63.7 million that had been in a continuous unrealized loss position for more than 12 months, and a total of 58 securities positions in the Company’s investment portfolio with a fair value of $678.4 million and a total unrealized loss of $27.2 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the Company’s portfolio fluctuates as market interest rates change.

(3.) INVESTMENT SECURITIES (Continued)

Securities Available for Sale

As of September 30, 2026 and December 31, 2025, no allowance for credit losses had been recognized on AFS securities in an unrealized loss position as management does not believe any of the securities were impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company expects to recover the amortized cost basis of its investments and more than likely will not need to sell before the recovery period for operating purposes, with no impairment identified. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

The Company monitors the credit quality of our municipal bonds through the use of a credit rating agency or by ratings that are derived by an internal scoring model. The scoring methodology for the internally derived ratings is based on a series of financial ratios for the municipality being reviewed as compared to typical industry figures. This information is used to determine the financial strengths and weaknesses of the municipality, which is indicated with a numeric rating. This number is then converted into a letter rating to better match the system used by the credit rating agencies. As of September 30, 2026, $26.3 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $3.1 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating. Additionally, no municipal bonds were rated below investment grade. As of December 31, 2025, $28.8 million of our municipal bonds were rated as an equivalent to Standard & Poor’s A/AA/AAA, with $4.1 million internally rated to be the equivalent of Standard & Poor’s A/AA/AAA rating, and no municipal bonds were rated below investment grade.

As of September 30, 2026 and December 31, 2025, the Company had no past due or nonaccrual held to maturity investment securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
September 30, 2026
Commercial business	$771,841	$1,167	$773,008
Commercial mortgage–construction	627,035	(1,940)	625,095
Commercial mortgage–multifamily	561,384	(604)	560,780
Commercial mortgage–non-owner occupied	1,002,889	(1,371)	1,001,518
Commercial mortgage–owner occupied	345,137	(37)	345,100
Residential real estate loans	655,133	8,027	663,160
Residential real estate lines	74,099	3,265	77,364
Consumer indirect	755,279	23,780	779,059
Other consumer	30,659	84	30,743
Total	$4,823,456	$32,371	4,855,827
Allowance for credit losses–loans			(48,014)
Total loans, net			$4,807,813
December 31, 2025
Commercial business	$737,578	$729	$738,307
Commercial mortgage–construction	491,035	(2,477)	488,558
Commercial mortgage–multifamily	589,437	(705)	588,732
Commercial mortgage–non-owner occupied	943,514	(1,295)	942,219
Commercial mortgage–owner occupied	322,782	(6)	322,776
Residential real estate loans	648,188	8,813	657,001
Residential real estate lines	71,928	3,193	75,121
Consumer indirect	782,802	24,508	807,310
Other consumer	37,746	96	37,842
Total	$4,625,010	$32,856	4,657,866
Allowance for credit losses–loans			(47,386)
Total loans, net			$4,610,480

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $1.9 million and $3.4 million as of September 30, 2026 and December 31, 2025, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $309.3 million and $293.3 million as of September 30, 2026 and December 31, 2025, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2026, and December 31, 2025, AIR for loans totaled $22.1 million and $21.3 million, respectively, and was included in other assets on the Company’s consolidated statements of financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans	Nonaccrual with no specific allowance
September 30, 2026
Commercial business	$412	$4,449	$4	$4,865	$6,609	$760,367	$771,841	$6,219
Commercial mortgage–construction	—	—	—	—	19,069	607,966	627,035	19,069
Commercial mortgage–multifamily	—	—	—	—	1,019	560,365	561,384	1,019
Commercial mortgage–non-owner occupied	232	—	—	232	—	1,002,657	1,002,889	—
Commercial mortgage–owner occupied	74	—	—	74	973	344,090	345,137	438
Residential real estate loans	3,254	—	—	3,254	8,141	643,738	655,133	8,141
Residential real estate lines	97	133	—	230	266	73,603	74,099	266
Consumer indirect	11,589	1,905	—	13,494	2,331	739,454	755,279	2,331
Other consumer	251	9	—	260	130	30,269	30,659	130
Total loans, gross	$15,909	$6,496	$4	$22,409	$38,538	$4,762,509	$4,823,456	$37,613
December 31, 2025
Commercial business	$294	$163	$670	$1,127	$4,039	$732,412	$737,578	$528
Commercial mortgage–construction	—	2,463	—	2,463	20,321	468,251	491,035	20,321
Commercial mortgage–multifamily	3,278	—	—	3,278	540	585,619	589,437	540
Commercial mortgage–non-owner occupied	—	—	—	—	—	943,514	943,514	—
Commercial mortgage–owner occupied	—	—	—	—	1,095	321,687	322,782	1,095
Residential real estate loans	3,274	161	—	3,435	6,443	638,310	648,188	6,443
Residential real estate lines	421	—	—	421	374	71,133	71,928	374
Consumer indirect	14,124	2,135	—	16,259	2,155	764,388	782,802	2,155
Other consumer	1,296	198	—	1,494	118	36,134	37,746	118
Total loans, gross	$22,687	$5,120	$670	$28,477	$35,085	$4,561,448	$4,625,010	$31,574

There were no consumer overdrafts which were past due greater than 90 days as of September 30, 2026 and December 31, 2025. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2026 and 2025. Estimated interest income of $158 thousand and $195 thousand for the three months ended September 30, 2026 and 2025, respectively, and $851 thousand and $822 thousand for the nine months ended September 30, 2026 and 2025, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

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

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted at September 30, 2026 (in thousands):

	Term Extension
	Amortized Cost Basis	% of Total Loans
Loan Type
Commercial business	$—	0.0%
Commercial mortgage–construction	—	0.0%
Commercial mortgage–multifamily	—	0.0%
Commercial mortgage–non-owner occupied	—	0.0%
Commercial mortgage–owner occupied	—	0.0%
Residential real estate loans	2,665	0.1%
Residential real estate lines	—	0.0%
Consumer indirect	—	0.0%
Other consumer	—	0.0%
Total	$2,665	0.1%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the twelve months ended September 30, 2026:

Term Extension
Loan Type	Financial Effect
Residential real estate loans	Added a weighted average 10.51 years to the life of the loan, which reduced the monthly payment amount for the borrower.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended September 30, 2026 (in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Commercial business	$—	$—	$—
Commercial mortgage–construction	—	—	—
Commercial mortgage–multifamily	—	—	—
Commercial mortgage–non-owner occupied	—	—	—
Commercial mortgage–owner occupied	—	—	—
Residential real estate loans	2,271	163	231
Residential real estate lines	—	—	—
Consumer indirect	—	—	—
Other consumer	—	—	—
Total	$2,271	$163	$231

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Collateral Dependent Loans

Management has determined that specific commercial loans on nonaccrual status, all loans that have had their terms restructured when a borrower is experiencing financial difficulty, and other loans deemed appropriate by management where repayment is expected to be provided substantially through the operation or sale of the collateral to be collateral dependent loans. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of September 30, 2026 and December 31, 2025 (in thousands):

	Collateral type
	Business assets	Real property	Total	Specific Reserve
September 30, 2026
Commercial business	$11,483	$906	$12,389	$1,646
Commercial mortgage–construction	—	28,576	28,576	—
Commercial mortgage–multifamily	—	4,508	4,508	—
Commercial mortgage–non-owner occupied	—	19,925	19,925	3,033
Commercial mortgage–owner occupied	—	5,418	5,418	1,716
Total	$11,483	$59,333	$70,816	$6,395

December 31, 2025
Commercial business	$6,148	$3,155	$9,303	$3,218
Commercial mortgage–construction	—	20,321	20,321	—
Commercial mortgage–multifamily	—	4,735	4,735	—
Commercial mortgage–non-owner occupied	—	12,994	12,994	—
Commercial mortgage–owner occupied	—	1,406	1,406	—
Total	$6,148	$42,611	$48,759	$3,218

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The following tables set forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2026
Commercial business:
Uncriticized	$105,568	$110,389	$76,974	$47,429	$20,755	$39,353	$323,793	$—	$724,261
Special mention	1,048	21,220	2,069	18	—	9,000	1,155	—	34,510
Substandard	125	27	556	208	3	492	5,837	—	7,248
Doubtful	—	—	107	—	20	172	6,690	—	6,989
Total	$106,741	$131,636	$79,706	$47,655	$20,778	$49,017	$337,475	$—	$773,008
Current period gross charge-offs	$—	$—	$114	$174	$3,080	$31	$—	$—	$3,399

Commercial mortgage–construction
Uncriticized	$34,192	$235,410	$95,794	$138,211	$92,887	$25	$—	$—	$596,519
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	6,240	3,267	—	—	—	9,507
Doubtful	—	—	—	—	—	19,069	—	—	19,069
Total	$34,192	$235,410	$95,794	$144,451	$96,154	$19,094	$—	$—	$625,095
Current period gross charge-offs	$—	$—	$—	$—	$—	$963	$—	$—	$963

Commercial mortgage–multifamily
Uncriticized	$29,979	$77,301	$25,048	$106,938	$119,123	$196,415	$—	$—	$554,804
Special mention	—	—	—	—	912	—	—	—	912
Substandard	—	—	—	—	3,489	557	—	—	4,046
Doubtful	—	—	—	—	675	343	—	—	1,018
Total	$29,979	$77,301	$25,048	$106,938	$124,199	$197,315	$—	$—	$560,780
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–non-owner occupied
Uncriticized	$94,726	$170,910	$95,623	$52,813	$237,093	$316,628	$—	$—	$967,794
Special mention	—	—	—	—	3,060	6,119	—	—	9,179
Substandard	—	4,445	—	13,101	103	6,896	—	—	24,545
Doubtful	—	—	—	—	—	—	—	—	—
Total	$94,726	$175,355	$95,623	$65,914	$240,256	$329,643	$—	$—	$1,001,518
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage–owner occupied
Uncriticized	$50,020	$33,883	$72,729	$19,556	$54,941	$112,069	$—	$—	$343,198
Special mention	—	368	—	—	—	—	—	—	368
Substandard	—	—	—	—	—	560	—	—	560
Doubtful	—	—	—	—	—	974	—	—	974
Total	$50,020	$34,251	$72,729	$19,556	$54,941	$113,603	$—	$—	$345,100
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following tables set forth the Company’s retail loan portfolio, categorized by performance status, as of the dates indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2026
Residential real estate loans:
Performing	$48,408	$64,482	$52,731	$94,209	$65,658	$329,531	$—	$—	$655,019
Nonperforming	377	323	468	968	1,234	4,771	—	—	8,141
Total	$48,785	$64,805	$53,199	$95,177	$66,892	$334,302	$—	$—	$663,160
Current period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$—	$20

Residential real estate lines:
Performing	$—	$—	$—	$—	$—	$—	$74,847	$2,250	$77,097
Nonperforming	—	—	—	—	—	—	267	—	267
Total	$—	$—	$—	$—	$—	$—	$75,114	$2,250	$77,364
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$30	$—	$30

Consumer indirect:
Performing	$219,463	$223,271	$115,822	$83,051	$87,595	$47,526	$—	$—	$776,728
Nonperforming	38	333	607	475	493	385	—	—	2,331
Total	$219,501	$223,604	$116,429	$83,526	$88,088	$47,911	$—	$—	$779,059
Current period gross charge-offs	$195	$1,987	$1,811	$2,185	$3,041	$2,479	$—	$—	$11,698

Other consumer:
Performing	$2,954	$2,905	$3,159	$17,422	$644	$669	$2,860	$—	$30,613
Nonperforming	4	9	70	46	—	1	—	—	130
Total	$2,958	$2,914	$3,229	$17,468	$644	$670	$2,860	$—	$30,743
Current period gross charge-offs	$259	$100	$198	$674	$37	$2	$30	$—	$1,300

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Allowance for Credit Losses–Loans

The following table sets forth the changes in the allowance for credit losses–loans for the three and nine months ended September 30, 2026 and 2025 (in thousands):

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2026
Beginning balance	$7,411	$5,083	$2,617	$12,494	$4,056	$3,756	$628	$11,160	$292	$47,497
Charge-offs	(351)	(963)	—	—	—	—	—	(4,178)	(774)	(6,266)
Recoveries	7	—	—	1	1	11	—	2,168	53	2,241
Provision (benefit)	1,017	1,491	(59)	972	(258)	(303)	(78)	1,105	655	4,542
Ending balance	$8,084	$5,611	$2,558	$13,467	$3,799	$3,464	$550	$10,255	$226	$48,014

Nine months ended September 30, 2026
Beginning balance	$9,568	$4,425	$3,316	$10,494	$3,380	$3,511	$778	$11,554	$360	$47,386
Charge-offs	(3,399)	(963)	—	—	—	(20)	(30)	(11,698)	(1,300)	(17,410)
Recoveries	88	—	—	3	2	12	3	6,699	201	7,008
Provision (benefit)	1,827	2,149	(758)	2,970	417	(39)	(201)	3,700	965	11,030
Ending balance	$8,084	$5,611	$2,558	$13,467	$3,799	$3,464	$550	$10,255	$226	$48,014

		Commercial Mortgage				Residential Real Estate
	Commercial Business	Construction	Multi- family	Non-Owner Occupied	Owner Occupied	Loans	Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2025
Beginning balance	$8,996	$4,514	$3,930	$8,868	$3,087	$4,638	$969	$11,783	$506	$47,291
Charge-offs	(140)	—	—	—	—	—	—	(3,762)	(447)	(4,349)
Recoveries	17	357	—	1	1	25	—	1,836	51	2,288
Provision (benefit)	897	(1,046)	(131)	299	378	(471)	(48)	1,828	356	2,062
Ending balance	$9,770	$3,825	$3,799	$9,168	$3,466	$4,192	$921	$11,685	$466	$47,292

Nine months ended September 30, 2025
Beginning balance	$8,665	$6,824	$3,458	$7,330	$4,183	$3,596	$793	$12,705	$487	$48,041
Charge-offs	(2,215)	—	—	(597)	—	(162)	(27)	(12,739)	(1,200)	(16,940)
Recoveries	132	357	—	3	3	54	—	7,722	189	8,460
Provision (benefit)	3,188	(3,356)	341	2,432	(720)	704	155	3,997	990	7,731
Ending balance	$9,770	$3,825	$3,799	$9,168	$3,466	$4,192	$921	$11,685	$466	$47,292

The allowance for credit losses–loans was $48.0 million at September 30, 2026, compared with $47.3 million at September 30, 2025. The increase in the allowance for credit losses–loans was due to a combination of factors, including the impact of increases in loan outstandings and specific reserves, partially offset by decreases in loss rates and qualitative factors for pooled loans.

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

The following table represents the consolidated statements of financial condition classification of the Company’s right of use assets and lease liabilities (in thousands):

		September 30,	December 31,
	Balance Sheet Location	2026	2025
Operating Lease Right of Use Assets:
Gross carrying amount	Other assets	$41,572	$40,329
Accumulated amortization	Other assets	(12,708)	(11,263)
Net book value		$28,864	$29,066

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$31,449	$31,575

The weighted average remaining lease term for operating leases was 20.4 years at September 30, 2026 and the weighted-average discount rate used in the measurement of operating lease liabilities was 4.40%. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LEASES (Continued)

The following table represents lease costs, primarily included in occupancy and equipment expenses on the consolidated statement of operations, and other cash flow information (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Lease costs:
Operating lease costs	$810	$779	$2,441	$2,338
Variable lease costs (1)	122	155	366	376
Short-term lease cost	19	4	42	10
Sublease income	—	(35)	(22)	(104)
Net lease costs	$951	$903	$2,827	$2,620

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$805	$754	$2,401	$2,266
Right of use assets obtained in exchange for new operating lease liabilities	$—	$392	$1,243	$703

(1)
Variable lease costs primarily represent variable payments such as common area maintenance, insurance, taxes and utilities.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more, are as follows (in thousands):

Balance
Remaining three months ending December 31, 2026	$805
Year ending December 31, 2027	3,152
Year ending December 31, 2028	2,830
Year ending December 31, 2029	2,532
Year ending December 31, 2030	2,430
Thereafter	37,581
Total future minimum operating lease payments	49,330
Amounts representing interest	(17,881)
Present value of net future minimum operating lease payments	$31,449

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual goodwill impairment test as of October 1 each year. The Company did not identify any indication of goodwill impairment for any of its reporting units during the quarter ended September 30, 2026.

The carrying amount of goodwill totaled $58.1 million as of September 30, 2026 and December 31, 2025.

Other Intangible Assets

The Company’s other intangible assets that are amortized primarily relate to customer relationships. Changes in the gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Other intangibles:
Gross carrying amount	$7,243	$7,243
Accumulated amortization	(5,309)	(5,021)
Net book value	$1,934	$2,222

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Amortization expense for total other intangible assets was $94 thousand and $288 thousand for the three and nine months ended September 30, 2026 and $103 thousand and $315 thousand for the three and nine months ended September 30, 2025. The weighted average remaining amortization period for other intangibles was 10.5 years.

As of September 30, 2026, the estimated amortization expense of other intangible assets for the remainder of 2026 and each of the next five years is as follows (in thousands):

2026 (remainder of year)	$91
2027	343
2028	308
2029	272
2030	236
2031	200
Thereafter	484
Total	$1,934

(7.) OTHER ASSETS AND OTHER LIABILITIES

A summary of other assets and other liabilities as of the dates indicated are as follows (in thousands):

	September 30,	December 31,
	2026	2025
Other Assets:
Tax credit investments	$52,875	$60,809
Net deferred tax asset	51,482	42,597
Derivative instruments	42,078	29,117
Operating lease right of use assets	28,864	29,066
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	22,950	21,632
Accrued interest receivable	26,325	25,103
Other	51,400	59,409
Total other assets	$275,974	$267,733

Other Liabilities:
Collateral on derivative instruments	$41,980	$21,270
Derivative instruments	40,558	26,832
Operating lease right of use obligations	31,449	31,575
Accrued interest expense	19,889	21,436
Other	33,344	35,172
Total other liabilities	$167,220	$136,285

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

The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage its exposure to the variability in future cash flows at September 30, 2026 (dollars in thousands):

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts, respective fair values of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of September 30, 2026 and December 31, 2025 (in thousands):

			Asset derivatives			Liability derivatives
	Gross notional amount			Fair value			Fair value
	September 30, 2026	December 31, 2025	Balance Sheet Line Item	September 30, 2026	December 31, 2025	Balance Sheet Line Item	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Cash flow hedges	$50,000	$105,000	Other assets	$1,316	$2,188	Other liabilities	$—	$—
Total derivatives	$50,000	$105,000		$1,316	$2,188		$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$1,163,465	$1,257,516	Other assets	$40,456	$26,817	Other liabilities	$40,456	$26,819
Credit contracts	89,421	87,859	Other assets	—	—	Other liabilities	—	—
Mortgage banking	17,510	17,293	Other assets	306	112	Other liabilities	102	13
Total derivatives	$1,270,396	$1,362,668		$40,762	$26,929		$40,558	$26,832

(1)
The Company was holding collateral of $42.0 million and $21.3 million against its net obligations under these contracts at September 30, 2026 and December 31, 2025, respectively.

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and nine months ended September 30, 2026 and 2025 (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Line item of gain (loss) recognized in Statement of Operations	2026	2025	2026	2025
Undesignated derivatives:
Interest rate swaps	Income from derivative instruments, net	$8	$794	$756	$1,219
Credit contracts	Income from derivative instruments, net	—	—	—	137
Mortgage banking	Income from derivative instruments, net	98	53	107	80
Total undesignated		$106	$847	$863	$1,436

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three and nine months ended September 30, 2026 and 2025:

	Outstanding	Treasury	Issued
2026
Shares at December 31, 2025	19,797,407	902,149	20,699,556
Restricted stock units released	83,169	(83,169)	—
Treasury stock purchases	(194,206)	194,206	—
Shares at March 31, 2026	19,686,370	1,013,186	20,699,556
Restricted stock awards issued	15,384	(15,384)	—
Stock awards	2,020	(2,020)	—
Restricted stock units released	4,400	(4,400)	—
Treasury stock purchases	(1,814)	1,814	—
Shares at June 30, 2026	19,706,360	993,196	20,699,556
Restricted stock units released	1,850	(1,850)	—
Restricted stock forfeited	(641)	641	—
Treasury stock purchases	(186,544)	186,544	—
Shares at September 30, 2026	19,521,025	1,178,531	20,699,556

2025
Shares at December 31, 2024	20,076,572	622,984	20,699,556
Restricted stock awards issued	667	(667)	—
Stock awards	654	(654)	—
Restricted stock units released	50,270	(50,270)	—
Treasury stock purchases	(18,451)	18,451	—
Shares at March 31, 2025	20,109,712	589,844	20,699,556
Restricted stock awards issued	14,971	(14,971)	—
Stock awards	2,892	(2,892)	—
Shares at June 30, 2025	20,127,575	571,981	20,699,556
Restricted stock awards released	3,300	(3,300)	—
Treasury stock purchases	(1,242)	1,242	—
Shares at September 30, 2025	20,129,633	569,923	20,699,556

Share Repurchase Programs

In September 2025, the Company’s Board of Directors (the “Board”) authorized a share repurchase program, for up to 1,006,379 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares, which replaced and terminated the prior share repurchase program authorized by the Board in June 2022. Repurchased shares are recorded in treasury stock, at cost, which includes any applicable transaction costs. The repurchase program does not obligate the Company to purchase any shares and it may be extended, modified, or discontinued at any time. Under this program, the Company repurchased 185,833 common shares at an average price of $40.92 during the three months ended September 30, 2026, and 349,030 shares at an average price of $37.02 during the nine months ended September 30, 2026. As of September 30, 2026, 320,480 shares remain available for repurchase under this program.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the components of other comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2026
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(41,463)	$(10,622)	$(30,841)
Reclassification adjustment for net gains included in net income (1)	8	2	6
Total securities available for sale and transferred securities	(41,455)	(10,620)	(30,835)
Hedging derivative instruments:
Change in unrealized gain during the period	(347)	(89)	(258)
Pension obligations:
Amortization of prior service credit included in income	(134)	(34)	(100)
Amortization of net actuarial loss included in income	172	44	128
Total pension obligations	38	10	28
Other comprehensive loss	$(41,764)	$(10,699)	$(31,065)
Nine months ended September 30, 2026
Securities available for sale and transferred securities:
Change in unrealized loss during the period	$(54,629)	$(13,996)	$(40,633)
Reclassification adjustment for net gains included in net income (1)	(302)	(77)	(225)
Total securities available for sale and transferred securities	(54,931)	(14,073)	(40,858)
Hedging derivative instruments:
Change in unrealized gain during the period	(822)	(211)	(611)
Pension obligations:
Amortization of prior service credit included in income	(402)	(103)	(299)
Amortization of net actuarial loss included in income	516	132	384
Total pension obligations	114	29	85
Other comprehensive loss	$(55,639)	$(14,255)	$(41,384)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Hedging Derivative Instruments	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive (Loss) Income
Three months ended September 30, 2026
Balance at beginning of period	$976	$(36,628)	$(7,697)	$(43,349)
Other comprehensive (loss) income before reclassifications	(258)	(30,841)	—	(31,099)
Amounts reclassified from accumulated other comprehensive income	—	6	28	34
Net current period other comprehensive (loss) income	(258)	(30,835)	28	(31,065)
Balance at end of period	$718	$(67,463)	$(7,669)	$(74,414)
Nine months ended September 30, 2026
Balance at beginning of period	$1,329	$(26,605)	$(7,754)	$(33,030)
Other comprehensive (loss) income before reclassifications	(611)	(40,633)	—	(41,244)
Amounts reclassified from accumulated other comprehensive income	—	(225)	85	(140)
Net current period other comprehensive (loss) income	(611)	(40,858)	85	(41,384)
Balance at end of period	$718	$(67,463)	$(7,669)	$(74,414)

Three months ended September 30, 2025
Balance at beginning of period	$2,036	$(34,703)	$(9,547)	$(42,214)
Other comprehensive income (loss) before reclassifications	(363)	6,230	—	5,867
Amounts reclassified from accumulated other comprehensive income	—	(515)	104	(411)
Net current period other comprehensive (loss) income	(363)	5,715	104	5,456
Balance at end of period	$1,673	$(28,988)	$(9,443)	$(36,758)
Nine months ended September 30, 2025
Balance at beginning of period	$3,085	$(45,935)	$(9,754)	$(52,604)
Other comprehensive (loss) income before reclassifications	(1,412)	17,447	—	16,035
Amounts reclassified from accumulated other comprehensive income	—	(500)	311	(189)
Net current period other comprehensive (loss) income	(1,412)	16,947	311	15,846
Balance at end of period	$1,673	$(28,988)	$(9,443)	$(36,758)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statement of Operations
	Three months ended September 30,
	2026	2025
Realized gain on sale of investment securities	$—	$703	Net gain on investment securities
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	(8)	(11)	Interest income
	(8)	692	Total before tax
	2	(177)	Income tax expense
	(6)	515	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	134	134	Salaries and employee benefits
Net actuarial losses (1)	(172)	(274)	Salaries and employee benefits
	(38)	(140)	Total before tax
	10	36	Income tax benefit
	(28)	(104)	Net of tax
Total reclassified for the period	$(34)	$411
	Nine months ended
	September 30,
	2026	2025
Realized gain on sale of investment securities	$328	$706	Net gain on investment securities
Amortization of unrealized holding gain on investment securities transferred from available for sale to held to maturity	$(26)	$(34)	Interest income
	302	672	Total before tax
	(77)	(172)	Income tax expense
	225	500	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	402	402	Salaries and employee benefits
Net actuarial losses (1)	(516)	(822)	Salaries and employee benefits
	(114)	(420)	Total before tax
	29	109	Income tax benefit
	(85)	(311)	Net of tax
Total reclassified for the period	$140	$189

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

The Company granted restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), and performance-based restricted stock units (“PSUs”) during the nine months ended September 30, 2026 as follows:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
RSAs	15,384	$35.10
RSUs	98,180	$28.08
PSUs	39,048	$27.52

The grant-date fair value for the RSAs granted to the directors during the nine months ended September 30, 2026 was equal to the closing market price of our common stock on the date of grant, and will vest on the day before the 2027 annual shareholders’ meeting. The grant-date fair value for the RSUs and PSUs granted during the nine months ended September 30, 2026 was equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares. The RSUs and PSUs granted during the nine months ended September 30, 2026 will generally vest on the third anniversary of the grant date assuming the recipient’s continuous service to the Company. Restricted stock awards granted to the directors and RSUs and PSUs granted to employees do not have rights to dividends or dividend equivalents.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Salaries and employee benefits	$887	$708	$2,682	$1,874
Other noninterest expense	60	48	438	342
Total share-based compensation expense	$947	$756	$3,120	$2,216

Income tax benefit realized for compensation costs	$652	$112	$831	$485

At September 30, 2026, there was $6.5 million of unrecognized compensation expense related to unvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted average period of 1.86 years.

(12.) EMPLOYEE BENEFIT PLANS

The Company participates in a non-contributory defined benefit pension plan for certain employees who meet participation requirements. The components of the Company’s net periodic benefit expense for its pension obligations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Service cost	$440	$421	$1,320	$1,265
Interest cost on projected benefit obligation	878	888	2,634	2,664
Expected return on plan assets	(862)	(849)	(2,856)	(2,547)
Amortization of unrecognized prior service credit	(134)	(134)	(402)	(402)
Amortization of unrecognized net actuarial loss	172	274	516	822
Net periodic benefit expense	$494	$600	$1,212	$1,802

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) EMPLOYEE BENEFIT PLANS (Continued)

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

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Commitments to extend credit	$1,367,127	$1,395,340
Standby letters of credit	21,334	20,504

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

Unfunded Commitments

At September 30, 2026 and December 31, 2025, the allowance for credit losses for unfunded commitments totaled $3.7 million and $5.5 million, respectively, and was included in other liabilities on the Company’s consolidated statements of financial condition. The credit loss for unfunded commitments was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Credit loss (benefit) for unfunded commitments	$(663)	$670	$(1,804)	$491

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2026
Measured on a recurring basis:
Securities available for sale:
U.S. Treasury bills	$—	$124,525	$—	$124,525
Mortgage-backed securities	—	773,465	—	773,465
Other debt securities	—	60,249	—	60,249
Other assets:
Hedging derivative instruments	—	1,316	—	1,316
Fair value adjusted through comprehensive income	$—	$959,555	$—	$959,555
Other assets:
Derivative instruments – interest rate swaps	—	40,456	—	40,456
Derivative instruments – mortgage banking	—	306	—	306
Other liabilities:
Derivative instruments – interest rate swaps	—	(40,456)	—	(40,456)
Derivative instruments – mortgage banking	—	(102)	—	(102)
Fair value adjusted through net income	$—	$204	$—	$204
Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,913	$—	$1,913
Collateral dependent loans	—	—	64,421	64,421
Other assets:
Long-lived assets held for sale	—	—	—	—
Loan servicing rights	—	—	2,024	2,024
Other real estate owned	—	—	3,544	3,544
Total	$—	$1,913	$69,989	$71,902

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2026. There were no liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2026 and 2025.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2026 (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent loans	$64,421	Appraisal of collateral (1)	Appraisal adjustments (2)	17.2% (3) / 0 - 75.0%
Loan servicing rights	$2,024	Discounted cash flow	Discount rate	10.7% (3)
			Constant prepayment rate	11.8% (3)
Other real estate owned	$3,544	Appraisal of collateral (1)	Appraisal adjustments (2)	33.0 - 64.8%

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the nine months ended September 30, 2026 and 2025.

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

	Level in Fair Value Measurement Hierarchy	September 30, 2026		December 31, 2025
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$102,883	$102,883	$108,751	$108,751
Securities available for sale	Level 2	958,239	958,239	922,472	922,472
Securities held to maturity, net	Level 2	76,519	64,001	84,708	76,256
Loans held for sale	Level 2	1,913	1,913	3,365	3,365
Loans	Level 2	4,743,392	4,632,221	4,564,939	4,492,272
Loans (1)	Level 3	64,421	64,421	45,541	45,541
Long-lived assets held for sale	Level 3	—	—	264	264
Accrued interest receivable	Level 1	26,325	26,325	25,103	25,103
Derivative instruments–cash flow hedges	Level 2	1,316	1,316	2,188	2,188
Derivative instruments–interest rate products	Level 2	40,456	40,456	26,817	26,817
Derivative instruments–mortgage banking	Level 2	306	306	112	112
FHLB and FRB stock	Level 2	22,950	22,950	21,632	21,632
Financial liabilities:
Non-maturity deposits	Level 1	3,765,940	3,765,940	3,519,848	3,519,848
Time deposits	Level 2	1,708,996	1,698,260	1,686,500	1,683,492
Short-term borrowings	Level 1	167,000	167,000	109,000	109,000
Long-term borrowings	Level 2	78,768	89,792	193,653	227,081
Accrued interest payable	Level 1	19,889	19,889	21,436	21,436
Derivative instruments–interest rate products	Level 2	40,456	40,456	26,819	26,819
Derivative instruments–mortgage banking	Level 2	102	102	13	13

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(15.) SEGMENT REPORTING (Continued)

The following table presents balance sheet information of the Company’s segment as of the periods indicated (in thousands).

	September 30, 2026	December 31, 2025
Segment assets
Goodwill	$48,536	$48,536
Total segment assets	$6,469,043	$6,235,223
Reconciliation of consolidated total assets:
Goodwill - Courier Capital	9,585	9,585
Intangible assets, net - Courier Capital	1,934	2,222
Other assets	26,357	27,110
Consolidated total assets	$6,506,919	$6,274,140

The following table presents information regarding the Company’s segment for the periods indicated (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income	$85,003	$84,422	$249,642	$248,340
Interest expense	29,338	31,555	85,656	97,375
Segment net interest income	55,665	52,867	163,986	150,965
Noninterest income	7,753	9,330	23,520	24,968
Segment noninterest expense	33,252	32,886	97,724	95,866
Income before provision for credit losses and income taxes	30,166	29,311	89,782	80,067
Provision for credit losses	(3,879)	(2,732)	(9,226)	(8,222)
Income before income taxes	26,287	26,579	80,556	71,845
Income tax expense	(4,569)	(5,203)	(14,257)	(13,532)
Segment net income	$21,718	$21,376	$66,299	$58,313

Reconciliation of consolidated net interest income:
Interest expense (1)	1,374	1,078	4,341	3,190
Consolidated net interest income	54,291	51,789	159,645	147,775

Reconciliation of consolidated net income:
Investment advisory income (2)	3,287	2,978	9,527	8,527
Other fees and income	(583)	(252)	(963)	(449)
Other noninterest expense	(3,570)	(2,989)	(10,298)	(9,376)
Income before income tax benefit	19,478	20,035	60,224	53,825
Income tax benefit	513	442	1,936	1,062
Consolidated net income	$19,991	$20,477	$62,160	$54,887

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Summary of 2026 Third Quarter Results

Net income decreased $486 thousand to $20.0 million for the third quarter of 2026 compared to $20.5 million for the third quarter of 2025. Net income available to common shareholders for the third quarter of 2026 was $19.6 million, or $0.99 per diluted share, compared with $20.1 million, or $0.99 per diluted share, for the third quarter of 2025.

Net interest income totaled $54.3 million in the third quarter of 2026, an increase of $2.5 million compared to $51.8 million in the third quarter of 2025. Average interest-earning assets for the third quarter of 2026 were $180.7 million higher than the third quarter of 2025 primarily due to a $228.2 million increase in the average balance of loans, partially offset by a $43.2 million decrease in average investment securities and a $4.3 million decrease in the average balance of Federal Reserve interest-earning cash. Average interest-bearing liabilities for the third quarter of 2026 were $135.5 million higher than the third quarter of 2025 primarily due to a $159.4 million increase in the average balance of total deposits, and a $12.3 million increase in average short-term borrowings, partially offset by a $37.2 million decrease in average long-term borrowings.

Net interest margin expanded to 3.70% for the third quarter of 2026 compared to 3.65% for the third quarter of 2025. The cost of interest-bearing liabilities was 2.67%, reflecting a decrease of 25 basis points from the third quarter of 2025, while the yield on interest-earning assets was 5.79% for the third quarter of 2026, compared to 5.93% for the third quarter of 2025.

The provision for credit losses was $3.9 million in the third quarter of 2026 compared to $2.7 million in the third quarter of 2025. Net charge-offs during the recent quarter were $4.0 million, representing 0.33% of average loans on an annualized basis, compared to $2.1 million, or an annualized 0.18% of average loans, in the third quarter of 2025. See the “Provision for Credit Losses,” “Allowance for Credit Losses–Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the provision for credit losses and net charge-offs.

Noninterest income totaled $10.5 million in the third quarter of 2026, compared to $12.1 million in the third quarter of 2025. The 13.3% decrease was primarily due to decreased income from derivative instruments, net, or swap fees, and lower income from investments in limited partnerships. Noninterest income for the third quarter of 2025 includes a gain on sale of investment securities of $703 thousand. Refer to the “Noninterest Income” section of this Management’s Discussion and Analysis for further discussion regarding these variances.

Noninterest expense was $36.8 million in the third quarter of 2026, compared to $35.9 million in the third quarter of 2025. Refer to the “Noninterest Expense” section of this Management’s Discussion and Analysis for further discussion regarding these variances.

Our efficiency ratio was 56.84% for the third quarter of 2026, compared to 56.78% for the third quarter of 2025, reflecting our focus on sustained profitability.

The regulatory Tier 1 Capital Ratio of the Company was 11.68% and 11.43%, respectively, and Total Risk-Based Capital Ratio was 14.07% and 14.90%, respectively, at September 30, 2026 and December 31, 2025. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue, comprising approximately 84% of revenue during the third quarter of 2026 and 81% of revenue during the third quarter of 2025. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reconciles interest income per the consolidated statements of operations to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income per consolidated statements of operations	$85,003	$84,422	$249,642	$248,340
Adjustment to fully taxable equivalent basis	37	49	119	163
Interest income adjusted to a fully taxable equivalent basis	85,040	84,471	249,761	248,503
Interest expense per consolidated statements of operations	30,712	32,633	89,997	100,565
Net interest income on a taxable equivalent basis	$54,328	$51,838	$159,764	$147,938

Analysis of Net Interest Income and Net Interest Margin for the Three Months Ended September 30, 2026 and 2025

Net interest income on a taxable equivalent basis for the third quarter of 2026, was $54.3 million, an increase of $2.5 million versus the comparable quarter last year of $51.8 million. Net interest margin for the third quarter of 2026 was 3.70%, 5-basis points higher than 3.65% for the same period in 2025. This increase was a function of an 11-basis points increase in the net interest spread, partially offset by a 6-basis point lower contribution from net free funds. The increase in interest rate spread was comprised of a 25-basis points decrease in the average cost of interest-bearing liabilities, partially offset by a 14-basis points decrease in the average yield of interest-earning assets.

For the third quarter of 2026, the average yield on average interest earning assets of 5.79% was 14-basis points lower than the third quarter of 2025 of 5.93%, resulting in a $2.4 million decrease in net interest income. The average loan yield decreased 21-basis points during the third quarter of 2026 to 6.08% from 6.29% for the third quarter of 2025, decreasing net interest income $2.3 million.

Average interest-earning assets were $5.84 billion for the third quarter of 2026 compared to $5.66 billion for the third quarter of 2025, an increase of $180.7 million, resulting in a $2.9 million increase in net interest income. The increase was primarily due to an increase of average loans of $228.2 million from $4.57 billion for the third quarter of 2025 to $4.79 billion for the third quarter of 2026, partially offset by a decrease in average investment securities of $43.2 million from $1.06 billion for the third quarter of 2025 to $1.02 billion for the third quarter of 2026, and a $4.3 million decrease in average Federal Reserve interest-earning cash. Average loans comprised 82% of average interest-earning assets during the third quarter of 2026 compared to 81% during the third quarter of 2025. The increase in average loans was primarily due to organic growth in commercial mortgages and resulted in a $3.4 million increase in interest income, while the decrease in average investment securities of $43.2 million, resulted in a $473 thousand decrease in interest income.

For the third quarter of 2026, the cost of average interest-bearing liabilities of 2.67% was 25-basis points lower than the third quarter of 2025 of 2.92%, resulting in a $2.6 million decrease in interest expense. The average cost of interest-bearing deposits of 2.59% was 27-basis points lower than the third quarter of 2025, primarily due to the continued repricing of deposits at lower rates, which decreased interest expense by $3.0 million. The average cost of total borrowings increased 35-basis points to 4.33% in the third quarter of 2026, compared to 3.98% in the third quarter of 2025, which increased interest expense $431 thousand.

Average interest-bearing liabilities were $4.57 billion for the third quarter of 2026, compared to $4.44 billion for the third quarter of 2025, an increase of $135.5 million, resulting in a $697 thousand increase to interest expense. On average, interest-bearing deposits increased $159.4 million from $4.21 billion for the third quarter of 2025 to $4.37 billion for the current quarter, and noninterest-bearing demand deposits (a principal component of net free funds) decreased $1.6 million to $958.5 million for the third quarter of 2026 and resulted in a $1.2 million increase in interest expense. The increase in average interest-bearing deposits reflected growth across all deposit types. For further discussion of deposits, refer to the “Funding Activities–Deposits” section of this Management’s Discussion and Analysis. On average, total borrowings decreased $23.9 million, resulting in a $494 thousand decrease to interest expense.

Analysis of Net Interest Income and Net Interest Margin for the Nine Months Ended September 30, 2026 and 2025

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2026, was $159.8 million, an increase of $11.8 million versus the comparable period in 2025 of $147.9 million. Net interest margin for the nine months ended September 30, 2026 was 3.69%, 19-basis points higher than 3.50% for the same period in 2025. This increase was a function of a 26-basis points increase in the net interest spread, partially offset by a 7-basis point lower contribution from net free funds. The increase in interest rate spread was comprised of a 36-basis points decrease in the average cost of interest-bearing liabilities, partially offset by a 10-basis points decrease in the average yield of interest-earning assets.

For the nine months ended September 30, 2026, the average yield on average interest earning assets of 5.77% was 10-basis points lower than the nine months ended September 30, 2025 of 5.87%. The average loan yield decreased 18-basis points to 6.07% for the nine months ended September 30, 2026 from 6.25% for the same period in 2025, decreasing net interest income $5.8 million. The average yield on investment securities for the nine months ended September 30, 2026 increased 12-basis points from the comparable period in 2025, which increased interest income $893 thousand, while the average yield on Federal Reserve interest-earning cash decreased 59-basis points during the nine months ended September 30, 2026 to 3.73%, decreasing interest income by $188 thousand.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Average interest-earning assets were $5.78 billion for the nine months ended September 30, 2026 compared to $5.65 billion for the nine months ended September 30, 2025, an increase of $129.9 million. The increase was primarily due to an increase of average loans of $171.1 million to $4.70 billion for the nine months ended September 30, 2026 from $4.53 billion for the nine months ended September 30, 2025, partially offset by a decrease in average investment securities of $22.5 million from $1.07 billion for the nine months ended September 30, 2025 to $1.05 billion for the nine months ended September 30, 2026, and an $18.7 million decrease in average Federal Reserve interest-earning cash. Average loans comprised 81% of average interest-earning assets during the nine months ended September 30, 2026 compared to 80% during the nine months ended September 30, 2025. The increase in average loans was primarily due to organic growth in commercial mortgages and resulted in a $7.6 million increase in interest income, while the decreases in average investment securities and average Federal Reserve interest-earning cash resulted in decreases to interest income of $686 thousand and $543 thousand, respectively.

For the nine months ended September 30, 2026, the average cost of interest-bearing liabilities of 2.64% was 36-basis points lower than the nine months ended September 30, 2025 of 3.00%. The average cost of interest-bearing deposits of 2.56% was 39-basis points lower than the nine months ended September 30, 2025, primarily due to the continued repricing of deposits at lower rates, which decreased interest expense by $13.4 million. The average cost of total borrowings increased 53-basis points to 4.40% in the nine months ended September 30, 2026, compared to 3.87% in the nine months ended September 30, 2025, which increased interest expense $1.6 million.

Average interest-bearing liabilities of $4.55 billion for the nine months ended September 30, 2026 were $61.6 million higher than the nine months ended September 30, 2025. On average, interest-bearing deposits increased $73.3 million from $4.27 billion for the nine months ended September 30, 2025 to $4.34 billion for the nine months ended September 30, 2026, and noninterest-bearing demand deposits (a principal component of net free funds) increased $14.2 million to $951.1 million for the nine months ended September 30, 2026, and resulted in a $2.4 million increase in interest expense. The increase in average interest-bearing deposits was primarily due to an increase in average time deposits. For further discussion of deposits, refer to the “Funding Activities–Deposits” section of this Management’s Discussion and Analysis. On average, total borrowings decreased $11.8 million, resulting in a $1.1 million decrease to interest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (dollars in thousands). Average balances were derived from daily balances.

	Three months ended September 30,
	2026			2025
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$27,120	$253	3.71%	$31,461	$344	4.34%
Investment securities (1):
Taxable	996,457	11,149	4.48	1,034,914	11,565	4.47
Tax-exempt (2)	19,586	177	3.61	24,330	224	3.68
Total investment securities	1,016,043	11,326	4.46	1,059,244	11,789	4.45
Loans:
Commercial business	762,740	12,249	6.37	726,315	12,657	6.91
Commercial mortgage	2,485,369	38,598	6.16	2,239,666	36,220	6.42
Residential real estate loans	662,283	7,422	4.48	648,642	6,994	4.31
Residential real estate lines	76,598	1,259	6.53	75,774	1,369	7.17
Consumer indirect	775,732	13,241	6.77	838,026	14,297	6.77
Other consumer	31,650	692	8.68	37,741	801	8.42
Total loans (4)	4,794,372	73,461	6.08	4,566,164	72,338	6.29
Total interest-earning assets	5,837,535	85,040	5.79	5,656,869	84,471	5.93
Less: Allowance for credit losses	(47,497)			(47,934)
Other noninterest-earning assets	522,564			550,951
Total assets	$6,312,602			$6,159,886
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$691,497	$1,867	1.07%	$687,978	$1,898	1.09%
Savings and money market	1,977,954	11,930	2.39	1,881,445	12,416	2.62
Time deposits	1,702,746	14,721	3.43	1,643,342	16,062	3.88
Total interest-bearing deposits	4,372,197	28,518	2.59	4,212,765	30,376	2.86
Short-term borrowings	122,337	820	2.66	110,011	668	2.41
Long-term borrowings	78,732	1,374	6.98	114,976	1,589	5.53
Total borrowings	201,069	2,194	4.33	224,987	2,257	3.98
Total interest-bearing liabilities	4,573,266	30,712	2.67	4,437,752	32,633	2.92
Noninterest-bearing demand deposits	958,502			960,089
Other noninterest-bearing liabilities	137,126			151,734
Shareholders’ equity	643,708			610,311
Total liabilities and shareholders’ equity	$6,312,602			$6,159,886
Net interest income (tax-equivalent)		$54,328			$51,838
Interest rate spread			3.12%			3.01%
Net interest-earning assets	$1,264,269			$1,219,117
Net interest margin (tax-equivalent)			3.70%			3.65%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.64%			127.47%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	Three months ended September 30,
	2026	2025
Commercial business	$(48)	$(38)
Commercial mortgage	696	763
Residential real estate loans	(420)	(406)
Residential real estate lines	(92)	(89)
Consumer indirect	(946)	(862)
Other consumer	4	12
Total	$(806)	$(620)

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2026			2025
	Average Balance	Interest	Average Rate (3)	Average Balance	Interest	Average Rate (3)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$28,566	$797	3.73%	$47,271	$1,528	4.32%
Investment securities (1):
Taxable	1,028,590	34,604	4.49	1,041,795	34,190	4.37
Tax-exempt (2)	20,953	564	3.58	30,282	771	3.39
Total investment securities	1,049,543	35,168	4.47	1,072,077	34,961	4.35
Loans:
Commercial business	748,647	35,716	6.38	708,298	36,739	6.93
Commercial mortgage	2,407,298	110,528	6.14	2,221,845	106,381	6.40
Residential real estate loans	657,336	21,861	4.43	646,891	20,614	4.25
Residential real estate lines	75,222	3,658	6.50	75,168	4,023	7.16
Consumer indirect	783,321	39,848	6.80	841,830	41,817	6.64
Other consumer	33,137	2,185	8.81	39,802	2,440	8.20
Total loans (4)	4,704,961	213,796	6.07	4,533,834	212,014	6.25
Total interest-earning assets	5,783,070	249,761	5.77	5,653,182	248,503	5.87
Less: Allowance for credit losses	(47,093)			(48,773)
Other noninterest-earning assets	534,986			594,280
Total assets	$6,270,963			$6,198,689
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$703,121	$5,586	1.06%	$721,179	$6,226	1.15%
Savings and money market	1,954,029	34,193	2.34	1,936,765	38,784	2.68
Time deposits	1,687,635	43,494	3.45	1,613,532	49,305	4.09
Total interest-bearing deposits	4,344,785	83,273	2.56	4,271,476	94,315	2.95
Short-term borrowings	118,654	2,278	2.57	97,165	1,545	2.13
Long-term borrowings	85,489	4,446	6.93	118,737	4,705	5.28
Total borrowings	204,143	6,724	4.40	215,902	6,250	3.87
Total interest-bearing liabilities	4,548,928	89,997	2.64	4,487,378	100,565	3.00
Noninterest-bearing demand deposits	951,090			936,854
Other noninterest-bearing liabilities	132,268			178,897
Shareholders’ equity	638,677			595,560
Total liabilities and shareholders’ equity	$6,270,963			$6,198,689
Net interest income (tax-equivalent)		$159,764			$147,938
Interest rate spread			3.13%			2.87%
Net earning assets	$1,234,142			$1,165,804
Net interest margin (tax-equivalent)			3.69%			3.50%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.13%			125.98%

(1) Investment securities are shown at amortized cost.

(2) The interest on tax-exempt securities is calculated on a tax-equivalent basis assuming a federal income tax rate of 21%.

(3) Annualized.

(4) Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Net deferred loan fees (costs) included in interest income were as follows (in thousands):

	Nine months ended September 30,
	2026	2025
Commercial business	$(43)	$(3)
Commercial mortgage	2,266	1,991
Residential real estate loans	(1,142)	(1,197)
Residential real estate lines	(271)	(274)
Consumer indirect	(2,748)	(2,612)
Other consumer	9	35
Total	$(1,929)	$(2,060)

The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this report.

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

	Three months ended September 30, 2026 vs. 2025			Nine months ended September 30, 2026 vs. 2025
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(44)	$(47)	$(91)	$(543)	$(188)	$(731)
Investment securities:
Taxable	(430)	14	(416)	(437)	851	414
Tax-exempt	(43)	(4)	(47)	(249)	42	(207)
Total investment securities	(473)	10	(463)	(686)	893	207
Loans:
Commercial business	615	(1,023)	(408)	2,023	(3,046)	(1,023)
Commercial mortgage	3,858	(1,480)	2,378	8,635	(4,488)	4,147
Residential real estate loans	149	279	428	337	910	1,247
Residential real estate lines	15	(125)	(110)	3	(368)	(365)
Consumer indirect	(1,063)	7	(1,056)	(2,958)	989	(1,969)
Other consumer	(132)	23	(109)	(430)	175	(255)
Total loans	3,442	(2,319)	1,123	7,610	(5,828)	1,782
Total interest income	2,925	(2,356)	569	6,381	(5,123)	1,258
Interest expense:
Deposits:
Interest-bearing demand	10	(41)	(31)	(153)	(487)	(640)
Savings and money market	616	(1,102)	(486)	343	(4,934)	(4,591)
Time deposits	565	(1,906)	(1,341)	2,184	(7,995)	(5,811)
Total interest-bearing deposits	1,191	(3,049)	(1,858)	2,374	(13,416)	(11,042)
Short-term borrowings	79	73	152	379	354	733
Long-term borrowings	(573)	358	(215)	(1,512)	1,253	(259)
Total borrowings	(494)	431	(63)	(1,133)	1,607	474
Total interest expense	697	(2,618)	(1,921)	1,241	(11,809)	(10,568)
Net interest income	$2,228	$262	$2,490	$5,140	$6,686	$11,826

Provision for Credit Losses

The table below presents the composition of the provision for credit losses for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Provision for credit losses – loans	$4,542	$2,062	$11,030	$7,731
Credit loss (benefit) provision for unfunded commitments	(663)	670	(1,804)	491
Credit loss (benefit) for debt securities	—	—	—	—
Provision for credit losses	$3,879	$2,732	$9,226	$8,222

The provision for credit losses for the three and nine months ended September 30, 2026 reflects the impact of higher net charge-off levels in the current year period and fluctuations in the provision for unfunded commitments.

See the “Allowance for Credit Losses–Loans” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Service charges on deposits	$1,117	$1,137	$3,244	$3,278
Card interchange income	2,071	2,006	6,026	5,783
Investment advisory	3,343	3,023	9,691	8,645
Company owned life insurance	2,932	2,849	8,588	8,591
Investments in limited partnerships	(274)	223	(190)	945
Loan servicing	189	181	541	484
Income from derivative instruments, net	106	847	863	1,436
Net gain on sale of loans held for sale	185	285	491	542
Net gain on sale of investment securities	—	703	328	706
Net loss on other assets	—	(281)	(454)	(281)
Net loss on tax credit investments	(451)	(513)	(1,253)	(1,539)
Other	1,239	1,596	4,209	4,456
Total noninterest income	$10,457	$12,056	$32,084	$33,046

Total noninterest income decreased $1.6 million, or 13%, for the third quarter of 2026, compared to the third quarter of 2025. For the nine months ended September 30, 2026, total noninterest income decreased $962 thousand, or 3%, compared to the nine months ended September 30, 2025. Details on select categories with notable variances follows.

Investment advisory income of $3.3 million for the third quarter of 2026 increased $320 thousand, or 11%, compared to $3.0 million for the third quarter of 2025. Investment advisory income for the nine months ended September 30, 2026 increased $1.0 million to $9.7 million, compared to $8.6 million for the nine months ended September 30, 2025. The increase for both periods reflected new business and market-driven gains, as Courier Capital’s assets under management continued to exceed $4.0 billion as of September 30, 2026.

A loss on investments in limited partnerships of $274 thousand and $190 thousand was recognized for the third quarter of 2026 and nine months ended September 30, 2026, respectively, compared to income of $223 thousand and $945 thousand, for the comparable periods in 2025, respectively. Income from our investments in limited partnerships fluctuates based on the maturity and performance of the underlying investments.

Income from derivative instruments, net, which is based on the number and value of interest rate swap transactions executed during the period, decreased $741 thousand and $573 thousand, for the third quarter of 2026 and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.

The net loss on other assets of $454 thousand for the nine months ended September 30, 2026 included the net loss on the write-down of two branch locations that were moved to held for sale in the first quarter of 2026.

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Salaries and employee benefits	$19,655	$18,522	$57,421	$53,490
Occupancy and equipment	4,162	3,814	11,968	11,386
Professional services	1,475	1,688	4,088	4,830
Computer and data processing	5,626	5,789	17,349	17,155
FDIC assessments	1,068	1,227	3,041	4,086
Advertising and promotions	443	491	1,559	1,328
Amortization of intangibles	94	103	288	315
Deposit-related charged-off items expense	208	144	443	83
Other	4,091	4,097	11,865	12,569
Total noninterest expense	$36,822	$35,875	$108,022	$105,242

MANAGEMENT'S DISCUSSION AND ANALYSIS

Total noninterest expense of $36.8 million for the third quarter of 2026 and $108.0 million for the nine months ended September 30, 2026, increased 3%, compared to the same periods in 2025. Details on select categories with notable variances follows.

Salaries and employee benefits expense increased $1.1 million, or 6%, to $19.7 million for the third quarter of 2026, compared to $18.5 million for the third quarter of 2025. For the first nine months of 2026, salaries and employee benefit expense increased $3.9 million, or 7%, to $57.4 million, compared to $53.5 million for the nine months ended September 30, 2025. The increases in both periods reflected a combination of factors, including annual merit increases, higher incentive compensation and investments in personnel.

FDIC assessments expense decreased $159 thousand, or 13%, to $1.1 million for the third quarter of 2026, compared to $1.2 million for the third quarter of 2025, and decreased $1.0 million, or 26%, for the first nine months of 2026 to $3.0 million from $4.1 million for the comparable period of 2025. FDIC assessment expense was higher for both periods in 2025, reflecting the impact of the deposit-related fraud loss we experienced in March 2024.

Our efficiency ratio for the third quarter of 2026 was 56.84%, compared with 56.78% for the third quarter of 2025, and our efficiency ratio for the nine months ended September 30, 2026 was 56.40%, compared with 58.38% for the comparable period in 2025. The efficiency ratio is calculated by dividing total noninterest expense by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The efficiency ratio, a banking industry financial measure, is not required by GAAP. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to noninterest expense control. Management also believes such information is useful to investors in evaluating Company performance.

Income Taxes

For the third quarter of 2026, we recorded income tax expense of $4.1 million, compared to $4.8 million for the third quarter of 2025, and $12.3 million for the nine months ended September 30, 2026, compared to $12.5 million for the nine months ended September 30, 2025. In the third quarter of 2026, we recognized federal and state tax benefits related to tax credit investments placed in service and/or amortized during the period resulting in a reduction in income tax expense of $1.0 million, compared to $1.1 million for the same period in the prior year. The first nine months of 2026 and 2025 also included related tax credit benefits of $2.1 million and $3.3 million, respectively.

Our effective tax rate for the third quarter of 2026 was 16.9%, versus 18.9%, for the third quarter of 2025, and 16.5% for the nine months ended September 30, 2026, compared to 18.5% for the nine months ended September 30, 2025. The effective tax rate typically fluctuates on a quarterly basis primarily due to the level of pre-tax earnings, and may differ from statutory rates due to the impact of items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities, earnings on company owned life insurance and the impact of tax credit investments. In addition, our effective tax rates for 2026 and 2025 reflect the New York State tax benefit generated by our real estate investment trust.

MANAGEMENT'S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table summarizes the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury bills	$124,534	$124,525	$—	$—
Mortgage-backed securities:
Residential:
Federal National Mortgage Association	183,797	171,041	204,864	204,923
Federal Home Loan Mortgage Corporation	220,925	194,380	257,026	244,752
Government National Mortgage Association	9,485	8,775	11,008	10,893
Commercial:
Federal National Mortgage Association	5,072	4,743	5,089	5,151
Collateralized mortgage obligations:
Residential:
Federal National Mortgage Association	34,284	32,359	25,153	24,364
Federal Home Loan Mortgage Corporation	36,575	33,220	25,037	23,042
Government National Mortgage Association	59,036	57,489	66,928	68,026
Commercial:
Government National Mortgage Association	314,107	271,458	318,429	296,480
Total collateralized mortgage obligations	444,002	394,526	435,547	411,912
Total mortgage-backed securities	863,281	773,465	913,534	877,631
Other debt securities	61,053	60,249	44,608	44,841
Total available for sale securities	$1,048,868	$958,239	$958,142	$922,472
Securities held to maturity:
U.S. Government agencies and government sponsored enterprises	$6,926	$6,512	$6,813	$6,689
State and political subdivisions	29,437	22,902	32,829	28,280
Mortgage-backed securities:
Residential:
Federal National Mortgage Association	3,598	3,030	3,714	3,385
Federal Home Loan Mortgage Corporation	2,405	1,940	2,601	2,268
Government National Mortgage Association	14,506	12,053	16,004	14,475
Commercial:
Federal National Mortgage Association	954	931	973	966
Federal Home Loan Mortgage Corporation	3,992	3,164	3,992	3,306
Collateralized mortgage obligations:
Residential:
Federal National Mortgage Association	4,996	4,501	5,912	5,546
Federal Home Loan Mortgage Corporation	7,049	6,523	8,774	8,388
Government National Mortgage Association	2,128	1,928	2,486	2,351
Commercial:
Federal Home Loan Mortgage Corporation	530	517	612	602
Total collateralized mortgage obligations	14,703	13,469	17,784	16,887
Total mortgage-backed securities	40,158	34,587	45,068	41,287
Total held to maturity securities	76,521	$64,001	84,710	$76,256
Allowance for credit losses–securities	(2)		(2)
Total held to maturity securities, net	$76,519		$84,708

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our available for sale (“AFS”) investment securities portfolio increased $35.8 million from $922.5 million at December 31, 2025 to $958.2 million at September 30, 2026. The AFS portfolio had a net unrealized loss of $90.6 million at September 30, 2026, which consisted of a $90.9 million unrealized loss and a $312 thousand unrealized gain, compared to a net unrealized loss of $35.7 million at December 31, 2025, which consisted of a $46.3 million unrealized loss and a $10.6 million unrealized gain. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Agency Mortgage-backed Securities

All of the mortgage-backed securities held by us as of September 30, 2026, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

As of September 30, 2026, there were 81 Agency MBS securities in the AFS portfolio with an aggregate fair value of $773.4 million that were in an unrealized loss position with unrealized losses totaling $89.8 million. Of these, 40 were Agency MBS in an unrealized loss position for 12 months or longer and had an aggregate fair value of $253.3 million and unrealized losses of $63.6 million, while 41 were in an unrealized loss position for less than 12 months and had an aggregate fair value of $520.1 million and unrealized losses of $26.2 million. The unrealized loss of these securities was driven by the timing of the purchases of fixed-rate securities during the extended low-interest rate environments experienced in prior years, which has been compounded with subsequent increases in benchmark interest rates. However, these fixed-rate securities were purchased with the expectation that they will continue to prepay principal, and the proceeds will be invested at current market rates.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of September 30, 2026 on such Agency MBS to be credit related.

Other Debt Securities

We also hold subordinated debt of bank holding companies with a maturity of 10 years, with a call in 5 years. As of September 30, 2026, there were 13 corporate bonds with an aggregate fair value of $33.8 million, in an unrealized loss position for less than 12 months of $974 thousand.

FHLB and FRB Stock

As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At September 30, 2026, our ownership of FHLB and FRB stock totaled $13.7 million and $9.2 million, respectively, and is included in other assets and recorded at cost, which approximates fair value.

Impairment Assessment

For AFS securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. For the three and nine months ended September 30, 2026 and 2025, no allowance for credit losses was recognized on AFS securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality.

The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of September 30, 2026, we concluded that unrealized losses on our AFS securities were not impaired due to reasons of credit quality and no allowance for credit losses has been recognized on AFS securities. As the portfolio is managed from a liquidity, earnings, and risk standpoint, sales from the AFS portfolio may be warranted based upon prevailing market factors.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of September 30, 2026. In this table, Yield is defined as the book yield weighted against the ending book value. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due after one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Treasury bills	$124,534	3.95%	$—	—	$—	—	$—	—	$124,534	3.95%
Mortgage-backed securities:
Residential mortgage-backed securities	—	—	6	6.83%	24	5.91%	414,178	4.36%	414,208	4.36%
Commercial mortgage-backed securities	—	—	—	—	—	—	5,071	5.15%	5,071	5.15%
Residential collateralized mortgage obligations	—	—	—	—	—	—	129,895	4.60%	129,895	4.60%
Commercial collateralized mortgage obligations	—	—	—	—	—	—	314,107	4.58%	314,107	4.58%
Other debt securities	—	—	3,116	6.23%	57,937	6.44%	—	—	61,053	6.43%
Total available for sale debt securities	$124,534	3.95%	$3,122	6.23%	$57,961	6.44%	$863,251	4.48%	$1,048,868	4.53%

Held to maturity debt securities:
U.S. Government agencies and government sponsored enterprises	$—	—	$6,926	3.40%	$—	—	$—	—	$6,926	3.40%
State and political subdivisions	2,824	4.25%	5,256	1.76%	5,106	1.95%	16,251	2.62%	29,437	2.51%
Mortgage-backed securities:
Residential mortgage-backed securities	—	—	—	—	—	—	20,509	2.90%	20,509	2.90%
Commercial mortgage-backed securities	—	—	954	3.43%	3,992	1.60%	—	—	4,946	1.96%
Residential collateralized mortgage obligations	—	—	472	2.19%	7,231	2.51%	6,470	2.35%	14,173	2.43%
Commercial collateralized mortgage obligations	—	—	530	3.22%	—	—	—	—	530	3.22%
Total held to maturity debt securities	2,824	4.25%	14,138	2.75%	16,329	2.11%	43,230	2.71%	76,521	2.65%
Total investment securities	$127,358	3.95%	$17,260	3.38%	$74,290	5.49%	$906,481	4.40%	$1,125,389	4.40%

MANAGEMENT'S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

Total loans were $4.86 billion at September 30, 2026, an increase of $198.0 million from $4.66 billion at December 31, 2025. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (dollars in thousands):

	Loan Portfolio Composition
	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Commercial business	$773,008	15.9%	$738,307	15.8%
Commercial mortgage–construction	625,095	12.9	488,558	10.5
Commercial mortgage–multifamily	560,780	11.6	588,732	12.7
Commercial mortgage–non-owner occupied	1,001,518	20.6	942,219	20.2
Commercial mortgage–owner occupied	345,100	7.1	322,776	6.9
Total commercial mortgage	2,532,493	52.2	2,342,285	50.3
Total commercial	3,305,501	68.1	3,080,592	66.1
Residential real estate loans	663,160	13.7	657,001	14.1
Residential real estate lines	77,364	1.6	75,121	1.6
Consumer indirect	779,059	16.0	807,310	17.4
Other consumer	30,743	0.6	37,842	0.8
Total consumer	1,550,326	31.9	1,577,274	33.9
Total loans	4,855,827	100.0%	4,657,866	100.0%
Less: Allowance for credit losses–loans	48,014		47,386
Total loans, net	$4,807,813		$4,610,480

Total commercial loans of $3.31 billion represented 68% of total loans as of September 30, 2026, compared to $3.08 billion, or 66% of total loans as of December 31, 2025. Commercial business loans of $773.0 million, or 16% of total loans, were up $34.7 million, or 5%, from December 31, 2025, primarily due to organic growth, and total commercial mortgage loans of $2.53 billion, or 52% of total loans, were up $190.2 million, from $2.34 billion as of December 31, 2025. The increase in total commercial mortgage loans was attributable to increases in construction, non-owner occupied, and owner occupied loans, partially offset by a decrease in multifamily loans. As of September 30, 2026, commercial real estate (“CRE”) loans made up approximately 68% of total commercial loans, and 46% of total loans, commercial and industrial loans approximated 27% of total commercial loans, and 19% of total loans, and business banking unit loans were approximately 5% of total commercial loans and 3% of total loans. Our CRE committed credit exposure at September 30, 2026 related to approximately 44% multi-family, 21% office, 10% retail, 8% hospitality, 7% land, 6% industrial property, 3% other and 1% home builder properties. Approximately 70% of our office exposure at September 30, 2026, or 15% of our total CRE exposure, related to Class B or medical office space. Approximately 75% of our office and more than 90% of our multifamily CRE loans have full or limited personal or corporate recourse.

Total consumer loans of $1.55 billion, or 32% of total loans at September 30, 2026, decreased $26.9 million from December 31, 2025. Consumer loans at September 30, 2026 were comprised of residential real estate loans and lines of credit of $740.5 million, or 15% of total loans, consumer indirect loans of $779.1 million, or 16% of total loans, and other consumer loans of $30.7 million, or 1% of total loans. During the third quarter of 2026, we originated $236.3 million in indirect automobile loans with a mix of approximately 30% new automobile and 70% used automobile loans. This compares with the $259.5 million originated of indirect automobile loans with a mix of approximately 30% new automobile and 70% used automobile loans for the third quarter of 2025. Origination volumes and the mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loans Serviced for Others

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate loans and totaled $1.9 million and $3.4 million as of September 30, 2026 and December 31, 2025, respectively.

We sell certain qualifying newly originated or refinanced residential real estate loans on the secondary market. Residential real estate loans serviced for others, which are not included in the consolidated statements of financial condition, amounted to $309.3 million and $293.3 million as of September 30, 2026 and December 31, 2025, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Credit Losses–Loans

The following table summarizes the activity in the allowance for credit losses–loans for the periods indicated (dollars in thousands).

	Credit Loss – Loans Analysis
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Allowance for credit losses – loans, beginning of period	$47,497	$47,291	$47,386	$48,041
Net charge-offs (recoveries):
Commercial business	344	123	3,311	2,083
Commercial mortgage–construction	963	(357)	963	(357)
Commercial mortgage–multifamily	—	—	—	—
Commercial mortgage–non-owner occupied	(1)	(1)	(3)	594
Commercial mortgage–owner occupied	(1)	(1)	(2)	(3)
Residential real estate loans	(11)	(25)	8	108
Residential real estate lines	—	—	27	27
Consumer indirect	2,010	1,926	5,000	5,017
Other consumer	721	396	1,098	1,011
Total net charge-offs	4,025	2,061	10,402	8,480
Provision for credit losses–loans	4,542	2,062	11,030	7,731
Allowance for credit losses–loans, end of period	$48,014	$47,292	$48,014	$47,292

Net loan charge-offs (recoveries) to average loans (annualized):
Commercial business	0.18%	0.07%	0.59%	0.39%
Commercial mortgage–construction	0.64%	-0.31%	0.24%	-0.09%
Commercial mortgage–multifamily	0.00%	0.00%	0.00%	0.00%
Commercial mortgage–non-owner occupied	0.00%	0.00%	0.00%	0.09%
Commercial mortgage–owner occupied	0.00%	0.00%	0.00%	0.00%
Residential real estate loans	-0.01%	-0.02%	0.00%	0.02%
Residential real estate lines	0.00%	0.00%	0.05%	0.05%
Consumer indirect	1.03%	0.91%	0.85%	0.80%
Other consumer	9.04%	4.16%	4.43%	3.40%
Total loans	0.33%	0.18%	0.30%	0.25%

Allowance for credit losses–loans to total loans	0.99%	1.03%	0.99%	1.03%
Allowance for credit losses–loans to nonaccrual loans	125%	139%	125%	139%
Allowance for credit losses–loans to non-performing loans	125%	139%	125%	139%

Net charge-offs of $4.0 million for the third quarter of 2026 represented 0.33% of average loans on an annualized basis compared to net charge-offs of $2.1 million, or 0.18%, of average loans for the third quarter of 2025. Net charge-offs of $10.4 million for the first nine months of 2026 represented 0.30% of average loans on an annualized basis compared to net charge-offs of $8.5 million for the comparable period of 2025, representing 0.25% of average loans on an annualized basis.

The allowance for credit losses–loans was $48.0 million at September 30, 2026, compared with $47.3 million at September 30, 2025. The increase in allowance for credit losses–loans was due to a combination of factors, including the impact of increases in loan outstandings and specific reserves, partially offset by decreases in loss rates and qualitative factors for pooled loans. The ratio of the allowance for credit losses–loans to total loans was 0.99% at September 30, 2026 and 1.03% at September 30, 2025. The ratio of allowance for credit losses–loans to non-performing loans was 125% at September 30, 2026, compared with 139% at September 30, 2025. Non-performing loans increased $2.8 million to $38.5 million at September 30, 2026, compared to $35.8 million at September 30, 2025.

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

	Allowance for Credit Losses–Loans by Loan Category
	September 30, 2026		December 31, 2025
	Credit Loss Allowance	Percentage of Loans By Category to Total Loans	Credit Loss Allowance	Percentage of Loans By Category to Total Loans
Commercial business	$8,084	15.9%	$9,568	15.8%
Commercial mortgage–construction	5,611	12.9	4,425	10.5
Commercial mortgage–multifamily	2,558	11.6	3,316	12.7
Commercial mortgage–non-owner occupied	13,467	20.6	10,494	20.2
Commercial mortgage–owner occupied	3,799	7.1	3,380	6.9
Residential real estate loans	3,464	13.7	3,511	14.1
Residential real estate lines	550	1.6	778	1.6
Consumer indirect	10,255	16.0	11,554	17.4
Other consumer	226	0.6	360	0.8
Total	$48,014	100.0%	$47,386	100.0%

Loans not analyzed for a specific reserve are segmented into “pools” of loans based on their homogeneous risk characteristics, including purpose, tenor, amortization, repayment source, payment frequency, collateral and recourse. Once loans have been segmented into pools, a loss rate is applied to the amortized cost basis. This is referred to as the “pooled loan” component of the allowance for credit losses estimate. Loans are divided into nine portfolio segments of loans including Commercial Business, Commercial Mortgage–Construction, Commercial Mortgage–Multifamily, Commercial Mortgage–Non-Owner Occupied, Commercial Mortgage–Owner Occupied, Residential Real Estate Loans, Residential Real Estate Lines of Credit, Consumer Indirect Loans, and Other Consumer Loans. The allowance for credit losses for pooled loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including our Loan Review function. We establish a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans, and other loans deemed appropriate by management, collectively referred to as collateral dependent loans. See Note 4, Loans, of the notes to the consolidated financial statements for further details on collateral dependent loans. Based on this analysis, we believe the allowance for credit losses is adequate as of September 30, 2026.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below summarizes our non-performing assets at the dates indicated (dollars in thousands).

	Non-Performing Assets
	September 30, 2026	December 31, 2025
Nonaccrual loans:
Commercial business	$6,609	$4,039
Commercial mortgage–construction	19,069	20,321
Commercial mortgage–multifamily	1,019	540
Commercial mortgage–non-owner occupied	—	—
Commercial mortgage–owner occupied	973	1,095
Residential real estate loans	8,141	6,443
Residential real estate lines	266	374
Consumer indirect	2,331	2,155
Other consumer	130	118
Total nonaccrual loans	38,538	35,085
Accruing loans 90 days or more delinquent	4	670
Total non-performing loans	38,542	35,755
Foreclosed assets	3,544	94
Total non-performing assets	$42,086	$35,849

Nonaccrual loans to total loans	0.79%	0.75%
Non-performing loans to total loans	0.79%	0.77%
Non-performing assets to total assets	0.65%	0.57%

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at September 30, 2026 were $42.1 million, an increase of $6.2 million from the $35.8 million balance at December 31, 2025. The primary component of non-performing assets is non-performing loans, which were $38.5 million or 0.79% of total loans at September 30, 2026 and $35.8 million or 0.77% of total loans at December 31, 2025.

Approximately $1.0 million, or 3%, of the $38.5 million in non-performing loans as of September 30, 2026 were current with respect to payment of principal and interest but were classified as non-accruing because repayment in full of principal and/or interest was uncertain.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. We had $3.5 million and $94 thousand of properties representing foreclosed asset holdings at September 30, 2026 and December 31, 2025, respectively. The increase of foreclosed assets in third quarter of 2026 was primarily due to the foreclosure of a property connected with a previously disclosed commercial loan.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $45.9 million and $27.6 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2026 and December 31, 2025, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at September 30, 2026. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Commercial business	$405,847	$275,287	$90,555	$1,319	$773,008
Commercial mortgage–construction	306,958	313,846	4,128	163	625,095
Commercial mortgage–multifamily	84,696	242,389	222,393	11,302	560,780
Commercial mortgage–non-owner occupied	143,342	410,223	431,861	16,092	1,001,518
Commercial mortgage–owner occupied	8,707	109,468	210,781	16,144	345,100
Residential real estate loans	21,165	11,210	137,358	493,427	663,160
Residential real estate lines	73	186	7,180	69,925	77,364
Consumer indirect (1)	7,456	397,725	373,878	—	779,059
Other consumer	4,065	7,670	8,062	10,946	30,743
Total loans	$982,309	$1,768,004	$1,486,196	$619,318	$4,855,827

Loans maturing after one year:
With a predetermined interest rate
Commercial business		$91,065	$39,963	$—	$131,028
Commercial mortgage–construction		29,288	4,128	—	33,416
Commercial mortgage–multifamily		86,239	69,872	1,390	157,501
Commercial mortgage–non-owner occupied		168,283	193,299	3,154	364,736
Commercial mortgage–owner occupied		57,419	73,386	—	130,805
Residential real estate loans		11,018	134,671	293,130	438,819
Residential real estate lines		—	—	—	—
Consumer indirect (1)		397,725	373,878	—	771,603
Other consumer		7,670	8,062	10,860	26,592
With a floating or adjustable rate
Commercial business		184,222	50,592	1,319	236,133
Commercial mortgage–construction		284,558	—	163	284,721
Commercial mortgage–multifamily		156,150	152,521	9,912	318,583
Commercial mortgage–non-owner occupied		241,940	238,562	12,938	493,440
Commercial mortgage–owner occupied		52,049	137,395	16,144	205,588
Residential real estate loans		192	2,687	200,297	203,176
Residential real estate lines		186	7,180	69,925	77,291
Consumer indirect (1)		—	—	—	—
Other consumer		—	—	86	86
Total loans maturing after one year		$1,768,004	$1,486,196	$619,318	$3,873,518

_____________

(1) Amounts include prepayment assumptions based on actual historical experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$974,634	17.8%	$962,724	18.5%
Interest-bearing demand	769,479	14.1	672,323	12.9
Savings and money market	2,021,827	36.9	1,884,801	36.2
Time deposits	1,708,996	31.2	1,686,500	32.4
Total deposits	$5,474,936	100.0%	$5,206,348	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2026, total deposits were $5.47 billion, representing an increase of $268.6 million, or 5%, from December 31, 2025. The increase was primarily driven by seasonally higher public deposit balances, though increases were seen across all deposit categories. Time deposits were approximately 31% and 32.4% of total deposits at September 30, 2026 and December 31, 2025, respectively.

Non-public deposits, the largest component of our funding sources, totaled $3.19 billion and $3.16 billion at September 30, 2026 and December 31, 2025, respectively, and represented 58% and 61% of total deposits as of each date, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high-cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market area. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquidity to accommodate the seasonality associated with public deposits. Total public deposits were $1.23 billion and $1.09 billion at September 30, 2026 and December 31, 2025, respectively, and represented 22% and 21% of total deposits as of each date, respectively.

We also participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $844.7 million at September 30, 2026, compared to $829.2 million at December 31, 2025, as this product has been an attractive option for customers with more than $250 thousand on deposit, desiring FDIC insurance. Reciprocal deposits represented 15% of total deposits as of each date.

Brokered deposits totaled $218.1 million at September 30, 2026 and $125.2 million at December 31, 2025, and represented 4% and 2% of total deposits as of each date, respectively. As of September 30, 2026 and December 31, 2025, $75.2 million of interest-bearing demand deposits were brokered deposit accounts, and $142.9 million and $50.0 million of time deposits were brokered deposit accounts, respectively.

As of September 30, 2026 and December 31, 2025, the aggregate amount of estimated uninsured deposits (deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance) was $2.66 billion, or 49% of total deposits, and $2.26 billion, or 43% of total deposits, respectively. The portion of our time deposits by account that were in excess of the FDIC insurance limit was $478.0 million and $394.2 million at September 30, 2026 and December 31, 2025, respectively. The maturities of our uninsured time deposits at September 30, 2026 were as follows: $156.0 million in three months or less; $89.1 million between three months and six months; $124.1 million between six months and one year; and $108.8 million over one year. Approximately $1.16 billion and $1.03 billion of reciprocal and public deposits, characterized as preferred deposits for FDIC call report purposes, were collateralized by government-backed securities as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, estimated uninsured nonpublic deposits were approximately 23% and 24% of total deposits, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2026	2025
Short-term borrowings:
FHLB	$167,000	$109,000
Long-term borrowings:
FHLB	—	50,000
Subordinated notes, net	78,768	143,653
Total long-term borrowings	78,768	193,653
Total borrowings	$245,768	$302,653

Short-term Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at September 30, 2026 and December 31, 2025 totaled $167.0 million and $109.0 million, respectively. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. Short-term borrowings and brokered deposits have historically been utilized to manage the seasonality of public deposits. At September 30, 2026 and December 31, 2025, our short-term borrowings had a weighted average rate of 4.19% and 3.96%, respectively. We continue to be proactive in managing funding costs and reducing short-term borrowings.

As of September 30, 2026, $50.0 million of the short-term borrowings balance was designated as a cash-flow hedge, which became effective in April 2022, at a fixed rate of 0.787%. In the second quarter of 2026, we repaid $25.0 million in short-term borrowings, which was designated as a cash-flow hedge, which became effective in May 2023, at a fixed rate of 3.4615%, which expired on May 5, 2026 and was not subsequently renewed, and in the first quarter of 2026, we repaid $30.0 million in short-term borrowings, which was designated as a cash-flow hedge, which became effective in January 2023, at a fixed rate of 3.669% which expired on January 24, 2026 and was not subsequently renewed.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $204.7 million of immediate credit capacity with the FHLB, and approximately $922.4 million in secured borrowing capacity at the FRB discount window, none of which was outstanding at September 30, 2026. The FHLB and FRB credit capacity is collateralized by securities from our investment portfolio and certain qualifying loans. As of September 30, 2026, loans pledged also served as collateral for letters of credit issued through the FHLB for the benefit of uninsured public funds deposits totaling $274.3 million. We had $155.0 million of credit available under unsecured federal funds purchased lines with various banks as of September 30, 2026, with no amounts outstanding. Additionally, we had approximately $6.9 million of unencumbered liquid securities available for pledging at September 30, 2026.

Long-term Borrowings

We had a long-term advance payable to FHLB of $50.0 million, which matured and was repaid on January 20, 2026, and bore interest at a fixed rate of 4.05%.

On December 11, 2025, we completed a private placement of $80.0 million in aggregate principal of fixed-to-floating rate subordinated notes to qualified institutional buyers and institutional accredited investors that were subsequently exchanged for subordinated notes with substantially the same terms (the “2025 Notes”) registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to registration rights agreements with the purchasers of the 2025 Notes. The 2025 Notes have a maturity date of December 15, 2035, and bear interest, payable semi-annually, at the rate of 6.50% per annum until December 15, 2030. Commencing on that date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 312 basis points, payable quarterly until maturity. We are entitled to repay the 2025 Notes, in whole or in part, at any time on or after December 15, 2030, and to prepay the 2025 Notes in whole or in part at any time upon certain other specified events. The 2025 Notes qualify as Tier 2 capital for regulatory purposes. We used the net proceeds to redeem the $65.0 million of outstanding debt issuances from 2015 and 2020, at the first call date of 2026, as well as for general corporate purposes including repurchasing shares of the Company’s common stock under our 2025 Share Repurchase Program.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

On April 15, 2015, we issued $40.0 million of subordinated notes (the “2015 Notes”) in a registered public offering. The 2015 Notes bore interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025, the interest rate resets quarterly to an annual interest rate equal to the then current three-month CME Term SOFR plus 4.20561%. The 2015 Notes became redeemable by us at any quarterly interest payment date on or after April 15, 2025 to maturity at par, plus accrued and unpaid interest. The 2015 Notes qualified as Tier 2 capital for regulatory purposes. In April 2025, we called $10.0 million of the 2015 Notes, and in January 2026 we redeemed the remaining $30.0 million.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We continue to actively monitor our liquidity profile and funding concentrations in accordance with our Board of Directors (“Board”) approved Liquidity Policy. Management is actively monitoring customer activity by way of commercial and consumer line of credit utilization, as well as deposit flows. As of September 30, 2026, all structural liquidity ratios and early warning indicators remain in compliance with what we believe are ample funding sources available in the event of a stress scenario.

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

The primary source of our non-deposit short-term borrowings is FHLB advances, of which $167.0 million were outstanding at September 30, 2026. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $1.28 billion as of September 30, 2026 from various funding sources which include the FHLB, the FRB and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2026. The line of credit has a one-year term and matures in May 2027. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $102.9 million as of September 30, 2026, a decrease of $5.9 million from $108.8 million as of December 31, 2025. During the nine months ended September 30, 2026, net cash provided by operating activities totaled $79.9 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $263.6 million, which primarily consisted of outflows of $212.1 million from the net increase in loans, $48.2 million of net purchases of investment securities, and $3.3 million for the purchase of premises and equipment. Net cash provided by financing activities of $177.8 million was primarily attributed to a $268.6 million net increase in deposits and a $58.0 million increase in short-term borrowings, partially offset by a $115.0 million net decrease in long-term borrowings, $19.9 million in dividend payments, and $13.9 million in stock repurchases.

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

In September 2025, the Board approved a share repurchase program for up to 1,006,379 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares. The new share repurchase program replaced and terminated the prior share repurchase program authorized by the Board in June 2022. The repurchase program does not obligate us to purchase any shares and it may be extended, modified, or discontinued at any time. The Company repurchased 185,833 common shares at an average price of $40.92 per share during the third quarter of 2026, and 349,030 common shares at an average price of $37.02 during the nine months ended September 30, 2026. As of September 30, 2026, 320,480 shares remain available for repurchase under this program.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Shareholders’ equity was $619.0 million at September 30, 2026, a decrease of $9.9 million from $628.9 million at December 31, 2025, primarily due to an increase in accumulated other comprehensive loss of $41.4 million during the nine months ended September 30, 2026 primarily related to an increase in net unrealized losses on available for sale securities, and the impact of stock repurchases, partially offset by net income, net of dividends, retained in the nine months ended September 30, 2026.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies on a consolidated basis. As of September 30, 2026, the Company’s capital levels remained characterized as “well-capitalized” under the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. See the “Basel III Capital Rules” section below for further discussion.

The following table reflects the ratios and their components (dollars in thousands):

		September 30,	December 31,
		2026	2025
Common shareholders’ equity		$601,710	$611,569
Less:	Goodwill and other intangible assets	57,034	57,002
	Net unrealized loss on investment securities (1)	(67,409)	(26,531)
	Hedging derivative instruments	718	1,329
	Net periodic pension and postretirement benefits plan adjustments	(7,669)	(7,754)
	Other	(54)	(74)
Common Equity Tier 1 (“CET1”) Capital		619,090	587,597
Plus:	Preferred stock	17,285	17,285
	Tier 1 Capital	636,375	604,882
Plus:	Qualifying allowance for credit losses	51,711	52,886
	Subordinated Notes	78,768	130,653
Total regulatory capital		$766,854	$788,421
Adjusted average total assets (for leverage capital purposes)		$6,306,041	$6,240,934
Total risk-weighted assets		$5,450,205	$5,290,738

Regulatory Capital Ratios
Tier 1 Leverage (Tier 1 capital to adjusted average assets)		10.09%	9.69%
CET1 Capital (CET1 capital to total risk-weighted assets)		11.36%	11.11%
Tier 1 Capital (Tier 1 capital to total risk-weighted assets)		11.68%	11.43%
Total Risk-Based Capital (Total regulatory capital to total risk-weighted assets)		14.07%	14.90%

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

Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules. As of September 30, 2026, the Company and Bank’s capital levels remained characterized as “well capitalized” under the Basel III rules, including the additional capital conservation buffer.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of September 30, 2026 and December 31, 2025, for the Company and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, under the Basel III Capital Rules (dollars in thousands):

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Tier 1 leverage:
Company	$636,375	10.09%	252,242	4.00%	$315,302	5.00%
Bank	684,139	10.88	251,425	4.00	314,282	5.00
CET1 capital:
Company	619,090	11.36	381,514	7.00	354,263	6.50
Bank	684,139	12.60	380,009	7.00	352,866	6.50
Tier 1 capital:
Company	636,375	11.68	463,267	8.50	436,016	8.00
Bank	684,139	12.60	461,440	8.50	434,297	8.00
Total capital:
Company	766,854	14.07	572,272	10.50	545,021	10.00
Bank	735,850	13.55	570,014	10.50	542,871	10.00
December 31, 2025
Tier 1 leverage:
Company	$604,882	9.69%	$249,637	4.00%	$312,047	5.00%
Bank	649,202	10.44	248,832	4.00	311,041	5.00
CET1 capital:
Company	587,597	11.11	370,352	7.00	343,989	6.50
Bank	649,202	12.32	368,762	7.00	342,422	6.50
Tier 1 capital:
Company	604,882	11.43	449,713	8.50	423,259	8.00
Bank	649,202	12.32	447,782	8.50	421,442	8.00
Total capital:
Company	788,421	14.90	555,527	10.50	529,074	10.00
Bank	702,088	13.33	553,143	10.50	526,803	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2025 to September 30, 2026. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending September 30, 2027, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-300 bp	-200 bp	-100 bp	+100 bp
Estimated change in net interest income	$(12,401)	$(8,022)	$(3,649)	$2,349
% Change	-5.65%	-3.65%	-1.66%	1.07%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2026 and December 31, 2025 (dollars in thousands). The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2026 and December 31, 2025. EVE amounts are computed under each respective Pre-Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable. The following table sets forth the estimated changes to EVE, assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	September 30, 2026			December 31, 2025
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$934,189			$828,292
- 200 Basis Points	997,542	$63,353	6.78%	866,824	38,532	4.65
- 100 Basis Points	964,558	30,369	3.25	847,059	18,767	2.27
+ 100 Basis Points	904,232	(29,957)	-3.21	807,542	(20,750)	-2.51
+ 200 Basis Points	874,189	(60,000)	-6.42	787,496	(40,796)	-4.93

The Pre-Shock Scenario EVE was $934.2 million at September 30, 2026, compared to $828.3 million at December 31, 2025. The increase was driven by growth in commercial loan and investment securities balances, as well as lower market valuation adjustments on non-public deposits, public deposits, and borrowings. The sensitivity in the down Rate Shock Scenarios to EVE increased at September 30, 2026 compared to December 31, 2025. This was primarily driven by decreased market valuations for non-public deposits, borrowings, and reciprocal deposits, partially offset by decreased market value of MBS bonds.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

During the quarter ended September 30, 2026, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2025, the Board approved a share repurchase program for up to 1,006,379 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares. The program will expire at the earlier of the completion of all share repurchases or a Board vote to retire the program.

The Company’s repurchases of its common stock during the third quarter of 2026 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 – July 31, 2026	2,030	$41.00	2,030	504,283
August 1, 2026 – August 31, 2026	183,803	40.92	183,803	320,480
September 1, 2026 – September 30, 2026	—	—	—	320,480
Total	185,833	$40.92	185,833

ITEM 5. Other Information

During the third quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	November 9, 2026
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Jack Plants II	November 9, 2026
W. Jack Plants II
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sandra L. Byers	November 9, 2026
Sandra L. Byers
Senior Vice President and Controller
(Principal Accounting Officer)